Form 10-Q
period 1995-02-28
ACCLAIM ENTERTAINMENT INC
filed 1995-04-10
CIK 804888

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1995

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

                        Commission file number 0-16986


                          ACCLAIM ENTERTAINMENT, INC.
          ----------------------------------------------------------
          (Exact name of the registrant as specified in its charter)

                   Delaware                        38-2698904
        (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)           Identification No.)

                 One Acclaim Plaza, Glen Cove, New York 11542
                 --------------------------------------------
                   (Address of principal executive offices)




                                (516) 656-5000
                        -------------------------------
                        (Registrant's telephone number)

         71 Audrey Avenue, Oyster Bay, New York 11771  (516) 624-8888
         ------------------------------------------------------------
                     (Former address and telephone number)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes   X     No___


As at April 3, 1995, approximately 44,850,000 shares of Common Stock of the registrant were outstanding.

PART I
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in 000s, except per share data)

                                                 February 28, August 31,
                                                    1995         1994
                                                    ____         ____
ASSETS
CURRENT ASSETS
Cash                                              $ 38,198     $ 34,676
Marketable securities                               66,962        1,926
Accounts receivable - net                          140,354      164,794
Inventories                                         22,790       15,295
Prepaid expenses                                    33,715       23,214
Other current assets                                 6,758       10,796
                                                  --------     --------
  TOTAL CURRENT ASSETS                             308,777      250,701
                                                  --------     --------

OTHER ASSETS
Fixed assets - net                                  25,900       15,638
Excess of cost over net assets acquired - net of
  accumulated amortization of $7,403 and $5,951,
  respectively                                      61,105       59,400
Other assets                                        30,273       10,139
                                                  --------     --------
  TOTAL ASSETS                                    $426,055     $335,878
                                                  --------     --------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Trade accounts payable                             $28,984      $69,376
Short-term borrowings                                5,044        1,757
Accrued expenses                                    47,148       43,914
Income taxes payable                                 5,851        2,031
Current portion of long-term debt                   40,196        1,538
Obligation under capital leases - current              322          265
                                                  --------     --------
  TOTAL CURRENT LIABILITIES                        127,545      118,881
                                                  --------     --------


LONG-TERM LIABILITIES
Long-term debt                                         196       40,196
Obligation under capital leases - noncurrent           558          719
Other long-term liabilities                            956          839
                                                  --------     --------
  TOTAL LIABILITIES                                129,255      160,635
                                                  --------     --------

MINORITY INTEREST                                    1,750           --

COMMITMENTS  AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,000 shares
 authorized;
None issued                                             --           --
Common stock, $0.02 par value; 50,000 shares authorized;
 44,760 and 39,348 shares issued and
outstanding, respectively                              895          787
Additional paid in capital                         154,463       69,246
Retained earnings                                  135,796      106,571
Treasury stock                                        (807)        (807)
Foreign currency translation adjustment              1,699         (554)
Unrealized gain on marketable securities             3,004           --
                                                  --------     --------
  TOTAL STOCKHOLDERS' EQUITY                       295,050      175,243
                                                  --------     --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $426,055     $335,878
                                                  --------     --------


See note to consolidated financial statements.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED EARNINGS
                       (in 000s, except per share data)

                                     Three Months Ended      Six Months Ended
                                        February 28,           February 28,
                                     1995        1994        1995        1994
                                   --------    --------    --------    --------
NET REVENUES                       $157,430    $115,531    $318,377    $242,891
COST OF REVENUES                     71,039      51,167     146,592     107,285
                                   --------    --------    --------    --------
GROSS PROFIT                         86,391      64,364     171,785     135,606
                                   --------    --------    --------    --------

OPERATING EXPENSES
Selling, advertising, general and
administrative expenses              60,726      45,233     116,665      93,631
Operating interest                    1,027         394       1,912       1,072
Depreciation and amortization         1,992         865       3,572       1,681

                                   --------    --------    --------    --------
TOTAL OPERATING EXPENSES             63,745      46,492     122,149      96,384
                                   --------    --------    --------    --------

EARNINGS FROM OPERATIONS             22,646      17,872      49,636      39,222

OTHER INCOME (EXPENSE)
Interest income                         398         272         832         507
Interest expense                       (919)        (34)     (1,749)       (215)
Other (expense) income                1,056          28       1,206        (325)
                                   --------    --------    --------    --------

EARNINGS BEFORE INCOME TAXES         23,181      18,138      49,925      39,189

PROVISION FOR INCOME TAXES            9,600       7,500      20,700      16,215
                                   --------    --------    --------    --------

NET EARNINGS                       $ 13,581    $ 10,638    $ 29,225    $ 22,974
                                   --------    --------    --------    --------

NET EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE          $   0.29    $   0.24    $   0.62    $   0.51

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                47,450      45,100      47,450      45,100
                                   --------    --------    --------    --------

See note to consolidated financial statements.

                                                    ACCLAIM ENTERTAINMENT, INC.
                                                         AND SUBSIDIARIES
                                          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                                 (in 000s, except per share data)

                        Preferred Stock (1)  Common Stock                                Common    Foreign     Unrealized
                              Issued            Issued     Additional                   Stock Due  Currency   Gain/Loss On
                                                             Paid-In  Retained Treasury   From    Translation  Marketable
                           Shares  Amount   Shares  Amount   Capital  Earnings  Stock     MCA     Adjustments  Securities    Total
                           ------  ------   ------  ------ ---------- -------- -------- --------- ----------- -----------    -----
Balance August 31, 1992        --      --   23,303   $466   $ 30,533  $ 33,579     --    $(807)    $   935           --    $ 64,706
                           ------  ------   ------   ----   --------  --------  -----    -----     -------       ------    --------

Net Earnings                   --      --       --     --         --    28,185     --       --          --           --      28,185
Exercise of Stock Options      --      --    1,536     31      6,716        --     --       --          --           --       6,747
50% Stock Dividend             --      --   12,420    248         --      (248)    --       --          --           --          --
Tax Benefit from
  Exercise of Stock Options    --      --       --     --      1,128        --     --       --          --           --       1,128

Shares Received from MCA       --      --       --     --         --        --  $(807)     807          --           --          --
Foreign Currency
  Translation Loss             --      --       --     --         --        --     --       --      (3,899)          --      (3,899)
                           ------  ------   ------   ----   --------  --------  -----    -----     -------       ------    --------

Balance August 31, 1993        --      --   37,259    745     38,377    61,516   (807)       0      (2,964)          --      96,867
                           ------  ------   ------   ----   --------  --------  -----    -----     -------       ------    --------
Net Earnings                   --      --       --     --         --    45,055     --       --          --           --      45,055
Issuances                      --      --      971     19     14,981        --     --       --          --           --      15,000
Exercise of Stock Options      --      --    1,118     23      7,435        --     --       --          --           --       7,458
Tax Benefit from
  Exercise of Stock Options    --      --       --     --      8,453        --     --       --          --           --       8,453
Foreign Currency
  Translation Gain             --      --       --     --         --        --     --       --       2,410           --       2,410
                           ------  ------   ------   ----   --------  --------  -----    -----     -------       ------    --------

Balance August 31, 1994        --      --   39,348    787     69,246   106,571   (807)       0        (554)          --     175,243
                           ------  ------   ------   ----   --------  --------  -----    -----     -------       ------    --------

Net Earnings                   --      --       --     --         --    29,225     --       --          --           --      29,225
Issuances                      --      --    5,182    104     83,659        --     --       --          --           --      83,763
Exercise of Stock Options      --      --      230      4        997        --     --       --          --           --       1,001
Tax Benefit from
  Exercise of  Stock Options   --      --       --     --        561        --     --       --          --           --         561
Foreign Currency
  Translation Gain             --      --       --     --         --        --     --       --       2,253           --       2,253
Unrealized Gain (Loss) on
  Marketable Securities        --      --       --     --         --        --     --       --          --        3,004       3,004
                           ------  ------   ------   ----   --------  --------  -----    -----     -------       ------    --------

Balance February 28, 1995      --      --   44,760   $895   $154,463  $135,796  $(807)   $   0     $ 1,699       $3,004    $295,050
                           ------  ------   ------   ----   --------  --------  -----    -----     -------       ------    --------

(1) The Company is authorized to issue 1,000 shares of preferred stock at a par value of $0.01 per share, none of which shares is presently issued and outstanding.

See note to consolidated financial statements.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                    STATEMENTS OF  CONSOLIDATED CASH FLOWS
                       (in 000s, except per share data)

                                                  Six Months Ended
                                                    February 28,
                                               1995              1994
                                              ------            ------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES

Cash received from customers                 $351,926          $271,270
Cash paid to suppliers and employees         (326,504)         (255,272)
Interest received                                 832               507
Interest paid                                  (3,661)           (1,287)
Income taxes (paid)                           (14,223)           (9,368)
                                              -------           -------
NET CASH PROVIDED BY OPERATING ACTIVITIES       8,370             5,850
                                              -------           -------
CASH FLOWS (USED IN) PROVIDED BY
  INVESTING ACTIVITIES
Sale of marketable securities                  12,694           (10,413)
Acquisition of Iguana Entertainment, Inc.      (5,513)               --
Acquisition of fixed assets,
  excluding capital leases                    (18,409)           (1,354)
Disposal of fixed assets                            2                 2
Acquisition of other assets                     2,445              (672)
                                              -------           -------
NET CASH (USED IN) INVESTING ACTIVITIES        (8,781)          (12,437)
                                              -------           -------
CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES
Proceeds from short-term borrowings             6,193            10,993
Repayment of short-term borrowings             (3,025)          (14,231)
Payment of mortgage                            (1,342)              (43)
Exercise of stock options                       1,002             1,105
Payment of obligation under capital leases       (153)             (160)
                                              -------           -------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                          2,675            (2,336)
                                              -------           -------
EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                               1,258               959
                                              -------           -------
NET INCREASE (DECREASE) IN CASH                 3,522            (7,964)

CASH AT BEGINNING OF PERIOD                    34,676            25,745
                                              -------           -------
CASH AT END OF PERIOD                         $38,198           $17,781
                                              -------           -------

                      ACCLAIM ENTERTAINMENT, INC.
                           AND SUBSIDIARIES
                STATEMENTS OF  CONSOLIDATED CASH FLOWS
                              (Continued)
                   (in 000s, except per share data)


                                                           Six Months Ended
                                                              February 28,
                                                             1995        1994
                                                            -------     -------
RECONCILIATION OF NET EARNINGS TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net Earnings                                                $29,225     $22,974
                                                            -------     -------
Adjustments to reconcile net earnings to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                               3,572       1,681
  Loss on disposal of equipment                                   7           2
  Gain on sale of marketable securities                      (1,107)
  (Decrease) Increase in allowance for returns and disco     (6,455)      4,237
  Deferred income taxes                                       2,117      (2,717)
  Decrease (Increase) in accounts receivable                 32,845      (7,151)
  (Increase) in inventories                                  (7,245)       (456)
  (Increase) in prepaid expenses                            (10,421)     (1,838)
  (Increase) in other current assets                            (75)       (260)
  (Decrease) in trade accounts payable                      (41,361)    (21,764)
  Increase in accrued expenses                                2,909       7,279
Increase in income taxes payable                              4,359       3,863
                                                            -------     -------
  Total adjustments                                         (20,855)    (17,124)
                                                            -------     -------

  NET CASH PROVIDED BY
   OPERATING ACTIVITIES                                     $ 8,370     $ 5,850
                                                            -------     -------

Supplemental schedule of noncash investing and financing activities:

In fiscal 1995, the Company purchased all of the capital stock of Iguana Entertainment, Inc. for $5,513, net of cash received. In connection with the acquisition, liabilities assumed were as follows:

        Fair value of assets acquired                         $ 5,525
        Cash paid for the capital stock                        (5,515)
                                                              -------
        Liabilities assumed                                   $    10
                                                              -------

In fiscal 1994, the Company purchased all of the capital stock of Acclaim Comics for $62,805, net of cash received. In connection with the acquisition, liabilities assumed were as follows:

        Fair value of assets acquired                         $67,478
        Cash paid for the capital stock                       (50,588)
        Fair market value of common stock issued              (15,000)
                                                              -------
        Liabilities assumed                                   $ 1,890
                                                              -------

See note to consolidated financial statements.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


Interim Period Reporting

The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        Acclaim Entertainment, Inc. ("Acclaim"), together with its subsidiaries (Acclaim and its subsidiaries are collectively hereinafter referred to as the "Company"), is an entertainment publisher which engages in or plans to engage in
(i) the publication of interactive entertainment software ("Software") for use with interactive entertainment hardware platforms; (ii) the development and publication of comic books, which commenced in July 1994 through the acquisition of Acclaim Comics, Inc. ("Acclaim Comics"), formerly Voyager Communications Inc.; (iii) the marketing of its motion capture technology and studio services, which commenced in the first quarter of fiscal 1995; (iv) the distribution of coin-operated arcade games, which is anticipated to commence in fiscal 1996 (and, with respect to redemption games, will commence upon the consummation of the proposed acquisition by the Company of Lazer-Tron Corporation, which is anticipated to occur in late fiscal 1995); (v) the distribution of Software for affiliated labels, which commenced in the first quarter of fiscal 1995; and (vi) the electronic distribution of interactive entertainment through the partnership (the "Joint Venture") established in October 1994 between a subsidiary of Acclaim and a subsidiary of Tele-Communications, Inc. ("TCI"). See "Recent Developments." To date, the Company's principal business has been as a leading publisher of Software for dedicated interactive entertainment hardware platforms ("Entertainment Platforms").

        The interactive entertainment industry is characterized by rapid technological change, resulting in hardware platform and related Software product cycles. No single hardware platform or system has achieved long-term dominance. The Company's strategy is to publish Software for the hardware platforms that currently dominate the market and to develop Software for the hardware platforms that the Company believes will become dominant in the future, rather than to be the first Software publisher for an emerging hardware platform; in order to promote its strategic relationships, however, the Company may from time to time publish Software for a hardware platform before it attains mass market appeal. The Company's revenues have traditionally been derived from sales of Software for the then dominant platforms. Accordingly, the Company's revenues are subject to fluctuation during transition periods when new hardware platforms have been introduced but none has achieved mass market acceptance or become dominant.

        From inception through fiscal 1991, substantially all of the Company's revenues were derived from sales of Software for the 8-bit Nintendo Entertainment System ("NES"). Although the Company commenced the publication of

Software for Game Boy, the portable system marketed by Nintendo Co., Ltd. (Japan) (Nintendo along with its subsidiary, Nintendo of America, Inc., are collectively hereinafter referred to as "Nintendo"), in fiscal 1990, for the Super Nintendo Entertainment System ("SNES") in fiscal 1991 and for Genesis and Game Gear, the 16-bit dedicated and portable hardware systems, respectively, marketed by Sega Enterprises Ltd. ("Sega") in fiscal 1992, the Company did not derive significant revenues from the sale of portable or 16-bit Software until fiscal 1992. The 16-bit systems are more sophisticated than the 8-bit systems, producing faster and more complex images with more lifelike animation and better sound effects and, by 1993, had replaced the 8-bit Entertainment Platform as the dominant Entertainment Platform. In fiscal 1994, most of the Company's revenues were derived from sales of Software for the 16-bit SNES and Genesis systems. The Company anticipates that most of its revenues in fiscal 1995 will be derived from sales of Software for the 16-bit Entertainment Platforms.

        The Company anticipates that the interactive entertainment industry will undergo significant changes in both the short- and long-term future due, in large part, to the introduction of the next generation of Entertainment Platforms incorporating 32- and 64-bit processors, as well as the success of personal computer/compact disk/multimedia hardware systems ("PC CD Systems"), the development of remote and electronic delivery systems and the entry and participation of new companies in the industry. The new hardware platforms may use read-only memory ("ROM") cartridges, compact disk ("CD"), flash memory and/or other technologies as the dominant software storage device. Additional CD platforms, including personal computer systems for which Software products are published, are currently marketed by Philips, Sega, Commodore, Apple, IBM,
IBM- compatible manufacturers and The 3DO Company.   Atari launched Jaguar, its
64-bit cartridge- based system, in November 1993 and Sega launched 32X, its 32-bit cartridge-based attachment for its 16-bit Genesis system, in November 1994. Sega and Sony launched their 32-bit CD-based systems in Japan in November 1994. Nintendo, Sega and Sony Corporation have announced plans to release new 32- or 64-bit CD-based or ROM cartridge-based systems in the U.S. later this calendar year.

        The Company believes that sales of new 16-bit hardware systems peaked in calendar 1993. Based on historical industry cycles, management believes that 16-bit Software sales peaked in calendar 1994 (the year following the peak year for hardware sales). The Company as well as industry analysts anticipate, based on Software sales information for calendar year 1994 and the continuing decline in 16-bit hardware sales, that the market for 16-bit Software will decline in calendar 1995.

        Although the Company believes that hardware incorporating 32- and 64-bit processors will become the dominant Entertainment Platforms in the interactive entertainment industry over the next few years, the Company is unable to predict which, if any, of the newly introduced or announced platforms will achieve commercial success or the timing thereof or their impact on the industry. The Company intends to develop and/or publish Software for the systems that it perceives as having the potential to achieve mass market acceptance; in order to promote its strategic relationships, however, the Company may from time to time publish Software for a hardware platform before it attains mass market appeal. No assurance can be given that the Company will correctly identify the systems with such potential or be successful in publishing Software for such platforms and systems. The uncertainty associated with the transition from 16-bit cartridge-based Entertainment Platforms to the next generation Entertainment Platforms decreases the

Company's ability to predict with any certainty its results of operations and profitability during this transition phase.

        Historically, management believed that the floppy and personal computer market was characterized by (i) numerous hardware and software incompatibilities; (ii) high price points for multimedia PC hardware; (iii) a large number of software titles; and (iv) technological limitations of the hardware systems for gaming as compared to the Entertainment Platforms. Accordingly, the Company participated in this category through distribution agreements which, in the opinion of management, provided the greatest return on the investment of time and effort needed to service a fragmented market. However, based on management's belief that this category now has sufficient mass market penetration to warrant publishing Software directly, and due to technological advancements incorporated in the newer PC CD Systems and the higher gross margins realized by publishers of Software for this category, in the second quarter of fiscal 1995, the Company commenced marketing Software for PC CD Systems.

        The Company commenced the development and sale of Software for the Sega CD system in fiscal 1994 and for Sega's 32X in the second quarter of fiscal 1995. The Company has announced that it is developing Software for Sega's Saturn system, Nintendo's Ultra 64 system and Sony's CD- based PSX, formerly known as "Play Station". However, management believes that the installed base of the new generation of Entertainment Platforms will not rival the current installed base of 16- bit Entertainment Platforms in the near-term. As a result, the sales growth of Software for these new Entertainment Platforms and PC CD Systems may not offset the decline in sales of Software for the 16-bit Entertainment Platforms in this calendar year and, as a result, overall industry growth rates may decline in the near-term.

        Based on the decline of the 16-bit hardware market and the related slowdown in retail sell- through of 16-bit Software on an industry-wide basis, management believes that retailers, in order to reduce inventory levels, may reduce purchases of the Company's 16-bit Software in the next several fiscal quarters as compared to prior fiscal quarters. Any such reduction in retail purchasing, to the extent not offset by growth in Software sales for the new Entertainment Platforms and PC CD Systems, would decrease the Company's rate of growth as discussed below. As retail sell-through of 16-bit Software continues to slow down, this may result in a build up of retail inventory which, in turn, may force the Company to liquidate excess inventory levels at retail by offering price protection and other concessions to its customers in future periods. As the transition to the next generation of Entertainment Platforms continues and as new Entertainment Platforms achieve market acceptance, the risk of returns of the Company's 16-bit Software titles has increased and will continue to increase. Although management believes that it has adequate reserves for such concessions and returns, no assurance can be given that future price protection, returns and other similar concessions will not exceed such reserves. In addition, the Company has incurred and expects to continue to incur higher marketing expenses in connection with the sale of 16-bit Software, which higher expenses may adversely affect the Company's profitability.

        Due in part to the decline of the market for Software for 16-bit Entertainment Platforms in 1995 and the related transition to the next generation of Entertainment Platforms, the Company believes that it will experience a lower rate of growth in fiscal 1995 and fiscal 1996 as compared to fiscal 1994 and a materially lower rate of growth, if any, in the third and fourth quarters of fiscal 1995 as compared to the first and second quarters of fiscal 1995.

        The release of individual "hit" Software products or families of products can significantly affect revenues. Historically, "hit" products or families of products have accounted for significant portions of the Company's gross revenues during particular periods. In prior periods, the Simpsons family of products and the WWF family of products have accounted for significant portions of the Company's gross revenues. Continuing this historic pattern, in the quarter ended February 28, 1994, the NBA Jam family of products accounted for a significant portion of the Company's gross revenues and in the quarter ended February 28, 1995, the NBA Jam Tournament Edition family of products accounted for a significant portion of the Company's gross revenues. In the six months ended February 28, 1994, each of the Mortal Kombat and NBA Jam family of products accounted for a significant portion of the Company's gross revenues and in the six months ended February 28, 1995, each of the Mortal Kombat II and NBA Jam Tournament Edition family of products accounted for a significant portion of the Company's gross revenues.

        The timing of the release of Software products can cause quarterly revenue and earnings fluctuations. A significant portion of the Company's revenues in any quarter are generally derived from Software products or families of products first shipped in that quarter. Product development schedules are difficult to predict due in large part to the difficulty of scheduling accurately the creative process and, with respect to Software for new hardware platforms, the use of new development tools for new platforms and the learning process associated with development for new technologies including the Company's own motion capture and related technologies. As the industry trend toward more sophisticated Entertainment Platforms continues, the related Software products frequently include more original, creative content and are more complex to develop and, accordingly, cause additional development and scheduling risk. As a result, the Company's quarterly results of operations are difficult to predict and the failure to meet product development schedules or even minor delays in product deliveries could cause a shortfall in shipments in any given quarter, which could cause the results of operations and net income for such quarter to fall significantly below anticipated levels.

        The Company's ability to sustain its current results of operations and profitability and to generate sales growth in the future will be dependent in large part on (i) the Company's ability to identify, develop and publish "hit"

Software titles for the hardware platforms that are viable in the mass market,
(ii) the growth of the interactive entertainment Software market and (iii) the Company's ability to develop and generate revenues from its other entertainment operations. In addition, the Company has incurred and expects to continue to incur increased research and development as well as general and administrative expenses in connection with the start-up of its new business operations (for e.g., coin-operated games). If the Company is not successful in generating revenues from these new businesses, its profitability will be adversely affected.

RESULTS OF OPERATIONS

        The following table sets forth certain statements of consolidated earnings data as a percentage of net revenues for the periods indicated:

                                           Three Months Ended  Six Months Ended
                                              February 28,       February 28,
                                              1995    1994        1995    1994
                                             -----   -----       -----   -----
Domestic revenues                             81.9%   72.8%       75.9%   75.2%
Foreign  revenues                             18.1    27.2        24.1    24.8
                                             -----   -----       -----   -----
   Net revenues                              100.0   100.0       100.0   100.0
Cost of revenues                              45.1    44.3        46.0    44.2
                                             -----   -----       -----   -----
   Gross profit                               54.9    55.7        54.0    55.8
Selling, advertising, general and
  administrative expenses                     38.5    39.2        36.7    38.5
Operating interest                             0.7     0.3         0.6     0.4
Depreciation and amortization                  1.3     0.7         1.1     0.7
                                             -----   -----       -----   -----
   Total operating expenses                   40.5    40.2        38.4    39.6
Earnings from operations                      14.4    15.5        15.6    16.1
Earnings before income taxes                  14.7    15.7        15.7    16.1
Net earnings                                   8.6     9.2         9.2     9.5

NET REVENUES

        The increase in the Company's net revenues from $115.5 million for the quarter ended February 28, 1994 to $157.4 million for the quarter ended February 28, 1995 and from $242.9 million for the six months ended February 28, 1994 to $318.4 million for the six months ended February 28, 1995 was predominantly due to increased unit sales of 16-bit Software and, to a lesser extent, sales of its CD Software. The dollar increase in the Company's foreign revenues in the six months ended February 28, 1995 as compared to the six months ended February 28, 1994 was due to increased unit sales of 16-bit Software in the European market. The Company's foreign revenues for the quarter ended February, 28, 1995 did not increase as compared to those for the quarter ended February 28, 1994. The percentage decrease in foreign revenues during the quarter ended February 28, 1995 as compared to the quarter ended February 28, 1994 was due to the high proportion of the Company's revenues for the quarter ended February 28, 1995 being derived from domestic sales of NBA Jam Tournament Edition. The Company believes that its foreign revenues will be greater in fiscal 1995 as compared to fiscal 1994, both in dollars and as a percentage of the Company's revenues. However, the Company does not anticipate that its foreign revenues in fiscal 1995 will reach the percentage levels achieved in fiscal 1992 or 1993. To date, the Company has not generated material revenues from any of its operations other than Software publishing and no assurance can be given that the Company will be able to generate such revenues in the future.

        The Company is substantially dependent on Nintendo as the sole manufacturer of Super NES and Game Boy hardware and Software for those platforms and as the sole licensor of the proprietary information and the technology needed to develop Software for those platforms; and on Sega as the sole manufacturer of Genesis, Master System, Game Gear, 32X and Sega CD hardware and a portion of Software for those platforms and as the sole licensor of the proprietary information and the technology needed to develop Software for those platforms. For the quarters ended February 28, 1994 and 1995, the Company derived 42% and 47% of its gross revenues, respectively, from sales of Nintendo-compatible products and 58% and 46% of its gross revenues, respectively, from sales of Sega-compatible products. The Company anticipates that the proportion of its revenues derived from Nintendo-compatible products as compared to Sega- compatible products will remain relatively constant during fiscal 1995 despite quarter to quarter fluctuations.

        The majority of the Company's gross revenues were derived from the following product categories:

                                          Three Months Ended   Six Months Ended
                                              February 28        February 28,
                                              1995    1994        1995    1994
                                             -----   -----       -----   -----
        Portable Software                      8.2%   17.5%       10.0%   14.9%
        16-Bit Software                       81.1    78.2        80.8    80.6
        CD Software                            6.7      --         5.7      --

GROSS PROFIT

        Gross profit fluctuates as a result of four factors: (i) the level of domestic manufacturing of Genesis and Sega CD Software; (ii) the percentage of foreign sales; (iii) the percentage of foreign sales to third party distributors; and (iv) the percentage of CD Software sales.

        The Company arranges for the manufacture of its worldwide Genesis and Sega CD Software under a license granted by Sega. The Company believes that it has improved cash flows and better control over the flow of its inventory as a result of the decreased lead time resulting from its ability to manufacture Software. The cost of Software manufactured by the Company, together with the royalties payable to Sega for such manufacturing, is lower than the cost of the Company's Software products when manufactured by Sega. The royalty payable to Sega for Software manufactured by the Company is included as an operating expense, rather than as part of cost of revenues and increased levels of manufacturing by the Company result in higher gross profit as a percentage of net revenues.

        The Company's margins on foreign sales are typically lower than those on domestic sales due to higher prices charged by hardware licensors for Software distributed by the Company outside North America. The Company's margins on foreign sales to third party distributors are approximately one- third lower than those on sales that the Company makes directly to foreign retailers.

        The Company's margins on sales of CD Software are higher than those on cartridge Software as a result of significantly lower product costs. As the percentage of sales of the Company's CD Software increases, the Company expects that its gross margin will also increase.

        Management anticipates that the Company's future gross profit will be affected by (i) the percentage of Software sales for PC CD Systems and sales related to the Company's new businesses and (ii) the percentage of returns, price protection and other similar concessions in respect of the Company's 16-bit Software sales. The Company's gross margins on coin-operated arcade games are anticipated to be lower than on its cartridge Software. Although gross margins on sales of Software for PC CD Systems are and are anticipated to continue to be higher than those on sales of cartridge Software, management believes that it will be required to effect stock- balancing programs for such products to allow for the historically higher rate of return of PC CD Software. As the percentage of sales of PC CD Software increases, management anticipates that its reserves for such returns will increase, thereby offsetting a portion of the higher gross margins generated from PC CD Software sales. Additionally, if returns and other similar concessions to retailers in respect of 16-bit Software sales increase materially during the transition phase to the next generation of Entertainment Platforms, the Company's gross margins would be adversely affected.

        Gross profit increased from $64.4 million (56% of net revenues) for the quarter ended February 28, 1994 to $86.4 million (55% of net revenues) for the quarter ended February 28, 1995 and from $135.6 million (56% of net revenues) for the six months ended February 28, 1994 to $171.8 million (54% of net revenues) for the six months ended February 28, 1995, predominantly due to increased sales volume. The percentage decrease is predominantly due to a higher level of SNES Software (not manufactured by the Company) as compared to Genesis Software (manufactured by the Company) sold in the quarter and six months ended February 28, 1995. The Company's gross profit is higher on sales of Genesis Software compared to SNES Software, particularly Genesis Software manufactured by the Company.

        The Company purchases substantially all of its products at prices payable in United States dollars. Appreciation of the yen could result in increased prices charged by either Nintendo or Sega to the Company (although, to date, neither Nintendo nor Sega has effected such a price increase), which the Company may not be able to pass on to its customers and which could adversely affect its results of operations.


OPERATING EXPENSES

        Selling, advertising, general and administrative expenses increased from $45.2 million (39% of net revenues) for the quarter ended February 28, 1994 to $60.7 million (39% of net revenues) for the quarter ended February 28, 1995 and from $93.6 million (39% of net revenues) for the six months ended February 28, 1994 to $116.7 million (37% of net revenues) for the six months ended February 28, 1995. The percentage decrease is predominantly attributable to decreased royalties payable to Sega as a result of a lower proportion of sales of Genesis Software manufactured by the Company in the quarter ended February 28, 1995.
The dollar increase is predominantly attributable to increased sales volume, increased advertising expense and increased general and administrative expenses. Advertising expenses increased from $10.8 million for the quarter ended February 28, 1994 to $16.2 million for the quarter ended February 28, 1995, primarily due to increased television advertising. General and administrative expenses increased from $7.8 million for the quarter ended February 28, 1994 to $11.7 million for the quarter ended February 28, 1995, primarily due to increased overhead costs associated with the increase in the number of the Company's employees. The number of the Company's employees has increased primarily as a result of expansion of the Company's product development and advanced technology departments, the acquisitions completed by the Company in the last year and the start-up of the Company's coin-operated arcade business. The Company anticipates that its overhead expenses relating to employees will continue to increase in dollars and as a percentage of net revenues as it continues to expand its operations and as competition for trained personnel in the interactive entertainment industry becomes increasingly intense.

        Operating interest expense was $0.4 million (0.3% of net revenues) for the quarter ended February 28, 1994 and $1.0 million (0.7% of net revenues) for the quarter ended February 28, 1995 and $1.1 million (0.4% of net revenues) for the six months ended February 28, 1994 and $1.9 million (0.6% of net revenues) for the six months ended February 28, 1995. The increase is primarily attributable to the increase in the prime rate during the quarter and six months ended February 28, 1995.

        Depreciation and amortization increased from $0.9 million (0.7% of net revenues) for the quarter ended February 28, 1994 to $2.0 million (1.3% of net revenues) for the quarter ended February 28, 1995 and from $1.7 million (0.7% of net revenues) for the six months ended February 28, 1994 to $3.6 million (1.1% of net revenues) for the six months ended February 28, 1995. The increase is primarily attributable to increased amortization of the excess of costs over net assets acquired arising from the acquisition of Acclaim Comics and increased depreciation relating to the acquisition of the new corporate headquarters.

SEASONALITY

        The Company's business is seasonal, with higher revenues and operating income typically occurring during its first, second and fourth fiscal quarters (which correspond to the Christmas and post-Christmas selling season). With the maturation of the market for 16-bit Software and the related shift in the buying pattern of certain of the Company's consumers (i.e., the bulk of purchases being made before the Christmas season), management believes the Company's 16-bit Software business will become increasingly seasonal. The timing of the delivery of Software titles and the releases of new products cause significant fluctuations in the Company's quarterly revenues and earnings.

Liquidity And Capital Resources

        The Company's primary source of liquidity during the quarter and six months ended February 28, 1994 and 1995 was cash flows from operations and, to a lesser extent, from the sale during the quarter ended February 28, 1995 of a portion of the shares of TCI's Class A common stock received in exchange for shares of the Company's common stock. See "Recent Developments."

        The Company generally purchases inventory, other than inventory manufactured domestically, by opening letters of credit when placing the purchase order. At February 28, 1994 and 1995, amounts outstanding under letters of credit were approximately $13.7 million and $14.6 million, respectively.

        The Company has a revolving credit and security agreement with its principal domestic bank in the amount of $70 million, which agreement expires on January 31, 1996. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined on a formula based on factored receivables and inventory, which advances are secured by the Company's assets. This bank also acts as the Company's factor for the majority of its North American receivables, which are assigned on a nonrecourse, pre-approved basis. The factoring charge is 0.25% of the receivables assigned and the interest on advances is at the bank's prime rate minus one half percent. At February 28, 1995, the Company had approximately $30 million available under such facility.

        The Company currently has a $25 million trade finance facility with another bank. The Company's Asian and European subsidiaries currently have independent facilities totalling approximately $20 million and $25 million, respectively, with various banks.

        In connection with its acquisition by the Company, Acclaim Comics entered into a credit agreement with Midland Bank plc ("Midland") for a loan (the "Loan") of $40 million, which is guaranteed by Acclaim and certain of its subsidiaries. In connection with the establishment of the Joint Venture and the related stock swap with TCI (see "Recent Developments"), the Company has reached an agreement in principle with Midland pursuant to which it has agreed that it will repay $15 million of the Loan and that the remaining $25 million principal amount of the Loan will be amortized over a four and one-half year period. If this agreement in principle is not formalized on or prior to April 14, 1995, the Loan will be required to be repaid in full on April 14, 1995.

        The Company completed the purchase of a 70,000 square foot building and an adjoining parcel of land in April 1994. The Company incurred capital expenditures of approximately $4.5 million for improvements to the property for the quarter ended February 28, 1995 and $7.3 million for the six months ended February 28, 1995, which were financed with cash flows from operations. It is anticipated that the completion of improvements to the property will require an additional $2 million during fiscal 1995. The Company intends to finance such improvements with cash flows from operations.

        Management believes that cash flow from operations and the Company's borrowing facilities will be adequate to provide for the Company's liquidity and capital needs for the foreseeable future.

        The Company is party to various litigations arising in the course of its business. The Company believes that the resolution of these litigations will not have a material adverse effect on the Company's liquidity or financial condition. The Company is also party to a class action litigation relating to the nonrenewal of the Company's license agreement with WMS Industries, Inc. Discovery in the class action litigation is in the early stages. The Company believes that the action is without merit and lacks any basis in fact and intends to defend the action vigorously.

RECENT DEVELOPMENTS

        On March 22, 1995, Acclaim and Acclaim Arcade Holdings, Inc. ("Holdings"), a wholly owned subsidiary of Acclaim, entered into an Agreement and Plan of Merger (the "Agreement") with Lazer-Tron Corporation ("Lazer-Tron") pursuant to which Acclaim agreed to acquire Lazer-Tron through the merger (the "Merger") of Holdings with and into Lazer-Tron. Lazer-Tron designs, manufactures and licenses interactive entertainment redemption games.
Lazer-Tron shareholders holding approximately 20% of the stock entitled to vote on the Merger have agreed to vote in favor of the Merger. Lazer-Tron's Board of Directors has agreed, subject to its fiduciary obligations, to recommend that its shareholders vote in favor of the Merger. The consummation of the Merger is subject to various conditions including certain regulatory approvals, third party consents and the approval of Lazer-Tron's shareholders. Acclaim intends to account for the Merger as a pooling of interests.

        In October 1994, the Company entered into the Joint Venture for the development, acquisition and electronic distribution of entertainment software on interactive networks, as well as for the development of a standard for broadband network gaming to be incorporated into advanced set-top boxes. In connection with the establishment of the Joint Venture, the Company entered into an exchange agreement (the "Exchange Agreement") with TCI and another subsidiary of TCI ("TCI Sub") pursuant to which the Company agreed to sell to TCI Sub 4,348,795 shares of the Company's common stock for not less than 3,403,405 shares of TCI Class A Common Stock, subject to certain adjustments. On January 31, 1995, the Company's stockholders at its annual meeting approved a charter amendment authorizing additional shares of common stock and the transactions contemplated by the Exchange Agreement. The closing occurred on February 2, 1995.

PART II

OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

        On January 31, 1995, at the Annual Meeting of the Company's stockholders, the stockholders (i) elected the following directors: Gregory E. Fischbach (by a vote of 30,724,916 shares for, 174,548 shares withheld and no abstentions or broker non-votes); James Scoroposki (by a vote of 30,725,457 shares for, 174,007 shares withheld and no abstentions or broker non-votes); Robert Holmes (by a vote of 30,726,031 shares for, 173,433 shares withheld and no abstentions or broker non-votes); Bernard J. Fischbach (by a vote of 30,708,798 shares for, 190,666 shares withheld and no abstentions or broker non-votes); Michael Tannen (by a vote of 30,717,483 shares for, 181,981 shares withheld and no abstentions or broker non-votes); Robert H. Groman (by a vote of 30,715,217 shares for, 184,247 shares withheld and no abstentions or broker non-votes); and James Scibelli (by a vote of 30,723,807 shares for, 175,657 shares withheld and no abstentions or broker non-votes); (ii) approved, by a vote of 30,356,233 shares for, 417,520 shares against and abstentions or broker non-votes with respect to 125,711 shares, an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.02 per share (the "Common Stock") of the Company from 50,000,000 to 100,000,000 shares; (iii) approved, by a vote of 21,876,632 shares for, 281,883 shares against and abstentions or broker non-votes with respect to 8,740,949 shares, the terms of the exchange agreement with TCI and TCI GameCo Holdings, Inc. ("TCI Sub"), pursuant to which the Company issued and sold to TCI Sub 4,348,795 shares of Common Stock in exchange for 3,403,405 shares of TCI's Class A common stock (see "Recent Developments"); (iv) approved, by a vote of 20,687,815 shares for, 1,514,716 shares against and abstentions or broker non-votes with respect to 8,696,933 shares, the increase from 9,000,000 to 15,000,000 in the number of shares with respect to which options may be granted under, and certain other changes to, the Company's 1988 Stock Option Plan; (v) approved, by a vote of 28,536,710 shares for, 1,035,151 shares against and abstentions and broker non-votes with respect to 1,327,603 shares, the terms of the amendments to employment agreements of Messrs. G. Fischbach, Scoroposki and Holmes; and (vi) ratified the appointment of Grant Thornton as auditors for the year ending August 31, 1995 by a vote of 30,692,138 shares for, 112,481 shares against and abstentions or broker non-votes with respect to 94,845 shares.

Item 6. Exhibits and Reports on Form 8-K

        Current Reports on Form 8-K:

        A report on Form 8-K dated February 2, 1995 was filed with respect to the Company's sale to TCI GameCo Holdings, Inc. of 4,348,795 shares of Common Stock in exchange for 3,403,405 shares of TCI Class A common stock.

        Exhibit No.     Description
        -----------     -----------

        10.1 Revolving Credit and Security Agreement, dated as of January 1, 1993, between Acclaim Entertainment, Inc., Acclaim Distribution Inc., LJN Toys Ltd., Acclaim Entertainment Canada Ltd. and Arena Entertainment Inc., as borrowers, and BNY Financial Corporation, as lender, as amended and restated on February 28, 1995.

        10.2 Restated and amended factoring agreement, dated as of February 28, 1995 between Acclaim Entertainment Inc. and BNY Financial Corporation.

        11              Computation of per share earnings

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                ACCLAIM ENTERTAINMENT, INC.

        By:  Robert Holmes                           April 3, 1995
             ---------------
             Robert Holmes,
             President and
             Chief Operating Officer

        By:  Anthony Williams                        April 3, 1995
             ------------------
             Anthony Williams,
             Executive Vice President and
             Chief Financial and Accounting Officer

        Exhibit No.     Description
        -----------     -----------

        10.1 Revolving Credit and Security Agreement, dated as of January 1, 1993, between Acclaim Entertainment, Inc., Acclaim Distribution Inc., LJN Toys Ltd., Acclaim Entertainment Canada Ltd. and Arena Entertainment Inc., as borrowers, and BNY Financial Corporation, as lender, as amended and restated on February 28, 1995.

        10.2 Restated and amended factoring agreement, dated as of February 28, 1995 between Acclaim Entertainment Inc. and BNY Financial Corporation.

        11              Computation of per share earnings