Form 10-Q
period 1995-05-31
ACCLAIM ENTERTAINMENT INC
filed 1995-07-17
CIK 804888

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

          (MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MAY 31, 1995

                                      OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ..................... TO .....................

            COMMISSION FILE NUMBER             0-16986

                         ACCLAIM ENTERTAINMENT, INC.
          (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                38-2698904
     (STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

                              ONE ACCLAIM PLAZA
                          GLEN COVE, NEW YORK 11542
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (516) 656-5000
                       (REGISTRANT'S TELEPHONE NUMBER)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As at July 10, 1995, approximately 44,900,000 shares of Common Stock of the registrant were outstanding.

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN 000s, EXCEPT PER SHARE DATA)

                                                      MAY 31,    AUGUST 31,
                                                       1995         1994
                                                     --------    ----------
                      ASSETS
Current assets:
  Cash............................................   $ 22,750     $  34,676
  Marketable securities...........................     61,757         1,926
  Accounts receivable--net........................    120,017       164,794
  Inventories.....................................     17,823        15,295
  Prepaid expenses................................     39,328        23,214
  Other current assets............................     14,212        10,796
                                                     --------    ----------
Total current assets..............................    275,887       250,701
                                                     --------    ----------
Other Assets:
  Fixed assets--net...............................     29,536        15,638
  Excess of cost over net assets acquired--net of
     accumulated amortization of $8,387 and
     $5,951, respectively.........................     61,948        59,400
  Other assets....................................     31,652        10,139
                                                     --------    ----------
Total assets......................................   $399,023     $ 335,878
                                                     --------    ----------

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable..........................   $ 22,694     $  69,376
  Short-term borrowings...........................      4,897         1,757
  Accrued expenses................................     36,075        43,914
  Income taxes payable............................      3,598         2,031
  Current portion of long-term debt...............      4,696         1,538
  Obligation under capital leases--current........        321           265
                                                     --------    ----------
Total current liabilities.........................     72,281       118,881
                                                     --------    ----------
Long-term liabilities:
  Long-term debt..................................     20,500        40,196
  Obligation under capital leases--noncurrent.....        487           719
  Other long-term liabilities.....................      1,083           839
                                                     --------    ----------
Total liabilities.................................     94,351       160,635
                                                     --------    ----------
Minority interest.................................      1,722            --
Commitments and Contingencies.....................         --            --
Stockholders' Equity:
  Preferred stock, $0.01 par value; 1,000 shares
     authorized; None issued......................         --            --
  Common stock, $0.02 par value; 100,000 (in 1995)
     and 50,000 (in 1994) shares authorized;
     44,834 and 39,348 shares issued and
     outstanding, respectively....................        897           787
Additional paid in capital........................    155,117        69,246
Retained earnings.................................    144,840       106,571
Treasury stock....................................       (807)         (807)
Foreign currency translation adjustment...........      2,708          (554)
Unrealized gain on marketable securities..........        195            --
                                                     --------    ----------
Total stockholders' equity........................    302,950       175,243
                                                     --------    ----------
Total liabilities and stockholders' equity........   $399,023     $ 335,878
                                                     --------    ----------
                                                     --------    ----------

                 See note to consolidated financial statements.

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED EARNINGS
                        (IN 000s, EXCEPT PER SHARE DATA)

                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                         MAY 31,                MAY 31,
                                   -------------------    --------------------
                                     1995       1994        1995        1994
                                   --------    -------    --------    --------
Net revenues....................   $104,955    $88,997    $423,332    $331,888
Cost of revenues................     51,941     37,853     198,533     145,138
                                   --------    -------    --------    --------
Gross profit....................     53,014     51,144     224,799     186,750
                                   --------    -------    --------    --------
       OPERATING EXPENSES

Selling, advertising, general
  and administrative expenses...     34,638     36,104     151,303     129,734
Operating interest..............      1,055        537       2,967       1,609
Depreciation and amortization...      2,763        944       6,335       2,625
                                   --------    -------    --------    --------
Total operating expenses........     38,456     37,585     160,605     133,968
                                   --------    -------    --------    --------
Earnings from operations........     14,558     13,559      64,194      52,782
                                   --------    -------    --------    --------
     OTHER INCOME (EXPENSE)

Interest income.................        542        262       1,374         769
Interest expense................       (954)       (83)     (2,703)       (299)
Other (expense) income..........      1,170       (360)      2,376        (685)
                                   --------    -------    --------    --------
Earnings before income taxes....     15,316     13,378      65,241      52,567
Provision for income taxes......      6,300      5,429      27,000      21,644
                                   --------    -------    --------    --------
Earnings before minority
  interest......................      9,016      7,949      38,241      30,923
Minority interest...............        (28)        --         (28)         --
                                   --------    -------    --------    --------
Net earnings....................   $  9,044    $ 7,949    $ 38,269    $ 30,923
                                   --------    -------    --------    --------
Net earnings per common and
  common equivalent share.......   $   0.18    $  0.18    $   0.79    $   0.69
                                   --------    -------    --------    --------

Weighted average number of
  common and common equivalent
  shares outstanding............     51,490     44,950      48,555      44,950
                                   --------    -------    --------    --------

                 See note to consolidated financial statements.

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                        (IN 000s, EXCEPT PER SHARE DATA)

                                                    PREFERRED STOCK
                                                          (1)          COMMON STOCK
                                                    ---------------   ---------------                                       COMMON
                                                        ISSUED            ISSUED        ADDITIONAL                         STOCK DUE
                                                    ---------------   ---------------    PAID-IN     RETAINED   TREASURY     FROM
                                                    SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     EARNINGS    STOCK        MCA
                                                    ------   ------   ------   ------   ----------   --------   --------   ---------
Balance August 31, 1992...........................      --      --    23,303    $466     $  30,533   $ 33,579        --      $(807)
                                                    ------   ------   ------   ------   ----------   --------   --------   ---------
  Net Earnings....................................      --      --        --      --            --     28,185        --         --
  Exercise of Stock Options.......................      --      --     1,536      31         6,716         --        --         --
  50% Stock Dividend..............................      --      --    12,420     248            --       (248)       --         --
  Tax Benefit from Exercise of Stock Options......      --      --        --      --         1,128         --        --         --
  Shares Received from MCA........................      --      --        --      --            --         --    $ (807)       807
  Foreign Currency Translation Loss...............      --      --        --      --            --         --        --         --
                                                    ------   ------   ------   ------   ----------   --------   --------   ---------
Balance August 31, 1993...........................      --      --    37,259     745        38,377     61,516      (807)         0
                                                    ------   ------   ------   ------   ----------   --------   --------   ---------
  Net Earnings....................................      --      --        --      --            --     45,055        --         --
  Issuances.......................................      --      --       971      19        14,981         --        --         --
  Exercise of Stock Options.......................      --      --     1,118      23         7,435         --        --         --
  Tax Benefit from Exercise of Stock Options......      --      --        --      --         8,453         --        --         --
  Foreign Currency Translation Gain...............      --      --        --      --            --         --        --         --
                                                    ------   ------   ------   ------   ----------   --------   --------   ---------
Balance August 31, 1994...........................      --      --    39,348     787        69,246    106,571      (807)         0
                                                    ------   ------   ------   ------   ----------   --------   --------   ---------
  Net Earnings....................................      --      --        --      --            --     38,269        --         --
  Issuances.......................................      --      --     5,182     104        83,659         --        --         --
  Exercise of Stock Options.......................      --      --       304       6         1,287         --        --         --
  Tax Benefit from Exercise of Stock Options......      --      --        --      --           925         --        --         --
  Foreign Currency Translation Gain...............      --      --        --      --            --         --        --         --
  Unrealized Gain on Marketable Securities........      --      --        --      --            --         --        --         --
                                                    ------   ------   ------   ------   ----------   --------   --------   ---------
Balance May 31, 1995..............................      --      --    44,834    $897     $ 155,117   $144,840    $ (807)     $   0
                                                    ------   ------   ------   ------   ----------   --------   --------   ---------

                                                      FOREIGN      UNREALIZED
                                                     CURRENCY     GAIN/LOSS ON
                                                    TRANSLATION    MARKETABLE
                                                    ADJUSTMENTS    SECURITIES     TOTAL
                                                    -----------   ------------   --------
Balance August 31, 1992...........................    $   935           --       $ 64,706
                                                    -----------     ------       --------
  Net Earnings....................................         --           --         28,185
  Exercise of Stock Options.......................         --           --          6,747
  50% Stock Dividend..............................         --           --             --
  Tax Benefit from Exercise of Stock Options......         --           --          1,128
  Shares Received from MCA........................         --           --             --
  Foreign Currency Translation Loss...............     (3,899)          --         (3,899)
                                                    -----------     ------       --------
Balance August 31, 1993...........................     (2,964)          --         96,867
                                                    -----------     ------       --------
  Net Earnings....................................         --           --         45,055
  Issuances.......................................         --           --         15,000
  Exercise of Stock Options.......................         --           --          7,458
  Tax Benefit from Exercise of Stock Options......         --           --          8,453
  Foreign Currency Translation Gain...............      2,410           --          2,410
                                                    -----------     ------       --------
Balance August 31, 1994...........................       (554)          --        175,243
                                                    -----------     ------       --------
  Net Earnings....................................         --           --         38,269
  Issuances.......................................         --           --         83,763
  Exercise of Stock Options.......................         --           --          1,293
  Tax Benefit from Exercise of Stock Options......         --           --            925
  Foreign Currency Translation Gain...............      3,262           --          3,262
  Unrealized Gain on Marketable Securities........         --         $195            195
                                                    -----------     ------       --------
Balance May 31, 1995..............................    $ 2,708         $195       $302,950
                                                    -----------     ------       --------

- ------------------
(1) The Company is authorized to issue 1,000 shares of preferred stock at a par value of $0.01 per share, none of which shares is presently issued and outstanding.

                 See note to consolidated financial statements.

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (IN 000s, EXCEPT PER SHARE DATA)

                                                      NINE MONTHS ENDED
                                                           MAY 31,
                                                     --------------------
                                                       1995        1994
                                                     --------    --------
Cash flows provided by (used in) operating
  activities:
  Cash received from customers....................   $473,877    $383,052
  Cash paid to suppliers and employees............   (434,360)   (351,639)
  Interest received...............................      1,374         769
  Interest paid...................................     (5,670)     (1,908)
  Income taxes (paid).............................    (20,060)    (11,663)
                                                     --------    --------
Net cash provided by operating activities.........     15,161      18,611
Cash flows (used in) provided by investing
  activities:
  Acquisition of marketable securities............         --      (2,224)
  Sale of marketable securities...................     13,141          --
  Acquisition of Iguana Entertainment, Inc........     (5,513)         --
  Acquisition of fixed assets, excluding capital
     leases.......................................    (23,401)     (5,992)
  Disposal of fixed assets........................          3           7
  Acquisition of other assets.....................      2,658        (253)
                                                     --------    --------
Net cash (used in) investing activities...........    (13,112)     (8,462)
                                                     --------    --------
Cash flows provided by (used in) financing
  activities:
  Proceeds from short-term borrowings.............      9,337      13,542
  Repayment of short-term borrowings..............    (22,002)    (18,012)
  Payment of mortgage.............................     (1,342)        (65)
  Exercise of stock options.......................      1,293       1,266
  Payment of obligation under capital leases......       (223)       (222)
                                                     --------    --------
Net cash (used in) financing activities...........    (12,937)     (3,491)
                                                     --------    --------
Effect of exchange rate changes on cash...........     (1,038)      1,426
                                                     --------    --------
Net (decrease) increase in cash...................    (11,926)      8,084
Cash at beginning of period.......................     34,676      25,745
                                                     --------    --------
Cash at end of period.............................   $ 22,750    $ 33,829
                                                     --------    --------
                                                     --------    --------


                 See note to consolidated financial statements.

                          ACCLAIM ENTERTAINMENT, INC.
                         AND SUBSIDIARIES--(CONTINUED)

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (IN 000s, EXCEPT PER SHARE DATA)

                                                      NINE MONTHS ENDED
                                                           MAY 31,
                                                     --------------------
                                                       1995        1994
                                                     --------    --------
Reconciliation of net earnings to net cash
  provided by (used in) operating activities:
  Net earnings....................................   $ 38,269    $ 30,923
                                                     --------    --------
     Adjustments to reconcile net earnings to net
      cash provided by (used in) operating
      activities:
       Depreciation and amortization..............      6,335       2,625
       Loss on disposal of equipment..............         18          16
       Gain on sale of marketable securities......     (1,135)         --
       (Decrease) increase in allowance for
        returns and discounts.....................    (12,247)      3,405
       Deferred income taxes......................      3,817      (2,853)
       Minority interest in net loss of
        consolidated joint venture................        (28)         --
     Change in assets and liabilities:
       Decrease in accounts receivable............     53,496      11,623
       (Increase) decrease in inventories.........     (2,209)      6,304
       (Increase) decrease in prepaid expenses....    (15,851)      3,075
       Decrease in other current assets...........        286         179
       (Increase) in advance payments to
        suppliers.................................     (1,150)         --
       (Decrease) in trade accounts payable.......    (47,824)    (34,544)
       (Decrease) in accrued expenses.............     (9,114)     (8,994)
       Increase in income taxes payable...........      2,498       6,852
                                                     --------    --------
       Total adjustments..........................    (23,108)    (12,312)
                                                     --------    --------
Net cash provided by operating activities.........   $ 15,161    $ 18,611
                                                     --------    --------
                                                     --------    --------

Supplemental schedule of noncash investing and financing activities:

     In fiscal 1995, the Company purchased all of the capital stock of Iguana Entertainment, Inc. for $5,513, net of cash received. In connection with the acquisition, liabilities assumed were as follows:

Fair value of assets acquired...................................   $ 7,352
Cash paid for the capital stock.................................    (5,515)
                                                                   -------
Liabilities assumed.............................................   $ 1,837
                                                                   -------

     In fiscal 1994, the Company purchased all of the capital stock of Acclaim Comics for $62,805, net of cash received. In connection with the acquisition, liabilities assumed were as follows:

Fair value of assets acquired..................................   $ 67,478
Cash paid for the capital stock................................    (50,588)
Fair market value of common stock issued.......................    (15,000)
                                                                  --------
Liabilities assumed............................................   $  1,890
                                                                  --------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Acclaim Entertainment, Inc. ('Acclaim'), together with its subsidiaries (Acclaim and its subsidiaries are collectively hereinafter referred to as the 'Company'), is an entertainment publisher which engages in or plans to engage in
(i) the publication of interactive entertainment software ('Software') for use with interactive entertainment hardware platforms; (ii) the development and publication of comic books, which commenced in July 1994 through the acquisition of Acclaim Comics, Inc. ('Acclaim Comics'), formerly Voyager Communications Inc.; (iii) the marketing of its motion capture technology and studio services, which commenced in the first quarter of fiscal 1995; (iv) the distribution of coin-operated arcade games, which is anticipated to commence in fiscal 1996 (and, with respect to redemption games, would commence upon the consummation of the proposed acquisition by the Company of Lazer-Tron Corporation which, pursuant to the terms of the agreement, is scheduled to occur in late July
1995); (v) the distribution of Software for affiliated labels, which commenced in the first quarter of fiscal 1995; and (vi) the electronic distribution of interactive entertainment through the partnership (the 'Joint Venture') established in October 1994 between a subsidiary of Acclaim and a subsidiary of Tele-Communications, Inc. ('TCI'). To date, the Company's principal business has been as a leading publisher of Software for dedicated interactive entertainment hardware platforms ('Entertainment Platforms').

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

     From inception through fiscal 1991, substantially all of the Company's revenues were derived from sales of Software for the 8-bit Nintendo

Entertainment System ('NES'). Although the Company commenced the publication of Software for Game Boy, the portable system marketed by Nintendo Co., Ltd. (Japan) (Nintendo along with its subsidiary, Nintendo of America, Inc., are collectively hereinafter referred to as 'Nintendo'), in fiscal 1990, for the Super Nintendo Entertainment System ('SNES') in fiscal 1991 and for Genesis and Game Gear, the 16-bit dedicated and portable hardware systems, respectively, marketed by Sega Enterprises Ltd. ('Sega') in fiscal 1992, the Company did not derive significant revenues from the sale of portable or 16-bit Software until fiscal 1992. The 16-bit systems are more sophisticated than the 8-bit systems, producing faster and more complex images with more lifelike animation and better sound effects and, by 1993, had replaced the 8-bit Entertainment Platform as the dominant Entertainment Platform. In fiscal 1994, most of the Company's revenues were derived from sales of Software for the 16-bit SNES and Genesis systems. The Company anticipates that most of its revenues in fiscal 1995 will be derived from sales of Software for the 16-bit Entertainment Platforms.

     The interactive entertainment industry is currently undergoing, and management anticipates that in both the short- and long-term future it will continue to undergo, significant changes due, in large part, to the introduction of the next generation of Entertainment Platforms incorporating 32- and 64-bit processors, as well as the success of personal computer/compact disk/multimedia hardware systems ('PC CD Systems'), the development of remote and electronic delivery systems and the entry and participation of new companies in the industry. The new hardware platforms may use read-only memory ('ROM') cartridges, compact disk ('CD'), flash memory and/or other technologies as the dominant software storage device. Additional CD platforms, including personal computer systems for which Software products are published, are currently marketed by Philips, Sega, Commodore, Apple, IBM, IBM-compatible manufacturers and The 3DO Company. Atari launched Jaguar, its 64-bit cartridge-based system, in November 1993 and Sega launched 32X, its 32-bit cartridge-based attachment for its 16-bit Genesis system, in November 1994. Sega and Sony launched their 32-bit CD-based systems in Japan in November 1994 and Sega has shipped limited quantities of its system in the U.S. commencing in May 1995. Sony Corporation has announced plans to release its new 32-bit CD-based system in the U.S. in September 1995 and Nintendo has announced plans to release a new 64-bit
ROM cartridge based system in the U.S. in 1996.

     The Company believes that sales of new 16-bit hardware systems peaked in calendar 1993. Based on historical industry cycles, management believes that 16-bit Software sales peaked in calendar 1994 (the year following the peak year for hardware sales). The Company as well as industry analysts anticipate, based on Software sales information for calendar year 1994 and the continuing decline in 16-bit hardware sales, that the market for 16-bit Software will decline in calendar 1995 and thereafter.

     Although the Company believes that hardware incorporating 32- and 64-bit processors will become the dominant Entertainment Platforms in the interactive entertainment industry over the next few years, the Company is unable to predict which, if any, of the newly introduced or announced platforms will achieve commercial success or the timing thereof or their impact on the industry. The Company's strategy is to develop and/or publish Software for the hardware platforms that currently dominate the market and to develop Software for the hardware platforms that the Company perceives as having the potential to achieve mass market acceptance, rather than to be the first Software publisher for an emerging hardware platform; in order to promote its strategic relationships, however, the Company may from time to time publish Software for a hardware platform before it attains mass market appeal. No assurance can be given that the Company will correctly identify the systems with such potential or be successful in publishing Software for such platforms and systems. The uncertainty associated with the transition from 16-bit cartridge-based Entertainment Platforms to the next generation Entertainment Platforms decreases the Company's ability to predict with any certainty its results of operations and profitability during this transition phase.

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

     The Company commenced the development and sale of Software for the Sega CD system in fiscal 1994 and for Sega's 32X in the second quarter of fiscal 1995. The Company has announced that it is developing Software for Sega's Saturn system, Nintendo's Ultra 64 system and Sony's CD-based Play Station. However, management believes that the installed base of the new generation of Entertainment Platforms will not rival the current installed base of 16-bit Entertainment Platforms in the near-term. As a result, the sales growth of Software for these new Entertainment Platforms and PC CD Systems may not offset the decline in sales of Software for the 16-bit Entertainment Platforms in this calendar year and, as a result, overall industry growth rates may decline in the near-term.

     Based on the decline of the 16-bit hardware market and the related slowdown in retail sell-through of 16-bit Software on an industry-wide basis, management believes that retailers, in order to reduce inventory levels, may reduce purchases of the Company's 16-bit Software in the next several fiscal quarters as compared to prior fiscal quarters. Any such reduction in retail purchasing, to the extent not offset by growth in Software sales for the new Entertainment Platforms and PC CD Systems, would decrease the Company's rate of growth as discussed below. As retail sell-through of 16-bit Software continues to slow down, this may result in a build up of retail inventory which, in turn, may force the Company to liquidate excess inventory levels at retail by offering price protection and other concessions to its customers in future periods. As the transition to the next generation of Entertainment Platforms continues and as new Entertainment Platforms achieve market acceptance, the risk of returns of the Company's 16-bit Software titles has increased and will continue to increase. Although management believes that it has adequate reserves for such concessions and returns, no assurance can be given that future price protection, returns and other similar concessions will not exceed such reserves. In addition, the Company has incurred and expects to continue to incur higher marketing expenses in connection with the sale of 16-bit Software, which higher expenses may adversely affect the Company's profitability.

     Due to the decline of the market for Software for 16-bit Entertainment Platforms in 1995 and the related transition to the next generation of Entertainment Platforms, the Company believes that it will experience a lower rate of growth in fiscal 1995 and fiscal 1996 as compared to fiscal 1994, and a materially lower rate of growth, if any, in the fourth quarter of fiscal 1995 as compared to the first three quarters of fiscal 1995.

     The release of individual 'hit' Software products or families of products can significantly affect revenues. Historically, 'hit' products or families of products have accounted for significant portions of the Company's gross revenues during particular periods. In prior periods, the Simpsons family of products and the WWF family of products have accounted for significant portions of the Company's gross revenues. Continuing this historic pattern, in the quarter ended May 31, 1994, the NBA Jam family of products accounted for a significant portion of the Company's gross revenues and in the nine months ended May 31, 1994, each of the NBA Jam and Mortal Kombat family of products accounted for a significant portion of the Company's gross revenues. In the nine months ended May 31, 1995, each of the Mortal Kombat II and NBA Jam Tournament Edition family of products accounted for a significant portion of the Company's gross revenues. In the quarter ended May 31, 1995, although sales of the Judge Dredd and Justice League families of products were material, no single family of products accounted for a significant portion of the Company's gross revenues. However, management believes that it will continue to derive significant revenues from 'hit' products or families of products in future periods.

     The timing of the release of Software products can cause quarterly revenue and earnings fluctuations. A significant portion of the Company's revenues in any quarter are generally derived from Software products or families of products first shipped in that quarter. Product development schedules are difficult to predict due, in large part, to the difficulty of scheduling accurately the creative process and, with respect to Software for new hardware platforms, the use of new development tools and the learning process associated with development for new technologies, including the Company's own motion capture and related technologies. As the industry trend toward more sophisticated Entertainment Platforms continues, the related Software products frequently include more original, creative content and are more complex to develop and, accordingly, cause additional development and scheduling risk. As a result, the Company's quarterly results of operations are difficult to predict and the failure to meet product development schedules or even minor delays in product deliveries could cause a shortfall in shipments in any given quarter, which could cause the results of operations and net income for such quarter to fall significantly below anticipated levels.

     The Company's ability to sustain its current results of operations and profitability and to generate sales growth in the future will be dependent in large part on (i) the Company's ability to identify, develop and publish 'hit'

Software titles for the hardware platforms that are established in the mass market, (ii) the growth of the interactive entertainment Software market and
(iii) the Company's ability to develop and generate revenues from its other entertainment operations. In addition, the Company has incurred and expects to continue to incur increased research and development as well as general and administrative expenses in connection with the start-up of its new business operations (e.g., coin-operated games). If the Company is not successful in generating revenues from these new businesses, its profitability will be adversely affected.

RESULTS OF OPERATIONS

     The following table sets forth certain statements of consolidated earnings data as a percentage of net revenues for the periods indicated:

                                            THREE MONTHS      NINE MONTHS
                                               ENDED             ENDED
                                               MAY 31,           MAY 31,
                                           --------------    --------------
                                           1995     1994     1995     1994
                                           -----    -----    -----    -----
Domestic revenues.......................    78.3%    75.1%    76.5%    75.1%
Foreign revenues........................    21.7     24.9     23.5     24.9
                                           -----    -----    -----    -----
  Net revenues..........................   100.0    100.0    100.0    100.0
Cost of revenues........................    49.5     42.5     46.9     43.7
                                           -----    -----    -----    -----
  Gross profit..........................    50.5     57.5     53.1     56.3
Selling, advertising, general and
  administrative expenses...............    33.0     40.6     35.7     39.1
Operating interest......................     1.0      0.6      0.7      0.5
Depreciation and amortization...........     2.6      1.1      1.5      0.8
                                           -----    -----    -----    -----
  Total operating expenses..............    36.6     42.3     37.9     40.4
Earnings from operations................    13.9     15.2     15.2     15.9
Earnings before income taxes............    14.6     15.0     15.4     15.8
Net earnings............................     8.6      8.9      9.0      9.3
                                           -----    -----    -----    -----
                                           -----    -----    -----    -----

NET REVENUES

     The increase in the Company's net revenues from $89.0 million for the quarter ended May 31, 1994 to $105.0 million for the quarter ended May 31, 1995 and from $331.9 million for the nine months ended May 31, 1994 to $423.3 million for the nine months ended May 31, 1995 was predominantly due to increased unit sales of 16-bit Software and, to a lesser extent, sales of CD Software. The dollar increase in the Company's foreign revenues in the three and nine months ended May 31, 1995 as compared to the three and nine months ended May 31, 1994 was due to increased unit sales of 16-bit Software in the European market. The Company believes that its foreign revenues will be greater in fiscal 1995 as compared to fiscal 1994, both in dollars and as a percentage of the Company's revenues. However, the Company does not anticipate that its foreign revenues in fiscal 1995 will reach the percentage levels achieved in fiscal 1992 or 1993. To date, the Company has not generated material revenues from any of its operations other than Software publishing and no assurance can be given that the Company will be able to generate such revenues in the future.

     The Company is substantially dependent on Nintendo as the sole manufacturer of Super NES and Game Boy hardware and Software for those platforms and as the sole licensor of the proprietary information and the technology needed to develop Software for those platforms; and on Sega as the sole manufacturer of Genesis, Master System, Game Gear, 32X, Sega CD and Saturn hardware and a portion of Software for those platforms and as the sole licensor of the proprietary information and the technology needed to develop Software for those platforms. For the quarters ended May 31, 1994 and 1995, the Company derived 44% and 54% of its gross revenues, respectively, from sales of Nintendo-compatible products and 56% and 37% of its gross revenues, respectively, from sales of Sega-compatible products. The Company anticipates that the proportion of its revenues derived from Nintendo-compatible products as compared to Sega-compatible products will remain relatively constant during fiscal 1995 despite quarter to quarter fluctuations.

     The majority of the Company's gross revenues were derived from the following product categories:

                                  THREE MONTHS      NINE MONTHS
                                     ENDED             ENDED
                                     MAY 31,           MAY 31,
                                 --------------    --------------
                                 1995     1994     1995     1994
                                 -----    -----    -----    -----
Portable Software.............    11.3%    10.7%    10.3%    13.7%
16-Bit Software...............    70.6     83.5     78.3     81.3
CD Software...................     8.5      4.8      6.4      1.9

GROSS PROFIT

     Gross profit fluctuates as a result of four factors: (i) the level of domestic manufacturing of Genesis and Sega CD Software; (ii) the percentage of foreign sales; (iii) the percentage of foreign sales to third party distributors; and (iv) the percentage of CD Software sales.

     The Company arranges for the manufacture of its worldwide Genesis and Sega CD Software under a license granted by Sega. The Company believes that it has improved cash flows and better control over the flow of its inventory as a result of the decreased lead time resulting from its ability to manufacture Software. The cost of Software manufactured by the Company, together with the royalties payable to Sega for such manufacturing, is lower than the cost of the Company's Software products when manufactured by Sega. The royalty payable to Sega for Software manufactured by the Company is included as an operating expense, rather than as part of cost of revenues, and increased levels of manufacturing by the Company result in higher gross profit as a percentage of net revenues.

     The Company's margins on foreign sales are typically lower than those on domestic sales due to higher prices charged by hardware licensors for Software distributed by the Company outside North America. The Company's margins on foreign sales to third party distributors are approximately one-third lower than those on sales that the Company makes directly to foreign retailers.

     The Company's margins on sales of CD Software are higher than those on cartridge Software as a result of significantly lower product costs. As the percentage of sales of the Company's CD Software increases, the Company expects that its gross margin will also increase.

     Management anticipates that the Company's future gross profit will be affected by (i) the percentage of Software sales for PC CD Systems and sales related to the Company's new businesses and (ii) the percentage of returns, price protection and other similar concessions in respect of the Company's 16-bit Software sales. The Company's gross margins on coin-operated arcade games are anticipated to be lower than on its cartridge Software. Although gross margins on sales of Software for PC CD Systems are and are anticipated to continue to be higher than those on sales of cartridge Software, management believes that it will be required to effect stock-balancing programs for such products to allow for the historically higher rate of return of PC CD Software. As the percentage of sales of PC CD Software increases, management anticipates that its reserves for such returns will increase, thereby offsetting a portion of the higher gross margins generated from PC CD Software sales. Additionally, if returns and other similar concessions to retailers in respect of 16-bit Software sales increase materially during the transition phase to the next generation of Entertainment Platforms, the Company's gross margins would be adversely affected.

     Gross profit increased from $51.1 million (58% of net revenues) for the quarter ended May 31, 1994 to $53.0 million (51% of net revenues) for the quarter ended May 31, 1995 and from $186.8 million (56% of net revenues) for the nine months ended May 31, 1994 to $224.8 million (53% of net revenues) for the nine months ended May 31, 1995, predominantly due to increased sales volume. The percentage decrease is predominantly due to a higher level of SNES Software (not manufactured by the Company) as compared to Genesis Software (manufactured by the Company) sold in the quarter and nine months ended May 31, 1995. The Company's gross profit is higher on sales of Genesis Software compared to SNES Software, particularly Genesis Software manufactured by the Company.

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

OPERATING EXPENSES

     Selling, advertising, general and administrative expenses decreased from $36.1 million (41% of net revenues) for the quarter ended May 31, 1994 to $34.6 million (33% of net revenues) for the quarter ended May 31, 1995 and increased from $129.7 million (39% of net revenues) for the nine months ended May 31, 1994 to $151.3 million (36% of net revenues) for the nine months ended May 31, 1995. The decrease in the quarter ended May 31, 1995 is predominantly attributable to decreased royalties payable to Sega as a result of a lower proportion of sales of Genesis Software manufactured by the Company in the quarter ended May 31, 1995. The dollar increase in the nine months ended May 31, 1995 is predominantly attributable to increased sales volume, increased advertising expense and increased general and administrative expenses.

     Operating interest expense was $0.5 million (0.6% of net revenues) for the quarter ended May 31, 1994 and $1.0 million (1.0% of net revenues) for the quarter ended May 31, 1995 and $1.6 million (0.5% of net revenues) for the nine months ended May 31, 1994 and $3.0 million (0.7% of net revenues) for the nine months ended May 31, 1995. The increase is primarily attributable to the increase in the prime rate and increased levels of advances against receivables.

     Depreciation and amortization increased from $0.9 million (1.1% of net revenues) for the quarter ended May 31, 1994 to $2.8 million (2.6% of net revenues) for the quarter ended May 31, 1995 and from $2.6 million (0.8% of net revenues) for the nine months ended May 31, 1994 to $6.3 million (1.5% of net revenues) for the nine months ended May 31, 1995. The increase is primarily attributable to increased amortization of the excess of costs over net assets acquired arising from the acquisition of Acclaim Comics and increased depreciation relating to the acquisition of the Company's new corporate headquarters.

SEASONALITY

     The Company's business is seasonal, with higher revenues and operating income typically occurring during its first, second and fourth fiscal quarters (which correspond to the Christmas and post-Christmas selling season). With the maturation of the market for 16-bit Software and the related shift in the buying patterns of certain of the Company's consumers (i.e. the bulk of purchases being made before the Christmas season), management believes the Company's 16-bit Software business has become increasingly seasonal. The timing of the delivery of Software titles and the releases of new products cause significant fluctuations in the Company's quarterly revenues and earnings.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity during the quarter and nine months ended May 31, 1994 and 1995 was cash flows from operations and, to a lesser extent, from the sale during the quarter and nine months ended May 31, 1995 of a portion of the shares of TCI's Class A common stock received in exchange for shares of the Company's common stock.

     The Company generally purchases inventory, other than inventory manufactured domestically, by opening letters of credit when placing the purchase order. At May 31, 1994 and 1995, amounts outstanding under letters of credit were approximately $4 million and $4 million, respectively.

     The Company has a revolving credit and security agreement with its principal domestic bank in the amount of $70 million, which agreement expires on January 31, 1996. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined on a formula based on factored receivables and inventory, which advances are secured by the Company's assets. This bank also acts as the Company's factor for the majority of its North American receivables, which are assigned on a nonrecourse, pre-approved basis. The factoring charge is 0.25% of the receivables assigned and the interest on advances is at the bank's prime rate minus one half percent. At May 31, 1995, the Company had approximately $32 million available under such facility.

     The Company currently has a $25 million trade finance facility with another bank. The Company's Asian and European subsidiaries currently have independent facilities totalling approximately $20 million and $25 million, respectively, with various banks.

     In connection with its acquisition by the Company, Acclaim Comics entered into a credit agreement with Midland Bank plc ('Midland') for a loan (the 'Loan') of $40 million, which is guaranteed by Acclaim and certain of its subsidiaries. In connection with the establishment of the Joint Venture and the related stock swap with TCI, the Company reached an agreement with Midland pursuant to which it repaid $15 million of the Loan and the remaining $25 million principal amount of the Loan will be amortized over a four and one-half year period.

     The Company completed the purchase of a 70,000 square foot building and an adjoining parcel of land in April 1994. The Company incurred capital expenditures of approximately $2 million for improvements to the property for the quarter ended May 31, 1995 and $9.3 million for the nine months ended May 31, 1995, which were financed with cash flows from operations.

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


RECENT DEVELOPMENTS

     On March 22, 1995, Acclaim entered into an Agreement and Plan of Merger (the 'Agreement') with Lazer-Tron Corporation ('Lazer-Tron') pursuant to which Acclaim agreed to acquire Lazer-Tron through the merger (the 'Merger') of Acclaim Arcade Holdings, Inc., a wholly-owned subsidiary of Acclaim, with and into Lazer-Tron. Lazer-Tron designs, develops, manufactures and markets coin- and token-operated redemption games for use in family entertainment centers and other entertainment venues. If the proposed Merger is consummated, Lazer-Tron will be the surviving corporation and will become a wholly-owned subsidiary of Acclaim. Acclaim is continuing its due diligence examination of Lazer-Tron, including analysis of the closing date balance sheet of Lazer-Tron delivered under the Agreement. Under the terms of the Agreement, the Merger is currently scheduled to be consummated in late July, subject to the satisfaction of various conditions including receipt of certain third party consents, the approval of Lazer-Tron's shareholders and satisfactory completion by Acclaim of its due diligence. There can be no assurance that the Merger will be consummated.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     Current Reports on Form 8-K:

     A report on Form 8-K dated March 22, 1995 was filed with respect to the Company's Agreement and Plan of Merger with Lazer-Tron pursuant to which the Company agreed to acquire Lazer-Tron through the merger of Acclaim Arcade Holdings, Inc., a wholly-owned subsidiary of the Company, with and into Lazer-Tron.

EXHIBIT
NUMBER   DESCRIPTION
- -------  ----------------------------------------------------------------
11       --  Computation of per share earnings.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ACCLAIM ENTERTAINMENT, INC.

               SIGNATURE                         TITLE              DATE
- ----------------------------------------  --------------------  -------------

By:            ROBERT HOLMES              President and Chief   July 12, 1995
   -----------------------------------    Operating Officer
               Robert Holmes

By:           ANTHONY WILLIAMS            Executive Vice        July 12, 1995
   -----------------------------------    President and Chief
              Anthony Williams            Financial and
                                          Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
- -------  ----------------------------------------------------------------
11       -- Computation of per share earnings.