Form 10-K
period 1995-08-31
ACCLAIM ENTERTAINMENT INC
filed 1995-12-08
CIK 804888

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

                        Commission file number 0-16986

                          ACCLAIM ENTERTAINMENT, INC.
          (Exact name of the registrant as specified in its charter)

        Delaware                                     38-2698904
(State or other jurisdiction of incorporation       (I.R.S. Employer
or organization)                                    identification No.)

                 One Acclaim Plaza, Glen Cove, New York  11542
                   (Address of principal executive offices)

                                (516) 656-5000
                        (Registrant's telephone number)

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.02 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   ___

As at December 7, 1995, approximately 49,700,000 shares of Common Stock of the Registrant were outstanding and the aggregate market value of voting common stock held by non-affiliates was approximately $510,000,000.

The Registrant's Proxy Statement for its 1996 annual meeting of stockholders is hereby incorporated by reference into Part III of this Form 10-K.

                          ACCLAIM ENTERTAINMENT, INC.
                INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                    THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED AUGUST 31, 1995

                              ITEMS IN FORM 10-K

     Facing Page                                                          Page
                                                                          ----
     PART I
          Item 1.       BUSINESS                                            1
          Item 2.       PROPERTIES                                         21
          Item 3.       LEGAL PROCEEDINGS                                  22
          Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                        HOLDERS                                            26
     PART II
          Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND
                        RELATED STOCKHOLDER MATTERS                        27
          Item 6.       SELECTED FINANCIAL DATA.                           28
          Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS      29
          Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA        41
          Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                        ON ACCOUNTING AND FINANCIAL DISCLOSURE             67
     PART III
          Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE
                        REGISTRANT                                         68
          Item 11.      EXECUTIVE COMPENSATION                             68
          Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                        OWNERS AND MANAGEMENT                              68
          Item 13.      CERTAIN RELATIONSHIPS AND RELATED
                        TRANSACTIONS                                       68

     PART IV
          Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                        REPORTS ON FORM 8-K                                69

     Signatures                                                            74

                                    PART I

          Item 1.       BUSINESS.

          Introduction

                Acclaim Entertainment, Inc. ("Acclaim"), together with its subsidiaries (Acclaim and its subsidiaries are collectively hereinafter referred to as the "Company"), is a mass market entertainment company whose principal business to date has been as a leading publisher of interactive entertainment software ("Software") for use with interactive entertainment hardware platforms. The Company also engages in (i) the development and publication of comic books, which commenced in July 1994 through the acquisition of Acclaim Comics, Inc. ("Acclaim Comics"), formerly Voyager Communications, Inc., (ii) the distribution of Software for affiliated labels, which commenced in the first quarter of fiscal 1995, (iii) the marketing of its motion capture technology and studio services, which commenced in the first quarter of fiscal 1995 and (iv) the distribution of coin-operated, location-based ticket redemption games, which commenced in August 1995 through the acquisition of Lazer-Tron Corporation ("Lazer-Tron"). The Company plans to engage in the distribution of coin-operated video arcade games, commencing in the spring of 1996, and the electronic distribution of interactive entertainment software through the partnership (the "Joint Venture") established in October 1994 between a subsidiary of Acclaim and a subsidiary of Tele-Communications, Inc. ("TCI"), commencing not earlier than fiscal 1997.

                A Delaware corporation, Acclaim was founded in 1987 and has foreign operations in Japan, Canada, France, Germany, Spain and the United Kingdom.

                To date, the Company's principal business has been as a leading publisher of Software for dedicated interactive entertainment hardware platforms. For information about the Company's foreign and domestic operations and export sales, see
          Note 20 of the Notes to Consolidated Financial Statements.

          Business Strategy

                The principal aspects of the Company's business strategy are as follows:

          Marketing

                The Company's strategy is to use recognizable personalities and icons, generally obtained through licenses from the owners of these intellectual properties ("Properties") in the development and marketing of its Software. By using such personalities and icons, the Company is able to capitalize on the name recognition of such properties in its marketing and distribution efforts. The

          Company has to date obtained licenses from a variety of sources for Properties such as The Simpsons (television); True Lies and Batman Forever (motion pictures); NFL Quarterback Club and World Wrestling Federation (sports); NBA Jam Tournament Edition (arcade games); and Spiderman (comics).

                The Company attempts to release Software simultaneously across a series of hardware platforms. As the Company releases families of titles for multiple platforms, it is able to take advantage of cross-merchandising opportunities and benefit from marketing economies of scale. Promotional activities can become more efficiently focused on the particular intellectual property theme available in several configurations for multiple hardware systems. The Company supports its products with advertisements, both on television and in print, promotions and public relations. For its major multi-platform releases, the Company creates marketing events through pre-release promotions and point-of-sale materials. These events are similar to promotional concepts utilized in the film and record industries.

          Distribution and Operations

                The Company believes that the most efficient way to distribute products is by tailoring the distribution method to each geographic market and, where appropriate, the Company distributes directly through a subsidiary in order to maximize revenues. Independent representatives are used in the United States to reach over 18,000 store locations. These independent representatives are supervised by regional sales managers employed by the Company. This results in lower fixed costs to the Company than could be achieved with direct sales. The Company also distributes Software products directly to retail utilizing independent sales representatives in Austria, Belgium, France, Germany, Ireland, Luxembourg, the Netherlands, Spain, Switzerland and the United Kingdom. For sales in the other European markets, the Company uses national distributors. The Company also sells and distributes Software directly in Japan and Canada. The Company's Software is available in over 50 countries.

                The Company's comic books are distributed through independent distributors to the comic book direct market, which consists of comic book specialty stores and mail order comic book dealers, in the United States. Lazer-Tron's arcade games are distributed through independent regional distributors both in the United
          States and abroad and directly to two major customers in the United States.

                Historically, the Company sought to manage its operations to achieve a relatively low fixed-cost structure and to provide maximum operational flexibility. The Company's strategic alliances with independent development teams for Software products, its use of subcontractors to manufacture its Software products, its royalty based compensation of comic book artists and its use of independent sales representatives contributed to increasing the Company's variable costs and minimizing its fixed overhead. Similarly, the Company utilized the services of outside warehouse and distribution facilities on a territory by territory basis. However, as the Company has enjoyed continued growth, it has become more cost efficient and strategically advantageous for the Company, to a greater extent, to perform some of these functions itself. Accordingly, in 1995, the Company expanded its in-house Software development capabilities through the acquisitions of Iguana Entertainment, Inc. ("Iguana") in January 1995 and Sculptured Software, Inc. ("Sculptured") and Probe Entertainment Limited ("Probe") in October 1995. As a result of these acquisitions, the number of the Company's full time employees has increased to approximately 800, of which approximately 420 work in product development and research and development. As the Company continues to grow, it may become cost efficient for the Company to perform additional functions itself.

                In June 1993, the Company launched Acclaim Distribution, Inc. ("ADI"), a wholly-owned subsidiary, to handle distribution of its labels as well as affiliated labels. In fiscal 1995, the Company commenced shipping products for Digital Pictures, Inc. ("Digital Pictures"), Marvel Entertainment Group ("Marvel"), Sound Source Interactive, Inc. ("Sound Source"), Sunsoft Corporation
          ("Sunsoft") and Interplay Productions Inc. ("Interplay").

          Products

                The Company attempts to produce families of high quality products and address a wide range of interactive entertainment categories, such as puzzle, sports, action/adventure and fantasy, based on the Company's Properties. The Company intends to continue its strategy for maximizing the revenue generated from each of its Properties by publishing Software titles for use on multiple hardware platforms and creating successive Software products using the same Properties in order to form the basis for families of products which can capitalize upon the exposure and name recognition associated with the Properties. For example, the Company has released at least one product each year based on World Wrestling Federation ("WWF") characters since 1988 resulting in a total of 21 products to date. A similar strategy has been utilized with The Simpsons and NBA Properties.

          Product Development

                The Company directs the conceptualization and development of Software in a manner similar to the studio approach common in other areas of the entertainment industry. Treatments and storyboards are created internally for each Software title by the Company's Creative and Product Development department and the

          Company relies upon programming groups selected for each project to develop each Software title. Once the specifications for a

          Software title are agreed upon, the Company's production teams closely coordinate development with the Software programming groups. In addition to the external programming groups used by the Company, commencing in the second quarter of 1995, the Company's Creative and Product Development department has worked with the Company's own production teams from inception to completion of the development of the Company's Software. With the acquisition of Iguana, Sculptured and Probe, the Company anticipates that, commencing in fiscal 1996, the majority of its Software will be developed internally.

          Technology

                The engineering staff within the Company's Advanced Technologies Group ("ATG") provides technical support and programming tools to enhance game play and product quality. With the advancement of CD-ROM technology, ATG's activities have expanded to include the development of a new three-dimensional animation creation process and designing tools for use in programming Software for CD-ROM or cartridge-based platforms utilizing 32- or 64-bit processors. In September 1994, the Company completed the construction of its motion capture studio for the application of its animation technology. In addition to the use of this technology in its own Software, the Company markets its motion capture technology and sells its studio services for use in other entertainment media. The Company's motion capture technology has been utilized by Warner Bros. for the creation of certain special effects for the blockbuster film, Batman Forever. See " -- Motion Capture Services." During fiscal 1995, the Company also completed the construction of its ultimate or "blue screen" studio.

          Interactive Entertainment Software

          Industry Overview

                The interactive entertainment industry is characterized by rapid technological change, resulting in hardware platform and related Software product cycles. No single hardware platform or system has achieved long-term dominance. Accordingly, the Company focuses its efforts on the development of Software for the hardware platforms and systems that dominate the interactive entertainment market at a given time.

                The home interactive entertainment industry experienced success from 1977 to 1982 followed by precipitously declining revenues and significant losses incurred by many companies engaged in that industry. Beginning in 1985, when Nintendo Co., Ltd. (Japan) (Nintendo Co., Ltd. and its subsidiary, Nintendo of

          America, Inc., are collectively herein referred to as "Nintendo") commenced marketing the 8-bit dedicated Nintendo Entertainment

          System ("NES") in the United States, the interactive entertainment industry started a new period of growth.

                In 1989, Nintendo introduced its portable Game Boy system and in 1991 Sega Enterprises Ltd. ("Sega") introduced its portable
          Game Gear system. Although other manufacturers introduced portable systems, the Game Boy and Game Gear systems dominated, and continue to dominate, the portable market. In 1990, Sega introduced the Sega Genesis ("Genesis"), which utilized a 16-bit processor. In August 1991, Nintendo introduced its 16-bit dedicated hardware system, the Super Nintendo Entertainment System ("SNES"). The 16-bit systems were more sophisticated than the 8-bit systems, producing faster and more complex images with more life-like animation and better sound effects. The industry experienced rapid rates of growth commencing in 1992, fueled by sales of the 16-bit dedicated hardware systems manufactured by Nintendo and Sega. By 1993, the 16-bit dedicated platform had replaced the 8-bit dedicated platform as the dominant hardware platform. Sega's Genesis, which was the first 16-bit dedicated hardware system to be introduced, originally dominated the 16-bit dedicated platform market; later, Genesis and SNES together dominated that market.

                The interactive entertainment industry is currently undergoing, and the Company anticipates that in both the short- and long-term future it will continue to undergo, significant changes due in large part to (i) the success of personal computer/compact disk/multimedia hardware systems ("Multimedia/PC Systems"), (ii) the introduction of the next generation of interactive entertainment hardware platforms incorporating 32- and 64-bit processors, (iii) the development of remote and electronic delivery systems and (iv) the entry and participation of new companies in the industry. The new hardware platforms are equipped to use read-only memory ("ROM") cartridges, compact disk ("CD"), flash memory and/or other technologies as the dominant software storage device.

                In 1993, Sega introduced the Sega CD, a CD player which consists of an attachment for its 16-bit Genesis system. Additional CD platforms, including personal computer systems for which Software products are published, are currently marketed by Philips, Commodore, Apple, IBM, IBM-compatible manufacturers and The 3DO Company ("3DO"). Atari launched Jaguar, its 64-bit cartridge-based system, in November 1993 and Sega launched 32X, its 32-bit cartridge-based attachment for its 16-bit Genesis system, in November 1994. Sega and Sony Corporation ("Sony") launched 32-bit CD-based systems in Japan in November 1994. Sega shipped limited quantities of its Saturn system in the United States commencing in May 1995 and Sony released its

          PlayStation(Trademark) system in the United States in September 1995. Nintendo has announced plans to release Ultra 64, its new 64-bit ROM cartridge-based system, in Japan in the spring of 1996.

                The Company believes that sales of new 16-bit hardware systems peaked in calendar 1993, have decreased substantially since that time and will continue to do so, and that 16-bit Software sales peaked in calendar 1994 (the year following the peak year for hardware sales).

                The Company believes that hardware incorporating 32- and 64-bit processors, including Multimedia/PC Systems, will become the dominant hardware platforms in the interactive entertainment industry over the next few years. The Company believes that Sega's Saturn and Sony's PlayStation(Trademark) have both achieved commercial success in Japan and, based on preliminary sales information, that the limited quantities of the PlayStation(Trademark) shipped to date have achieved high retail sell-through in the United States. However, there can be no assurance that either of these platforms or any of the other newly introduced or announced platforms will achieve commercial success or the timing or impact thereof on the industry.

                The Company's strategy is to develop and/or publish Software for the hardware platforms that currently dominate the market and to develop Software for the hardware platforms that the Company perceives as having the potential to achieve mass market acceptance, rather than to be the first Software publisher for an emerging hardware platform. However, in order to promote its strategic relationships, the Company may from time to time publish Software for a hardware platform before it attains mass market appeal. No assurance can be given that the Company will correctly identify the systems with mass market potential or be successful in publishing Software for such platforms and systems.

                The Company's revenues have traditionally been derived from sales of Software for the then dominant platforms. From inception through fiscal 1991, substantially all of the Company's revenues were derived from sales of Software for the NES. Although the Company commenced the publication of Software for Game Boy in fiscal 1990, for the SNES in fiscal 1991 and for the Genesis and Game Gear systems in fiscal 1992, the Company did not derive significant revenues from the sale of portable or 16-bit Software until fiscal 1992. The Company commenced the development and sale of Software for the Sega CD System in fiscal 1994 and for Sega's
          32X and Saturn systems and for Sony's CD-based PlayStation(Trademark) in fiscal 1995. Most of the Company's revenues in fiscal 1994 were derived from sales of Software for the 16-bit SNES and Genesis systems and the majority of the Company's revenues in fiscal 1995 were derived from sales of Software for the 16-bit platform. The market for Software for dedicated 16-bit systems has declined substantially in 1995 and is expected to continue to decline. The Company anticipates that it will derive a greater proportion of its revenues from sales of Software for Multimedia/PC Systems and 32-bit systems in fiscal 1996 as compared to fiscal 1995. However, due to the uncertainty associated with the transition to

          Multimedia/PC Systems and the next generation of entertainment hardware platforms, the sales growth of Software for these new platforms will not offset the decline in sales of Software for the 16-bit entertainment hardware platforms in fiscal 1996 and no assurance can be given that it will do so thereafter.
          Accordingly, the Company anticipates that its results of operations and profitability during the first two quarters of fiscal 1996 will be materially lower than comparable periods in fiscal 1995 and that the Company will record lower revenues in fiscal 1996 as compared to fiscal 1995.

                In the late 1980's and early 1990's the Company believed that the floppy and personal computer market was characterized by (i) numerous hardware and software incompatibilities; (ii) high price points for multimedia PC hardware; (iii) a large number of software titles; and (iv) consumer demographics that were different from those of the Company's core customers.
          Accordingly, the Company participated in this category through distribution agreements which, the Company believed, provided the greatest return on the investment of time and effort needed to service a fragmented market. However, based on the Company's belief that, by 1995, this category now has sufficient mass market penetration to warrant publishing Software directly, technological advancements incorporated in the newer Multimedia/PC Systems and the higher gross margins realized by publishers of Software for this category, the Company commenced marketing Software for Multimedia/PC Systems in fiscal 1995 and intends to expand the number of Software titles for Multimedia/PC Systems marketed by it in fiscal 1996.


          License Agreements

                In December 1994, the Company entered into an agreement (the "Sony Agreement") with Sony Computer Entertainment of America ("SCE"), pursuant to which the Company received, among other things, a non-exclusive license to develop and distribute Software for the Sony PlayStation(Trademark) platform in the United States and Canada. The Sony Agreement expires in December 1998. In December 1994, the Company also entered into a five-year agreement with an affiliate of SCE pursuant to which it received a non-exclusive license to develop and distribute Software for the Sony PlayStation(Trademark) platform in Japan.

                The Company has various license agreements with Nintendo (collectively, the "Nintendo License Agreements") pursuant to which it has the nonexclusive right to utilize the "Nintendo" name and its proprietary information and technology in order to develop and market Software titles for various Nintendo platforms (other than the Ultra 64 platform) in various territories throughout the world. The Nintendo License Agreements for the different platforms expire at various times between 1996 and 1997. The

          Company has also been provided with development kits by Nintendo for the development of Software for Nintendo's Ultra 64 system.

                In April 1992, the Company entered into an agreement with Sega (the "Sega Agreement"), pursuant to which the Company received the nonexclusive right to utilize the "Sega" name and its proprietary information and technology in order to develop and distribute Software titles for use with various Sega platforms for a two year period which expired in January 1994. The Company exercised its option to extend the Sega Agreement, which agreement, as amended, has been extended for a two-year period expiring December 31, 1995. The Company is currently negotiating an extension of the Sega Agreement; however, no assurance can be given that the Company will be successful in negotiating such an extension or the terms thereof.

                SCE, Nintendo and Sega charge their licensees a fixed amount per unit based, in part, on memory capacity, chip configuration and/or the market price for compact disk manufacture. With respect to Software for Nintendo and Sega platforms, this charge covers manufacturing, printing and packaging of the unit, as well as a royalty for use of their respective names, proprietary information and technology. With respect to Software for Sony's PlayStation(Trademark), the Company is required to make a separate royalty payment to SCE for each Software unit manufactured by SCE for the Company; this payment is made upon manufacture of the units. The charges are subject to adjustment by SCE, Nintendo and Sega at their discretion. The Company manufactures (through subcontractors) substantially all of its Sega Software titles for worldwide distribution and pays Sega a royalty for each Software unit so manufactured and sold; this payment is made upon sale of the units by the Company. See " -- Production, Sales and Distribution." However, the Company does not have the right to manufacture any Software for the Sony PlayStation(Trademark) or the Nintendo SNES and portable platforms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                SCE, Nintendo and Sega have the right to review and evaluate, under standards established by them, the game program for each title and the right to inspect and evaluate all artwork, packaging and promotional materials used by the Company in connection with the Software. The Company is responsible for resolving at its own expense any warranty or repair claims brought with respect to the Software. To date, the Company has not experienced any material warranty claims.


                Under each of these license agreements, the Company bears the risk that the information and technology licensed from SCE, Nintendo or Sega and incorporated in the Software may infringe the rights of third parties and must indemnify SCE, Nintendo or Sega with respect to, among other things, any claims for copyright or trademark infringement brought against SCE, Nintendo or Sega and arising from the development and distribution of the game programs incorporated in the Software by the Company. See
          " -- Trademark, Copyright and Patent Protection," " -- Marketing and Advertising" and "Legal Proceedings."

                The Company has a license agreement with 3DO for the development of Software for its 32-bit system and has been provided with product specifications for M2, 3DO's latest hardware platform which is being manufactured and marketed by Matsushita, although the Company has not yet announced that it will market Software for either of these platforms. No assurance can be given that any of the newly introduced or announced systems will achieve commercial success or market penetration similar to that achieved by the SNES or Genesis systems or that the Company's Software for such platforms will be "hits" or otherwise achieve market acceptance.

                Although the Company has historically been able to renew and/or negotiate extensions of its Software license agreements with hardware developers, there can be no assurance that, at the end of their current terms, the Company will continue to be able to do so or that the Company will be successful in negotiating definitive license agreements with developers of new hardware systems. The inability to negotiate agreements with developers of new hardware systems or the termination of all of the Company's license agreements will, and the termination of any one of the Company's license agreements could, have a material adverse effect on the Company's financial position and results of operations.

          Development Of Software

                The Company's product development staff closely manages the development of new Software titles by its entertainment software developers. Individuals within the Creative and Product Development department assume the role of producers and direct and closely supervise the Software development process from its initial stages until completion. Each producer is responsible for the game concept and story boards. The titles are designed for a licensed Property and are based on concepts created by the Company alone or in cooperation with its own or independent developers/designers. The Company generally pays its independent developers/software designers recoupable advances, followed by the payment of royalties based on sales.

                In 1995, the Company expanded its ability to develop Software through its acquisition of Sculptured and Probe in October 1995 and Iguana in January 1995. The Company now has approximately 450 employees in both its product development and research and development departments who have developed titles such as WWF Wrestlemania, the Arcade Game and The Simpsons (for the Company), Primal Rage (for Time Warner Interactive) and FIFA Soccer '96 (for

          Electronic Arts). The Company's product development resources have significantly expanded through these acquisitions.

                The Company attempts to obtain licenses to use existing intellectual property rights and popular icons and personalities as the basis for one or more families of Software titles to be produced by the Company. In most cases, the Company may obtain a license from, and pay a royalty to, the owner or licensor of the rights to an existing character or game concept used by the Company in the new title. For example, the Company has entered into an agreement with Titan Sports, Inc. ("Titan") (which owns the rights to utilize the names, likenesses and physical characteristics of certain WWF wrestlers), which expires in March 1999, to create Software based upon any character licensed from Titan.

                The Company has agreements with Lightstorm Entertainment ("Lightstorm") and Content Inc., a subsidiary of Edward R. Pressman Film Corporation ("Pressman Films") which expire in March 1998 and November 1997, respectively. Under these agreements, the Company has the right of first refusal to create Software titles based upon any feature film released by Lightstorm or Pressman Films, as the case may be, at any time during the term of the respective agreements. These agreements, which cover the rights to dedicated and portable interactive entertainment systems, as well as home computers, such as Apple, IBM and Commodore, provide that individual Software titles created or acquired by the Company during the term of the respective agreements may continue to be sold after the expiration of the term of the master license agreements.

                In October 1995, the Company entered into an agreement with Warner Bros. Interactive Entertainment ("WBIE"), pursuant to which the Company and WBIE have agreed jointly to publish three Software titles across multiple hardware platforms based on Warner Bros. feature films.

                The Company constantly seeks alternate sources of licensed products from which to develop software and has historically obtained such rights from a variety of sources in the film (e.g., Terminator II), comic book publishing (e.g., Spiderman), sports (e.g., NFL Quarterback Club and World Wrestling Federation), coin-operated arcade (e.g. Double Dragon II) and other entertainment industries (e.g., the television program, The Simpsons). The contractual agreements granting the Company rights to use such properties are varied -- some agreements are restricted to individual properties (e.g., Batman Forever) and some agreements cover a series of properties or grant rights to create Software based on particular characters over a period of time (e.g., the Company's agreement with Titan Sports allows it to create Software based on characters licensed by the World Wrestling Federation through 1999; the Company's agreement with Lightstorm provides the

          Company an option to create Software based on motion pictures released by Lightstorm through 1998). Sales of Software incorporating certain of such rights have accounted for significant portions of the Company's revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company intends to continue to seek such rights from various sources; however, no assurance can be given that the Company will be successful in obtaining such licenses or that, if such licenses are obtained, Software titles based thereon will be successful.

                Once the Company has obtained the rights to an existing game or approved a new game created by software developers, a prototype of the game is developed and play-tested by the Company and the developers. However, there can be no assurance that play-testing will necessarily discover or resolve all possible defects ("bugs") in the software code and, if it were to distribute a title with serious bugs, the Company might be required to recall those titles. The software code, game prototype and the related artwork, user instructions, warranty information, brochures and packaging designs developed by the Company are delivered to SCE, Nintendo or Sega, as the case may be, for its approval and testing for bugs (both in the United States and Japan). The Company's Software for Multimedia/PC Systems is tested for bugs both internally and by third party testers. To date, the Company has not had to recall any titles due to bugs.

          Products

                Since inception, the Company has developed Software for ten dedicated hardware systems (NES, Game Boy, SNES, Genesis, Master System, Game Gear, Sega CD, Sega 32x, Sega Saturn and Sony PlayStation(Trademark)) and, from time to time, has developed Commodore- and Amiga-compatible Software for sale in Europe. More recently, the Company has introduced Software for various Multimedia/PC Systems worldwide. To date, the Company has released 266 Software products, 86 of which were released in fiscal 1995. Although older titles may still be available for sale, the Company generally actively markets only its ten to fifteen most recently released titles.

                The Company believes that the life cycle of a Software product ranges generally from one month to up to eighteen months. The life cycle of a particular Software product is dependent in large part on the initial success of the product. Although actual results vary greatly from product to product (i.e., depending on whether or not the product is a "hit"), the retail sell-through of a Software product is highest during the three months immediately after its introduction. The Company believes that the life cycle of Software products during the transition phase to new generation platforms is generally longer and that retail sell-through is highest during a longer period. The Company's future success is dependent in large part on its ability to develop and market new Software products that achieve widespread market acceptance for use with the hardware platforms that dominate the market. If the Company were unable, for any reason, to develop and market "hit" Software products for the hardware platforms that dominate the market, the Company's financial position and results of operations would be materially adversely affected.

          32-Bit Software (cartridge, CD and Multimedia/PC):

                The Company released ten Software products in fiscal 1995 for 32-bit CD systems. The retail price for the Company's 32-bit CD Software generally ranges between $29 and $60.

          16-Bit Cartridges:

                The Company has released 93 16-bit Software products since inception, 43 of which were released in fiscal 1995. Of such products, 21 were released for the SNES and 22 for Genesis. The retail price for the Company's SNES Software and the Company's Genesis Software generally ranges between $19 and $75 and between $19 and $60, respectively. Retail prices (including for the Company's portable Software) are generally $5 to $10 higher in European and Asian markets.

          Portables:

                The Company has released 76 portable Software products since inception, 25 of which were released in fiscal 1995. Of such products, 11 were released for Game Boy and 14 for Game Gear. The retail price for the Company's Game Boy Software and for the Company's Game Gear Software generally ranges between $14 and $32 and between $14 and $40, respectively.

          Other:

                The Company commenced marketing and distributing infra-red remote controllers for use with the SNES and Genesis systems in November 1993. The Company has also, from time to time, entered into strategic distribution agreements for the publication of its Properties on PC and Amiga platforms in floppy disk format.

          Production, Sales And Distribution


                Nintendo generally manufactures and delivers Software to the Company within 45 to 75 days after the opening by the Company of a letter of credit with respect to a particular Software title. SCE generally manufactures and delivers Software to the Company within three weeks after the placement of a purchase order. The Company commenced the manufacture, through subcontractors, of certain of its Genesis Software in August 1992 and currently manufactures (through subcontractors) substantially all of its Sega Software.

          The manufacture of its own Software results in better liquidity and more control by the Company over its inventory. In addition, the cost of Software manufactured by the Company, together with the royalties payable to Sega for such manufacturing, is lower than the cost of the Company's Software products when manufactured by Sega. The Company also manufactures (through subcontractors) all of its Software for Multimedia/PC Systems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Software is generally shipped by air or sea at the Company's expense to its freight forwarders or warehouses. The Software is cleared through customs and then is shipped, at the Company's instructions, to its customers.

                The Company's Software is sold in the United States using 14 regional sales representative organizations which receive commissions based on the net sales of each product sold. The Company maintains an in-house sales management team led by the Vice President of Sales, including a national sales director and eight regional and district sales managers, to supervise the sales representatives. The sales representatives also act as sales representatives for certain of the Company's competitors. Two of the sales representative organizations marketing the Software are owned in whole or in part by James Scoroposki, an officer, director and principal stockholder of the Company.

                The Company markets its Software primarily to mass merchandise companies, large retail toy store chains, department stores and specialty stores. The Software is also sold, to a lesser extent, to wholesale distributors. The Company does not have written agreements with its customers. Sales to Toys "R" Us, Inc. accounted for approximately 11%, 12% and 13% of the Company's net revenues for each of the fiscal years ended August 31, 1995, 1994 and 1993, respectively. No other customer or distributor accounts for more than 10% of the Company's net revenues. Other important North American customers include Wal-Mart, Target, Sears, KayBee, Blockbuster Entertainment, Electronics Boutique and NeoStar. Although the loss of any important customer could have a material adverse effect on the Company, the Company believes that its other customers would be able to merchandise much of the resulting available volume of Software.

                Outside the United States, the Company distributes Software directly in Austria, Belgium, Canada, France, Germany, Ireland, Japan, Luxembourg, the Netherlands, Spain, Switzerland and the United Kingdom. The sales and distribution activities of the Company's European subsidiaries are administered through a central management division, Acclaim Europe, based in London. Outside of these countries, the Company's Software is sold through various regional distributors.

                The Company's Software products are currently available to customers in over 50,000 stores worldwide. The Company believes its Software products are available in over 50 countries.

          Marketing And Advertising

                The Company's ability to promote and market its products has become more important to its continued success as the number of Software publishers and available game titles increase. The Company's ability to maintain favorable relations with retailers and to receive the maximum advantage from its advertising expenditures is dependent in part on its ability to provide retailers with a timely and continuous flow of product. See " -- Development of Software."

                The target customers for the Company's Software are primarily males aged 11 to 21. With the expansion of the number of new platforms (including Multimedia/PC Systems) for which the Company publishes Software, the demographics of the Company's customers has broadened to include younger and older customers. The Company does not have much experience in marketing Software for customers outside its core market and there can be no assurance that it will be successful in doing so in the future.

                In selecting an existing game or a new concept for development and distribution, the Company's management seeks products it believes will appeal to the imagination of its target customers and develops a packaging concept and advertising strategy consistent with the product's theme to attract that customer. The Company then supports the product with advertisements on television and in trade and consumer magazines, newspapers, tabloids and flyers; consumer contests and promotions; publicity activities; and trade shows. In addition, certain of the Company's retail customers participate in cooperative advertising with the Company, featuring the Company's products in the retail customer's own advertisements to its customers. Dealer displays and in-store merchandising are also used to increase consumer awareness of the Company's products. The Company also indirectly benefits from advertising by hardware manufacturers for whom the Company markets Software, as well as from general market awareness of the characters and concepts featured in the Company's products. From time to time, the Company also offers rebate programs on particular Software titles either independently or in conjunction with third parties (such as the Company's recent rebate coupon for its Batman Forever title, which was offered by the Company in conjunction with Warner Bros.' release of the home version of the feature film).

                The Company attempts to release its significant Software titles simultaneously across a series of platforms. For its major multi-platform releases, the Company creates marketing events through pre-release promotions and point of sale materials. These events are similar to promotional concepts utilized in the film and record industries.

                The Company's warranty policy is to provide the original purchaser with replacement or repair of defective Software for a period of 90 days after sale. To date, the Company has not experienced significant warranty claims.

                The Company employs "game counselors" who provide information and game-play tips by telephone regarding its Software.

          Trademark, Copyright And Patent Protection

                Each of SCE, Nintendo and Sega incorporate a security device in the Software and their respective hardware units in order to prevent unlicensed software publishers from infringing SCE's, Nintendo's or Sega's proprietary rights, as the case may be, by manufacturing games compatible with their hardware. In addition, Nintendo requires its licensees to display the "Nintendo Seal of Approval" and Sega requires its licensees to display the "Sega Seal of Quality" to notify the public that the product has been approved by Nintendo or Sega, as the case may be, for use with its hardware. Under its various license agreements with SCE, Nintendo and Sega, the Company is obligated to obtain or license any available trademark, copyright and patent protection for the original work developed by the Company and embodied in or used with the Software and to display the proper notice thereof, as well as notice of the licensor's intellectual property rights, on all its Software.

                Each Software title may embody a number of separately protected Properties: (i) the trademark for the character on which the Software title is based (for example, Spiderman); (ii) the copyright and trademark for the game concept (for example, WWF Royal Rumble); (iii) the software copyright; (iv) the name and label trademarks, such as "LJN" and "Acclaim"; and (v) the copyright for SCE's, Nintendo's or Sega's proprietary technical information.

                The Company has registered the logo "Acclaim" in the United States and in certain foreign territories and owns the copyrights for many of its game programs. "Nintendo," "Nintendo
          Entertainment System," "Game Boy" and "Super NES" are trademarks of Nintendo of America, Inc.; "Sega," "Sega Genesis," "Master System," "Sega MegaDrive" and "Game Gear" are trademarks of Sega and "Sony", "Sony Computer Entertainment" and "PlayStation" are trademarks of Sony and SCE. The Company does not own the trademarks, copyrights or patents covering the proprietary information and technology utilized in the NES, SNES, Game Boy, Genesis, Master System, MegaDrive, Game Gear or Sony PlayStation(Trademark) or, to the extent licensed from third parties, the characters, concepts and game programs comprising the Software. Accordingly, the Company must rely on the trademarks, copyrights and patents of such licensors for protection of such intellectual property from infringement. Under the Company's license agreements with certain of the software developers, the Company may bear the risk of claims of infringement brought by third parties and arising from the sale of the Software and each of the Company and such developers has agreed to indemnify the other for costs and damages incurred arising from such claims and attributable to infringing proprietary information, if any, embodied in the Software and provided by the indemnitor. See "Legal Proceedings."

                There can be no assurance that the information and technology licensed or developed by the Company will not be independently developed or misappropriated by third parties.

          Competition

                Competition to develop and market Software is intense. The Company competes with Nintendo, Sega, Sony and publishers licensed by Nintendo, Sega and/or Sony to develop Software for use with their respective hardware systems. Nintendo, Sega and Sony, as well as certain other publishers, have greater financial and other resources than the Company.

                The Company believes, based on certain retail sales information, that it is one of the largest publishers of Software in the world after Nintendo and Sega. The Company also believes that the competition with respect to 16-bit Software has narrowed to approximately five companies, including the Company, that share a significant portion of the 16-bit market in North America and Europe. However, with respect to the new entertainment hardware platforms and Multimedia/PC Systems, competition has increased and is fragmented.

                Software publishers compete based, in part, on marketing ability for limited distribution channels and retail shelf space. These companies also compete based on their ability to select titles that will appeal to consumers and to obtain rights to commercially marketable concepts and characters to incorporate in game designs. In addition, competition is based on creative product development and product quality, including game play, story line, graphics and sound effects. Other competitive factors include proprietary technology, research and development capability, breadth and depth of worldwide retail distribution channels, management experience and pricing strategies. The Company believes it competes favorably on each of such bases of competition.

          Comic book publishing

                Through the acquisition of Acclaim Comics in July 1994, the Company commenced its development and publication of comic books.

          To date, substantially all of Acclaim Comics' revenues have been derived from sales of comic books on a nonreturnable basis through unaffiliated distributors to the comic book direct market, which consists of comic book specialty stores and mail order comic book dealers. In 1995, Acclaim Comics entered into an agreement with Diamond Comic Distributors, Inc. for exclusive distribution of its books.

                Acclaim Comics has created a superhero and action/adventure comic book series based on characters licensed or created by Acclaim Comics, which are published under its VALIANT, ARMADA and DIME imprints. Acclaim Comics currently publishes between ten and fifteen monthly comic books, including Solar Man of the Atom, X-O Manowar, Eternal Warrior, Turok: Dinosaur Hunter, Bloodshot and Secret Weapons. The foregoing properties are owned by Acclaim Comics, except for the Solar and Turok characters, which are licensed. Acclaim Comics also publishes books based on Magic: The Gathering, which is licensed from Wizards of the Coast Inc. The Company intends to release Software products based on characters licensed or created by Acclaim Comics for a variety of platforms.

                Acclaim Comics has generally experienced declines in monthly sales, gross profit margins and net income during the year ended August 31, 1995, as compared to the 1994 period which, the Company believes, is attributable to reduced purchases by speculators, relative saturation of the market, increased number of publications and decreased capacity in the direct market. Acclaim Comics' future sales growth, if any, will depend on increased unit sales of comic books, the introduction of new comic titles, the licensing and development of its characters in other media such as motion picture or television, the use of its characters in the Company's Software and coin-operated games, and Acclaim Comics' entry into the mass market for distribution and sales of its comic books outside the United States. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          Distribution of Affiliated Labels

                The Company, through ADI, has entered into agreements for the marketing and distribution of Software developed by other software publishers ("Affiliated Labels"). In August 1994, the Company entered into an exclusive sales and distribution agreement with Digital Pictures for the distribution by ADI of Software developed by Digital Pictures. The Company also entered into an arrangement with Marvel Entertainment Group ("Marvel") for the distribution by ADI of Software developed by the Company for Marvel, under the Marvel label. The Company commenced distribution of its first Affiliated Label products, which are delivered to the Company as completed products, in October 1994. In fiscal 1995, the Company entered into agreements with Sunsoft Software, Sound Source and Interplay for the distribution by ADI of Software developed by them. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          Motion Capture Services

                ATG was initially established in January 1991 to develop tools that would enable the Company's independent designers more efficiently and cost-effectively to create and animate characters for Software and enhance game play and product quality. With the advancement of CD-ROM technology, ATG's activities expanded to include the development of a new three-dimensional animation creation process and designing tools for use in programming Software for CD-ROM platforms or cartridge-based platforms utilizing 32-bit or 64-bit processors.

                The animation process begins with scanning, or traditional modeling, and texture mapping to create a three-dimensional character. The character is then animated through a proprietary motion capture process which provides biomechanically accurate data of the subject's skeletal movements. The Company's tetherless optical motion capture process allows the capture of real-time performances of multiple actors with lifelike accuracy. A new motion editing system was created to provide directorial control of the "digital actors."

                In September 1994, the Company constructed its motion capture studio. Development of the studio continued in 1995, when the Company unveiled its blue screen studio utilizing advanced ultimate software and proprietary video processing tools for compositing and layering characters in a variety of entertainment media. The Company began to market Software utilizing its three-dimensional animation technology in calendar 1995 (Foreman for Real and Frank Thomas Big Hurt Baseball).

                In addition to such use, the Company believes that its motion capture technology has applications in other entertainment media and has marketed its technology and studio services. Pursuant to an agreement with Warner Bros., Warner Bros. used the Company's motion capture technology and studio services to create certain of the special effects for Batman Forever, which was released in the summer of 1995. New Line Cinema utilized the Company's motion capture technology to create certain home video animation special effects for Mortal Kombat and Twentieth Century Fox utilized the Company's motion capture technology to create certain special effects for the 1995 motion picture, Power Rangers. To date, the Company's revenues from the licensing of its motion capture technology and studio services has not been material. No assurance can be given that the Company will be successful in marketing its technology and selling its studio services and, even if it were successful, that revenues generated therefrom will be material.

          Coin-operated arcade games

                In August 1995, the Company acquired Lazer-Tron, which creates and markets coin-operated ticket redemption games for use in family entertainment centers and other entertainment venues. Redemption games award tickets to players based on their skill level in playing the games and these tickets may be redeemed for prizes or merchandise. As designer, developer, manufacturer and marketer, Lazer-Tron has created such games as Spin-To-Win(Trademark), Ribbit Racin(Trademark), Aftershock(Trademark) and Pogger(Trademark), the first arcade game featuring popular POG(Trademark) games pieces. See Note 3 of the Notes to Consolidated Financial Statements.

                In July 1994, the Company established Acclaim Coin-Operated Entertainment, Inc. ("Acclaim Coin-Op"), a wholly-owned subsidiary based in California, for the creation and distribution of stand-alone coin-operated games. Acclaim Coin-Op anticipates shipping its first video game in the spring of 1996. The Company intends to utilize Lazer-Tron's administrative services, its sales force and manufacturing capabilities to support the operations of Acclaim Coin-Op. It is the Company's current intention to release, commencing in fiscal 1996, between three to four coin-operated games per year. The successful creation and marketing of such games will be dependent, in large part, on the Company's ability to hire and retain developers for the creation of, and to license or create properties for use in, coin-operated games which achieve wide-spread market acceptance. There can be no assurance that the Company will be successful in creating and marketing coin-operated games or that any revenues derived by the Company from the sale of such games will be material.

                The Company has licensed certain hardware technology from SCE and Sega for the development of its coin-operated games. The Company is also developing its own proprietary hardware technology for future applications, although there can be no assurance that the Company will be successful in creating such technology. In addition, the Company has developed new data compression audio technology with high fidelity, motion picture sound quality, which has applications in the coin-operated arcade game platform, as well as other high-end game platforms.


          Electronic Distribution

                On October 19, 1994, Acclaim Cable Holdings, Inc., a wholly-owned subsidiary of the Company, entered into a Partnership Agreement (the "Partnership Agreement") with TCI GameCo Ventures, Inc., an indirect wholly-owned subsidiary of TCI, for the creation of a Delaware limited partnership (the "Joint Venture"), the interests in which are indirectly held 65% by the Company and 35% by TCI. The principal purposes of the Joint Venture are to develop and acquire (including by purchase or license), entertainment software for interactive networks, as well as to promote a standard for broadband network gaming to be incorporated into advanced set-top boxes.

                It is currently intended that the Company will initially license to the Joint Venture, on a non-exclusive "most preferred status" basis, electronic distribution rights in Properties owned or licensed by the Company and that TCI and its affiliates will provide 100% distribution rights on its various networks to the Joint Venture, which will initially be on a non-exclusive "most preferred status" basis. It is also intended that the Company will have the exclusive right to distribute the Joint Venture's properties through nonelectronic distribution channels. The funding obligations of the partners in respect of the Joint Venture are to be established and agreed upon and will be guaranteed by Acclaim and TCI Technology, Inc., respectively.

          Employees

                The Company currently employs approximately 800 persons world-wide on a full-time basis, approximately 620 of whom are employed in the United States. The Company believes that its relationship with its employees is good.

          Item 2.       PROPERTIES.

                The Company owns and occupies a 70,000 square foot office building and an adjoining parcel of land in Glen Cove, New York. The Company also leases approximately 10,000 square feet of office space in Glen Cove, New York and owns a 10,000 square foot office building in Oyster Bay, New York, which has been leased to a third party tenant. The Company's motion capture studio, located at the Glen Cove site, was completed in September 1994 and, in November 1995, the Company completed the purchase of the building containing its ultimate studio.

                In addition, the Company's United States subsidiaries lease and occupy approximately 40,000 square feet of warehouse and office space in New York, and office space in California, Texas and Utah.

                The Company's foreign subsidiaries also lease offices in Canada, Japan, France, Germany and the United Kingdom.

          Item 3.       LEGAL PROCEEDINGS.

                By complaints dated December 4, 1995 and December 5, 1995, the Company was sued in eight actions (the "Actions") entitled (i) Mohammed Ali Kahn v. Gregory E. Fischbach, James Scoroposki,
          Robert Holmes and Acclaim Entertainment, Inc. (CV 95 4983), (ii) Richard J. Wenski, individually and on behalf of all other persons similarly situated, v. Acclaim Entertainment. Inc., Gregory E. Fischbach, Robert Holmes and Anthony Williams (CV 95 4996), (iii) Yosef Stern v. Acclaim Entertainment, Inc.; Gregory E. Fischbach; James Scoroposki: Robert Holmes and Anthony Williams (CV 95 4990),
          (iv) Marc Jaffe, on behalf of himself and all others similarly situated, v. Acclaim Entertainment, Inc., Gregory E. Fischbach,
          James Scoroposki, Robert Holmes, and Anthony Williams (CV 95
          4989), (v) Robert Bloom v. Acclaim Entertainment, Inc. and Robert Holmes (CV 95 4993), (vi) James Bencivenga, on behalf of himself and all others similarly situated, v. Gregory E. Fischbach, James Scoroposki, Robert Holmes, Anthony Williams and Acclaim Entertainment, Inc. (CV 95 4985), (vii) Henry Vredeveld, on behalf of himself and all others similarly situated, v. Anthony Williams and Acclaim Entertainment, Inc. (CV 95 4979), (viii) Michael Leitzes, individually and on behalf of all others similarly situated, v. Acclaim Entertainment, Inc., Robert Holmes and Gregory Fischbach (CV 95 5004) and (ix) Alan Yakuboff, on behalf of himself and all others similarly situated, v. Acclaim Entertainment, Inc., Gregory E. Fischbach, James Scoroposki and Anthony Williams (CV 95 5017), all in the United States District Court in the Eastern District of New York. The individual named defendants are directors and/or executive officers of the Company. The plaintiffs, on behalf of a class of the Company's stockholders, claim unspecified damages arising from the Company's December 4, 1995 announcement that it is revising results for the fiscal year ended August 31, 1995 to reflect a decision to defer $18 million of revenues and $10.5 million of net income previously reported on October 17, 1995 for the fiscal year ended August 31, 1995. Additional claims may be brought arising from these facts and circumstances. The Company intends to defend the Actions vigorously.

                The Company and WMS Industries Inc. ("WMS") entered into a two-year Master Option and License Agreement in March 1989 (as extended in June 1991), pursuant to which WMS granted the Company a right of first refusal to create software for "computer games", "home video games" and "handheld game machines" based on arcade games released by WMS through March 21, 1995. Of the 15 arcade games released by WMS from March 1989 through March 21, 1995, the Company exercised its right of first refusal with respect to 12 games and created and published Software based on nine of such games. The Company's revenues from the sale of individual Software products and such Software products in the aggregate were not material during fiscal 1990, 1991 and 1992. Sales of Software based on games released by WMS constituted a significant portion of the Company's revenues in each of fiscal 1993 (Mortal Kombat), 1994 (NBA Jam and Mortal Kombat II) and 1995 (NBA Jam Tournament

          Edition). Sales of Software based on games released by WMS were not a material portion of the Company's revenues in the quarter ended August 31, 1995. Sales of software products incorporating

          WMS game releases accounted for sales in excess of three million, nine million and four million units across all hardware platforms in fiscal 1993, 1994 and 1995, respectively.

                On March 30, 1994, Nintendo and WMS announced the formation of a joint venture for the publication of software for Nintendo's 64-bit hardware system to be introduced in 1995, which announcement then led the Company to conclude that its license agreement with WMS would not be renewed.

                By summonses dated April 4, April 8 and April 22, 1994, the Company was sued in actions entitled (i) Ulisses Covar v. Acclaim Entertainment, Inc., Gregory Fischbach and James Scoroposki (CV 94
          1530), (ii) Victor Edwin Stewart v. Acclaim Entertainment, Inc., Gregory Fischbach, James Scoroposki, Robert A. Holmes and Anthony Williams (CV 94 1539), (iii) Loretta C. Hartless v. Acclaim Entertainment, Inc., Gregory Fischbach and James Scoroposki (CV 94
          1501) and (iv) David Scheirer v. Acclaim Entertainment, Inc., Gregory Fischbach, James Scoroposki, Robert A. Holmes and Anthony Williams (CV 94 1948), all in the United States District Court in the Eastern District of New York. The individual named defendants are directors and/or executive officers of the Company.

                The actions have been consolidated and on July 21, 1994, the plaintiffs served a second consolidated amended class action complaint entitled In re Acclaim Entertainment, Inc., Securities Litigation (CV 94 1501). The plaintiffs claim unspecified damages based on their allegations that, by no later than January 12, 1994, the Company knew or should have known that (i) it was likely that the license agreement with WMS would not be renewed, (ii) the nonrenewal of the license agreement would have a material adverse impact on the Company, (iii) any joint venture or other agreement between WMS and the Company that might be entered into in the future, however unlikely that may be, would be on terms substantially less advantageous to the Company than the license agreement and (iv) statements by the Company's representative that rumors relating to the nonrenewal of the license agreement were "unsubstantiated" and that talks between the Company and WMS were continuing were materially false and misleading. Accordingly, the plaintiffs claim that the defendants should have disclosed the likely nonrenewal of the license agreement in the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993, which was filed on January 13, 1994. The effect of nonrenewal of the Company's license agreement with WMS is that the Company does not have a right of first refusal with respect to arcade games released by WMS after March 21, 1995. Discovery in the actions is on-going. The Company believes that the actions are without merit and lack any basis in fact and intends to defend the actions vigorously.

                In February 1986, Nintendo was named as a defendant in a patent infringement suit brought in the District Court of the

          Southern District of New York by Alpex Computer Corporation ("Alpex"), alleging that certain aspects of the NES and NES Software infringe a patent held by Alpex relating to the use in NES Software of rotating images, and seeking compensatory and injunctive relief. By letter dated April 14, 1988, Alpex alleged possible patent infringement by the Company and informed the Company that it was willing to offer the Company a license for its patent. Alpex also indicated that it was its intention to pursue remedies against all infringers of its patent. The Company was informed by Nintendo that Nintendo believed the Alpex patent to be invalid and that the NES and NES Software did not infringe such patent. The Company did not further pursue its options with Alpex and, to date, no actual claim of infringement has been made against the Company nor has the Company been named in any litigation by Alpex nor has the Company received any further communication from Alpex.

                In June 1994, Alpex's patent infringement suit against Nintendo was tried and a jury found Alpex's patent to be valid and infringed by certain NES Software, including "Wizards and Warriors" and "Rambo" which are Software titles published by the Company. On August 1, 1994, damages of approximately $208.2 million (which are payable by Nintendo) were awarded by the jury. In October 1995, Nintendo appealed the verdict and the award. To date, no damages have been sought from the Company in respect of the NES Software titles published by the Company and found by the jury to infringe Alpex's patent or in respect of any other titles published by the Company, although there can be no assurance that such damages will not be sought. The Company cannot predict the final outcome of the litigation between Alpex and Nintendo. However, based on the Software products identified as infringing the Alpex patent in the litigation, the Company believes that the impact, if any, of the litigation on the Company would not be material.

                On April 28, 1995, Lazer-Tron and certain of its directors and officers were named as defendants in a lawsuit filed in the Superior Court of the State of California, County of Alameda -- Eastern Division. This action, titled Goldstein v. Lazer-Tron Corporation, et al., was filed seeking, among other things, certification of the lawsuit as a class action on behalf of all Lazer-Tron shareholders, a preliminary and permanent injunction to prohibit consummation of the merger and to compel the individual defendants to fulfill what the plaintiff claimed were their fiduciary duties to, among other things, cooperate with any other entity with an interest in acquiring Lazer-Tron and enhance Lazer-Tron's value as a merger candidate. On May 30, 1995, an amended complaint was filed. The plaintiff alleged that the individual defendants violated state law by committing unfair business practices, and breached their fiduciary duties as a result of the manner in which, and the timing of, the determination to merge Lazer-Tron occurred, the manner in which negotiations with Acclaim were conducted and in recommending approval of the merger agreement and the merger. The merger was consummated on August 31, 1995. Lazer-Tron intends to defend this action vigorously. Management believes, based on the allegations stated in the complaint, discovery proceedings to date and preliminary settlement discussions, that the ultimate outcome of this action will not have a material adverse effect on the Company.

                The Company is also party to various litigations arising in the course of its business, the resolution of none of which, the Company believes, will have a material adverse effect on the Company.

          Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                None.

                                    PART II

          Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                The Common Stock is traded on The NASDAQ Stock Market National Market System. On December 7, 1995, the closing sale price of the Common Stock was $12.50 per share. As of such date, there were approximately 1,100 holders of record of the Common Stock.

                The following table sets forth the range of high and low sales prices for the Common Stock for each of the periods indicated:

                                            Price
                                        --------------
          Period                         High     Low
          ------                         ----     ---
          Fiscal Year 1994
            First Quarter               $31.38  $21.75
            Second Quarter               25.63   19.63
            Third Quarter                27.13   13.25
            Fourth Quarter               19.25   14.25

          Fiscal Year 1995
            First Quarter               $20.63  $15.63
            Second Quarter               15.63   13.44
            Third Quarter                17.50   13.69
            Fourth Quarter               27.50   16.25

          DIVIDEND POLICY

                The Company has never declared or paid any cash dividends on the Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The guaranty of Acclaim Comics' obligations to Midland Bank plc executed by the Company in July 1994 contains restrictions on the payment of dividends by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
          Note 11 of the Notes to Consolidated Financial Statements. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations.

          Item 6.       SELECTED FINANCIAL DATA.

                The following tables should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section appearing elsewhere in this Form 10-K.

                                                                   Fiscal Year Ended August 31,
                                                        --------------------------------------------------
            (in 000s, except per share information)     1995(3)    1994(2)      1993     1992(1)      1991
                                                        -------    -------      ----     -------      ----
            Statement of Operations Data:
            Net revenues                              $566,723    $480,756   $327,091   $214,628    $122,136
            Cost of revenues                           268,501     220,744    170,748    114,114      76,423
            Gross profit                               298,222     260,012    156,343    100,514      45,713
            Selling, advertising, general and
             administrative expenses                   214,056     176,725    104,986     68,642      46,989
            Operating interest                           3,957       1,979      1,183      1,583       3,628
            Depreciation and amortization                9,543       3,838      3,227      3,197       2,394
            Earnings (loss) from operations             70,666      77,470     46,947     27,092      (7,298)
            Other income (expense), net                  5,608        (475)     1,138     (3,255)       (444)
            Earnings (loss) before income taxes         76,274      76,995     48,085     23,837      (7,742)
            Net Earnings (loss)                         44,770      45,055     28,185     13,846      (5,839)
            Net Earnings (loss) per common and
             common equivalent share                     $0.86       $1.00      $0.63      $0.37      $(0.21)
            Weighted average number of common &
             common equivalent shares outstanding       52,300      45,150     44,875     37,815      27,969

          All common share information has been restated to reflect the three-for-two stock split in the form of a 50% stock dividend distributed on August 23, 1993.

          (1)  Includes results of operations of Arena from January 4, 1992
          (2)  Includes results of operations of Acclaim Comics from July 29,
               1994
          (3) Includes results of operations of Iguana from January 4, 1995 and of Lazer-Tron for the year

                                                                        August 31,
                                                        ----------------------------------------------
                                                        1995      1994       1993       1992      1991
                                                        ----      ----       ----       ----      ----
            Balance Sheet Data:
            Working capital                          $200,455   $131,820   $80,564   $51,402    $16,654
            Total assets                              453,479    335,878   206,771   129,179     75,608
            Current portion of long-term debt          25,196      1,538        87        87      4,087
            Long-term liabilities                         461     41,754     2,538     3,380      3,030
            Stockholders' equity                      325,359    175,243    96,867    64,706     32,667

          Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Overview

                Acclaim Entertainment, Inc. ("Acclaim"), together with its subsidiaries (Acclaim and its subsidiaries are collectively hereinafter referred to as the "Company"), is a mass market entertainment company whose principal business to date has been as a leading publisher of interactive entertainment software ("Software") for use with interactive entertainment hardware platforms. The Company also engages in (i) the development and publication of comic books, which commenced in July 1994 through the acquisition of Acclaim Comics, Inc. ("Acclaim Comics"), formerly Voyager Communications, Inc., (ii) the distribution of Software for affiliated labels, which commenced in the first quarter of fiscal 1995, (iii) the marketing of its motion capture technology and studio services, which commenced in the first quarter of fiscal 1995 and (iv) the distribution of coin-operated, location-based ticket redemption games, which commenced in August 1995 through the acquisition of Lazer-Tron Corporation ("Lazer-Tron"). The Company plans to engage in the distribution of coin-operated video arcade games, commencing in the spring of 1996, and the electronic distribution of interactive entertainment software through the partnership (the "Joint Venture") established in October 1994 between a subsidiary of Acclaim and a subsidiary of Tele-Communications, Inc. ("TCI"), commencing not earlier than fiscal 1997. To date, the Company's principal business has been as a leading publisher of Software for dedicated interactive entertainment hardware platforms ("Entertainment Platforms").

                The interactive entertainment industry is characterized by rapid technological change, resulting in hardware platform and related Software product cycles. No single hardware platform or system has achieved long-term dominance. The Company's revenues have traditionally been derived from sales of Software for the then dominant platforms. Accordingly, the Company's revenues are subject to fluctuation and have been and, in the future, could be materially adversely affected during transition periods when new hardware platforms have been introduced but none has achieved mass market acceptance or become dominant.

                From inception through fiscal 1991, substantially all of the Company's revenues were derived from sales of Software for the 8-bit Nintendo Entertainment System ("NES"). Although the Company commenced the publication of Software for Game Boy, the portable system marketed by Nintendo Co., Ltd. (Japan) (Nintendo and its subsidiary, Nintendo of America, Inc., are collectively hereinafter referred to as "Nintendo"), in fiscal 1990, for the Super Nintendo Entertainment System ("SNES") in fiscal 1991 and for Genesis and Game Gear, the 16-bit dedicated and portable hardware systems, respectively, marketed by Sega Enterprises Ltd. ("Sega") in fiscal 1992, the Company did not derive significant revenues from the sale of portable or 16-bit Software until fiscal 1992.

                The interactive entertainment industry is currently undergoing, and management anticipates that in both the short- and long-term future it will continue to undergo, significant changes due, in large part, to (i) the success of personal computer/compact disk/multimedia hardware systems ("Multimedia/PC Systems"), (ii) the introduction of the next generation of Entertainment Platforms incorporating 32- and 64-bit processors,
          (iii) the development of remote and electronic delivery systems and (iv) the entry and participation of new companies in the industry. The new hardware platforms are equipped with read-only memory ("ROM") cartridges, compact disk ("CD"), flash memory and/or other technologies as the dominant software storage device.

                In 1993, Sega introduced the Sega CD, a CD player which consists of an attachment for its 16-bit Genesis system.
          Additional CD platforms, including personal computer systems for which Software products are published, are currently marketed by Philips, Commodore, Apple, IBM, IBM-compatible manufacturers and
          The 3DO Company ("3DO"). Atari launched Jaguar, its 64-bit cartridge-based system, in November 1993 and Sega launched 32X, its 32-bit cartridge-based attachment for its 16-bit Genesis system, in November 1994. Sega and Sony Corporation ("Sony") launched 32-bit CD-based systems in Japan in November 1994. Sega shipped limited quantities of its Saturn system in the United
          States commencing in May 1995 and Sony released its PlayStation(Trademark) system in the United States in September 1995. Nintendo has announced plans to release Ultra 64, its new 64-bit ROM cartridge-based system, in Japan in the spring of 1996.

                The Company believes that sales of new 16-bit hardware systems peaked in calendar 1993, have decreased substantially since that time and will continue to do so, and that 16-bit Software sales peaked in calendar 1994 (the year following the peak year for hardware sales).

                The Company believes that hardware incorporating 32- and 64-bit processors, including Multimedia/PC Systems, will become the dominant hardware platforms in the interactive entertainment industry over the next few years. The Company believes that Sega's Saturn and Sony's PlayStation(Trademark) have both achieved commercial success in Japan and, based on preliminary sales information, that the limited quantities of the PlayStation(Trademark) shipped to date have achieved high retail sell through in the United States. However, there can be no assurance that either of these platforms or any of the other newly introduced or announced platforms will achieve commercial success or the timing or the impact thereof on the industry.


                The Company's strategy is to develop and/or publish Software for the hardware platforms that currently dominate the market and to develop Software for the hardware platforms that the Company perceives as having the potential to achieve mass market acceptance, rather than to be the first Software publisher for an emerging hardware platform. However, in order to promote its strategic relationships, the Company may from time to time publish Software for a hardware platform before it attains mass market appeal. No assurance can be given that the Company will correctly identify the systems with mass market potential or be successful in publishing Software for such platforms and systems.

                In the late 1980's and early 1990's management believed that the floppy and personal computer market was characterized by (i) numerous hardware and software incompatibilities; (ii) high price points for multimedia PC hardware; (iii) a large number of software titles; and (iv) consumer demographics that were different from those of the Company's core customers.
          Accordingly, the Company participated in this category through distribution agreements which, in the opinion of management, provided the greatest return on the investment of time and effort needed to service a fragmented market. However, based on management's belief that, by 1995, this category now has sufficient mass market penetration to warrant publishing Software directly, technological advancements incorporated in the newer Multimedia/PC Systems and the higher gross margins realized by publishers of Software for this category, the Company commenced marketing Software for Multimedia/PC Systems in fiscal 1995 and intends to expand the number of Software titles for Multimedia/PC Systems marketed by it in fiscal 1996.

                Based on the decline of the 16-bit hardware market and the related slowdown in retail sell-through of 16-bit Software published by the Company as well as on an industry-wide basis, management believes that, in order to reduce inventory levels, certain retailers have reduced purchases of the Company's 16-bit Software as compared to prior fiscal quarters and that these and other retailers will continue to reduce purchases of the Company's 16-bit Software over the next several fiscal quarters. Management anticipates that such reduction in retail purchasing will decrease the Company's rate of growth as discussed below. The slow down in retail sell-through of 16-bit Software has resulted in increased retail inventories, and could continue to increase retail inventories which, in turn, has forced and will force the Company to liquidate excess inventory levels at retail by offering price protection and other concessions to its customers in future periods. As the transition to the next generation of Entertainment Platforms continues and as new Entertainment Platforms and Multimedia/PC Systems achieve market acceptance, management believes that the risk of returns of the Company's 16-bit Software titles has increased and will continue to increase. No assurance can be given that future price protection, returns and other similar concessions will not exceed the Company's reserves for such concessions and, if so exceeded, the Company's results of operations and financial condition will be materially adversely affected. In addition, the Company has incurred and expects to continue to incur higher marketing expenses in connection with the sale of 16-bit Software, which higher expenses are anticipated to affect adversely the Company's profitability.

                As a result of the Company's acquisitions of Iguana, Sculptured and Probe in 1995, the Company's fixed costs relating to the development of Software will be higher commencing in fiscal 1996 as compared to prior periods. However, this increase in research and development expenses will be offset in part by reduced royalties payable to developers, a variable cost which is currently included in selling, advertising, general and administrative expenses. In addition, to the extent the Company incurs development costs related to a particular Software title in any period in which that Software title is not shipped, the Company's general and administrative expenses in such period will be materially higher as compared to its historical rate and the Company's profitability will be materially adversely affected.
          The Company has also incurred and expects to continue to incur increased research and development as well as general and administrative expenses in connection with the start-up of its new business operations. If the Company is not successful in generating revenues from these new businesses, its profitability will be adversely affected.

                The release of individual "hit" Software products or families of products can significantly affect revenues. Historically, "hit" products or families of products have accounted for significant portions of the Company's gross revenues during particular periods. In prior periods, the Simpsons family of products and the WWF family of products have accounted for significant portions of the Company's gross revenues. In fiscal 1995, the Batman Forever and NBA Jam Tournament Edition families of products each accounted for a significant portion of gross revenues; in fiscal 1994, the Mortal Kombat II and NBA Jam families of titles each accounted for a significant portion of gross revenues; and in fiscal 1993, the Mortal Kombat family of titles accounted for a significant portion of gross revenues. See "Legal Proceedings."

                The timing of the release of Software products can cause quarterly revenue and earnings fluctuations. A significant portion of the Company's revenues in any quarter are generally derived from Software products or families of products first shipped in that quarter. Product development schedules are difficult to predict due, in large part, to the difficulty of scheduling accurately the creative process and, with respect to Software for new hardware platforms, the use of new development tools and the learning process associated with development for new technologies, including the Company's own motion capture and related technologies. As the industry trend toward more sophisticated Entertainment Platforms and Multimedia/PC Systems continues, the related Software products frequently include more original, creative content and are more complex to develop and, accordingly, cause additional development and scheduling risk. As a result, the Company's quarterly results of operations are difficult to predict and the failure to meet product development schedules or even minor delays in product deliveries could cause a shortfall in shipments in any given quarter, which could cause the results of operations and net income for such quarter to fall significantly below anticipated levels.

                Due to the decline of the market for Software for 16-bit Entertainment Platforms in 1995 and the related transition to Multimedia/PC Systems and the next generation of Entertainment Platforms, the Company experienced a lower rate of growth in fiscal 1995 as compared to fiscal 1994 and 1993. Preliminary retail sales information in respect of Christmas 1995 indicates that, to date, sales have fallen short of expectations. Sales of higher-priced Software products have been adversely impacted during the pre-Christmas season, with the result that sales of comparable units of Software will result in lower revenues as compared to prior periods which will, in turn, adversely affect profitability. Accordingly, management anticipates that it will increase its reserves to higher levels relative to its sales during the first half of fiscal 1996 than has been its historic practice. In addition, management believes that the current market for Software for 16-bit Entertainment Platforms supports fewer "hit" and higher-priced titles. Management anticipates, as a result of the foregoing, that its results of operations and profitability during the first two quarters of fiscal 1996 will be materially lower than comparable periods in fiscal 1995 and that the Company's results of operations and profitability during fiscal 1996 will be lower than in fiscal 1995.

                The Company's ability to sustain its results of operations and profitability and to generate sales growth in the long-term future will be dependent in large part on (i) the Company's ability to identify, develop and publish "hit" Software titles for the hardware platforms that are established in the mass market,
          (ii) the growth of the interactive entertainment Software market and (iii) the Company's ability to develop and generate revenues from its other entertainment operations.

          Results of Operations

                The following table sets forth certain statements of consolidated earnings data as a percentage of net revenues for the periods indicated:

                                                Fiscal Year Ended August 31,
                                            ------------------------------------
                                            1995            1994            1993
                                            ----            ----            ----
          Domestic revenues                 74.8%           76.4%           60.8%
          Foreign revenues                  25.2            23.6            39.2
                                           -----           -----           -----
                Net revenues               100.0           100.0           100.0
          Cost of revenues                  47.4            45.9            52.2
                                           -----           -----           -----
                Gross profit                52.6            54.1            47.8
          Selling, advertising, general
            and administrative expenses     37.8            36.8            32.1
          Operating interest                 0.7             0.4             0.4
          Depreciation and amortization      1.7             0.8             0.9
                                           -----           -----           -----
                Total operating expenses    40.2            38.0            33.4
          Earnings from operations          12.4            16.1            14.4
          Other income (expense), net        1.0            (0.1)            0.3
          Earnings before income taxes      13.5            16.0            14.7
          Net earnings                       7.9             9.4             8.6

          Net Revenues

                The increase in the Company's net revenues from $480.8 million for the year ended August 31, 1994 to $566.7 million for the year ended August 31, 1995 was predominantly due to increased sales of CD Software and increased foreign sales and, to a lesser extent, revenues of Lazer-Tron (which are included in the Company's results of operations for the year) and Acclaim Comics.

                The increase in the Company's net revenues from $327.1 million for year ended August 31, 1993 to $480.8 million for the year ended August 31, 1994 was predominantly due to increased unit sales of 16-bit Software in North America and, to a lesser extent, sales of its newly introduced CD Software, which was offset by declines in 8-bit and portable Software sales and, to a lesser extent, slightly lower foreign sales. The Company believes that the lower foreign sales for the year ended August 31, 1994 were the result of industry declines in the European and Asian markets.

                The Company is substantially dependent on Sony, Sega and Nintendo as the sole manufacturers of the hardware platforms marketed by them and as the sole licensors of the proprietary information and technology needed to develop Software for those platforms. In fiscal years 1993, 1994 and 1995, the Company derived 66%, 45% and 47% of its gross revenues, respectively, from sales of Nintendo-compatible products and in fiscal years 1993, 1994 and 1995, the Company derived 34%, 55% and 46% of its gross revenues, respectively, from sales of Sega-compatible products. The Company anticipates that its revenues from sales of

          Sony-compatible products and from PC CD Software will also be material in fiscal 1996.

                The majority of the Company's gross revenues were derived from the following product categories:

                                        1995            1994            1993
                                        ----            ----            ----
                8-Bit Software          ---             1.0%            12.0%
                Portable Software       10.0%           13.0            23.0
                16-Bit Software         74.0            83.0            65.0
                CD Software             10.0             2.0            ---

                The results of operations of Lazer-Tron, which was acquired on August 31, 1995, are included in the consolidated financial statements of the Company for fiscal 1995 but were not material to the results of operations of the Company.

          Gross Profit

                Gross profit fluctuates as a result of four factors: (i) the level of manufacture by the Company of its Sega Software; (ii) the percentage of CD Software sales; (iii) the percentage of foreign sales; and (iv) the percentage of foreign sales to third party distributors.

                The Company arranges for the manufacture of its Sega Software under a license granted by Sega. The Company believes that it has improved cash flows and better control over the flow of its inventory as a result of the decreased lead time resulting from its ability to manufacture Software. The cost of Software manufactured by the Company, together with the royalties payable to Sega for such manufacturing, is lower than the cost of the Company's Software products when manufactured by Sega. The royalty payable to Sega for Software manufactured by the Company is included as an operating expense, rather than as part of cost of revenues and increased levels of manufacturing by the Company result in higher gross profit as a percentage of net revenues.
          See "Business -- License Agreements."

                The Company's margins on sales of CD Software are higher than those on cartridge Software as a result of significantly lower product costs. As the percentage of sales of the Company's CD

          Software increases, the Company expects that its gross margin will also increase (subject to the other variables listed above).

                The Company's margins on foreign sales are typically lower than those on domestic sales due to higher prices charged by hardware licensors for Software distributed by the Company outside North America. The Company's margins on foreign sales to third party distributors are approximately one-third lower than those on sales that the Company makes directly to foreign retailers.

                Management anticipates that the Company's future gross profit will be affected by (i) its product mix (i.e., the percentage of CD Software and cartridge Software sales and sales related to the Company's new businesses) and (ii) the percentage of returns, price protection and other similar concessions in respect of the Company's 16-bit Software sales. The Company's gross margins on coin-operated video arcade games are anticipated to be substantially lower than on its cartridge and CD Software.
          Although gross margins on sales of CD Software are and are anticipated to continue to be higher than those on sales of cartridge Software, management believes that it will be required to effect stock-balancing programs for its Multimedia/CD Software products to allow for the historically higher rate of return of Multimedia/CD Software. As the percentage of sales of Multimedia/CD Software increases, management anticipates that its reserves for such returns will increase, thereby offsetting a portion of the higher gross margins generated from Multimedia/CD Software sales. Additionally, returns and other similar concessions to retailers in respect of 16-bit Software sales are expected to have a material adverse effect on the Company's gross margins in future periods.

                Gross profit increased from $260.0 million (54% of net revenues) for the year ended August 31, 1994 to $298.2 million (53% of net revenues) for the year ended August 31, 1995. The dollar increase is predominantly attributable to increased sales volume. The reduction in gross profit as a percentage of net revenues is primarily attributable to the lower percentage of sales of Sega Software (all of which was manufactured by the Company) during fiscal 1995, which was offset by increased sales of higher margin CD Software in that year.

                Gross profit increased from $156.3 million (48% of net revenues) for the year ended August 31, 1993 to $260.0 million (54% of net revenues) for the year ended August 31, 1994, predominantly due to increased sales volume. The percentage increase is predominantly due to an increased level of domestic manufacturing of Genesis Software as the royalty payable to Sega for Software manufactured by the Company is included as an operating expense, rather than as part of cost of revenues and, accordingly, increased levels of manufacturing by the Company result in higher gross profit as a percentage of net revenues. In addition, the Company's gross profit was slightly higher on sales of Genesis Software compared to SNES Software, particularly Genesis Software manufactured by the Company.

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

          Operating Expenses

                Selling, advertising, general and administrative expenses increased from $176.7 million (37% of net revenues) for fiscal 1994 to $214.1 million (38% of net revenues) for fiscal 1995. The percentage increase is attributable to increased expenses across the board, which increases were offset, in part, by reduced royalties payable to Sega.

                Selling, advertising, general and administrative expenses increased from $104.9 million (32% of net revenues) for the year ended August 31, 1993 to $176.7 million (37% of net revenues) for the year ended August 31, 1994. The increase is predominantly attributable to increased advertising costs resulting from television campaigns, increased manufacturing royalties payable to Sega as a result of the higher proportion of Software manufactured by the Company during the fiscal year ended August 31, 1994, and a third royalty (in addition to that generally payable to the owner of the Property and the developer) associated with NBA Jam payable by the Company to the NBA.

                Operating interest expense was $1.2 million (0.4% of net revenues) for fiscal 1993, $2.0 million (0.4% of net revenues) for fiscal 1994 and $4.0 million (0.7% of net revenues) for fiscal 1995, primarily as a result of increased sales volume which resulted in higher outstanding balances under the Company's principal credit facility.

                Depreciation and amortization increased from $3.2 million for fiscal 1993 to $3.8 million for fiscal 1994 to $9.5 million for fiscal 1995. The increase in fiscal 1995 is primarily attributable to increased amortization of the excess of costs over net assets acquired arising from the acquisition of Acclaim Comics and Iguana and increased depreciation relating to the acquisition of the Company's new corporate headquarters.

          Quarterly Results of Operations

                The following tables set forth certain statements of consolidated earnings data for each of the Company's last eight quarters and such data as a percentage of the Company's net revenues for each period. This quarterly financial information is unaudited but gives effect to all adjustments (all of which were normal recurring entries) necessary, in the opinion of management of the Company, to present fairly this information.

                The results of operations for any quarter should not be taken as indicative of results for the full fiscal year.

     (in 000's)                                                     Three Months Ended
                              -----------------------------------------------------------------------------------------------
                              Aug. 31,       May 31,   Feb. 28,      Nov. 30,    Aug. 31,    May 31,     Feb. 28,    Nov. 30,
                                1995          1995       1995         1994         1994       1994         1994        1993
                              --------       -------   --------      --------    --------    -------     -------     --------
     Domestic revenues        $93,008        $83,954   $131,427      $115,207    $117,886    $66,837     $84,107     $98,449

      Foreign revenues         40,484         23,700     29,846        49,097      30,982     22,160      31,424      28,911
                              -------        -------   --------      --------    --------    -------     -------     -------
        Net revenues          133,492        107,654    161,273       164,304     148,868     88,997     115,531     127,360

      Cost of revenues         63,588         53,792     73,456        77,665      75,606     37,853      51,167      56,118
                              -------        -------   --------      --------    --------    -------     -------     -------
        Gross profit           69,904         53,862     87,817        86,639      73,262     51,144      64,364      71,242

      Total operating
       expenses                63,863         39,669     64,821        59,203      48,573     37,585      46,492      49,892
                              -------        -------   --------      --------    --------    -------     -------     -------
      Earnings from
       operations               6,041         14,193     22,996        27,436      24,689     13,559      17,872      21,350

      Earnings before
       income taxes            10,313         15,062     23,633        27,266      24,428     13,378      18,138      21,051

      Net earnings              6,101          8,855     13,856        15,958      14,132      7,949      10,638      12,336

                                                                        Three Months Ended
                                     ----------------------------------------------------------------------------------------
                                     Aug. 31,    May 31,     Feb. 28,    Nov. 30,    Aug. 31,   May 31,   Feb. 28,   Nov. 30,
                                       1995       1995        1995        1994        1994       1994       1994       1993
                                     --------    -------     --------    --------    --------   -------   --------   --------
     Domestic revenues                 69.7%      78.0%       81.5%       70.1%       79.2%      75.1%      72.8%      77.3%

      Foreign revenues                 30.3       22.0        18.5        29.9        20.8       24.9       27.2       22.7
                                      -----      -----       -----       -----       -----      -----      -----      -----
        Net revenues                  100.0      100.0       100.0       100.0       100.0      100.0      100.0      100.0

      Cost of revenues                 47.6       50.0        45.5        47.3        50.8       42.5       44.3       44.1
                                      -----      -----       -----       -----       -----      -----      -----      -----
        Gross profit                   52.4       50.0        54.5        52.7        49.2       57.5       55.7       55.9

      Total operating expenses         47.8       36.8        40.2        36.0        32.6       42.3       40.2       39.1
                                      -----      -----       -----       -----       -----      -----      -----      -----
      Earnings from operations          4.5       13.2        14.3        16.7        16.6       15.2       15.5       16.8

      Earnings before
        income taxes                    7.7       14.0        14.7        16.6        16.4       15.0       15.7       16.5

      Net earnings                      4.6        8.2         8.6         9.7         9.5        8.9        9.2        9.7

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

          Liquidity and Capital Resources

                The Company's primary source of liquidity during the fiscal years ended August 31, 1994 and 1995 was cash flows from operations and, in fiscal 1995, such cash flows were augmented by the sale of shares of TCI capital stock received by the Company in connection with the Company's sale of shares of its common stock to TCI. See Note 4 of the Notes to Consolidated Financial Statements. The Company had net cash from operations of approximately $29.1 million in fiscal 1994 and used net cash from operations of approximately $7.2 million. The decrease in net cash from operations in fiscal 1995 is primarily attributable to relatively higher levels of cash paid to suppliers and employees and higher payments of interest to the Company's commercial lenders in connection with higher outstanding balances on the Company's working capital loans and acquisition financing.

                The Company generally purchases its inventory of Nintendo and Sega (to the extent not manufactured by the Company) Software by opening letters of credit when placing the purchase order. At August 31, 1993, 1994 and 1995, amounts outstanding under letters of credit were approximately $57.7 million, $48.6 million and $24.1 million, respectively.

                The Company has a revolving credit and security agreement with its principal domestic bank in the amount of $70 million, which agreement expires on January 31, 1996. The credit agreement will be automatically renewed for another year by its terms, unless terminated upon 90 days' prior notice by either party. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined on a formula based on factored receivables and inventory, which advances are secured by the Company's assets. This bank also acts as the Company's factor for the majority of its North American receivables, which are assigned on a nonrecourse, pre-approved basis. The factoring charge is 0.25% of the receivables assigned and the interest on advances is at the bank's prime rate minus one-half of one percent. At August 31, 1995, the Company had $32 million available under such facility.

                The Company currently has a $30 million trade finance facility with another bank. The Company's Asian and European subsidiaries currently have independent facilities totalling approximately $20 million and $25 million, respectively, with various banks.

                In connection with its acquisition by the Company, Acclaim Comics entered into a credit agreement with Midland Bank plc ("Midland") for a loan (the "Loan") of $40 million. In connection with the establishment of the Joint Venture and the related stock swap with TCI, the Company reached an agreement with Midland pursuant to which it repaid $15 million of the Loan and the remaining $25 million principal amount of the Loan is being amortized over a four and one-half year period terminating in July 1999. See Note 11 of the Notes to Consolidated Financial Statements. The Loan, which is a direct obligation of Acclaim Comics, bears interest, at the borrower's option, at either (i) the higher of the federal funds rate plus one-half of one percent and the lender's prime rate, in each case, plus 125 basis points or (ii) the London interbank offered rate plus 250 basis points, and is secured by a first priority lien on substantially all of the assets of Acclaim Comics. The Loan is also guaranteed by Acclaim and certain of its subsidiaries and is secured by a first priority lien on all of the issued and outstanding shares of Acclaim Comics and by a third priority lien on substantially all of the assets of the Company. The credit agreement and related documents establishing and securing the Loan, as well as the guarantees delivered by Acclaim and its subsidiaries, contain customary financial, affirmative and negative covenants, including mandatory prepayments from excess cash flow of Acclaim Comics and from the proceeds of asset sales or sales of equity by the Company and restrictions on the declaration or payment of dividends by Acclaim Comics and the Company.

                During 1995, the Company also received a waiver through August 31, 1995 with respect to a financial covenant. The lender has advised the Company that it intends to amend that covenant so that the Company will be in compliance. However, because the revised covenant is not yet in effect, the Company has reclassified the outstanding balance of the loan as a current liability.

                During the year ended August 31, 1994, the Company acquired certain marketable securities which were financed with cash flows from operations. Substantially all of the securities were disposed of during the fiscal year.

                The Company completed the purchase of a 70,000 square foot building and an adjoining parcel of land in April 1994. The purchase price for such property (on which the Company's motion capture studio is now located), and capital expenditures of approximately $18 million for improvements to the property through August 31, 1995, were financed with cash flows from operations.

                Management believes that cash flow from operations and the Company's borrowing facilities will be adequate to provide for the

          Company's liquidity and capital needs for the foreseeable future.

                The Company is party to various litigations arising in the course of its business, the resolution of none of which, the Company believes, will have a material adverse effect on the Company's liquidity or financial condition. The Company is also party to class action litigations. See "Legal Proceedings" and Note 19 of the Notes to Consolidated Financial Statements.

          Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Report of Independent Certified Public Accountants

          Board of Directors and Stockholders,
          Acclaim Entertainment, Inc.

                We have audited the accompanying consolidated balance sheets of Acclaim Entertainment, Inc. and Subsidiaries as of August 31, 1995 and 1994 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended August 31, 1995. These financial statements are the responsibility of the Company's management.
          Our responsibility is to express an opinion on these financial statements based on our audits.

                We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acclaim Entertainment, Inc. and Subsidiaries as of August 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1995 in conformity with generally accepted accounting principles.

                We have also audited financial statement schedule II of Acclaim Entertainment, Inc. and Subsidiaries for each of the years in the three-year period ended August 31, 1995. In our opinion, the financial statement schedule presents fairly, in all material respects, the information required to be set forth therein.

                As described in Note 19, the Company and certain officers have been named as defendants in various class action claims, the outcome of which cannot presently be determined. Accordingly, no provision for any liability that might result upon the resolution of these matters has been made in the consolidated financial statements.

          GRANT THORNTON LLP

          New York, New York
          December 8, 1995

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in 000s, except per share data)

                                                            August 31,
                                                        1995           1994
                                                        ----           ----
ASSETS
 CURRENT ASSETS
 Cash                                                 $ 44,749       $ 34,676
 Marketable securities                                  26,503          1,926
 Accounts receivable - net                             179,311        164,794
 Inventories                                            16,015         15,295
 Prepaid expenses                                       41,083         23,214
 Other current assets                                   18,825         10,796
                                                       -------         ------
    TOTAL CURRENT ASSETS                               326,486        250,701
                                                       -------        -------
 OTHER ASSETS
 Fixed assets - net                                     33,970         15,638
 Excess of cost over net assets acquired - net of
   accumulated amortization of $9,091 and $5,951,
   respectively                                         59,837         59,400
 Other assets                                           33,186         10,139
                                                       -------        -------
    TOTAL ASSETS                                      $453,479       $335,878
                                                       -------        -------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
 Trade accounts payable                               $ 49,072       $ 69,376
 Short-term borrowings                                   4,233          1,757
 Accrued expenses                                       47,017         43,914
 Income taxes payable                                      180          2,031
 Current portion of long-term debt                      25,196          1,538
 Obligation under capital leases - current                 333            265
                                                       -------        -------
    TOTAL CURRENT LIABILITIES                          126,031        118,881
                                                       -------        -------
 LONG-TERM LIABILITIES
 Long-term debt                                          ----          40,196
 Obligation under capital leases - noncurrent              408            719
 Other long-term liabilities                                53            839
                                                       -------        -------
    TOTAL LIABILITIES                                  126,492        160,635
                                                       -------        -------

 MINORITY INTEREST                                       1,628             --
 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY
 Preferred stock, $0.01 par value; 1,000 shares
   authorized; None issued                                  --             --
 Common stock, $0.02 par value; 100,000 and
   50,000 shares authorized, respectively; 46,281 and
   39,348 shares issued and outstanding, respectively      926            787
 Additional paid-in capital                            168,785         69,246
 Retained earnings                                     153,141        106,571
 Treasury stock                                           (807)          (807)
 Unrealized gain on available-for-sale securities        2,503             --
 Foreign currency translation adjustment                   811           (554)
                                                       -------        -------
    TOTAL STOCKHOLDERS' EQUITY                         325,359        175,243
                                                       -------        -------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $453,479       $335,878
                                                       -------        -------

See notes to consolidated financial statements.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED EARNINGS
                       (in 000s, except per share data)

                                            Fiscal Year Ended August 31,
                                         1995          1994           1993
                                         ----          ----           ----
NET REVENUES                           $566,723      $480,756       $327,091
 COST OF REVENUES                       268,501       220,744        170,748
                                        -------       -------        -------
 GROSS PROFIT                           298,222       260,012        156,343
                                        -------       -------        -------
 OPERATING EXPENSES
 Selling, advertising, general and
   administrative expenses              214,056       176,725        104,986
 Operating interest                       3,957         1,979          1,183
 Depreciation and amortization            9,543         3,838          3,227
                                        -------       -------        -------
TOTAL OPERATING EXPENSES                227,556       182,542        109,396
                                        -------       -------        -------

 EARNINGS FROM OPERATIONS                70,666        77,470         46,947
                                        -------       -------        -------
 OTHER INCOME (EXPENSE)
 Interest income                          2,131         1,338          1,078
 Other income (expense)                   6,859        (1,143)         1,347
 Interest expense                        (3,382)         (670)        (1,287)
                                         -------       -------        -------

 EARNINGS BEFORE INCOME TAXES            76,274        76,995         48,085
                                        -------       -------        -------

 PROVISION FOR INCOME TAXES              31,625        31,940         19,975
                                        -------       -------        -------

 EARNINGS BEFORE MINORITY INTEREST       44,649        45,055         28,110
                                        -------       -------        -------

 MINORITY INTEREST                          121            --             75
                                        -------       -------        -------

 NET EARNINGS                           $44,770       $45,055        $28,185
                                        -------       -------        -------
 NET EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE                 $0.86         $1.00          $0.63
                                        -------       -------        -------
 WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT           52,300        45,150         44,875
  SHARES OUTSTANDING                    -------       -------        -------

See notes to consolidated financial statements.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                       (in 000s, except per share data)

                                     Preferred Stock(1) Common Stock                                Common   Unrealized  Foreign
                                           Issued          Issued      Additional                  Stock Due   Gain On   Currency
                                     ------------------ ------------   Paid-In   Retained  Treasury   From   Marketable Translation
                                     Shares Amount      Shares Amount  Capital   Earnings    Stock     MCA   Securities  Adjustment
                                     ------ ------      ------ ------ ---------- --------  -------- -------- ---------- -----------
Balance August 31, 1992                --      --        23,303  $466   $30,533   $ 33,579    --    $(807)        --     $   935
                                     ----   -----        ------   ---    ------    -------   ---     ----      -----      ------
Net Earnings                           --      --            --    --        --     28,185    --       --         --          --
Exercise of Stock Options              --      --         1,536    31     6,716         --    --       --         --          --
50% Stock Dividend                     --      --        12,420   248        --       (248)   --       --         --          --
Tax Benefit from Exercise of
 Stock Options                         --      --            --    --     1,128         --    --       --         --          --
Shares Received from MCA               --      --            --    --        --         -- $(807)     807         --          --
Foreign Currency Translation Loss      --      --            --    --        --         --    --       --         --      (3,899)
                                     ----   -----        ------   ---    ------    -------   ---     ----      -----      ------
Balance August 31, 1993                --      --        37,259   745    38,377     61,516  (807)       0         --      (2,964)
                                     ----   -----        ------   ---    ------    -------   ---     ----      -----      ------

Net Earnings                           --      --            --    --        --     45,055    --       --         --          --
Issuances                              --      --           971    19    14,981         --    --       --         --          --
Exercise of Stock Options              --      --         1,118    23     7,435         --    --       --         --          --
Tax Benefit from Exercise of
 Stock Options                         --      --            --    --     8,453         --    --       --         --          --
Foreign Currency Translation Gain      --      --            --    --        --         --    --       --         --       2,410
                                     ----   -----        ------   ---    ------    -------   ---     ----      -----      ------
Balance August 31, 1994                --      --        39,348   787    69,246    106,571  (807)       0         --        (554)
                                     ----   -----        ------   ---    ------    -------   ---     ----      -----      ------

Net Earnings                           --      --            --    --        --     44,770    --       --         --          --
Issuances                              --      --         5,182   104    83,659         --    --       --         --          --
Exercise of Stock Options              --      --           628    13     4,170         --    --       --         --          --
Pooling of Interests with Lazer-Tron   --      --         1,123    22    10,609      1,800    --       --         --          --
Tax Benefit from Exercise of
 Stock Options                         --      --            --    --     1,101         --    --       --         --          --
Foreign Currency Translation Gain      --      --            --    --        --         --    --       --         --       1,365
Unrealized Gain on
 Marketable Securities                 --      --            --    --        --         --    --       --     $2,503          --
                                     ----   -----        ------   ---    ------    -------   ---     ----      -----      ------
 Balance August 31, 1995               --      --        46,281  $926  $168,785   $153,141 $(807)   $   0     $2,503       $ 811
                                     ----   -----        ------   ---    ------    -------   ---     ----      -----      ------

                                         Total
                                         -----
Balance August 31, 1992                $ 64,706
                                         ------
Net Earnings                             28,185
Exercise of Stock Options                 6,747
50% Stock Dividend                           --
Tax Benefit from Exercise of
 Stock Options                            1,128
Shares Received from MCA                     --
Foreign Currency Translation Loss        (3,899)
                                        -------
Balance August 31, 1993                  96,867
                                        -------

Net Earnings                             45,055
Issuances                                15,000
Exercise of Stock Options                 7,458
Tax Benefit from Exercise of
 Stock Options                            8,453
Foreign Currency Translation Gain         2,410
                                        -------
Balance August 31, 1994                 175,243
                                        -------

Net Earnings                             44,770
Issuances                                83,763
Exercise of Stock Options                 4,183
Pooling of Interests with Lazer-Tron     12,431
Tax Benefit from Exercise of
 Stock Options                            1,101
Foreign Currency Translation Gain         1,365
Unrealized Gain on
 Marketable Securities                    2,503
                                        -------
 Balance August 31, 1995               $325,359

(1) The Company is authorized to issue 1,000 shares of preferred stock at a par value of $0.01 per share, none of which shares is presently issued and outstanding.

See notes to consolidated financial statements.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                       (in 000s, except per share data)

                                                Fiscal Year Ended August 31,

                                              1995         1994         1993
                                              ----         ----         ----
CASH FLOWS PROVIDED BY (USED IN)
 OPERATING ACTIVITIES
Cash received from customers               $ 570,698    $ 470,396    $ 299,517
Cash paid to suppliers and employees        (550,629)    (409,767)    (276,743)
Interest received                              2,131        1,338        1,078
Interest paid                                 (7,339)      (2,649)      (2,470)
Income taxes paid                            (22,127)     (30,236)     (16,974)
                                           ---------    ---------     --------
NET CASH (USED IN) PROVIDED BY
 OPERATING ACTIVITIES                         (7,266)      29,082        4,408
                                           ---------    ---------     --------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES
Acquisition of subsidiaries, net               1,743      (47,805)          --
Investment in marketable securities               --      (10,375)          --
Sales of marketable securities                57,160        8,314           --
Acquisition of fixed assets, excluding
 capital leases                              (29,862)     (10,195)      (2,308)
Disposal of fixed assets                         284           15           --
Acquisition of other assets                   (2,919)      (2,954)        (148)
                                           ---------    ---------     --------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                         24,406      (63,000)      (2,456)
                                           ---------    ---------     --------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES
Proceeds from term loan                           --       40,000           --
Proceeds from short-term bank loans           11,304       14,278       51,034
Payment of short-term bank loans              (8,769)     (20,313)     (44,159)
Payment of mortgage                           (1,342)         (87)         (87)
Exercise of stock options                      4,183        7,458        6,747
Payment of obligation under capital
 leases                                         (292)        (156)        (446)
Issuance of common stock                       1,398           --           --
Payment of long-term debt                    (16,046)          --           --
                                           ---------    ---------     --------

NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                         (9,564)      41,180       13,089
                                           ---------    ---------     --------
EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                                 497        1,669       (2,982)
                                           ---------    ---------     --------
NET INCREASE IN CASH                          10,073        8,931       12,059

CASH AT BEGINNING OF YEAR                     34,676       25,745       13,686
                                           ---------    ---------     --------
CASH AT END OF YEAR                        $  44,749    $  34,676     $ 25,745
                                           ---------    ---------     --------

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Continued)
                       (in 000s, except per share data)

                                                   Fiscal Year Ended August 31,

                                                     1995      1994      1993
                                                     ----      ----      ----
RECONCILIATION OF NET EARNINGS TO NET CASH
 PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings                                      $ 44,770   $45,055   $ 28,185
                                                  --------   -------    -------
Adjustment to reconcile net earnings to net cash
 provided by (used in) operating activities:
 Depreciation and amortization                       9,543     3,838      3,227
 (Gain) loss on investment in marketable
   securities                                       (5,968)      135         --
 (Decrease) increase in allowance for returns
   and discounts                                   (18,747)   10,748     12,080
 Deferred taxes                                      8,610    (3,571)    (4,037)
 Minority interest in net earnings of
   consolidated subsidiary                            (121)       --        (75)
 Other non-cash charges                              1,752        32         17
 Changes in assets and liabilities:
   Decrease (Increase) in accounts receivable        9,713   (69,982)   (53,081)
   Decrease (Increase) in inventories                1,298     8,643    (14,114)
   (Increase) in prepaid expenses                  (17,345)   (3,446)    (9,073)
   (Increase) Decrease in other current assets      (8,813)    2,111          8
   Decrease in advance payment to suppliers             --     2,492      2,277
   (Decrease) Increase in trade accounts payable   (23,031)   10,940     25,938
   Increase in accrued expenses                        580    13,147     13,889
   (Decrease) Increase in income taxes payable      (9,507)    8,940       (833)
                                                  --------   -------    -------
 Total adjustments                                 (52,036)  (15,793)   (23,777)
                                                  --------   -------    -------

 NET CASH (USED IN) PROVIDED BY
    OPERATING ACTIVITIES                          $ (7,266)  $29,082    $ 4,408
                                                  --------   -------    -------

Supplemental schedule of noncash investing and financing activities:

In fiscal 1995, the Company purchased all of the capital stock of Iguana Entertainment, Inc. for $5,513, net of cash received. In connection with the acquisition, liabilities assumed were as follows:

              Fair value of assets acquired                  $ 9,179
              Cash paid for the capital stock                 (5,513)
                                                             -------
              Liabilities assumed                            $ 3,666
                                                             -------

In fiscal 1995, the Company issued 4,349 shares of its common stock, valued at $71,472, in exchange for 3,403 shares of Tele-Communications, Inc. Class A common stock.

In fiscal 1994, the Company purchased all of the capital stock of Acclaim Comics for $62,805, net of cash received. In connection with the acquisition, liabilities assumed were as follows:

              Fair value of assets acquired                 $ 67,478
              Cash paid for the capital stock                (50,588)
              Fair market value of common stock issued       (15,000)
                                                            --------
              Liabilities assumed                           $  1,890
                                                            --------

See notes to consolidated financial statements.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FISCAL YEARS ENDED AUGUST 31, 1995, 1994 AND 1993
                       (in 000s, except per share data)

          1.    SIGNIFICANT ACCOUNTING POLICIES

          A.    Principles of Consolidation

                The consolidated financial statements include the accounts of Acclaim Entertainment, Inc. and its subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated.

          B.    Marketable Securities

                The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost and investment income is included in earnings. The Company classifies certain highly liquid securities as trading securities. Trading securities are stated at fair value and unrealized holding gains and losses are included in income. Securities that are not classified as held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized holding gains and losses, net of tax, reported as a separate component of stockholders' equity.

          C.    Inventories

                Inventories are stated at the lower of FIFO cost (first-in, first-out) or market and consist principally of finished goods.

          D.    Fixed Assets

                Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, or, where applicable, the terms of the respective leases, whichever is shorter. The asset values of capitalized leases are included in fixed assets and the associated liabilities are reflected as obligations under capital leases.

          E.    Excess of Cost Over Net Assets Acquired

                Excess of cost over net assets acquired is amortized on the straight-line basis over periods ranging from five to forty years from the original date of acquisition. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") that establishes accounting standards for the impairment of long-lived assets, certain intangibles, and goodwill related to those assets to be

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FISCAL YEARS ENDED AUGUST 31, 1995, 1994 AND 1993
                       (in 000s, except per share data)

          1.    SIGNIFICANT ACCOUNTING POLICIES (continued)

          held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. In conformity with SFAS No. 121, it is the Company's policy to evaluate and recognize an impairment if it is probable that the recorded amounts are in excess of anticipated undiscounted future cash flows.

          F.    Net Revenues

                Revenues are recorded when products are shipped to customers. The Company records allowances for returns and discounts, based upon management's evaluation of historical experience as well as current industry trends. The Company also recognizes revenue on sub-licensing of its intellectual properties. Such revenues are recognized under royalty agreements when the Company fulfills all of its obligations in accordance with such agreements.

          G.    Foreign Currency Translations

                In accordance with Statement of Financial Accounting Standards No. 52, assets and liabilities of foreign operations are translated at current rates of exchange while results of operations are translated at average rates in effect for the period. Unrealized gains and losses from the translation of foreign assets and liabilities are classified as a separate component of stockholders' equity. Included in other income (expense) are realized gains and (losses) from foreign currency transactions of $5,092 and ($4,576), $2,610 and ($3,336) and
          $5,468 and ($3,862) for fiscal years 1995, 1994 and 1993,
          respectively. The Company does not enter into material foreign currency hedging transactions.

          H.    Reclassifications

                Certain reclassifications were made to prior period amounts to conform to current period classifications.

          2.    LICENSE AGREEMENTS

                The Company has various license agreements with Nintendo Co., Ltd. (Japan) (Nintendo Co., Ltd. and its subsidiary, Nintendo of America, Inc., are collectively herein referred to as "Nintendo")

          pursuant to which it has the nonexclusive right to utilize the "Nintendo" name and its proprietary information and technology in order to develop and market interactive entertainment software ("Software") for use with the 8-bit Nintendo Entertainment System ("NES"), the Nintendo Game Boy portable game console ("Game Boy") and the 16-bit Nintendo Entertainment System ("SNES") in various territories throughout the world. The license agreements with

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FISCAL YEARS ENDED AUGUST 31, 1995, 1994 AND 1993
                       (in 000s, except per share data)

          2.    LICENSE AGREEMENTS (continued)

          Nintendo for the different platforms expire at various times between 1996 and 1997.

                In April 1992, the Company entered into an agreement with Sega Enterprises Ltd. ("Sega"), pursuant to which the Company received the nonexclusive right to utilize the "Sega" name and its proprietary information and technology in order to develop and distribute Software titles for use with the 8-bit Sega Master System ("Master System"), the 16-bit Sega Genesis ("Genesis") system, the Sega Game Gear ("Game Gear") portable system and the Sega CD ("Sega CD") system for a two-year period which expired in January 1994. The Company exercised its option to extend the Sega Agreement, which agreement, as amended, has been extended for a two-year period expiring December 31, 1995.

                In December 1994, the Company entered into agreements with divisions of Sony Electronic Publishing Company pursuant to which the Company received the nonexclusive right to utilize its proprietary information and technology in order to develop and distribute Software titles for use with the CD-based PlayStation(Trademark) for a four-year period expiring in December 1998 in the United States and a five-year period expiring in December 1999 in Japan.

          3.    ACQUISITIONS

          IGUANA ENTERTAINMENT, INC.

                On January 4, 1995, the Company acquired Iguana Entertainment, Inc. ("Iguana"), a developer of interactive video games, pursuant to the terms of an Agreement and Plan of Merger dated December 20, 1994. The acquisition was accounted for as a purchase. The operating results of Iguana are included in the Statements of Consolidated Earnings from the acquisition date. Accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition.

                In consideration for the stock of Iguana, the Company paid $5,000 in cash. The total cost of the acquisition was $7,342, (which includes direct acquisition costs) of which $2,357 was allocated to identified net tangible assets. The remaining balance of $4,985 represents the excess of the purchase price over the valuation of the net assets acquired, which is being amortized on a straight-line basis over five years.

                Pro forma results of operations, assuming the acquisition had been made at the beginning of each year presented, would not be materially different from the results reported.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FISCAL YEARS ENDED AUGUST 31, 1995, 1994 AND 1993
                       (in 000s, except per share data)

          3.    ACQUISITIONS (continued)

          LAZER-TRON CORPORATION

                On August 31, 1995, the Company acquired Lazer-Tron Corporation ("Lazer-Tron"), a developer and manufacturer of coin-operated redemption games, pursuant to an Agreement and Plan of Merger dated March 22, 1995, as amended. Under the terms of the agreement, Lazer-Tron shareholders received 0.314 of a share of the Company's common stock for each share of Lazer-Tron common stock. Accordingly, the Company issued approximately 1,123 shares of its common stock for all the outstanding shares of Lazer-Tron common stock. Additionally, outstanding options and warrants to acquire Lazer-Tron common stock were converted to options and warrants to acquire 318 shares of the Company's common stock.

                The acquisition was accounted for as a pooling of interests and accordingly, the Company's financial statements for the year ended August 31, 1995 have been restated to include the results of Lazer-Tron. Prior period financial statements were not restated as the acquisition did not have a material effect upon previously reported net income of the consolidated entities.

          ACCLAIM COMICS, INC.

                On July 29, 1994, the Company acquired Acclaim Comics, Inc. (formerly Voyager Communications Inc.) ("Acclaim Comics"), publisher of Valiant Comics, pursuant to the terms of an Agreement and Plan of Merger dated April 30, 1994. The acquisition was accounted for as a purchase. The operating results of Acclaim Comics are included in the Statements of Consolidated Earnings from the acquisition date. Accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition.

                In consideration for the stock of Acclaim Comics, the Company paid $65,000 comprised of (i) $50,000 in cash and (ii) 971 shares of the Company's common stock. The total cost of the acquisition was $65,588 (which includes direct acquisition costs) of which $9,505 was allocated to identified net tangible assets. The remaining balance of $56,083 represents the excess of the purchase price over the valuation of the net assets acquired, which will be amortized on a straight-line basis over forty years. In connection with the acquisition, Acclaim Comics obtained a $40,000 term loan. (See note 11.)

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FISCAL YEARS ENDED AUGUST 31, 1995, 1994 AND 1993
                       (in 000s, except per share data)

          3.    ACQUISITIONS (continued)

                The following unaudited combined pro forma information shows the results of operations for the periods presented as though the purchase of Acclaim Comics had been made at the beginning of each of the fiscal years.

                                       Twelve Months Ended
                                            August 31,
                                          1994      1993
                                          ----      ----
          Net sales                     $504,436  $357,354
          Net earnings                    47,695    34,678
          Net earnings per share            1.04      0.76

                The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of the respective fiscal years, or of results which may occur in the future.

          4.    MARKETABLE SECURITIES

                On October 19, 1994, Acclaim Cable Holdings, Inc., a wholly-owned subsidiary of the Company, entered into a Partnership Agreement (the "Partnership Agreement") with TCI GameCo Ventures, Inc., an indirect wholly-owned subsidiary of Tele-Communications, Inc. ("TCI"), for the creation of a Delaware limited partnership (the "Joint Venture"), the interests in which are indirectly held 65% by the Company and 35% by TCI. The principal purposes of the Joint Venture are to develop and acquire (including by purchase or license), entertainment software for interactive networks, as well as to promote a standard for broadband network gaming to be incorporated into advanced set-top boxes.

                In connection with the execution of the Partnership Agreement, the Company entered into an Exchange Agreement (the "Exchange Agreement") with TCI and TCI GameCo Holdings, Inc. ("TCI Sub"), pursuant to which the Company issued and sold to TCI Sub 4,349 shares of the Company's common stock in exchange for 3,403 shares of Class A Common Stock of TCI. Marketable securities at August 31, 1995 consist primarily of Class A Common Stock of TCI. Such shares have been classified as "available-for-sale" securities and accordingly, are stated at fair market value and unrealized holding gains of $2,503 (net of income taxes of $1,784) are classified as a component of stockholders' equity. In fiscal 1995, other income includes realized gains from the sale of marketable securities of $5,968, as determined using the specific cost method.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FISCAL YEARS ENDED AUGUST 31, 1995, 1994 AND 1993
                       (in 000s, except per share data)

          5.    ACCOUNTS RECEIVABLE

                Accounts receivable are comprised of the following:

                                                           August 31,
                                                       1995          1994
                                                       ----          ----
                Receivables assigned to factor       $155,782      $147,457
                Less advances from factor              37,082        12,192
                                                     --------      --------
                  Due from factor                     118,700       135,265
                Unfactored accounts receivable         33,093         7,848
                Accounts receivable - Foreign          41,743        47,235
                Other receivables                       5,410         9,773
                Allowances for returns
                  and discounts                       (19,635)      (35,327)
                                                     --------      --------
                                                     $179,311      $164,794
                                                     --------      --------

                Pursuant to a factoring agreement, the Company's principal bank acts as its factor for the majority of its North American receivables, which are assigned on a pre-approved, nonrecourse basis. The factoring charge amounts to 0.25% of the receivables assigned. The Company's obligations to the bank are collateralized by all of the Company's and its North American subsidiaries' accounts receivable, inventories and equipment. The Company has entered into a revolving credit and security agreement with the same bank, which expires on January 31, 1996, in the amount of $70 million. Pursuant to the terms of the agreement, which can be cancelled by either party upon 90 days' written notice, the Company is required to maintain specified levels of working capital and net worth. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined on a formula based on factored receivables, inventory and cost of imported goods under outstanding letters of credit. Interest is charged at the bank's prime lending rate minus one-half of one percent (8.25% at August 31, 1995) per annum on such advances. Pursuant to the terms of certain distribution, warehouse and credit and collection agreements, certain of the Company's foreign accounts receivable are due from certain distributors. These receivables are not collateralized and as a result management continually monitors the financial condition of these distributors. No additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's accounts receivable. At August 31, 1995 and 1994, the balance due from a distributor was approximately 19% and 47% of

          Accounts receivable - Foreign, respectively.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FISCAL YEARS ENDED AUGUST 31, 1995, 1994 AND 1993
                       (in 000s, except per share data)

          6.    PREPAID EXPENSES

                Prepaid expenses are comprised of the following:

                                                         August 31,
                                                     1995         1994
                                                     ----         ----
          Royalty advances                         $25,640      $18,392
          Prepaid advertising costs                  6,292        2,875
          Other prepaid expenses                     9,151        1,947
                                                   -------      -------
                                                   $41,083      $23,214
                                                   -------      -------

                Royalty advances represent advance payments made to independent developers and licensors of intellectual properties.
          All payments with respect to these agreements are recoupable against future royalties in excess of minimum nonrefundable advances made in respect of games licensed under the terms of these agreements. Prepaid advertising costs consist principally of advance payments in respect of television and other media advertising. Advertising expenses are charged to operations upon first utilization. Advertising expenses for fiscal years 1995, 1994 and 1993 were approximately $33,145, $30,329 and $15,562, respectively.

          7.    FIXED ASSETS

                The major classes of fixed assets are as follows:

                                                        August 31,
                                                     1995        1994
                                                     ----        ----
                Buildings and improvements         $21,351      $3,307
                Furniture, fixtures
                  and equipment                     19,608       8,493
                Automotive equipment                 1,368       1,327
                                                   -------     -------
                                                    42,327      13,127
                Less:  accumulated depreciation     (8,357)     (4,366)
                Construction in progress              ---        6,877
                                                   -------     -------
                                                   $33,970     $15,638
                                                   -------     -------

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FISCAL YEARS ENDED AUGUST 31, 1995, 1994 AND 1993
                       (in 000s, except per share data)

          8.    OTHER ASSETS

                Other assets are comprised of the following:

                                                        August 31,
                                                     1995       1994
                                                     ----       ----
                Deferred compensation              $10,652      ---
                Royalty advances                     5,000     $3,675
                Investments                          4,000      ---
                Other assets                        13,534      6,464
                                                   -------    -------
                                                   $33,186    $10,139
                                                   -------    -------

                Deferred compensation represents escrow accounts on behalf of certain executives pursuant to employment agreements. Such amounts will be recorded as expense when earned over the terms of the agreements, generally three to five years, and are recoverable by the Company if the executives' employment with the Company is terminated upon the occurrence of certain events specified in the respective employment agreements.

          9.    SHORT-TERM BORROWINGS

                Short-term borrowings consist of notes payable to banks in Japan and are guaranteed by the Company. The notes are short-term, maturing within 90 days and are collateralized by inward letters of credit and promissory notes from distributors. The annual interest rate applicable to the bank loans at August 31, 1995 was 3%. Such agreement also provides that the bank has the right to offset cash of the Company collected under the inward letters of credit and promissory notes from distributors and deposited with it against the associated short-term notes.

          10.   ACCRUED EXPENSES

                Accrued expenses are comprised of the following:

                                                        August 31,
                                                     1995      1994
                                                     ----      ----
                Accrued royalties payable          $18,712   $22,209
                Accrued selling expenses             8,957     6,711
                Accrued payroll and
                  payroll taxes                      5,750     4,932
                Other accrued taxes                  3,606     3,661
                Other accrued expenses               9,992     6,401
                                                   -------   -------
                                                   $47,017   $43,914
                                                   -------   -------

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FISCAL YEARS ENDED AUGUST 31, 1995, 1994 AND 1993
                       (in 000s, except per share data)

          11.   LONG-TERM DEBT

                Long-term debt consists of the following:

                                                  August 31,
                                             1995          1994
                                             ----          ----
                (A)  Term loan             $25,000       $40,000
                (B)  Mortgage note            ---          1,342
                     Other                     196           392
                                           -------       -------
                                            25,196        41,734
                Less: current portion       25,196         1,538
                                           -------       -------
                                           $     0       $40,196
                                           -------       -------

                (A) In connection with its acquisition by the Company, Acclaim Comics entered into a credit agreement for a loan (the "Loan") of $40 million. In connection with the establishment of the Joint Venture and the related stock swap with TCI, the Company reached an agreement with the lender pursuant to which it repaid $15 million of the Loan and the remaining $25 million principal amount of the Loan is being amortized over a four and one-half year period terminating in July 1999. The Loan, which is a direct obligation of Acclaim Comics, bears interest, at the borrower's option, at either (i) the higher of the federal funds rate plus one-half of 1% and the lender's prime rate, in each case, plus 125 basis points or (ii) London interbank offered rate plus 250 basis points, and is collateralized by a first priority lien on substantially all of the assets of Acclaim Comics (8.375% at August 31, 1995). The credit agreement and related documents establishing and securing the Loan, as well as the guarantees delivered by the Company, contain customary financial, affirmative and negative covenants, including mandatory prepayments from excess cash flow of Acclaim Comics and from the proceeds of asset sales or sales of equity by the Company and restrictions on the encumbrance of assets and on the declaration or payment of dividends by Acclaim Comics and the Company. During 1995, the Company received a waiver through August 31, 1995 with respect to a financial covenant under the credit agreement. The lender has advised the Company that it intends to amend that covenant so that the Company will be in compliance. However, because the revised covenant is not yet in effect, the Company has reclassified the outstanding balance of the loan as a current liability.

                (B) The mortgage note bore interest at 1/2% above the bank's prime lending rate (7.75% at August 31, 1994) and was payable in monthly installments of $7 plus interest commencing March 1, 1990 up to and including February 1, 1995. On March 1, 1995, the principal balance with accrued interest was due and paid.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FISCAL YEARS ENDED AUGUST 31, 1995, 1994 AND 1993
                       (in 000s, except per share data)

          11.   LONG-TERM DEBT (continued)

                The annual maturities for the years ending August 31 are as follows:

                    1996                            $25,196
                                                    -------
                                                    $25,196
                                                    -------

          12.   OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES

                The Company is committed under various capital leases for automotive and computer equipment expiring at various dates through 1999. Future minimum payments required under such leases are as follows:

                        Years ending August 31,
                                1996                            $379
                                1997                             209
                                1998                             207
                                1999                              28
                                                                ----
                        Total minimum lease payments             823
                        Less:  amount representing
                                        interest                  82
                                                                ----
                        Present value of net minimum
                                lease payments                  $741
                                                                ----

                The present value of net minimum lease payments is reflected on the balance sheet as current and noncurrent obligations under capital leases of $333 and $408, respectively.

                The Company has operating leases for rental space and equipment which expire on various dates through 2003. The leases provide for contingent rentals based upon escalation clauses. Future minimum rental payments required under such leases are as follows:

                        Years ending August 31,
                                1996                    $1,996
                                1997                     1,976
                                1998                     1,701
                                1999                     1,022
                                2000                       954
                        Thereafter                       1,374
                                                        ------
                        Total minimum lease payments    $9,023
                                                        ------

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FISCAL YEARS ENDED AUGUST 31, 1995, 1994 AND 1993
                       (in 000s, except per share data)

          13.   PROVISION FOR INCOME TAXES

                During fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The statement requires the use of the asset and liability approach for financial accounting and reporting for income taxes. Financial statements for prior years have not been restated and the cumulative effect of the accounting change was not material.

                The provision for taxes on income consists of the following:

                                              1995     1994          1993
                                              ----     ----          ----
          Current:
            Federal                         $20,131   $21,382      $17,322
            Foreign                            (457)      991        1,627
            State                             2,240     4,685        3,935
                                            -------   -------      -------
                                             21,914    27,058       22,884
                                            -------   -------      -------
          Deferred:
            Federal                           8,880    (3,551)      (3,760)
            Foreign                            (270)      (20)        (277)
                                            -------   -------      -------
                                              8,610    (3,571)      (4,037)
                                            -------   -------      -------
          Charge in lieu of income taxes      1,101     8,453        1,128
                                            -------   -------      -------
          Total income tax provision        $31,625   $31,940      $19,975
                                            -------   -------      -------

                The following is a reconciliation of the federal statutory tax rate with the effective tax rate:

                                          1995        1994      1993
                                          ----        ----      ----
          Statutory tax rate              35.0%       35.0%     34.6%
          State income taxes, net of
           federal income tax benefit      2.2         3.6        5.5
          Nondeductible amortization       2.1         1.0        1.4
          Foreign tax rates, net of
           foreign tax credits             0.2         1.3        ---
          Other, net                       2.0         0.6        ---
                                          ----        ----       ----
          Effective rate                  41.5%       41.5%      41.5%
                                          ----        ----       ----

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FISCAL YEARS ENDED AUGUST 31, 1995, 1994 AND 1993
                       (in 000s, except per share data)

          13.   PROVISION FOR INCOME TAXES (continued)

                The deferred tax assets and deferred tax liabilities recorded on the consolidated balance sheets are as follows:

                                                          1995                         1994
                                                 --------------------------  --------------------------
                                                  Deferred     Deferred Tax   Deferred     Deferred Tax
                                                 Tax Assets    Liabilities   Tax Assets    Liabilities
                                                 ----------    ------------  ----------    ------------
          Reserves and allowances                $1,662          ---         $9,371         ---
          Investment in subsidiary                3,664          ---          4,274         ---
          Unrealized gains on marketable
            securities                             ---         $1,784          ---          ---
          Foreign net operating loss
            carryforwards                         1,059          ---            487
          Other                                     692            43           507         $243
                                                 ------        ------       -------         ----
                                                  7,077         1,827        14,639          243
          Valuation allowance                       548           --            487          --
                                                 ------        ------       -------         ----
                                                 $6,529        $1,827       $14,152         $243
                                                 ------        ------       -------         ----

                At August 31, 1995 and 1994, one of the Company's foreign subsidiaries had unused tax benefits of $548 and $487, respectively, related to foreign net operating loss carryforwards. A full valuation allowance has been recognized to offset the related deferred tax asset due to the uncertainty of realizing the benefit of the loss carryforwards. Deferred tax assets of $2,259 and $10,796 are classified as other current assets at August 31, 1995 and 1994, respectively. During fiscal 1995, additional tax benefits at $1,187 attributable to Acclaim Comics were recorded as a reduction of the excess cost over the net assets acquired. Included in other current assets are refundable income taxes of $14,171 at August 31, 1995.

                A provision for additional taxes on income which would become payable upon the repatriation of the earnings from its foreign subsidiaries has not been provided since, upon repatriation, the tax consequences of such distributions would be substantially offset by available foreign tax credits.


          14.   STOCK SPLIT

                On August 2, 1993, the Board of Directors authorized a three-for-two stock split of the Company's common stock in the form of a 50% stock dividend, to stockholders of record on August 12, 1993. Except for shares authorized, all references to number of shares and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FISCAL YEARS ENDED AUGUST 31, 1995, 1994 AND 1993
                       (in 000s, except per share data)

          15.   EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENTS

                Earnings per common share and common share equivalents are computed by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding. The weighted average number of common shares and common share equivalents used in computing net earnings per common share for the years ended August 31, 1995, 1994 and 1993 were 52,300, 45,150 and 44,875, respectively. Antidilutive stock options and warrants were not included.

          16.   STOCK OPTION PLAN

                In May 1988, the Board of Directors adopted a stock option plan whereby the Company may grant options for the purchase of up to 2,250 shares of its common stock to key employees. On May 22, 1990, the stockholders authorized an increase from 2,250 to 4,500 in the number of shares subject to options under the plan and authorized the grant of such options to any employee, not only to key employees of the Company. The Board and the stockholders subsequently approved certain changes in the 1988 Stock Option Plan, including an increase in the number of shares with respect to which options may be granted thereunder to 15,000. The exercise price per share of all options heretofore granted has been the market price, or 110% thereof for certain employees, or, for non-incentive options, not less than 85% of market price, of the Company's common stock on the date of grant. Generally, outstanding options become exercisable evenly over a three year period from the date of grant (although this may be accelerated due to retirement or death). Outstanding options must be exercised within ten years from the date of the grant, or within five years from the date of the grant for certain employees. The 1988 Stock Option Plan terminates in May 1998. At August 31, 1995, options to purchase approximately 4,193 shares were exercisable.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FISCAL YEARS ENDED AUGUST 31, 1995, 1994 AND 1993
                       (in 000s, except per share data)

          16.   STOCK OPTION PLAN (continued)

                Transactions are summarized as follows:

                                                    Shares Under Option
                                                 -------------------------    Exercise
                                                 Incentive   Non-Incentive     Price
                                                 ---------   -------------    --------
          Outstanding, August 31, 1992             2,616        3,898          $0.89-5.92
                                                   -----       ------
          Granted                                  1,831        1,900        $11.17-21.33
          Exercised                                 (832)        (736)         $0.89-4.58
          Cancelled                                  (20)         ---          $1.95-5.92
                                                   -----       ------
          Outstanding, August 31, 1993             3,595        5,062         $0.89-21.33
                                                   -----       ------
          Granted                                    864        2,303        $13.25-25.25
          Exercised                                 (451)        (635)        $1.95-11.17
          Cancelled                                 (450)      (1,726)        $1.95-25.25
                                                   -----       ------
          Outstanding, August 31, 1994             3,558        5,004         $0.89-21.75
                                                   -----       ------
          Conversion of Lazer-Tron Options           108           27         $5.41-40.61
          Granted                                  1,596        2,861        $13.75-24.00
          Exercised                                 (464)         (43)        $1.95-17.92
          Cancelled                                 (427)      (2,022)        $3.92-20.63
                                                   -----       ------
          Outstanding, August 31, 1995             4,371        5,827         $0.89-40.61
                                                   -----       ------

                In addition, options to purchase 37 shares of common stock at $4.17 per share, 37 shares of common stock at $5.67 per share, 37 shares of common stock at $4.58 per share, 56 shares of common stock at $2.08 per share, 150 shares of common stock at $2.04 per share, 11 shares of common stock at $3.92 per share, 19 shares of common stock at $13.25 per share, 56 shares of common stock at $16.00 per share and 250 shares of common stock at $13.25 per share were granted outside the 1988 Stock Option Plan.

          17.   STOCK WARRANTS

                At August 31, 1995, 2,625 stock warrants were outstanding and exercisable. The stock warrants entitle the holders thereof to purchase 1,500 shares of common stock at $2.42 per share and 1,125 shares of common stock at $3.00 per share. The stock warrants expire in 1996.

                In addition, at August 31, 1995, the 851 outstanding stock warrants to purchase shares of Lazer-Tron (see note 3) were converted into warrants entitling the holders thereof to purchase 17 shares of common stock at $30.57 per share, 40 shares of common stock at $9.55 per share and 105 shares of common stock at $15.92 per share. In addition, certain of such warrants entitle the holders thereof to receive warrants to purchase 20 shares of common stock at $15.92 per share. All of these warrants expire at various times between 1996 and 1998.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FISCAL YEARS ENDED AUGUST 31, 1995, 1994 AND 1993
                       (in 000s, except per share data)

          18.   MAJOR SUPPLIERS AND CUSTOMERS AND RELATED PARTY TRANSACTIONS

          A.    Major Suppliers and Customers

                The Company is substantially dependent on Nintendo as the sole manufacturer of SNES and Game Boy hardware and a significant portion of the Software for those platforms and as the sole licensor of the proprietary information and the technology needed to develop the Software for those platforms; and on Sega as the sole manufacturer of Genesis, Master System, Game Gear and Sega CD hardware and a portion of Software for those platforms and as the sole licensor of the proprietary information and the technology needed to develop Software for those platforms. In fiscal years 1995, 1994 and 1993, the Company derived 47%, 45% and 66% of its gross revenues, respectively, from sales of Nintendo-compatible products and in fiscal years 1995, 1994 and 1993, the Company derived 46%, 55% and 34% of its gross revenues, respectively, from sales of Sega-compatible products.

                The Company markets its products primarily to mass merchandise companies, large retail toy store chains, department stores and specialty stores. Sales to one customer represented approximately 11%, 12% and 13% of revenues for the years ended August 31, 1995, 1994 and 1993, respectively.

          B.    Related Party Transactions

                Sales commissions are payable to companies owned or controlled by one of the Company's principal stockholders for sales obtained by these companies. These commissions amounted to approximately $2,249, $3,657 and $2,326 for the years ended August

          31, 1995, 1994 and 1993, respectively, of which $458 and $1,236 are included in accrued expenses at August 31, 1995 and 1994, respectively.

          19.   COMMITMENTS AND CONTINGENCIES

                In February 1986, Nintendo was named as a defendant in a patent infringement suit brought in the District Court of the Southern District of New York by Alpex Computer Corporation ("Alpex"), alleging that certain aspects of the NES and NES Software infringe a patent held by Alpex relating to the use in NES Software of rotating images, and seeking compensatory and injunctive relief. By letter dated April 14, 1988, Alpex alleged possible patent infringement by the Company and informed the Company that it was willing to offer the Company a license for its patent. Alpex also indicated that it was its intention to pursue remedies against all infringers of its patent. The Company was informed by Nintendo that Nintendo believed the Alpex patent to be invalid and that the NES and NES Software did not infringe such

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FISCAL YEARS ENDED AUGUST 31, 1995, 1994 AND 1993
                       (in 000s, except per share data)

          19.   COMMITMENTS AND CONTINGENCIES (continued)

          patent. The Company did not further pursue its options with Alpex and, to date, no actual claim of infringement has been made against the Company nor has the Company been named in any litigation by Alpex nor has the Company received any further communication from Alpex.

                In June 1994, Alpex's patent infringement suit against Nintendo was tried and a jury found Alpex's patent to be valid and infringed by certain NES Software, including "Wizards and Warriors" and "Rambo" which are Software titles published by the Company. On August 1, 1994, damages of approximately $208.2 million (which are payable by Nintendo) were awarded by the jury. In October 1995, Nintendo appealed the liability verdict and the damages award. To date, no damages have been sought from the Company in respect of the NES Software titles published by the Company and found by the jury to infringe Alpex's patent or in respect of any other titles published by the Company, although there can be no assurance that such damages will not be sought. The Company cannot predict the final outcome of the litigation between Alpex and Nintendo. However, based on the Software products identified as infringing the Alpex patent in the litigation, the Company believes that the impact, if any, of the litigation on the Company would not be material.


                LJN Toys, Ltd., a subsidiary of the Company, is a party to various lawsuits arising in the course of its business prior to its acquisition by the Company. However, MCA INC., the former owner, has agreed to defend and indemnify the Company from liabilities arising out of such lawsuits. Additionally, the Company is a defendant in various lawsuits arising in the ordinary course of business. It is the opinion of management of the Company that it has meritorious defenses against all such claims and that the outcome of such litigation would not have a material adverse effect on the financial condition of the Company.

                In April 1994, the Company and its executive officers were sued in four actions, which were consolidated in July 1994. In the amended class action complaint, the plaintiffs claim unspecified damages based on their allegation that, by no later than January 12, 1994, the Company knew or should have known that
          (i) it was likely that its license agreement with WMS Industries, Inc. ("WMS") would not be renewed, (ii) the nonrenewal of the license agreement would have a material adverse impact on the Company, (iii) any joint venture or other agreement between WMS and the Company that might be entered into in the future, however unlikely that may be, would be on terms substantially less advantageous to the Company than the license agreement and (iv) statements by the Company's representative that rumors relating to the nonrenewal of the license agreement were "unsubstantiated" and

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FISCAL YEARS ENDED AUGUST 31, 1995, 1994 AND 1993
                       (in 000s, except per share data)

          19.   COMMITMENTS AND CONTINGENCIES (continued)

          that talks between the Company and WMS were continuing, were materially false and misleading. Accordingly, the plaintiffs claim that the defendants should have disclosed the likely nonrenewal of the license agreement in the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993, which was filed on January 13, 1994. The effect of nonrenewal of the Company's license agreement with WMS is that the Company does not have a right of first refusal with respect to arcade games released by WMS after March 21, 1995. Sales of Mortal Kombat Software products (a game released by WMS) represented a significant portion of the Company's revenues in fiscal 1993, sales of each of Mortal Kombat II and NBA Jam Software products (games released by WMS) represented a significant portion of the Company's revenues in fiscal 1994 and sales of NBA Jam Tournament Edition Software products (a game released by WMS) represented a significant portion of the Company's revenues in fiscal 1995. Discovery in the actions is on going. The Company believes that the actions are without merit and lack any basis in fact and intends to defend the actions vigorously.

                On April 28, 1995, Lazer-Tron and certain of its directors and officers were named as defendants in a lawsuit filed in the Superior Court of the State of California, County of Alameda -- Eastern Division. This action, titled Goldstein v. Lazer-Tron Corporation, et al., was filed seeking, among other things, certification of the lawsuit as a class action on behalf of all Lazer-Tron shareholders, a preliminary and permanent injunction to prohibit consummation of the merger and to compel the individual defendants to fulfill what the plaintiff claimed were their fiduciary duties to, among other things, cooperate with any other entity with an interest in acquiring Lazer-Tron and enhance Lazer-Tron's value as a merger candidate. On May 30, 1995, an amended complaint was filed. The plaintiff alleged that the individual defendants violated state law by committing unfair business practices, and breached their fiduciary duties as a result of the manner in which, and the timing of, the determination to merge Lazer-Tron occurred, the manner in which negotiations with Acclaim were conducted and in recommending approval of the merger agreement and the merger. The merger was consummated on August 31, 1995. Lazer-Tron intends to defend this action vigorously.

                By complaints dated December 4, 1995 and December 5, 1995, the Company was sued in eight actions (the "Actions") entitled (i) Mohammed Ali Kahn v. Gregory E. Fischbach, James Scoroposki, Robert Holmes and Acclaim Entertainment, Inc. (CV 95 4983), (ii) Richard J. Wenski, individually and on behalf of all other persons similarly situated, v. Acclaim Entertainment. Inc., Gregory E. Fischbach, Robert Holmes and Anthony Williams (CV 95 4996), (iii) Yosef Stern v. Acclaim Entertainment, Inc.; Gregory E. Fischbach;

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FISCAL YEARS ENDED AUGUST 31, 1995, 1994 AND 1993
                       (in 000s, except per share data)

          19.   COMMITMENTS AND CONTINGENCIES (continued)

          James Scoroposki: Robert Holmes and Anthony Williams (CV 95 4990),
          (iv) Marc Jaffe, on behalf of himself and all others similarly situated, v. Acclaim Entertainment, Inc., Gregory E. Fischbach,
          James Scoroposki, Robert Holmes, and Anthony Williams (CV 95
          4989), (v) Robert Bloom v. Acclaim Entertainment, Inc. and Robert Holmes (CV 95 4993), (vi) James Bencivenga, on behalf of himself and all others similarly situated, v. Gregory E. Fischbach, James Scoroposki, Robert Holmes, Anthony Williams and Acclaim Entertainment, Inc. (CV 95 4985), (vii) Henry Vredeveld, on behalf of himself and all others similarly situated, v. Anthony Williams and Acclaim Entertainment, Inc. (CV 95 4979), (viii) Michael Leitzes, individually and on behalf of all others similarly situated, v.

          Acclaim Entertainment, Inc., Robert Holmes and Gregory Fischbach (CV 95 5004), and (ix) Alan Yakuboff, on behalf of himself and all others similarly situated, v. Acclaim Entertainment, Inc., Gregory E. Fischbach, James Scoroposki and Anthony Williams (CV 95 5017), all in the United States District Court in the Eastern District of New York. The individual named defendants are directors and/or executive officers of the Company. The plaintiffs, on behalf of a class of the Company's stockholders, claim unspecified damages arising from the Company's December 4, 1995 announcement that it is revising results for the fiscal year ended August 3l, 1995 to reflect a decision to defer $18 million of revenues and $10.5 million of net income previously reported on October 17, 1995 for the fiscal year ended August 31, 1995. The Company intends to defend the Actions vigorously.

                At August 31, 1995, the Company had outstanding letters of credit aggregating approximately $24,085 for the purchase of merchandise. In addition to its factoring and revolving credit arrangement (see note 5), the Company currently has a $30,000 trade finance facility with another bank. The Company's subsidiaries had independent facilities totalling approximately $45,000 with various banks at August 31, 1995.

                Trade accounts payable include $22,000 and $34,542 at August 31, 1995 and 1994, respectively, which were collateralized under outstanding letters of credit.

                The Company has established an Employee Savings Plan (the "Plan") as of April 1, 1995, which qualifies as a deferred salary arrangement under section 401(k) of the Internal Revenue Code.
          The Plan is available to all United States employees who meet the eligibility requirements. Under the Plan, participating employees may elect to defer a portion of their pretax earnings, up to the maximum allowed by the Internal Revenue Service (up to 15% or $9,240 for calendar year 1995). All amounts vest immediately. Generally, the Plan assets in a participant's account will be distributed to a participant or his or her beneficiaries upon termination of employment, retirement, disability or death. The Plan provides for, at the Company's option, additional contributions to the Plan by the Company. No additional

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FISCAL YEARS ENDED AUGUST 31, 1995, 1994 AND 1993
                       (in 000s, except per share data)

          19.   COMMITMENTS AND CONTINGENCIES (continued)

          contributions were made during fiscal 1995. All Plan administrative fees are paid by the Company.


                The Company has entered into employment agreements with certain of its directors and officers which provide for annual bonus payments based on consolidated income before income taxes, in addition to their base compensation.

          20.   OPERATIONS IN GEOGRAPHIC AREAS

                The Company is primarily engaged in one industry segment, the development, marketing and distribution of Software products. The following information sets forth geographic information on the Company's sales, earnings from operations and identifiable assets.

                                                           North                                                     Consoli-
                                                          America        Europe         Asia      Eliminations        dated
                                                          -------        ------         ----      ------------       --------
     Year ended August 31, 1995:
     Sales to unaffiliated customers                      $443,893       $95,556       $27,274            ---        $566,723
     Transfers between geographic areas                     11,388           102           ---       $(11,490)            ---
                                                          --------       -------       -------       --------        --------
     Total net revenues                                   $455,281       $95,658       $27,274       $(11,490)       $566,723
                                                          --------       -------       -------       --------        --------
     Earnings from operations                              $51,062       $17,732        $1,872       $    ---         $70,666
                                                          --------       -------       -------       --------        --------
     Identifiable Assets at August 31, 1995               $434,234       $19,259       $10,461       $    ---        $463,954
                                                          --------       -------       -------       --------        --------
     Year ended August 31, 1994:
     Sales to unaffiliated customers                      $384,540       $78,878       $17,338            ---        $480,756
     Transfers between geographic areas                     11,057           333        11,728       $(23,118)            ---
                                                          --------       -------       -------       --------        --------
     Total net revenues                                   $395,597       $79,211       $29,066       $(23,118)       $480,756
                                                          --------       -------       -------       --------        --------
     Earnings from operations                              $63,607        $9,438        $4,425       $    ---         $77,470
                                                          --------       -------       -------       --------        --------
     Identifiable Assets at August 31, 1994               $297,604       $32,982        $5,292       $    ---        $335,878
                                                          --------       -------       -------       --------        --------
     Year ended August 31, 1993:
     Sales to unaffiliated customers                      $209,826       $91,793       $25,472            ---        $327,091
     Transfers between geographic areas                      8,094           ---        33,181       $(41,275)            ---
                                                          --------       -------       -------       --------        --------
     Total net revenues                                   $217,920       $91,793       $58,653       $(41,275)       $327,091
                                                          --------       -------       -------       --------        --------
     Earnings from operations                              $19,295       $20,888        $6,764       $    ---         $46,947
                                                          --------       -------       -------       --------        --------
     Identifiable Assets at August 31, 1993               $166,092       $21,998       $18,681       $    ---        $206,771
                                                          --------       -------       -------       --------        --------

                                       65

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FISCAL YEARS ENDED AUGUST 31, 1995, 1994 AND 1993
                       (in 000s, except per share data)

          21.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                        The following table sets forth certain quarterly financial information:

                                                         Quarter Ended
                                 ------------------------------------------------------------------
                                 November 30,    February 28,     May 31,      August 31,
                                    1994            1995           1995          1995         Total
                                 ------------    ------------     -------      ----------     -----
     Net revenues                  $164,304        $161,273       $107,654      $133,492     $566,723
     Cost of revenues                77,665          73,456         53,792        63,588      268,501
     Net earnings                    15,958          13,856          8,855         6,101       44,770
     Net earnings per share           $0.34           $0.28          $0.17         $0.11        $0.86

                                                         Quarter Ended
                                 ------------------------------------------------------------------
                                 November 30,    February 28,     May 31,      August 31,
                                    1993            1994           1994          1994         Total
                                 ------------    ------------     -------      ----------     -----
     Net revenues                  $127,360       $115,531        $88,997      $148,868      $480,756
     Cost of revenues                56,118         51,167         37,853        75,606       220,744
     Net earnings                    12,336         10,638          7,949        14,132        45,055
     Net earnings per share           $0.27          $0.24          $0.18         $0.31         $1.00

                The sum of the quarterly net earnings per share amounts do not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the twelve months based on the weighted average common and common equivalent shares outstanding in each such period.

          22.   SUBSEQUENT EVENTS

                On October 9, 1995, the Company acquired Sculptured Software, Inc. ("Sculptured") and on October 16, 1995, the Company acquired Probe Entertainment Limited ("Probe"). Sculptured and Probe are developers of interactive video games. Both transactions will be accounted for as poolings of interests and were effected through the exchange of 2,745 shares of common stock of the Company for all the issued and outstanding shares of Sculptured and Probe.
          The operations of Sculptured and Probe are not material to the Company's consolidated operations.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FISCAL YEARS ENDED AUGUST 31, 1995, 1994 AND 1993
                       (in 000s, except per share data)

          Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                        None

                                   PART III

          Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                Information called for by Item 10 is set forth under the heading "Election of Directors" in the Company's Proxy Statement for its 1996 annual meeting of stockholders (the "1996 Proxy Statement"), which is incorporated herein by this reference.

          Item 11.      EXECUTIVE COMPENSATION.

                Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 1996 Proxy Statement, which is incorporated herein by this reference.

          Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT.

                Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1996 Proxy Statement, which is incorporated herein by this reference.

          Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 1996 Proxy Statement, which is incorporated herein by this reference.

                                    PART IV

          Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a) and (d)   1.      Financial Statements:

                The following Financial Statements of the Company are included in Part II: Item 8


          Report of Independent Certified Public Accountants. Consolidated Balance Sheets ---
                August 31, 1995 and 1994.
          Statements of Consolidated Earnings ---
                Years Ended August 31, 1995, 1994 and 1993.
          Statements of Consolidated Stockholders' Equity ---
                Years Ended August 31, 1995, 1994 and 1993.
          Statements of Consolidated Cash Flows ---
                Years Ended August 31, 1995, 1994 and 1993.
          Notes to Consolidated Financial Statements.

          (a) and (d)   2.      Financial Statement Schedules:

                Schedule II     --      Allowance for Returns and Discounts

                All other schedules have been omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

          (b)   Current Reports on Form 8-K:

          None.

          (c)   Exhibits:

          Exhibit No.                           Description

          3.1   Certificate of Incorporation of the Company
          (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, filed on April 21, 1989, as amended (Registration
          Number 33-28274) (the "1989 S-1")).

          3.2 Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit
          3.2 to the 1989 S-1).

          3.3 Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit
          4(d) to the Company's Registration Statement on
          Form S-8, filed on May 19, 1995 (Registration
          Number 33-59483) (the "1995 S-8").

          3.4   Amended and Restated By-Laws of the Company
          (incorporated by reference to Exhibit 4(e) to the 1995 S-8).

          4     Specimen form of the Company's Common Stock
          certificate (incorporated by reference to Exhibit
          4 to the Company's Annual Report on Form 10-K for the year ended August 31, 1989, as amended (File
          No. 0-16986) (the "1989 10-K")).

          10.1+ Employment Agreement dated as of March 1, 1988 between the Company and G. Fischbach (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, filed on July 25, 1988, as amended (Registration No. 33-23158) (the "1988 S-1")); Amendment dated as of September 1, 1990 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended August 31, 1990 (the "1990 10-K")).

          10.2+ Employment Agreement dated as of March 1, 1988 between the Company and J. Scoroposki
          (incorporated by reference to Exhibit 10.2 to the 1988 S-1); Amendment dated as of September 1, 1990 (incorporated by reference to Exhibit 10.2 to the 1990 10-K).

          10.3+ Employment Agreement dated as of March 1, 1988 between the Company and R. Holmes (incorporated by reference to Exhibit 10.3 to the 1988 S-1);
          Amendment dated as of September 1, 1990
          (incorporated by reference to Exhibit 10.3 to the 1990 10-K).

          10.4+ Employment Agreement, dated as of September 1,
          1990, between the Company and A. Williams
          (incorporated by reference to Exhibit 10.25 to the 1990 10-K).

          10.5+ 1988 Stock Option Plan (incorporated by reference to Exhibit 4(a) to the Company's 1995 S-8).

          10.6* Master Option and License Agreement dated March 23, 1990 by and among WMS Industries, Inc.,
          Williams Electronic Games, Inc., Midway
          Manufacturing Company and the Company
          (incorporated by reference to Exhibit 10.17 to the 1990 10-K); Second Master Option and License Agreement, dated June 28, 1991, by and among WMS Industries, Inc., Williams Electronics Games, Inc. and Midway Manufacturing Company (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, filed on

          November 7, 1991, as amended (Registration No.
          33-43826) (the "1991 S-1")).

          10.7  Confidentiality Agreement, dated September 1,
          1990, between the Company and P. Samulski
          (incorporated by reference to Exhibit 10.26 to the 1990 10-K).

          10.8  Confidentiality Agreement, dated September 1,
          1990, between the Company and S. Goldberg
          (incorporated by reference to Exhibit 10.27 to the 1990 10-K).

          10.9  Form of Warrant issued to Messrs. G. Fischbach and
          J. Scoroposki (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on
          Form 10-Q for the quarter ended February 28, 1991
          (File No. 0-16986)).

          10.10 Revolving Credit and Security Agreement, dated as of January 1, 1993, between the Company, Acclaim Distribution Inc., LJN Toys, Ltd., Acclaim Entertainment Canada, Ltd. and Arena Entertainment Inc., as borrowers, and BNY Financial Corporation, as lender, as amended and restated on February 28, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995 (File No. 0-
          16986) (the "1995 10-Q")).

          10.11 Restated and Amended Factoring Agreement, dated as of February 28, 1995, between the Company and BNY
          Financial Corporation (incorporated by reference to Exhibit 10.2 to the 1995 10-Q).

          10.12* License Agreement, dated March 15, 1991, between
          Nintendo Co., Ltd. and Acclaim Japan, Ltd.
          (incorporated by reference to Exhibit 10.33 to the 1991 S-1).

          10.13* License Agreement for Game Boy, dated as of April 3, 1992, between Nintendo Co., Ltd. and Acclaim
          Japan Ltd. (incorporated by reference to Exhibit
          10.37 to the Company's Annual Report on Form 10-K for the year ended August 31, 1992 (File No.
          0-16986) (the "1992 10-K")).

          10.14* License Agreement for Game Boy, dated as of July
          21, 1992, between Nintendo Co., Ltd. and Acclaim
          Japan Ltd. (incorporated by reference to Exhibit
          10.38 to the 1992 10-K).

          10.15* License Agreement for Game Boy, dated as of
          January 15, 1993, between Nintendo of America Inc.

          and LJN Toys, Inc. (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on
          Form 10-K for the year ended August 31, 1993
          (File No. 0-16986) (the "1993 10-K")).

          10.16* License Agreement for Game Boy, dated as of
          January 15, 1993, between Nintendo of America Inc.
          and the Company (incorporated by reference to Exhibit 10.40 to the 1993 10-K).

          10.17* License Agreement for Super NES, dated as of March 11, 1993, between Nintendo of America Inc. and LJN
          Toys, Inc. (incorporated by reference to Exhibit
          10.41 to the 1993 10-K).

          10.18* Third Renewal of License Agreement for NES, dated as of June 12, 1993, between Nintendo of America
          Inc. and the Company (incorporated by reference to Exhibit 10.42 to the 1993 10-K).

          10.19* Manufacturing Option Addendum to Third Renewal of License Agreement for NES, dated as of June 12,
          1993, between Nintendo of America Inc. and the Company (incorporated by reference to Exhibit
          10.43 to the 1993 10-K).

          10.20* First Renewal of License Agreement for Super NES, dated as of September 10, 1993, between Nintendo of America Inc. and the Company (incorporated by reference to Exhibit 10.44 to the 1993 10-K).

          10.21* Second Renewal of Non-exclusive License Agreement for Nintendo Product Accessories dated as of January 2, 1994 between Nintendo of America, Inc.
          and the Company (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on
          Form 10-K for the year ended August 31, 1994 (File
          No. 0-16984) (the "1994 10-K")).

          10.22* Second Renewal of Non-exclusive International License Agreement for Nintendo Product Accessories dated as of January 2, 1994 between Nintendo of America, Inc. and the Company (incorporated by reference to Exhibit 10.22 to the 1994 10-K).

          10.23* International License Agreement for Game Boy dated as of March 2, 1994 between Nintendo Co., Ltd. and the Company (incorporated by reference to Exhibit
          10.23 to the 1994 10-K).

          10.24* International License Agreement for SNES dated as of March 2, 1994 between Nintendo Co., Ltd. and the Company (incorporated by reference to Exhibit
          10.24 to the 1994 10-K).

          10.25* International License Agreement for SNES dated as of February 19, 1993 between Nintendo Co., Ltd.
          and LJN Toys, Ltd (incorporated by reference to Exhibit 10.25 to the 1994 10-K).

          10.26 Partnership Agreement dated as of October 19, 1994 between Acclaim Cable Holdings, Inc. and TCI
          GameCo Ventures, Inc. (incorporated by reference to Exhibit 1 to the Company's Current Report on
          Form 8-K dated October 28, 1994) (File No. 0-
          16984).

          10.27 Agreement and Plan of Merger dated as of March 22, 1995 and amended as of June 15, 1995 and as of July 24, 1995 between the Company, Acclaim Arcade
          Holdings, Inc. and Lazer-Tron Corporation
          (incorporated by reference to Exhibits 2, 2.1 and 2.2 to the Company's Registration Statement on
          Form S-4 (File Number 33-58883)).

          21    Subsidiaries of Registrant

          -------------------
          * Confidential treatment has been requested with respect to certain information contained in this exhibit.

          + Management contract or compensatory plan or arrangement required to be identified pursuant to Item 14(a)3 of this report.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ACCLAIM ENTERTAINMENT, INC.



     December 6, 1995                   By      Gregory Fischbach
                                                Gregory Fischbach
                                                Co-Chairman of the Board and
                                                Chief Executive Officer


     December 6, 1995                   By      Anthony R. Williams
                                                Anthony R. Williams
                                                Executive Vice President and
                                                Chief Financial and Accounting
                                                Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Gregory Fischbach          Co-Chairman of the Board        December 6, 1995
     Gregory Fischbach          Chief Executive Officer,
                                Director

     James Scoroposki           Co-Chairman of the Board        December 6, 1995
     James Scoroposki           Executive Vice President;
                                Treasurer, Secretary;
                                Director

     Robert Holmes              President; Chief Operating      December 6, 1995
     Robert Holmes              Officer; General Manager;
                                Director

     Bernard J. Fischbach       Director                        December 6, 1995
     Bernard J. Fischbach

     Michael Tannen             Director                        December 6, 1995
     Michael Tannen

     Robert Groman              Director                        December 6, 1995
     Robert Groman

     James Scibelli             Director                        December 6, 1995
     James Scibelli

     Bruce Ravenel              Director                        December 6, 1995
     Bruce Ravenel

                                  Schedule II

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                      ALLOWANCE FOR RETURNS AND DISCOUNTS
                       (in 000s, except per share data)

                                 BALANCE
                                   AT       PROVISIONS               BALANCE
                                BEGINNING      FOR         RETURNS     AT
                                   OF       RETURNS AND      AND     END OF
             PERIOD              PERIOD      DISCOUNTS    DISCOUNTS  PERIOD
             ------             ---------   -----------   ---------  -------
          Year ended
          August 31, 1993        $12,035     $36,680       $24,607    $24,108

          Year ended
          August 31, 1994        $24,108     $40,015       $28,796    $35,327

          Year ended
          August 31, 1995        $35,327     $25,081       $40,773    $19,635