Form 10-K/A
period 1995-08-31
ACCLAIM ENTERTAINMENT INC
filed 1995-12-29
CIK 804888

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K/A

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





The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended August 31, 1995 as set forth in the pages attached hereto:


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     Item 8.   Financial Statements and Supplementary Data
     Item 10.  Directors and Executive Officers of the Registrant
     Item 11.  Executive Compensation
     Item 12. Security Ownership of Certain Beneficial Owners and Management
     Item 13.  Certain Relationships and Related Transactions

          Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Overview


                Acclaim Entertainment, Inc. ("Acclaim"), together with its subsidiaries (Acclaim and its subsidiaries are collectively hereinafter referred to as the "Company"), is a mass market entertainment company whose principal business to date has been as a leading publisher of interactive entertainment software ("Software") for use with dedicated interactive entertainment hardware platforms ("Entertainment Platforms"). The Company also engages in (i) the development and publication of comic books, which commenced in July 1994 through the acquisition of Acclaim Comics, Inc. ("Acclaim Comics"), formerly Voyager Communications, Inc., (ii) the distribution of Software for affiliated labels, which commenced in the first quarter of fiscal 1995, (iii) the marketing of its motion capture technology and studio services, which commenced in the first quarter of fiscal 1995 and (iv) the distribution of coin-operated, location-based ticket redemption games, which commenced in August 1995 through the acquisition of Lazer-Tron Corporation ("Lazer- Tron"). The Company plans to engage in the distribution of coin- operated video arcade games, commencing in the spring of 1996, and the electronic distribution of interactive entertainment software through the partnership (the "Joint Venture") established in October 1994 between a subsidiary of Acclaim and a subsidiary of Tele-Communications, Inc. ("TCI"), commencing not earlier than fiscal 1997.


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


                In 1993, Sega introduced the Sega CD, a CD player which consists of an attachment for its 16-bit Genesis system. Additional CD platforms, including personal computer systems for which Software products are published, are currently marketed by Philips, Commodore, Apple, IBM, IBM-compatible manufacturers and The 3DO Company ("3DO"). Atari launched Jaguar, its 64-bit cartridge-based system, in November 1993 and Sega launched 32X, its 32-bit cartridge-based attachment for its 16-bit Genesis system, in November 1994. Sega and Sony Corporation ("Sony") launched 32-bit CD-based systems in Japan in November 1994. Sega shipped limited quantities of its Saturn system in the United States commencing in May 1995 and Sony released its

          PlayStation(Trademark) system in the United States in September 1995. Nintendo has announced plans to release Ultra 64, its new 64-bit ROM cartridge-based system, in Japan in the spring of 1996. The Company commenced the development and sale of Software for the Sega CD System in fiscal 1994 and for Sega's 32X and Saturn systems and for Sony's PlayStation(Trademark) in fiscal 1995.



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


                In the late 1980's and early 1990's management believed that the floppy and personal computer market was characterized by (i) numerous hardware and software incompatibilities; (ii) high price points for Multimedia/PC Systems; (iii) a large number of software titles; and (iv) consumer demographics that were different from those of the Company's core customers.
          Accordingly, the Company participated in this category through distribution agreements which, in the opinion of management,

          provided the greatest return on the investment of time and effort needed to service a fragmented market. However, based on management's belief that, by 1995, this category had sufficient mass market penetration to warrant publishing Software directly and due to technological advancements incorporated in the newer Multimedia/PC Systems and the higher gross margins realized by publishers of Software for this category, the Company commenced marketing Software for Multimedia/PC Systems in fiscal 1995 and intends to expand the number of Software titles for Multimedia/PC Systems marketed by it in fiscal 1996.



                Based on the decline of the 16-bit hardware market and the related slowdown in retail sell-through of 16-bit Software published by the Company as well as on an industry-wide basis, management believes that, in order to reduce inventory levels, certain retailers have reduced purchases of the Company's 16-bit Software as compared to prior fiscal quarters and that these and other retailers will continue to reduce purchases of the Company's 16-bit Software over the next several fiscal quarters. Management anticipates that such reduction in retail purchasing will decrease the Company's rate of growth as discussed below. The slow down in retail sell-through of 16-bit Software has caused and could continue to cause increased retail inventories, which, in turn, caused and could continue to cause the Company to liquidate excess inventory levels at retail by offering price protection and other concessions to its customers in future periods. As the transition to the next generation of Entertainment Platforms continues and as new Entertainment Platforms and Multimedia/PC Systems achieve market acceptance, management believes that the risk of returns of the Company's 16-bit Software titles has increased and will continue to increase. No assurance can be given that future price protection, returns and other similar concessions will not exceed the Company's reserves for such concessions and, if so exceeded, the Company's results of operations and financial condition will be materially adversely affected. In addition, the Company has incurred and expects to continue to incur higher marketing expenses in connection with the sale of 16-bit Software, which higher expenses are anticipated to affect adversely the Company's profitability.

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

          Results of Operations

                The following table sets forth certain statements of consolidated earnings data as a percentage of net revenues for the periods indicated:


                                                Fiscal Year Ended August 31,
                                            ------------------------------------
                                            1995            1994            1993
                                            ----            ----            ----
          Domestic revenues                 74.8%           76.4%           60.8%
          Foreign revenues                  25.2            23.6            39.2
                                           -----           -----           -----
                Net revenues               100.0           100.0           100.0
          Cost of revenues                  47.4            45.9            52.2
                                           -----           -----           -----
                Gross profit                52.6            54.1            47.8
          Selling, advertising, general
            and administrative expenses     37.8            36.8            32.1
          Operating interest                 0.7             0.4             0.4
          Depreciation and amortization      1.7             0.8             0.9
                                           -----           -----           -----
                Total operating expenses    40.2            38.0            33.4
          Earnings from operations          12.5            16.1            14.4
          Other income (expense), net        1.0            (0.1)            0.3
          Earnings before income taxes      13.5            16.0            14.7
          Net earnings                       7.9             9.4             8.6

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

          Sony-compatible products and from Software for Multimedia/PC Systems will also be material in fiscal 1996.


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

                Management anticipates that the Company's future gross profit will be affected by (i) its product mix (i.e., the percentage of CD Software and cartridge Software sales and sales related to the Company's new businesses) and (ii) the percentage of returns, price protection and other similar concessions in respect of the Company's 16-bit Software sales. The Company's gross margins on coin-operated video arcade games are anticipated to be substantially lower than on its cartridge and CD Software.
          Although gross margins on sales of CD Software are and are anticipated to continue to be higher than those on sales of cartridge Software, management believes that it will be required to effect stock-balancing programs for its CD Software products for personal computer systems to allow for their historically higher rate of return. As the percentage of sales of CD Software for personal computer systems increases, management anticipates that its reserves for such returns will increase, thereby offsetting a portion of the higher gross margins generated from CD Software sales. Additionally, returns and other similar concessions to retailers in respect of 16-bit Software sales in fiscal 1996 are expected to have a material adverse effect on the Company's gross margins in future periods.

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

          Liquidity and Capital Resources



                The Company's primary source of liquidity during the fiscal years ended August 31, 1994 and 1995 was cash flows from operations and, in fiscal 1995, such cash flows were augmented by the sale of shares of TCI capital stock received by the Company in connection with the Company's sale of shares of its common stock to TCI. See Note 4 of the Notes to Consolidated Financial Statements. The Company had net cash from operations of approximately $29.1 million in fiscal 1994 and used net cash from operations of approximately $7.2 million in fiscal 1995. The decrease in net cash from operations in fiscal 1995 is primarily attributable to relatively higher levels of cash paid to suppliers and employees and higher payments of interest to the Company's commercial lenders in connection with higher outstanding balances on the Company's working capital loans and acquisition financing.


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


                During 1995, the Company received a waiver through August 31, 1995 with respect to its failure to meet a financial covenant made in connection with the Loan, which is required to be met on a quarterly basis. The lender has advised the Company that it intends to amend that financial covenant so that the Company will be in compliance in future periods. However, since the covenant has not yet been amended, the Company has reclassified the outstanding balance of the Loan as a current liability. If the covenant is not amended on or prior to January 14, 1995 (the date on which the Company is required to certify to Midland its compliance with the financial covenant at November 30, 1995) and the Company fails to meet the current covenant as of November 30, 1995 and Midland does not otherwise waive compliance by the Company with such covenant, the Company would be required to repay the Loan in full on January 14, 1996.


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

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                       (in 000s, except per share data)

                                     Preferred Stock(1) Common Stock                                Common   Unrealized  Foreign
                                           Issued          Issued      Additional                  Stock Due   Gain On   Currency
                                     ------------------ ------------   Paid-In   Retained  Treasury   From   Marketable Translation
                                     Shares Amount      Shares Amount  Capital   Earnings    Stock     MCA   Securities  Adjustment
                                     ------ ------      ------ ------ ---------- --------  -------- -------- ---------- -----------
Balance August 31, 1992                --      --        23,303  $466   $30,533   $ 33,579    --    $(807)        --     $   935
                                     ----   -----        ------   ---    ------    -------   ---     ----      -----      ------
Net Earnings                           --      --            --    --        --     28,185    --       --         --          --
Exercise of Stock Options              --      --         1,536    31     6,716         --    --       --         --          --
50% Stock Dividend                     --      --        12,420   248        --       (248)   --       --         --          --
Tax Benefit from Exercise of
 Stock Options                         --      --            --    --     1,128         --    --       --         --          --
Shares Received from MCA               --      --            --    --        --         -- $(807)     807         --          --
Foreign Currency Translation Loss      --      --            --    --        --         --    --       --         --      (3,899)
                                     ----   -----        ------   ---    ------    -------   ---     ----      -----      ------
Balance August 31, 1993                --      --        37,259   745    38,377     61,516  (807)       0         --      (2,964)
                                     ----   -----        ------   ---    ------    -------   ---     ----      -----      ------

Net Earnings                           --      --            --    --        --     45,055    --       --         --          --
Issuances                              --      --           971    19    14,981         --    --       --         --          --
Exercise of Stock Options              --      --         1,118    23     7,435         --    --       --         --          --
Tax Benefit from Exercise of
 Stock Options                         --      --            --    --     8,453         --    --       --         --          --
Foreign Currency Translation Gain      --      --            --    --        --         --    --       --         --       2,410
                                     ----   -----        ------   ---    ------    -------   ---     ----      -----      ------
Balance August 31, 1994                --      --        39,348   787    69,246    106,571  (807)       0         --        (554)
                                     ----   -----        ------   ---    ------    -------   ---     ----      -----      ------

Net Earnings                           --      --            --    --        --     44,770    --       --         --          --
Issuances                              --      --         5,182   104    83,659         --    --       --         --          --
Exercise of Stock Options              --      --           628    13     4,170         --    --       --         --          --
Pooling of Interests with Lazer-Tron   --      --         1,123    22    10,609      1,800    --       --         --          --
Tax Benefit from Exercise of
 Stock Options                         --      --            --    --     1,101         --    --       --         --          --
Foreign Currency Translation Gain      --      --            --    --        --         --    --       --         --       1,365
Unrealized Gain on
 Marketable Securities                 --      --            --    --        --         --    --       --     $2,503          --
                                     ----   -----        ------   ---    ------    -------   ---     ----      -----      ------
 Balance August 31, 1995               --      --        46,281  $926  $168,785   $153,141 $(807)   $   0     $2,503       $ 811
                                     ----   -----        ------   ---    ------    -------   ---     ----      -----      ------

                                         Total
                                         -----
Balance August 31, 1992                $ 64,706
                                         ------
Net Earnings                             28,185
Exercise of Stock Options                 6,747
50% Stock Dividend                           --
Tax Benefit from Exercise of
 Stock Options                            1,128
Shares Received from MCA                     --
Foreign Currency Translation Loss        (3,899)
                                        -------
Balance August 31, 1993                  96,867
                                        -------

Net Earnings                             45,055
Issuances                                15,000
Exercise of Stock Options                 7,458
Tax Benefit from Exercise of
 Stock Options                            8,453
Foreign Currency Translation Gain         2,410
                                        -------
Balance August 31, 1994                 175,243
                                        -------

Net Earnings                             44,770
Issuances                                83,763
Exercise of Stock Options                 4,183
Pooling of Interests with Lazer-Tron     12,431
Tax Benefit from Exercise of
 Stock Options                            1,101
Foreign Currency Translation Gain         1,365
Unrealized Gain on
 Marketable Securities                    2,503
                                        -------
 Balance August 31, 1995               $325,359
                                        =======

(1) The Company is authorized to issue 1,000 shares of preferred stock at a par value of $0.01 per share, none of which shares is presently issued and outstanding.

See notes to consolidated financial statements.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                       (in 000s, except per share data)

                                                Fiscal Year Ended August 31,

                                              1995         1994         1993
                                              ----         ----         ----
CASH FLOWS PROVIDED BY (USED IN)
 OPERATING ACTIVITIES
Cash received from customers               $ 570,698    $ 470,396    $ 299,517
Cash paid to suppliers and employees        (550,629)    (409,767)    (276,743)
Interest received                              2,131        1,338        1,078
Interest paid                                 (7,339)      (2,649)      (2,470)
Income taxes paid                            (22,127)     (30,236)     (16,974)
                                           ---------    ---------     --------
NET CASH (USED IN) PROVIDED BY
 OPERATING ACTIVITIES                         (7,266)      29,082        4,408
                                           ---------    ---------     --------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES
Acquisition of subsidiaries, net               1,743      (47,805)          --
Investment in marketable securities               --      (10,375)          --
Sales of marketable securities                57,160        8,314           --
Acquisition of fixed assets, excluding
 capital leases                              (29,862)     (10,195)      (2,308)
Disposal of fixed assets                         284           15           --
Acquisition of other assets                   (2,919)      (2,954)        (148)
                                           ---------    ---------     --------

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                         26,406      (63,000)      (2,456)
                                           ---------    ---------     --------

CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES
Proceeds from term loan                           --       40,000           --
Proceeds from short-term bank loans           11,304       14,278       51,034
Payment of short-term bank loans              (8,769)     (20,313)     (44,159)
Payment of mortgage                           (1,342)         (87)         (87)
Exercise of stock options                      4,183        7,458        6,747
Payment of obligation under capital
 leases                                         (292)        (156)        (446)
Issuance of common stock                       1,398           --           --
Payment of long-term debt                    (16,046)          --           --
                                           ---------    ---------     --------

NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                         (9,564)      41,180       13,089
                                           ---------    ---------     --------
EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                                 497        1,669       (2,982)
                                           ---------    ---------     --------
NET INCREASE IN CASH                          10,073        8,931       12,059

CASH AT BEGINNING OF YEAR                     34,676       25,745       13,686
                                           ---------    ---------     --------
CASH AT END OF YEAR                        $  44,749    $  34,676     $ 25,745
                                           ---------    ---------     --------

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Continued)
                       (in 000s, except per share data)

                                                   Fiscal Year Ended August 31,

                                                     1995      1994      1993
                                                     ----      ----      ----
RECONCILIATION OF NET EARNINGS TO NET CASH
 PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings                                      $ 44,770   $45,055   $ 28,185
                                                  --------   -------    -------
Adjustment to reconcile net earnings to net cash
 provided by (used in) operating activities:
 Depreciation and amortization                       9,543     3,838      3,227
 (Gain) loss on investment in marketable
   securities                                       (5,968)      135         --
 (Decrease) increase in allowance for returns
   and discounts                                   (18,747)   10,748     12,080
 Deferred taxes                                      8,610    (3,571)    (4,037)
 Minority interest in net earnings of
   consolidated subsidiary                            (121)       --        (75)
 Other non-cash charges                              1,752        32         17
 Changes in assets and liabilities:
   Decrease (Increase) in accounts receivable        9,713   (69,982)   (53,081)
   Decrease (Increase) in inventories                1,298     8,643    (14,114)
   (Increase) in prepaid expenses                  (17,345)   (3,446)    (9,073)
   (Increase) Decrease in other current assets      (8,813)    2,111          8
   Decrease in advance payment to suppliers             --     2,492      2,277
   (Decrease) Increase in trade accounts payable   (23,031)   10,940     25,938
   Increase in accrued expenses                        580    13,147     13,889
   (Decrease) Increase in income taxes payable      (9,507)    8,940       (833)
                                                  --------   -------    -------

 Total adjustments                                 (52,036)  (15,973)   (23,777)
                                                  --------   -------    -------


 NET CASH (USED IN) PROVIDED BY
    OPERATING ACTIVITIES                          $ (7,266)  $29,082    $ 4,408
                                                  --------   -------    -------

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

                (A) In connection with its acquisition by the Company, Acclaim Comics entered into a credit agreement for a loan (the "Loan") of $40 million. In connection with the establishment of the Joint Venture and the related stock swap with TCI, the Company reached an agreement with the lender pursuant to which it repaid $15 million of the Loan and the remaining $25 million principal amount of the Loan is being amortized over a four and one-half year period terminating in July 1999. The Loan, which is a direct obligation of Acclaim Comics, bears interest, at the borrower's option, at either (i) the higher of the federal funds rate plus one-half of 1% and the lender's prime rate, in each case, plus 125 basis points or (ii) London interbank offered rate plus 250 basis points (8.375% at August 31, 1995), and is collateralized by a first priority lien on substantially all of the assets of Acclaim Comics. The credit agreement and related documents establishing and securing the Loan, as well as the guarantees delivered by the Company, contain customary financial, affirmative and negative covenants, including mandatory prepayments from excess cash flow of Acclaim Comics and from the proceeds of asset sales or sales of equity by the Company and restrictions on the encumbrance of assets and on the declaration or payment of dividends by Acclaim Comics and the Company. During 1995, the Company received a waiver through August 31, 1995 with respect to a financial covenant under the credit agreement. The lender has advised the Company that it intends to amend that covenant so that the Company will be in compliance. However, because the revised covenant is not yet in effect, the Company has reclassified the outstanding balance of the loan as a current liability.

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



                                                           North                                                     Consoli-
                                                          America        Europe         Asia      Eliminations        dated
                                                          -------        ------         ----      ------------       --------
     Year ended August 31, 1995:
     Sales to unaffiliated customers                      $443,893       $95,556       $27,274            ---        $566,723
     Transfers between geographic areas                     11,388           102           ---       $(11,490)            ---
                                                          --------       -------       -------       --------        --------
     Total net revenues                                   $455,281       $95,658       $27,274       $(11,490)       $566,723
                                                          --------       -------       -------       --------        --------
     Earnings from operations                              $51,062       $17,732        $1,872       $    ---         $70,666
                                                          --------       -------       -------       --------        --------
     Identifiable Assets at August 31, 1995               $423,759       $19,259       $10,461       $    ---        $453,479
                                                          --------       -------       -------       --------        --------
     Year ended August 31, 1994:
     Sales to unaffiliated customers                      $384,540       $78,878       $17,338            ---        $480,756
     Transfers between geographic areas                     11,057           333        11,728       $(23,118)            ---
                                                          --------       -------       -------       --------        --------
     Total net revenues                                   $395,597       $79,211       $29,066       $(23,118)       $480,756
                                                          --------       -------       -------       --------        --------
     Earnings from operations                              $63,607        $9,438        $4,425       $    ---         $77,470
                                                          --------       -------       -------       --------        --------
     Identifiable Assets at August 31, 1994               $297,604       $32,982        $5,292       $    ---        $335,878
                                                          --------       -------       -------       --------        --------
     Year ended August 31, 1993:
     Sales to unaffiliated customers                      $209,826       $91,793       $25,472            ---        $327,091
     Transfers between geographic areas                      8,094           ---        33,181       $(41,275)            ---
                                                          --------       -------       -------       --------        --------
     Total net revenues                                   $217,920       $91,793       $58,653       $(41,275)       $327,091
                                                          --------       -------       -------       --------        --------
     Earnings from operations                              $19,295       $20,888        $6,764       $    ---         $46,947
                                                          --------       -------       -------       --------        --------
     Identifiable Assets at August 31, 1993               $166,092       $21,998       $18,681       $    ---        $206,771
                                                          --------       -------       -------       --------        --------

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

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning each of the directors and officers of the Company:


                            Principal
     Name                   Occupation            Age
     ----                   ----------            ---

Gregory E. Fischbach   Co-Chairman of the Board    53
                       and Chief Executive
                       Officer of the Company

James Scoroposki       Co-Chairman of the Board,   47
                       Senior Executive Vice
                       President, Secretary and
                       Treasurer of the Company

Robert Holmes          President, Chief            42
                       Operating Officer and
                       General Manager of
                       the Company

Bernard J. Fischbach   Attorney                    49

Michael Tannen         Chief Executive Officer     55
                       and President of Kinnevik
                       Media Ventures, Inc.

Robert H. Groman       Attorney                    53

James Scibelli         President of Roberts &      45
                       Green, Inc.

Bruce W. Ravenel       Senior Vice President &     45
                       Chief Operating Officer
                       of TCI Technology
                       Ventures, Inc.

Anthony R. Williams    Executive Vice President    37
                       and Chief Financial and
                       Accounting Officer


     Gregory E. Fischbach, a founder of the Company, has been Chief Executive Officer of the Company since its formation and

Co-Chairman of the Board since March 1989. Mr. Fischbach was also President of the Company from its formation to January 1990. From June 1986 until January 1987, he was President of RCA/Ariola International, responsible for the management of its record operations outside the U.S. and in charge of its seventeen operating subsidiaries.

     James Scoroposki, a founder of the Company, has been Senior Executive Vice President since December 1993, Co-Chairman of the Board since March 1989 and Secretary and Treasurer of the Company since its formation. Mr. Scoroposki was also Chief Financial Officer of the Company from April 1988 to May 1990 and Executive Vice President of the Company from formation to November 1993. Since December 1979, he has also been the President and sole shareholder of Jaymar Marketing Inc. ("Jaymar"), a sales representation organization. See "Certain Relationships and Related Transactions."

     Robert Holmes was named President of the Company in January 1990. Mr. Holmes was Senior Vice President from April 1987 to January 1990. He has been General Manager of the Company since April 1987 and Chief Operating Officer since March 1989. From 1983 to 1987, he served in a variety of positions at Activision, Inc., an international home computer and video game software company.

     Bernard J. Fischbach has been engaged in the private practice of law in Los Angeles, California since 1976 with Fischbach, Perlstein, Lieberman & Yanny and its predecessor firms. See "Certain Relationships and Related Transactions."

     Michael Tannen has, since 1988, been the President and Chief Executive Officer of InterVision, Inc., a subsidiary of Millicom Incorporated, a company involved in publishing, television production and home video distribution and sales, and Chief Executive Officer of Kinnevik Media Ventures, Ltd., a media service subsidiary of A.B. Kinnevik, a Swedish conglomerate engaged, among other things, in international satellite television broadcasting, cable television networks and cellular mobile telephone and paging operations.

     Robert H. Groman has, for more than the preceding five years, been a partner in the general practice law firm of Groman, Ross & Tisman, P.C. (and its predecessor firms) located in Long
Island, New York.  See "Certain Relationships and Related
Transactions."

     James Scibelli has, since March 1986, served as president of Roberts & Green, Inc., a New York financial consulting firm offering a variety of financial and investment consulting services. Mr. Scibelli is also a director of Boardwalk Casino, Inc., which owns and operates a hotel and casino, and of B.U.M.

International, Inc., a factory outlet based retailer of contemporary men's, women's and children's casual apparel and accessories.

     Bruce W. Ravenel is Senior Vice President and Chief Operating Officer of TCI Technology Ventures, Inc. ("TCI Technology"), an indirect wholly-owned subsidiary of Tele-Communications, Inc. ("TCI"), and is responsible for operational management of its investment activities, new services and technology development activities. From 1991 to 1994, he served as Senior Vice President of TCI Venture Capital, a division of TCI, and from July 1989 to October 1991, Mr. Ravenel served as Director of Strategic Alliance Management for US WEST, Inc. Mr. Ravenel is a nominee for directorship of United Video Satellite Group, Inc., a company which provides satellite-delivered video, audio, data and program promotion services to multi-channel television systems, satellite dish owners, radio stations and private network users primarily throughout North America.

     Anthony Williams, age 37, was named Executive Vice President and Chief Financial and Accounting Officer of the Company in October 1992. From May 1990 to October 1992, Mr. Williams was Vice President, Finance, and Chief Financial Officer of the Company. Mr. Williams was Director, Finance and Operations, of the Company from April 1988 to May 1990.

     The Board of Directors has an Audit Committee, the members of which are Messrs. Tannen, Groman and Scoroposki. The Audit Committee has such powers as may be assigned to it by the Board of Directors from time to time. It is charged with recommending to the Board of Directors the engagement or discharge of independent public accountants, reviewing the plan and results of the auditing engagement with the officers of the Company, and reviewing with the officers of the Company the scope and nature of the Company's internal accounting controls.

     The Board of Directors also has a Compensation and Stock Option Committee (the "Compensation Committee"), the members of which are Messrs. Tannen and Scibelli. The Compensation Committee has such powers as may be assigned to it by the Board of Directors from time to time. It is charged with determining compensation packages for the Chief Executive Officer and the Senior Executive Vice President of the Company, establishing salaries, bonuses and other compensation for the Company's executive officers and with administering the Company's 1988 Stock Option Plan (the "Plan") and the Company's 1995 Restricted Stock Plan, and recommending to the Board of Directors changes to the Plan.

     Messrs. Gregory E. and Bernard J. Fischbach are brothers.
There is no family relationship among any other directors or executive officers of the Company.

     Mr. Ravenel was elected as a director of the Company in February 1995 in connection with the sale by the Company of 4,348,795 shares of its common stock to TCI GameCo Holdings, Inc. ("TCI Sub"), a wholly-owned subsidiary of TCI, in February 1995. In addition, in February 1995, Messrs. G. Fischbach and Scoroposki entered into a voting agreement with TCI Sub pursuant to which each party agreed to vote all shares beneficially owned by it in favor of those individuals nominated by the Board of

Directors of the Company for election to the Board of Directors at any annual or special meeting of the stockholders of the Company at which directors are to be elected provided that, subject to certain exceptions, such nominees include Messrs. G. Fischbach and Scoroposki (or their designees or successors) and one individual proposed by TCI Sub. There is no other arrangement or understanding pursuant to which any person has been elected as a director or executive officer of the Company. Directors are elected annually by the stockholders and hold office until the next annual meeting and until their respective successors are elected and qualified. The executive officers of the Company are elected annually by the Board of Directors and hold office until their respective successors are elected and qualify.




Item 11.          EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE

         The following table summarizes all plan and non-plan compensation awarded to, earned by or paid to the Company's Chief Executive Officer and its three other executive officers (together, the "Named Executive Officers") who were serving as executive officers during and at the end of the last completed fiscal year ended August 31, 1995 for services rendered in all capacities to the Company for each of the Company's last three fiscal years:


                                                       Annual                                                      All Other
                                                       Compensation          Long Term Compensation                Compensation*
                                            -------------------------------  ----------------------     ----------------------------

                                                                                       Awards
                                                                                       ------
                                                                                      Securities
Name and                                                                              Underlying
Principal                                              Salary        Bonus             Options
Position                                     Year        $             $                  #                            $

--------                                     ----      -------        ------           -----------             -------
Gregory E. Fischbach                        1995      $775,000    $2,775,000           150,000                    $17,000
  Co-Chairman and                           1994       775,000     2,685,000           300,000                     14,500
  Chief Executive Officer                   1993       776,000     1,683,000           150,000                     13,900

James Scoroposki                            1995       500,000     2,350,000           150,000                      4,600
  Co-Chairman, Senior                       1994       483,000     2,685,000           300,000                      4,300
  Executive Vice President,                 1993       483,000     1,683,000           150,000                      4,000
  Treasurer and Secretary

Robert Holmes                               1995       550,000     2,350,000           325,000                      6,000
  President and Chief                       1994       500,000     1,467,000           450,000                      5,400
  Operating Officer                         1993       400,000       841,000           150,000                      5,000

Anthony Williams                            1995       225,000        45,000           140,000                      2,000
  Executive Vice President                  1994       200,000       100,000           200,000                      1,800
  and Chief Financial                       1993       175,000        85,000           100,000                      1,800
  and Accounting Officer
------------------------------------------------
*        Represents  dollar  value of  insurance  premiums  paid by the  Company during the fiscal  year with  respect  to term life  insurance  for the benefit of the Named Executive Officers.

         No restricted stock awards, stock appreciation rights or long-term incentive plan awards (all as defined in the proxy regulations promulgated by the Securities and Exchange Commission) were awarded to, earned by, or paid to the Named Executive Officers during any of the Company's last three fiscal years.








                       OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information with respect to grants of stock options to purchase the Company's common stock, par value $0.02 per share
(the  "Common  Stock"), pursuant to the Plan granted to the Named  Executive
Officers during the fiscal year ended August 31, 1995.



                                                 Individual Grants


                               -------------------------------------------------


                                Number        Percent of                                  Potential
                                  of          Total                                       Realizable Value
                                Securities    Options                                     at Assumed Annual
                                Underlying    Granted to                                  Rates of Stock
                                Options       Employees     Exercise     Expira-          Price Appreciation
                                Granted       in Fiscal     Price        tion             For Option Term
                                                                                          -----------------------------
                                                                                                5%                  10%
Name                               (#)           Year       ($/sh)       Date                  ($)                ($)
----                            ---------     ----------    --------     -------            --------             ------
Gregory E. Fischbach            150,000         7.1%        $13.75       2/28/2005         $1,297,500         $3,286,500

James Scoroposki                150,000         7.1         $13.75       2/28/2005          1,297,500          3,286,500

Robert Holmes (1)               325,000        15.4         $13.75       2/28/2005          2,811,250          7,120,750

Anthony Williams                140,000         6.6         $13.75       2/28/2005          1,211,000          3,067,400

All Stockholders (2)                                                                      730,609,406      1,851,367,915

----------------------
(1) Represents options granted subject to stockholder approval of amendments to the Plan, which amendments are intended to be the subject of a proposal to be included in the Company's Proxy Statement relating to its annual meeting of stockholders to be held in 1996.

(2) These figures were calculated assuming that the price of the 46,008,149 shares of Common Stock issued and outstanding on August 31, 1995 increased from $25.25 per share (the market price of a share of Common Stock on August 31, 1995) at compound rates of 5% and 10% per year for ten years. The purpose of including this information is to indicate the potential realizable value at the assumed annual rates of stock price appreciation for the ten-year option term for all of the Company's stockholders.

                   AGGREGATE OPTION EXERCISES IN LAST FISCAL
                    YEAR AND FISCAL YEAR-END OPTION VALUES

      The following table sets forth information with respect to each exercise of stock options during the fiscal year ended August 31, 1995 by the Named Executive Officers and the value at August 31, 1995 of unexercised stock options held by the Named Executive Officers.


                                                                Number of
                                                                Securities
                                                                Underlying               Value of
                                                                Unexercised              Unexercised
                                                                Options                  In-the-Money
                                                                at Fiscal                Options at
                                                                Year-End                 Fiscal Year-End(1)
                       Shares Acquired       Value                (#)                           ($)
                        on Exercise       Realized      Exercisable/Unexercisable   Exercisable/Unexercisable
Name                          (#)            ($)
----                   ---------------    --------      -------------------------   -------------------------
Gregory Fischbach             -0-           $-0-            1,215,000/300,000          $25,470,939/3,337,500

James Scoroposki              -0-           $-0-            1,350,000/300,000           28,585,939/3,337,500

Robert Holmes(2)              -0-           $-0-            1,083,752/575,000           21,863,774/6,947,500

Anthony Williams              -0-           $-0-              283,166/259,334            5,248,007/3,087,931

--------------------------
(1) Fair market value of securities underlying the options at fiscal year end minus the exercise price of the options.

(2) Includes options to purchase 325,000 shares granted subject to stockholder approval of an amendment to the Plan.


Directors' Compensation

         Directors who are not also employees of the Company receive a $10,000 annual fee, reimbursement of expenses for attending meetings of the Board and generally receive an annual grant of options to purchase 18,750 shares under the Plan. See "Certain
Relationships and Related Transactions."

Employment Contracts, Termination of Employment and
Change-in-Control Arrangements

         The Company has employment agreements with each of Gregory Fischbach and James Scoroposki, providing for Mr. G. Fischbach's employment as Chief Executive Officer and for Mr. Scoroposki's employment as Senior Executive Vice President, Secretary and
Treasurer, for terms expiring in August 1999.

         The agreements with Messrs. G. Fischbach and Scoroposki provide for annual base salaries of $775,000 and $500,000, respectively, for the term of the agreements. In addition, each of the agreements provides for annual bonus payments to Mr. Fischbach in an amount equal to 3.25% of the Company's net pre-tax profits for each fiscal year and to Mr. Scoroposki in an amount equal to 2.75% of the Company's net pre-tax profits for each fiscal year. The agreement with Mr. Scoroposki specifically allows him to devote that amount of his business time to the business of certain sales representative organizations controlled by him as does not interfere with the services to be rendered by him to the Company. The sales representative organizations under his control have officers and employees who oversee the operations of such organizations. Mr. Scoroposki attends board meetings of such companies but has no active involvement in their day to day operations. Under the agreements, the Company provides each of Messrs. G. Fischbach and Scoroposki with $2 million term life insurance and disability insurance.

         If the employment agreement of either of Messrs. G. Fischbach or Scoroposki is terminated within one year after occurrence of a change in control of the Company (other than a termination for cause) or if either of Messrs. G. Fischbach or Scoroposki terminates his employment agreement upon the occurrence of both a change in control of the Company and a change in the circumstances of his employment, he would be entitled to receive severance benefits in an amount equal to the total of (i) three years' base salary and (ii) three times the largest bonus paid to him for the three fiscal years immediately preceding any such termination of his employment.

         The Company has an agreement in principle with Mr. Holmes for his employment as President and Chief Operating Officer, which provides for a current annual base salary of $550,000. The term of the agreement expires on August 31, 1999. The agreement guarantees Mr. Holmes a 10% annual increase in his base salary for the term of the agreement. In addition, the agreement provides for annual bonus payments equal to 2.75% of the Company's net pre-tax profits for each fiscal year. The Company provides Mr. Holmes with a $2 million term life insurance policy and disability insurance.

         Under the agreement with Mr. Holmes, if his employment is terminated within one year after occurrence of a change in control of the Company (other than a termination for cause) or if he terminates his agreement upon the occurrence of both a change in control of the Company and a change in the circumstances of his employment, he would be entitled to receive severance benefits in an amount equal to the total of (i) three years' base salary and
(ii) three times the largest bonus paid to him for the three fiscal years immediately preceding any such termination of his employment.

         The Company also has an agreement in principle with Mr. Williams for his employment as Executive Vice President and Chief Financial and Accounting Officer, which provides for a current annual base salary of $225,000. The agreement expires in August 1999. Mr. Williams is also entitled to a bonus, in an amount to be determined at the discretion of the Board of Directors, if the Company achieves certain financial performance objectives. The Company provides Mr. Williams with a $1 million term life insurance policy and disability insurance. If Mr. Williams' employment is terminated within one year after occurrence of a change in control of the Company (other than a termination for cause) or if he terminates his agreement upon the occurrence of both a change in control of the Company and a change in the circumstances of his employment, he would be entitled to receive severance benefits in an amount equal to the total of (i) one year's base salary and (ii) two times the bonus paid to him for the fiscal year immediately preceding any such termination of his employment.

         Each of the agreements with Messrs. G. Fischbach, Scoroposki, Holmes and Williams provides that, in the event of a change in control of the Company, all options theretofore granted to each of them shall vest and become immediately exercisable and the Company has agreed to indemnify each of them against any excise taxes imposed on such executive by section 4999(a) of the Internal Revenue Code of 1986, as amended (including all applicable taxes on such indemnification payment).

         Each of the agreements with Messrs. G. Fischbach, Scoroposki, Holmes and Williams prohibits disclosure of proprietary and confidential information regarding the Company and its business to anyone outside the Company both during and subsequent to employment. In addition, the employees agree, for the duration of their employment with the Company and for one year thereafter, not to engage in any competitive business activity, nor to persuade or attempt to persuade any customer, software developer, licensor, employee or other party with whom the Company has a business relationship to sever its ties with the Company or reduce the extent of its relationship with the Company.

         In addition, at the end of their respective terms, if the agreements with each of Messrs. G. Fischbach, Scoroposki, Holmes and Williams are not renewed on substantially similar terms, the employee would be entitled to receive severance benefits in an amount equal to the total cash compensation paid to him during the 12-month period immediately preceding such termination of his employment.

Benefit Plans




         The Company does not have a pension plan. For information with respect to options granted to executive officers of the

Company under the Company's 1988 Stock Option Plan, see page 44.


Compliance with reporting requirements

         The Company believes that, during the fiscal year ended August 31, 1995, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") applicable to its officers, directors and greater than ten percent beneficial owners were complied with on a timely basis.

Compensation Committee Interlocks and Insider Participation

         The members of the Compensation Committee are Michael Tannen and James Scibelli, who are intended to be "disinterested persons" within the meaning of Rule 16b-3(c)(2)(i) promulgated under the Exchange Act and "outside directors" within the contemplation of section 162(m)(4)(C)(i) of the Internal Revenue Code of 1986, as amended.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth certain information as of December 26, 1995 (except as otherwise indicated) with respect to the number of shares of Common Stock beneficially owned by each person who is known to the Company to beneficially own more than 5% of the Common Stock, the number of shares of Common Stock beneficially owned by each director of the Company and each executive officer of the Company, and the number of shares of Common Stock beneficially owned by all executive officers and directors of the Company as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder.

                                                                                           Percent of
                                               Amount and Nature of                        Common Stock
Name and Address                               Beneficial Ownership (1)                    Outstanding
----------------                               ------------------------                    ----------------
Gregory E. Fischbach (2)(3)                            7,348,151                                 14.1%
   One Acclaim Plaza
   Glen Cove, NY 11542

James Scoroposki (3)(4)                                6,742,451                                 13.0
   One Acclaim Plaza
   Glen Cove, NY 11542

TCI GameCo Holdings, Inc. (3)                          4,348,795                                  8.8
   Terrace Tower II
   5619 DTC Parkway
   Englewood, CO 80111

Merrill Lynch & Co., Inc. (5)                          5,714,943                                 14.4
   World Financial Center

   North Tower
   250 Vesey Street
   New York, NY 10281

The Capital Group Companies,                           2,830,000                                  7.2
     Inc. (6)
   333 South Hope Street
   Los Angeles, CA 90071

FMR Corp. (7)                                          4,504,000                                 10.0
   82 Devonshire Street
   Boston, MA 02109

Robert Holmes (8)                                      1,425,877                                  2.8
   One Acclaim Plaza
   Glen Cove, NY 11542

Bernard J. Fischbach (9)                                  268,776                                  *
   1925 Century Park East
   Suite 1260
   Los Angeles, CA 90067

Robert H. Groman (10)                                      62,500                                  *
   196 Peachtree Lane
   Roslyn Heights, NY 11577

Michael Tannen (10)                                        57,375                                  *
   90 Riverside Drive, #5B
   New York, NY 10024

James Scibelli (11)                                        13,250                                  *
   2936 Bay Drive
   Merrick, NY 11566

Bruce W. Ravenel (12)                                       1,000                                  *
   5619 DTC Parkway
   Englewood, CO 80111

Anthony R. Williams (13)                                  303,166                                  *
   One Acclaim Plaza
   Glen Cove, NY 11542

All executive officers and                             15,873,718                                21.2
  directors as a group
  (9 persons) (14)


     -------------------
     *   Less than 1% of class.
     (1) Includes shares issuable upon exercise of options or warrants which are exercisable within the next 60 days.
     (2) Includes 2,527,500 shares issuable upon exercise of warrants and options, 36,276 shares held as co-trustee of trusts for the benefit of Mr. Scoroposki's children and 156,276 shares settled by Mr. G. Fischbach in trust for the benefit of his children. Each of Mr. G. Fischbach and Mr. Scoroposki has agreed to vote, or cause to be voted, all shares of Common Stock beneficially owned by him in the manner in which all shares of Common Stock beneficially owned by the other are voted on all matters presented to a vote of stockholders at any annual or special meeting of the Company's stockholders.
     (3) Messrs. G. Fischbach and Scoroposki and TCI GameCo Holdings, Inc. ("TCI Sub"), an indirect wholly owned subsidiary of TCI, have entered into a voting agreement pursuant to which they have agreed to vote all shares beneficially owned by each of them in favor of those individuals nominated by the Board of Directors of the Company for election to the Board of Directors at any annual or special meeting of the stockholders of the Company at which directors are being elected provided that, subject to certain exceptions, such nominees include Messrs. G. Fischbach and Scoroposki (or their designees or successors) and one individual proposed by TCI Sub.
     (4) Includes 2,602,500 shares issuable upon exercise of warrants and options, 156,276 shares held as co-trustee of trusts for the benefit of Mr. G. Fischbach's children and 36,276 shares settled by Mr. Scoroposki in trust for agreed to vote, or cause to be voted, all shares of Common Stock beneficially owned by him in the manner in which all shares of Common Stock beneficially owned by the other are voted on all matters presented to a vote of stockholders at any annual or special meeting of the Company's stockholders.

     (5) Information in respect of the beneficial ownership of Merrill Lynch & Co., Inc. ("ML&Co.") has been derived from Amendment No. 1 to its
         Schedule 13-G, dated February 10, 1995, filed on its behalf and on behalf of Merrill Lynch Group, Inc. ("ML Group"), Princeton Services, Inc. ("PSI"), Merrill Lynch Asset Management, L.P. d/b/a/ Merrill
         Lynch Asset Management ("MLAM") and Merrill Lynch Technology Fund,
         Inc. ("MLTF") with the Securities and Exchange Commission (the "Commission"). Based solely on such Amendment No. 1 to Schedule 13-G, ML&Co., ML Group and PSI are parent holding companies, MLAM is a registered investment adviser and MLTF is a registered investment company (for which MLAM acts as investment adviser), which has an interest that relates to greater than 5% of the Common Stock.
     (6) Information in respect of the beneficial ownership of The Capital Group Companies, Inc. has been derived from its Schedule 13-G, dated
         February 6, 1995, filed on its behalf and on behalf of Capital
         Research and Management Company ("CRMC"). The Company has been advised that (a) CRMC is a registered investment adviser and an operating subsidiary of The Capital Group Companies, Inc., (b) at December 31, 1994, CRMC exercised investment discretion with respect to 2,830,000 shares of Common Stock, which were owned by various institutional investors and (c) CRMC has no power to direct the vote of such shares.
     (7) Information in respect of the beneficial ownership of FMR Corp. has been derived from its Schedule 13-G, dated August 7, 1995, filed on its behalf and on behalf of Edward C. Johnson 3d, Fidelity Management
         & Research Company ("FMRC") and Fidelity Management Fund ("FMF").
         Based solely on such Schedule 13-G, FMRC, a wholly-owned subsidiary of FMR Corp. and a registered investment adviser, is the beneficial owner of the shares of Common Stock as a result of acting as investment adviser to several registered investment companies and FMF's ownership of the Common Stock amounted to 4,484,000 shares.
     (8) Includes 1,083,752 shares issuable upon exercise of options.
     (9) Represents 112,500 shares issuable upon exercise of options and 156,276 shares held as co-trustee of trusts for the benefit of Mr. G. Fischbach's children.
    (10) Represents shares issuable upon exercise of options.
    (11) Includes 6,250 shares issuable upon exercise of options.
    (12) Does not include 4,348,795 shares held by TCI Sub. Mr. Ravenel is an executive officer of TCI Technology, a subsidiary of TCI and an affiliate of TCI Sub.
    (13) Includes 283,166 shares issuable upon exercise of options.
    (14) Includes 6,735,543 shares issuable upon exercise of warrants and options.



Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. James Scoroposki, an officer, director and principal stockholder of the Company, is the sole stockholder, a director and president of a sales representative organization selling interactive entertainment software and a 50% stockholder, a director and executive vice president of another sales representative organization selling interactive entertainment software. Such sales representative organizations act as sales representatives for the Company, receive commissions from the Company with respect to interactive entertainment software sold by them and will continue to do so during the fiscal year ending August 31, 1996. For the fiscal year ended August 31, 1995, the commissions paid by the Company to these sales representative organizations amounted to approximately $2,249,000. The agreements between the Company and these sales representatives are on terms that are at least as favorable to the Company as could have been obtained from unaffiliated third parties. In addition to representing the Company's products, these companies also represent competitors of the Company who distribute interactive entertainment software, and derive most of their revenue from representing companies other than the Company.

         Mr. Scoroposki is also the sole shareholder of The Crescent Club, which provides restaurant services and related entertainment and meeting facilities to the Company and will continue to do so for the fiscal year ending August 31, 1996. For the fiscal year ended August 31, 1995, payments made by the Company to The Crescent Club amounted to approximately $98,000.

         The firm of Fischbach, Perlstein, Liebermann & Yanny, of which Bernard
J. Fischbach is a partner, performs legal services for the Company and will continue to do so for the fiscal year ending August 31, 1996. Payments made by the Company for said services amounted to approximately $1,203,000 for the fiscal year ended August 31, 1995.

         The firm of Groman, Ross & Tisman, P.C. of which Robert H. Groman is a partner, also performs legal services for the Company and will continue to do so for the fiscal year ending August 31, 1996. Payments made by the Company for said services amounted to approximately $380,000 for the fiscal year ended August 31, 1995.

                                                    SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment on Form 10-K/A to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ACCLAIM ENTERTAINMENT, INC.



                                      By        /s/ Anthony R. Williams
                                         ---------------------------------------
                                         Name:   Anthony R. Williams
                                         Title:  Executive
                                                 Vice President

Date:  December 28, 1995