Form 10-Q
period 1995-11-30
ACCLAIM ENTERTAINMENT INC
filed 1996-01-16
CIK 804888

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

          (MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1995

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As at January 12, 1996, approximately 49,950,000 shares of the common stock, par value $0.02 per share, of the registrant were outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN 000S, EXCEPT PER SHARE DATA)

                                                     NOVEMBER 30,    AUGUST 31,
                                                         1995           1995
                                                     ------------    ----------
                      ASSETS
Current assets:
  Cash............................................     $ 29,534       $  44,749
  Marketable securities...........................       26,869          26,503
  Accounts receivable--net........................      161,924         179,311
  Inventories.....................................       34,086          16,015
  Prepaid expenses................................       42,523          41,083
  Other current assets............................       18,887          18,825
                                                     ------------    ----------
Total current assets..............................      313,823         326,486
                                                     ------------    ----------
Other Assets:
  Fixed assets--net...............................       38,551          33,970
  Excess of cost over net assets acquired--net of
     accumulated
     amortization of $10,006 and $9,091,
     respectively.................................       58,922          59,837
  Other assets....................................       24,878          33,186
                                                     ------------    ----------
Total assets......................................     $436,174       $ 453,479
                                                     ------------    ----------
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable..........................     $ 36,440       $  49,072
  Short-term borrowings...........................        2,559           4,233
  Accrued expenses................................       43,245          47,017
  Income taxes payable............................          864             180
  Current portion of long-term debt...............       23,696          25,196
  Obligation under capital leases--current........          283             333
                                                     ------------    ----------
Total current liabilities.........................      107,087         126,031
                                                     ------------    ----------
Long-term liabilities:
  Obligation under capital leases--noncurrent.....          555             408
  Other long-term liabilities.....................           12              53
                                                     ------------    ----------

Total liabilities.................................      107,654         126,492
                                                     ------------    ----------
Minority interest.................................        1,560           1,628
Commitments and Contingencies.....................           --              --
Stockholders' Equity:
  Preferred stock, $0.01 par value; 1,000 shares
     authorized; None issued......................           --              --
  Common stock, $0.02 par value; 100,000 and
     50,000 shares authorized, respectively;
     49,850 and 46,281 shares issued and
     outstanding, respectively....................          997             926
Additional paid in capital........................      172,426         168,785
Retained earnings.................................      151,321         153,141
Treasury stock....................................         (807)           (807)
Unrealized gain on available for sale
  securities......................................        2,716           2,503
Foreign currency translation adjustment...........          307             811
                                                     ------------    ----------
Total stockholders' equity........................      326,960         325,359
                                                     ------------    ----------
Total liabilities and stockholders' equity........     $436,174       $ 453,479
                                                     ------------    ----------
                                                     ------------    ----------

                 See note to consolidated financial statements.

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED EARNINGS
                        (IN 000S, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED
                                                         NOVEMBER 30,
                                                     --------------------
                                                       1995        1994
                                                     --------    --------
Net revenues......................................   $134,447    $164,304
Cost of revenues..................................     75,863      77,665
                                                     --------    --------
Gross profit......................................     58,584      86,639
                                                     --------    --------

                OPERATING EXPENSES
Selling, advertising, general and administrative
  expenses........................................     52,583      56,719
Operating interest................................      1,032         885
Depreciation and amortization.....................      3,497       1,599

                                                     --------    --------
Total operating expenses..........................     57,112      59,203
                                                     --------    --------
Earnings from operations..........................      1,472      27,436
                                                     --------    --------

              OTHER INCOME (EXPENSE)
Interest income...................................        831         434
Interest expense..................................       (592)       (830)
Other (expense) income............................       (836)        226
                                                     --------    --------
Earnings before income taxes......................        875      27,266
Provision for income taxes........................        350      11,308
                                                     --------    --------
Net earnings before minority Interest.............        525      15,958
                                                     --------    --------
Minority Interest.................................        (70)         --
                                                     --------    --------
Net Earnings......................................   $    595    $ 15,958
                                                     --------    --------
Net earnings per common and common equivalent
  share...........................................   $   0.01    $   0.34
                                                     --------    --------
Weighted average number of common and common
  equivalent shares outstanding...................     56,640      47,497
                                                     --------    --------

                 See note to consolidated financial statements.
                                       2

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                        (IN 000S, EXCEPT PER SHARE DATA)

                                                    PREFERRED STOCK
                                                          (1)          COMMON STOCK
                                                    ---------------   ---------------
                                                        ISSUED            ISSUED         ADDITIONAL
                                                    ---------------   ---------------     PAID-IN     RETAINED   TREASURY
                                                    SHARES   AMOUNT   SHARES   AMOUNT     CAPITAL     EARNINGS    STOCK
                                                    ------   ------   ------   ------    ----------   --------   --------
Balance August 31, 1993...........................      --      --    37,259    $745      $  38,377   $ 61,516    $ (807)
                                                    ------   ------   ------   ------    ----------   --------   --------
  Net Earnings....................................      --      --        --      --             --     45,055        --
  Issuances.......................................      --      --       971      19         14,981         --        --
  Exercise of Stock Options.......................      --      --     1,118      23          7,435         --        --
  Tax Benefit from Exercise of Stock Options......      --      --        --      --          8,453         --        --
  Foreign Currency Translation Gain...............      --      --        --      --             --         --        --
                                                    ------   ------   ------   ------    ----------   --------   --------

Balance August 31, 1994...........................      --      --    39,348     787         69,246    106,571      (807)
                                                    ------   ------   ------   ------    ----------   --------   --------
  Net Earnings....................................      --      --        --      --             --     44,770        --
  Issuances.......................................      --      --     5,182     104         83,659         --        --
  Exercise of Stock Options.......................      --      --       628      13          4,170         --        --
  Pooling of Interests with Lazer-Tron............      --      --     1,123      22         10,609      1,800        --
  Tax Benefit from Exercise of Stock Options......      --      --        --      --          1,101         --        --
  Foreign Currency Translation Gain...............      --      --        --      --             --         --        --
  Unrealized Gain on Marketable Securities........      --      --        --      --             --         --        --
                                                    ------   ------   ------   ------    ----------   --------   --------
Balance August 31, 1995...........................      --      --    46,281     926        168,785    153,141      (807)
                                                    ------   ------   ------   ------    ----------   --------   --------
  Net Earnings....................................      --      --        --      --             --        595        --
  Exercise of Stock Options and Warrants..........      --      --       359       7          3,196         --        --
  Pooling of Interests with Sculptured and
     Probe........................................      --      --     3,210      64            (64)    (2,415)       --
  Tax Benefit from Exercise of Stock Options......      --      --        --      --            509         --        --
  Foreign Currency Translation Loss...............      --      --        --      --             --         --        --
  Unrealized Gain on Marketable Securities........      --      --        --      --             --         --        --
                                                    ------   ------   ------   ------    ----------   --------   --------
Balance November 30, 1995.........................      --      --    49,850    $997      $ 172,426   $151,321    $ (807)
                                                    ------   ------   ------   ------    ----------   --------   --------


                                                    UNREALIZED    FOREIGN
                                                     GAIN ON      CURRENCY
                                                    MARKETABLE   TRANSLATION
                                                    SECURITIES   ADJUSTMENT    TOTAL
                                                    ----------   ----------   --------
Balance August 31, 1993...........................        --      $ (2,964)   $ 96,867
                                                    ----------   ----------   --------
  Net Earnings....................................        --            --      45,055
  Issuances.......................................        --            --      15,000
  Exercise of Stock Options.......................        --            --       7,458
  Tax Benefit from Exercise of Stock Options......        --            --       8,453
  Foreign Currency Translation Gain...............        --         2,410       2,410
                                                    ----------   ----------   --------
Balance August 31, 1994...........................        --          (554)    175,243
                                                    ----------   ----------   --------
  Net Earnings....................................        --            --      44,770
  Issuances.......................................        --            --      83,763
  Exercise of Stock Options.......................        --            --       4,183
  Pooling of Interests with Lazer-Tron............        --            --      12,431
  Tax Benefit from Exercise of Stock Options......        --            --       1,101
  Foreign Currency Translation Gain...............        --         1,365       1,365
  Unrealized Gain on Marketable Securities........    $2,503            --       2,503
                                                    ----------   ----------   --------
Balance August 31, 1995...........................     2,503           811     325,359
                                                    ----------   ----------   --------
  Net Earnings....................................        --            --         595
  Exercise of Stock Options and Warrants..........        --            --       3,203
  Pooling of Interests with Sculptured and

     Probe........................................        --            --      (2,415)
  Tax Benefit from Exercise of Stock Options......        --            --         509
  Foreign Currency Translation Loss...............        --          (504)       (504)
  Unrealized Gain on Marketable Securities........       213            --         213
                                                    ----------   ----------   --------
Balance November 30, 1995.........................    $2,716      $    307    $326,960
                                                    ----------   ----------   --------

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

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (IN 000S, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED
                                                         NOVEMBER 30,
                                                     --------------------
                                                       1995        1994
                                                     --------    --------
Cash flows provided by (used in) operating
  activities:
  Cash received from customers....................   $155,663    $180,165
  Cash paid to suppliers and employees............   (178,742)   (180,048)
  Interest received...............................        831         434
  Interest paid...................................     (1,624)     (1,715)
  Income taxes (paid) refunded....................        375      (2,166)
                                                     --------    --------
Net cash (used in) operating activities...........    (23,497)     (3,330)
                                                     --------    --------
Cash flows provided by (used in) investing
  activities:
  Acquisition of subsidiaries, net................      7,161       7,255
  Sale of marketable securities...................         --         305
  Acquisition of fixed assets, excluding capital
     leases.......................................     (5,373)     (4,215)
  Disposal of fixed assets........................         59         263
  Acquisition of other assets.....................      7,131      (4,686)
                                                     --------    --------
Net cash provided by (used in) investing
  activities......................................      8,978      (1,078)
                                                     --------    --------

Cash flows provided by (used in) financing
  activities:
  Proceeds from short-term borrowings.............        128       3,749
  Repayment of short-term borrowings..............     (2,153)     (1,295)
  Payment of mortgage.............................         --         (22)
  Exercise of stock options and warrants..........      3,202         582
  Payment of obligation under capital leases......        (53)        (62)
  Issuance of common stock........................         --         871
  Payment of long-term debt.......................     (1,539)         --
                                                     --------    --------
Net cash (used in) provided by financing
  activities......................................       (415)      3,823
                                                     --------    --------
Effect of exchange rate changes on cash...........       (281)        496
                                                     --------    --------
Net (decrease) in cash............................    (15,215)        (89)
Cash at beginning of period.......................     44,749      34,676
                                                     --------    --------
Cash at end of period.............................   $ 29,534    $ 34,587
                                                     --------    --------
                                                     --------    --------

                 See note to consolidated financial statements.
                                       4

                          ACCLAIM ENTERTAINMENT, INC.
                         AND SUBSIDIARIES--(CONTINUED)

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (IN 000S, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED
                                                         NOVEMBER 30,
                                                     --------------------
                                                       1995        1994
                                                     --------    --------
Reconciliation of net earnings to net cash
  provided by (used in) operating activities:
  Net Earnings....................................   $    595    $ 15,958
                                                     --------    --------
     Adjustments to reconcile net earnings to net
      cash provided by (used in) operating
      activities:
       Depreciation and amortization..............      3,497       1,599
       Increase (decrease) in allowance for
        returns and discounts.....................      2,895      (1,507)
       Deferred income taxes......................       (151)        783
       Loss on investment in marketable
        securities................................         --         154
       Minority interest in net earnings of

        consolidated subsidiary...................        (70)         --
       Other non-cash charges.....................        669          --
     Change in assets and liabilities:
       Decrease in accounts receivable............     14,327       9,044
       (Increase) in inventories..................    (18,104)     (1,449)
       (Increase) in prepaid expenses.............     (3,237)     (6,278)
       (Increase) decrease in other current
        assets....................................       (276)        859
       (Increase) in advance payment to
        suppliers.................................         --        (160)
       (Decrease) in trade accounts payable.......    (13,420)    (31,225)
       (Decrease) increase in accrued expenses....    (10,948)      1,391
       Increase in income taxes payable...........        726       7,501
                                                     --------    --------
       Total adjustments..........................    (24,092)    (19,288)
                                                     --------    --------
Net cash (used in) operating activities...........   $(23,497)   $ (3,330)
                                                     --------    --------
                                                     --------    --------

Supplemental schedule of noncash investing and financing activities:

     In fiscal 1995, the Company purchased all of the capital stock of Iguana Entertainment, Inc. for $5,513, net of cash received. In connection with the acquisition, liabilities assumed were as follows:

Fair value of assets acquired.....................   $ 9,179
Cash paid for the capital stock...................    (5,513)
                                                     -------
Liabilities assumed...............................   $ 3,666
                                                     -------

     In fiscal 1995, the Company issued 4,349 shares of its common stock, valued at $71,472, in exchange for 3,403 shares of Tele-Communications, Inc. Class A common stock.

                 See note to consolidated financial statements.
                                       5

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

INTERIM PERIOD REPORTING

     The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results of the unaudited periods.

     Consolidated earnings for the three months ended November 30, 1994 were restated to reflect the acquisition of Lazer-Tron Corporation on August 30, 1995, which was accounted for as a pooling of interests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Acclaim Entertainment, Inc. ('Acclaim'), together with its subsidiaries (Acclaim and its subsidiaries are collectively hereinafter referred to as the 'Company'), is a mass market entertainment company whose principal business to date has been as a leading publisher of interactive entertainment software ('Software') for use with interactive entertainment hardware platforms. The Company also engages in (i) the development and publication of comic books, which commenced in July 1994 through the acquisition of Acclaim Comics, Inc. ('Acclaim Comics'), formerly Voyager Communications, Inc., (ii) the distribution of Software for affiliated labels, which commenced in the first quarter of fiscal 1995, (iii) the marketing of its motion capture technology and studio services, which commenced in the first quarter of fiscal 1995 and (iv) the distribution of coin-operated, location-based ticket redemption games, which commenced in August 1995 through the acquisition of Lazer-Tron Corporation ('Lazer-Tron'). The Company plans to engage in the distribution of coin-operated video arcade games, commencing in the spring of 1996, and the electronic distribution of Software through the partnership (the 'Joint Venture') established in October 1994 between a subsidiary of Acclaim and a subsidiary of Tele-Communications, Inc. ('TCI'), commencing not earlier than fiscal 1997.

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


     The interactive entertainment industry is currently undergoing, and management anticipates that in both the short-and long-term future it will continue to undergo, significant changes due, in large part, to (i) the introduction of the next generation of Entertainment Platforms incorporating 32- and 64-bit processors, (ii) the success of personal computer/compact disk/multimedia hardware systems ('Multimedia/PC Systems'), (iii) the development of remote and electronic delivery systems and (iv) the entry and participation of new companies in the industry. The new hardware platforms are equipped with read-only memory ('ROM') cartridges, compact disk ('CD') and/or other technologies as the dominant software storage device.

     Sega and Sony Corporation ('Sony') launched 32-bit CD-based systems in Japan in November 1994. Sega shipped limited quantities of its Saturn system in the United States commencing in May 1995 and Sony released its PlayStation(Trademark) system in the United States in September 1995. In fiscal 1995, the Company commenced the development and sale of Software for Sega's Saturn system and for Sony's PlayStation(Trademark). Nintendo has announced plans to release Ultra 64, its new 64-bit ROM cartridge-based system, in Japan in the spring of 1996 and Matsushita has announced plans to release M2, the 64-bit CD-based hardware system licensed by it from The 3DO Company ('3DO') by the end of 1996. In 1993, Sega introduced the Sega CD, a CD player which consists of an attachment for its 16-bit Genesis system. Additional CD platforms, including personal computer systems for which Software products are published, are currently marketed by Philips, Commodore, Apple, IBM, IBM-compatible manufacturers and 3DO. Atari launched Jaguar, its 64-bit cartridge-based system, in November 1993 and Sega launched 32X, its 32-bit cartridge-based attachment for its 16-bit Genesis system, in November 1994. The Company developed and sold Software for Sega's CD system during fiscal 1994 and 1995 and for Sega's 32X system during fiscal 1995.

     The Company believes that sales of new 16-bit hardware systems peaked in calendar 1993, have decreased substantially since that time and will continue to do so, and that 16-bit Software sales peaked in calendar 1994 (the year following the peak year for hardware sales).

     The Company believes that hardware incorporating 32- and 64-bit processors, including Multimedia/PC Systems, will become the dominant hardware platforms in the interactive entertainment industry over the next few years. The Company believes that Sega's Saturn and Sony's PlayStation(Trademark) have both achieved commercial success in Japan and, based on preliminary sales information, that the limited quantities of the PlayStation(Trademark) shipped to date have achieved high retail sell-through in the United States. However, there can be no assurance that either of these platforms or any of the other newly introduced or announced platforms will achieve commercial success similar to that of the SNES or Genesis systems or the timing and impact of such success, if achieved, on the industry.

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

     Based on the decline of the 16-bit hardware market and the related slowdown in retail sell-through of 16-bit Software published by the Company as well as on an industry-wide basis, management believes that, in order to reduce inventory levels, certain retailers have reduced purchases of the Company's 16-bit Software as compared to prior fiscal quarters and that these and other retailers will continue to reduce purchases of the Company's 16-bit Software over the next several fiscal quarters. Management believes that such reduction in retail purchasing has resulted in a decline in the Company's revenues as discussed below. The slow down in retail sell-through of 16-bit Software has caused and could continue to cause increased retail inventories which, in turn, caused and could continue to cause the Company to liquidate excess inventory levels at retail by offering price protection and other concessions to its customers in future periods. As the transition to the next generation of Entertainment Platforms continues and as new Entertainment Platforms and Multimedia/PC Systems achieve market acceptance, management believes that the risk of returns of the Company's 16-bit Software titles has increased and will continue to increase. No assurance can be given that future price protection, returns and other similar concessions will not exceed the Companys reserves for such concessions and, if so exceeded, the Companys results of operations and financial condition will be materially adversely affected. In addition, the Company has incurred and expects to continue to incur higher marketing expenses, which higher expenses are anticipated to affect adversely the Company's profitability.

     As a result of the Company's acquisitions of three software development companies in 1995 (two of which acquisitions were completed in the fiscal quarter ended November 30, 1995), the Company's fixed costs relating to the development of Software were higher in the first quarter of fiscal 1996 and will continue to be higher in fiscal 1996 as compared to prior periods. However, this increase in research and development expenses will be offset in part by reduced royalties payable to developers, a variable cost which was included in selling, advertising, general and administrative expenses in prior periods. In addition, to the extent the Company incurs
development costs related to a particular Software title in any period in which that Software title is not shipped, the Company's general and administrative expenses in such period will be materially higher as compared to its historical rate and the Company's profitability will be materially adversely affected. The Company has also incurred and expects to continue to incur increased research and development as well as general and administrative expenses in connection with the start-up of its coin-operated video arcade operations. If the Company is not successful in generating revenues from these new businesses, its profitability will be adversely affected.

     The release of individual 'hit' Software products or families of products can significantly affect revenues. Historically, 'hit' products or families of products have accounted for significant portions of the Company's gross revenues during particular periods. In the quarter ended November 30, 1994, the Mortal Kombat II family of titles accounted for a significant portion of gross revenues and each of the WWF Raw and Maximum Carnage families of titles accounted for a material portion of the Company's revenues. In the quarter ended November 30, 1995, WWF Arcade and Quarterback Club '96 accounted for a material portion of the Company's gross revenues.

     The timing of the release of Software products can cause quarterly revenue and earnings fluctuations. A significant portion of the Company's revenues in any quarter are generally derived from Software products or families of products first shipped in that quarter. Product development schedules are difficult to predict due, in large part, to the difficulty of scheduling accurately the creative process and, with respect to Software for new hardware platforms, the use of new development tools and the learning process associated with development for new technologies, including the Company's own motion capture and related technologies. As the industry trend toward more sophisticated Entertainment Platforms and Multimedia/PC Systems continues, the related Software products frequently include more original, creative content and are more complex to develop and, accordingly, cause additional development and scheduling risk. As a result, the Company's quarterly results of operations are difficult to predict and the failure to meet product development schedules or even minor delays in product deliveries could cause a shortfall in shipments in any given quarter (such as, for example, the 32-bit software versions of Quarterback Club '96 which, management had anticipated shipping, but which were not actually shipped, in the first quarter of fiscal 1996), which could cause the results of operations and net income for such quarter to fall significantly below anticipated levels.

     Retail sales for pre-Christmas and Christmas 1995 generally fell short of the Company's expectations. Additionally, sales of the Company's Software continued to be adversely impacted during the quarter ended November 30, 1995 due to the continuing decline of the market for Software for 16-bit Entertainment Platforms and the related transition to Multimedia/PC Systems and the next generation of Entertainment Platforms. Management believes that the market for Software for 16-bit Entertainment Platforms supported fewer 'hit' and higher-priced titles during the period. The Company did not release as many

'hit' Software products during the quarter ended November 30, 1995 as it had in comparable periods in the past. In addition, the Company was forced to offer concessions (such as returns and allowances) to its retailers in order to manage inventory levels. As a result of the foregoing, the Company's revenues in the first quarter of fiscal 1996 were materially lower than the comparable quarter in fiscal 1995 which, in turn, adversely affected the Company's profitability. Management anticipates that its revenues and profitability during the second quarter of fiscal 1996 will be materially lower than the comparable period in fiscal 1995 and that the Company's results of operations and profitability during fiscal 1996 will be lower than in fiscal 1995.

     The Company's ability to generate sales growth and increase profitability in the long-term future will be dependent in large part on (i) the Company's ability to identify, develop and publish 'hit' Software titles for the hardware platforms that are established in the mass market, (ii) the growth of the interactive entertainment Software market and (iii) the Company's ability to develop and generate revenues from its other entertainment operations.

RESULTS OF OPERATIONS

     The following table sets forth certain statements of consolidated earnings data as a percentage of net revenues for the periods indicated:

                                                      THREE MONTHS ENDED
                                                         NOVEMBER 30,
                                           ----------------------------------------
                                                  1995                  1994
                                           ------------------    ------------------
Domestic revenues.......................           69.3%                 70.0%
Foreign revenues........................           30.7                  30.0
                                                 ------                ------
  Net revenues..........................          100.0                 100.0
Cost of revenues........................           56.4                  47.3
                                                 ------                ------
  Gross profit..........................           43.6                  52.7
Selling, advertising, general and
  administrative expenses...............           39.1%                 34.5%
Operating interest......................            0.8                   0.5
Depreciation and amortization...........            2.6                   1.0
                                                 ------                ------
  Total operating expenses..............           42.5                  36.0
Earnings from operations................            1.1                  16.7
Earnings before income taxes............            0.7                  16.6
Net earnings............................            0.4                   9.7
                                                 ------                ------
                                                 ------                ------


NET REVENUES

     The decrease in the Company's net revenues from $164.3 million for the quarter ended November 30, 1994 to $134.4 million for the quarter ended November 30, 1995 was predominantly due to reduced unit sales of 16-bit Software and also increased returns and allowances attributable to lower than anticipated retail sales during the pre-Christmas season.

     The Company is substantially dependent on Sony, Sega and Nintendo as the sole manufacturers of the hardware platforms marketed by them and as the sole licensors of the proprietary information and technology needed to develop Software for those platforms. See 'Other Information.' For the quarters ended November 30, 1994 and 1995, the Company derived 51% and 43% of its gross revenues, respectively, from sales of Nintendo-compatible Software and 47% and 37% of its gross revenues, respectively, from sales of Sega-compatible Software. In addition, during the quarter ended November 30, 1995, the Company derived 9.5% of its gross revenues from sales of Software for the Sony PlayStation(Trademark).

     The Company's gross revenues were derived from the following product categories:

                                                      THREE MONTHS ENDED
                                                         NOVEMBER 30,
                                           ----------------------------------------
                                                  1995                  1994
                                           ------------------    ------------------
Portable Software.......................          10.0%                 12.0%
16-Bit Software.........................          64.0                  81.0
CD console and PC Software..............          23.0                   3.0
Other...................................           3.0                   4.0

GROSS PROFIT

     Gross profit fluctuates as a result of five factors: (i) the level of returns and allowances; (ii) the level of manufacture by the Company of its Sega Software; (iii) the percentage of CD Software sales; (iv) the percentage of foreign sales; and (v) the percentage of foreign sales to third party distributors.

     The Company's gross profit is adversely impacted by increases in returns and allowances to retailers.

     The Company arranges for the manufacture of its Sega Software under a license granted by Sega. See 'Other Information.' The Company believes that it has improved cash flows and better control over the flow of its inventory as a result of the decreased lead time resulting from its ability to manufacture Software. The cost of

Software manufactured by the Company, together with the royalties payable to Sega for such manufacturing, is lower than the cost of the Company's Software products when manufactured by Sega. The royalty payable to Sega for Software manufactured by the Company is included as an operating expense, rather than as part of cost of revenues and increased levels of manufacturing by the Company result in higher gross profit as a percentage of net revenues.

     The Company's margins on sales of CD Software are higher than those on cartridge Software as a result of significantly lower product costs. As the percentage of sales of the Company's CD Software increases, the Company expects that its gross margins will also increase (subject to the other variables listed above).

     The Company's margins on foreign sales are typically lower than those on domestic sales due to the higher prices charged by hardware licensors for Software distributed by the Company outside North America. The Company's margins on foreign sales to third party distributors are approximately one-third lower than those on sales that the Company makes directly to foreign retailers.

     Management anticipates that the Company's future gross profit will be affected by (i) the Company's product mix (i.e., the percentage of CD Software and cartridge Software sales and sales related to the Company's new businesses) and (ii) the percentage of returns, price protection and other similar concessions in respect of the Company's Software sales. The Company's gross margins on coin-operated video arcade games are anticipated to be substantially lower than on its cartridge and CD Software. Although gross margins on sales of CD Software are and are anticipated to continue to be higher than those on sales of cartridge Software, management believes that it will be required to effect stock-balancing programs for its personal computer CD Software products to allow for their historically higher rate of return. As the percentage of sales of personal computer CD Software products increases, management anticipates that its reserves for such returns will increase, thereby offsetting a portion of the higher gross margins generated from CD Software sales. Additionally, returns and other similar concessions to retailers in respect of 16-bit Software sales in fiscal 1996 are expected to have a material adverse effect on the Company's gross margins in future periods.

     Gross profit decreased from $86.6 million (53% of net revenues) for the quarter ended November 30, 1994 to $58.6 million (44% of net revenues) for the quarter ended November 30, 1995. The dollar decrease is primarily attributable to lower sales volume and higher returns and discounts. The percentage decrease is primarily attributable to increased returns and allowances relating to the Company's Software offset, in part, by higher gross profit from sales of the Company's Software for Multimedia/PC Systems.

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

OPERATING EXPENSES


     Selling, advertising, general and administrative expenses decreased from $56.7 million (35% of net revenues) for the quarter ended November 30, 1994 to $52.6 million (39% of net revenues) for the quarter ended November 30, 1995. The dollar decrease is attributable to lower variable costs incurred by the Company (due to lower net revenues), which were offset, in part, by increased product development expenses attributable to the acquisition of two software development companies during the quarter ended November 30, 1995. The percentage increase is primarily attributable to reduced sales volume and the increased returns and allowances discussed above.

     Operating interest expense increased from $0.9 million (0.5% of net revenues) for the quarter ended November 30, 1994 to $1.0 million (0.8% of net revenues) for the quarter ended November 30, 1995. The increase is primarily attributable to higher outstanding balances under the Company's principal credit facility.

     Depreciation and amortization increased from $1.6 million (1% of net revenues) for the quarter ended November 30, 1994 to $3.5 million (3% of net revenues) for the quarter ended November 30, 1995. The increase in the quarter ended November 30, 1995 is primarily attributable to increased depreciation relating to the acquisition of the Company's new corporate headquarters and increased amortization of the excess of costs over net assets acquired relating to the acquisition of Iguana Entertainment, Inc.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity during the quarters ended November 30, 1994 and 1995 was cash flows from operations. The Company used net cash from operations of approximately $3.3 million in the quarter ended November 30, 1994 and used net cash from operations of approximately $23.5 million during the quarter ended November 30, 1995. The decrease in net cash from operations for the quarter ended November 30, 1995 is primarily attributable to lower cash received from customers due, in large part, to the increased returns and allowances discussed above.

     The Company generally purchases its inventory of Nintendo and Sega (to the extent not manufactured by the Company) Software by opening letters of credit when placing the purchase order. At November 30, 1994 and 1995, amounts outstanding under letters of credit were approximately $23 million and $7 million, respectively.

     The Company has a revolving credit and security agreement with its principal domestic bank in the amount of $70 million, which agreement expires on

January 31, 1996. The credit agreement will be automatically renewed for another year by its terms, unless terminated upon 90 days' prior notice by either party. The Company has not given nor has it received any such notice of termination. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined on a formula based on factored receivables and inventory, which advances are secured by the Company's assets. This bank also acts as the Company's factor for the majority of its North American receivables, which are assigned on a nonrecourse, pre-approved basis. The factoring charge is 0.25% of the receivables assigned and the interest on advances is at the bank's prime rate minus one-half of one percent. At November 30, 1995, the facility was fully utilized.

     The Company currently has a $30 million trade finance facility with another bank. The Company's Asian and European subsidiaries currently have independent facilities totalling approximately $20 million and $25 million, respectively, with various banks.

     In connection with its acquisition by the Company, Acclaim Comics entered into a credit agreement with Midland Bank plc ('Midland') for a loan (the 'Loan') of $40 million. In connection with the establishment of the Joint Venture and the related stock swap with TCI, the Company reached an agreement with Midland pursuant to which it repaid $15 million of the Loan and the remaining $25 million principal amount of the Loan is being amortized over a four and one-half year period terminating in July 1999. The Loan, which is a direct obligation of Acclaim Comics, bears interest, at the borrower's option, at either (i) the higher of the federal funds rate plus one-half of one percent and the lender's prime rate, in each case, plus 125 basis points, or (ii) the London interbank offered rate plus 250 basis points, and is secured by a first priority lien on substantially all of the assets of Acclaim Comics. The Loan is also guaranteed by Acclaim and certain of its subsidiaries and is secured by a first priority lien on all of the issued and outstanding shares of Acclaim Comics and by a third priority lien on substantially all of the assets of the Company. The credit agreement and related documents establishing and securing the Loan, as well as the guarantees delivered by Acclaim and its subsidiaries, contain customary financial, affirmative and negative covenants, including mandatory prepayments from excess cash flow of Acclaim Comics and from the proceeds of asset sales or sales of equity by the Company and restrictions on the declaration or payment of dividends by Acclaim Comics and the Company.

     The Company received a waiver, until April 15, 1996, with respect to its failure to meet, at November 30, 1995, two financial covenants made in connection with the Loan, which are required to be met on a quarterly basis. The lender has advised the Company that it intends to amend the financial covenants so that the Company will be in compliance in future periods. However, since the covenants have not yet been amended, the Company has reclassified the outstanding balance of the Loan as a current liability. If the covenants are not amended on or prior to April 14, 1996 (the date on which the Company is required to certify to the lender its compliance with the financial covenants as of February 29, 1996), the Company fails to meet the current covenants as of February 29, 1996 and the lender does not otherwise waive compliance by the Company with such covenants, the Company would be required to repay the Loan in full on April 14, 1996.

     Management believes that cash flow from operations and the Company's borrowing facilities will be adequate to provide for the Company's liquidity and capital needs for the foreseeable future.

     The Company is party to class action litigations relating to its press release announcing revised earnings and income for fiscal 1995 (see 'Legal Proceedings') and to the nonrenewal of the Company's license agreement with WMS Industries Inc. The Company is also party to various litigations arising in the course of its business, the resolution of none of which, the Company believes, will have a material adverse effect on the Company's liquidity or financial position.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In December 1995, the Company was sued in actions (the 'Actions') entitled
(i) Mohammed Ali Kahn v. Gregory E. Fischbach, James Scoroposki, Robert Holmes and Acclaim Entertainment, Inc. (CV 95 4983), (ii) Richard J. Wenski, individually and on behalf of all other persons similarly situated, v. Acclaim Entertainment, Inc., Gregory Fischbach, Robert Holmes and Anthony Williams (CV 95 4996), (iii) Yosef Stern v. Acclaim Entertainment, Inc.; Gregory E. Fischbach; James Scoroposki; Robert Holmes and Anthony Williams (CV 95 4990),
(iv) Marc Jaffe, on behalf of himself and all others similarly situated, v. Acclaim Entertainment, Inc., Gregory E. Fischbach, James Scoroposki, Robert Holmes, and Anthony Williams (CV 95 4989), (v) Robert Bloom v. Acclaim Entertainment, Inc. and Robert Holmes (CV 95 4993), (vi) James Bencivenga, on behalf of himself and all others similarly situated, v. Gregory E. Fischbach, James Scoroposki, Robert Holmes, Anthony Williams and Acclaim Entertainment, Inc. (CV 95 4985), (vii) Henry Vredeveld, on behalf of himself and all others similarly situated, v. Anthony Williams, Acclaim Entertainment, Inc. (CV 95
4979), (viii) Michael Leitzes, individually and on behalf of all others similarly situated, v. Acclaim Entertainment, Inc., Robert Holmes and George Fischbach (CV 95 5004), (ix) Alan Yakuboff, on behalf of himself and all others similarly situated, v. Acclaim Entertainment, Inc., Gregory E. Fischbach, James Scoroposki and Anthony Williams (CV 95 5017), (x) Robert K. Williams III, individually and on behalf of all others similarly situated, v. Acclaim Entertainment, Inc.; Gregory E. Fischbach; James Scoroposki; Robert Holmes and Anthony Williams (CV 95 5107), (xi) Perkins Partnership Ltd. v. Acclaim Entertainment, Inc., Gregory E. Fischbach, Robert Holmes and Anthony Williams (CV 95 4998), (xii) Robert Bernard v. Acclaim Entertainment Inc., Gregory E. Fischbach, Robert Holmes, and Anthony Williams (CV 95 5022), (xiii) Anne B. Caveliere and Sharon L. Robbins, on behalf of themselves and all others similarly situated, v. Acclaim Entertainment, Inc., Gregory Fischbach, and James Scoroposki (CV 95 5023), (xiv) Joan J. Gordon, on behalf of herself and all other persons similarly situated, v. Acclaim Entertainment, Inc., Gregory E. Fischback, James Scoroposki, Robert Holmes and Anthony Williams (CV 95 5047),
(xv) George H. Gray, individually and on behalf of all others similarly situated
v. Acclaim Entertainment, Inc. Robert Holmes and Anthony Williams (CV 95 5039) and (xvi) Chad Chuang, Powen Su, Jason Hedeen, Eugene Breault, William McClurkin and William C. McClurkin, on behalf of themselves and all others similarly situated, v. Acclaim Entertainment, Inc., Gregory E. Fischbach, Robert Holmes and Anthony Williams (CV 95 5263), all in the United States District Court in the Eastern District of New York. The individual named defendants are directors and/or officers of the Company.

     The Company was also sued in an action (the 'Campbell Action') entitled Adrienne Campbell, individually and on behalf of all others similarly situated,
v. Acclaim Entertainment, Inc.; Anthony R. Williams; James Scoroposki; and Robert Holmes (C 95-04395) filed in December 1995 in the United States District Court in the Northern District of California. The individual named defendants in this action are directors and/or executive officers of the Company. The plaintiffs in the Actions and in the Campbell Action, on behalf of a class of the Company's stockholders, claim unspecified damages arising from alleged violations of the anti-fraud provisions of the federal securities laws relating to, among other things, (i) the Company's October 17, 1995 announcement of its results of operations for the fiscal year ended August 31, 1995, which was subsequently revised by the Company's December 4, 1995 announcement reflecting a decision to defer $18 million of revenues and $10.5 million of net income previously reported for the fiscal year ended August 31, 1995 and (ii) the alleged misleading nature of prior public disclosures and announcements made by the Company. In addition, in the Campbell Action, the plaintiffs also allege certain common law causes of action. Additional actions may be brought against the Company and its officers and directors arising from the matters described above. The Company has directors' and officers' liability insurance which may cover a portion of the liability asserted in the Actions and in the Campbell Action. The Company intends to defend the Actions and the Campbell Action vigorously. No assurance can be given that the resolution of the Actions and the Campbell Action and/or future actions will not have a material adverse effect on the Company's results of operations for the quarter in which any such resolution occurs.

     In a derivative action entitled Eugene Block v. Gregory E. Fischbach, James Scoroposki, Robert Holmes, Bernard J. Fischbach, Michael Tannen, Robert H. Groman and James Scibelli and Acclaim Entertainment, Inc.

(CV 95-036316) brought on behalf of the Company in December 1995 in the Supreme Court of the State of New York, County of Nassau, the plaintiff alleges that the individual named defendants, who are directors of the Company, caused the Company, among other things, to make false and misleading statements in its October 17, 1995 announcement discussed above, thereby subjecting the Company to shareholder lawsuits and thereby wasting Company assets and, accordingly, claims unspecified damages based on allegations of breaches of the duty of candor, waste of Company assets and mismanagement. The directors intend to defend this action vigorously.

     In December 1995, the former directors and/or officers of Lazer-Tron were sued in an action entitled Adrienne Campbell and Donna Sizemore, individually and on behalf of all others similarly situated v. Norman B. Petermeier; Matthew
F. Kelly, Bryan M. Kelly; Morton Grosser; Bob K. Pryt; Roger V. Smith; and DOES 1 through 50, inclusive (Civil No. 760717-4), in the Superior Court of the State of California, County of Alameda. The plaintiffs, on behalf of a class of Lazer-Tron's stockholders, claim unspecified damages based on allegations that, as a result of the lack of due diligence by the named defendants in fully investigating the proposed acquisition by the Company of Lazer-Tron, the defendants breached their fiduciary duties to Lazer-Tron's shareholders. In connection with the acquisition of Lazer-Tron, Acclaim agreed to cause Lazer-Tron to honor, for at least six years, all rights of indemnification in favor of the former directors and officers contained in the articles of incorporation and by-laws of Lazer-Tron and in indemnification agreements between Lazer-Tron and such persons. Acclaim also agreed to cause Lazer-Tron to use its best efforts to maintain in effect directors' and officers' liability insurance covering the former directors and officers and, if Lazer-Tron is unable to maintain such insurance, has agreed to indemnify each of Lazer-Tron's former directors and officers for any and all losses which each may suffer on the same or similar terms and dollar limitations (not to exceed $1,000,000 in the aggregate) as the insurance in place prior to the acquisition by the Company of Lazer-Tron. At the present time, Lazer-Tron has directors' and officers' liability insurance which may cover a portion of the liability asserted in this action.

ITEM 5. OTHER INFORMATION

     In April 1992, the Company entered into an agreement with Sega (the 'Sega Agreement') and has certain other arrangements with Sega, pursuant to which the Company received the nonexclusive right to utilize the 'Sega' name and its proprietary information and technology in order to develop and distribute Software titles for use with various Sega platforms. The Sega Agreement, as amended, expired on December 31, 1995. The Company is currently negotiating a new agreement with Sega. In the interim, the Company and Sega are continuing to operate in the ordinary course under the terms of the expired Sega Agreement and such arrangements. The Company believes that the terms of any such new agreement will not impose materially greater obligations on the Company than the Sega Agreement although there can be no assurance of that result. No assurance can be given that the Company will be successful in negotiating a new agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
    None.

(b) Reports on Form 8-K
    None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ACCLAIM ENTERTAINMENT, INC.

               SIGNATURE                         TITLE                DATE
----------------------------------------  --------------------  ----------------
 By:         /s/ Robert Holmes            President and Chief   January 15, 1996
      --------------------------------    Operating Officer
               Robert Holmes

By:         /s/ Anthony Williams          Executive Vice        January 15, 1996
      --------------------------------    President and Chief
              Anthony Williams            Financial and
                                          Accounting Officer