Form 10-Q
period 1996-02-29
ACCLAIM ENTERTAINMENT INC
filed 1996-04-16
CIK 804888

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 29, 1996

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

                                  Yes X        No___

     As at April 12, 1996 approximately 49,950,000 shares of Common Stock of the registrant were outstanding.



    PART I
    FINANCIAL INFORMATION
    ITEM 1.  FINANCIAL STATEMENTS.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in 000s, except per share data)

                                                         February 29, August 31,
                                                             1996        1995
                                                             ----        ----
    ASSETS
    CURRENT ASSETS
    Cash and cash equivalents                                $32,072    $44,749
    Marketable equity securities                              14,822     26,503
    Accounts receivable - net                                 91,773    179,311
    Inventories                                               18,902     16,015
    Prepaid expenses                                          41,912     41,083
    Other current assets                                      49,611     18,825
                                                              ------     ------
            TOTAL CURRENT ASSETS                              249,092   326,486
                                                              -------   -------

    OTHER ASSETS
    Fixed assets - net                                         38,570    33,970
    Excess of cost over net assets acquired - net of
      accumulated amortization of $10,921 and $9,091,
      respectively                                             58,007    59,837
    Other assets                                               27,404    33,186
                                                               ------    ------
            TOTAL ASSETS                                     $373,073  $453,479
                                                             --------  --------

    LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
    Trade accounts payable                                    $36,362   $49,072
    Short-term borrowings                                       2,217     4,233
    Accrued expenses                                           35,103    47,017
    Income taxes payable                                        2,217       180
    Current portion of long-term debt                           6,196    25,196
    Obligation under capital leases - current                     314       333
                                                                  ---       ---
    TOTAL CURRENT LIABILITIES                                  82,409   126,031
                                                               ------   -------

    LONG-TERM LIABILITIES
    Obligation under capital leases - noncurrent                  505       408
    Other long-term liabilities                                16,349        53
                                                                  ---        --
    TOTAL LIABILITIES                                          99,263   126,492
                                                               ------   -------
    MINORITY INTEREST                                           1,356     1,628


    COMMITMENTS  AND CONTINGENCIES
    STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value; 1,000 shares
      authorized;
    None issued                                                  ----      ----
    Common stock, $0.02 par value; 100,000 shares
      authorized;
    49,934 and 46,281 shares issued and
    outstanding, respectively                                   1,003       926
    Additional paid in capital                                176,280   168,785
    Retained earnings                                          95,550   153,141
    Treasury stock                                             (1,626)     (807)
    Foreign currency translation adjustment                      (842)      811
    Unrealized gain on marketable equity  securities            2,089     2,503
                                                                -----     -----
            TOTAL STOCKHOLDERS' EQUITY                        272,454   325,359
                                                              -------   -------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $373,073  $453,479
                                                             --------  --------
    See notes to consolidated financial statements.


                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                        (in 000s, except per share data)

                                                             Three Months Ended                     Six Months Ended
                                                        February 29,      February 28,          February 29       February 28,
                                                              1996              1995                  1996             1995
                                                              ----              ----                  ----             ----
    NET REVENUES                                              $46,759         $161,273              $181,206          $325,577
    COST OF REVENUES                                           34,438           73,456               110,302           151,121
                                                               ------           ------               -------           -------
    GROSS PROFIT                                               12,321           87,817                70,904           174,456
                                                               ------           ------                ------           -------

    OPERATING EXPENSES
    Special cartridge video charge                             51,168            -----                51,168             -----
    Selling, advertising, general and
      administrative expenses                                  43,293           61,781                95,877           118,499
    Operating interest                                          2,073            1,027                 3,105             1,912
    Depreciation and amortization                               3,699            2,013                 7,195             3,613
                                                                -----            -----                 -----             -----
    TOTAL OPERATING EXPENSES                                  100,233           64,821               157,345           124,024
                                                              -------           ------               -------           -------

    (LOSS) EARNINGS FROM OPERATIONS                           (87,912)          22,996               (86,441)           50,432
                                                              --------          ------               --------           ------

    OTHER INCOME (EXPENSE)
    Interest income                                             1,147              398                 1,978               832
    Interest expense                                             (525)            (919)               (1,117)           (1,749)
    Other (expense) income                                      4,511            1,158                 3,677             1,383
                                                                -----            -----                 -----             -----

    (LOSS) EARNINGS BEFORE INCOME TAXES                       (82,779)          23,633               (81,903)           50,898

    (BENEFIT) PROVISION FOR INCOME TAXES                      (26,805)           9,780               (26,455)           21,085
                                                              -------            -----                -------           ------

    NET (LOSS) EARNINGS BEFORE
      MINORITY INTEREST                                       (55,974)          13,853               (55,448)           29,813

    MINORITY INTEREST                                            (203)           -----                  (272)            -----
                                                                -----            -----                 -----             -----

    NET (LOSS) EARNINGS                                      $(55,771)         $13,853              $(55,176)          $29,813
                                                             ---------         -------               --------          -------

    NET (LOSS) EARNINGS PER COMMON AND
      COMMON EQUIVALENT SHARE                                  $(1.12)           $0.28                $(1.12)            $0.61
                                                               -------           -----                 ------            -----


    WEIGHTED AVERAGE NUMBER OF
       COMMON AND COMMON EQUIVALENT
       SHARES OUTSTANDING                                      49,915           48,742                49,070            48,742
                                                               ------           ------                ------            ------

    See notes to consolidated financial statements.


                             ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                         (in 000s, except per share data)

                                            Preferred Stock      (1)          Common Stock
                                      ------------------------------    ----------------------------
                                                Issued                           Issued                   Additional
                                                                                                            Paid-In
                                         Shares       Amount            Shares            Amount            Capital
                                         ------       ------            ------            ------            -------
    Balance August 31, 1993              ----          ----               37,259              $745           $38,377
                                      -------       -------               ------            ------          --------
    Net Earnings                         ----          ----                 ----              ----              ----
    Issuances                            ----          ----                  971                19            14,981
    Exercise of Stock Options            ----          ----                1,118                23             7,435
    Tax Benefit from Exercise of
      Stock Options                      ----          ----                 ----              ----             8,453
    Foreign Currency Translation Gain    ----          ----                 ----              ----              ----
                                      -------       -------               ------            ------          --------

    Balance August 31, 1994              ----          ----               39,348               787            69,246
                                      -------       -------               ------            ------          --------

    Net Earnings                         ----          ----                 ----              ----              ----
    Issuances                            ----          ----                5,182               104            83,659
    Exercise of Stock Options            ----          ----                  628                13             4,170
    Pooling of Interests with
      Lazer-Tron                         ----          ----                1,123                22            10,609
    Tax Benefit from Exercise of
      Stock Options                      ----          ----                 ----              ----             1,101
    Foreign Currency Translation Gain    ----          ----                 ----              ----              ----
    Unrealized Gain on
      Marketable Equity Securities       ----          ----                 ----              ----              ----
                                      -------       -------               ------            ------          --------

    Balance August 31, 1995              ----          ----               46,281               926           168,785
                                      -------       -------               ------            ------          --------

    Net Loss                             ----          ----                 ----              ----              ----
    Issuances of Common Stock
       and Options                       ----          ----                  193                 4             2,634
    Exercise of Stock Options
      and Warrants                       ----          ----                  445                 9             3,452
    Pooling of Interests with
      Sculptured and Probe               ----          ----                3,015                64               (64)
    Tax Benefit from Exercise of
      Stock Options                      ----          ----                 ----              ----             1,473
    Purchase of Treasury Stock           ----          ----                 ----              ----              ----
    Foreign Currency Translation Loss    ----          ----                 ----              ----              ----

    Unrealized Gain on
      Marketable Equity Securities       ----          ----                 ----              ----              ----
                                      -------       -------               ------            ------          --------

    Balance February 29, 1996            ----          ----               49,934            $1,003          $176,280
                                      -------       -------               ------            ------          --------

                                                                         Unrealized          Foreign
                                                                         Gain On             Currency
                                       Retained         Treasury         Marketable          Translation
                                       Earnings           Stock          Equity Securities   Adjustment       Total
                                       --------           -----          -----------------   ----------       -----
    Balance August 31, 1993            $61,516           $(807)          ----                $(2,964)        $96,867
                                       -------         -------          ------                 -----        --------
    Net Earnings                        45,055            ----           ----                   ----          45,055
    Issuances                            ----             ----           ----                   ----          15,000
    Exercise of Stock Options            ----             ----           ----                   ----           7,458
    Tax Benefit from Exercise of
      Stock Options                      ----             ----           ----                 ----             8,453
    Foreign Currency Translation Gain    ----             ----           ----                  2,410           2,410
                                       -------         -------          ------                 -----        --------

    Balance August 31, 1994            106,571            (807)          ----                   (554)        175,243
                                       -------         -------          ------                 -----        --------

    Net Earnings                        44,770            ----           ----                   ----          44,770
    Issuances                             ----            ----           ----                   ----          83,763
    Exercise of Stock Options             ----            ----           ----                   ----           4,183
    Pooling of Interests with
     Lazer-Tron                          1,800            ----           ----                   ----          12,431
    Tax Benefit from Exercise of
      Stock Options                       ----            ----           ----                   ----           1,101
    Foreign Currency Translation Gain     ----            ----           ----                  1,365           1,365
    Unrealized Gain on
      Marketable Equity Securities        ----            ----          $2,503                  ----           2,503
                                       -------         -------          ------                 -----        --------

    Balance August 31, 1995            153,141            (807)          2,503                   811         325,359
                                       -------         -------          ------                 -----        --------

    Net Loss                           (55,176)           ----            ----                  ----         (55,176)
    Issuances of Common Stock
       and Options                        ----            ----            ----                  ----           2,638
    Exercise of Stock Options
      and Warrants                        ----            ----            ----                  ----           3,461
    Pooling of Interests with
       Sculptured and Probe             (2,415)           ----            ----                  ----          (2,415)
    Tax Benefit from Exercise of
      Stock Options                       ----            ----            ----                  ----           1,473
    Purchase of Treasury Stock            ----            (819)           ----                  ----            (819)
    Foreign Currency Translation Loss     ----            ----            ----                (1,653)         (1,653)
    Unrealized Gain on
      Marketable Equity Securities        ----            ----            (414)                 ----            (414)
                                       -------         -------          ------                 -----        --------

    Balance February 29, 1996          $95,550         $(1,626)         $2,089                 $(842)       $272,454
                                       -------         -------          ------                 -----        --------

    (1) The Company is authorized to issue 1,000 shares of preferred stock at a par value of $0.01 per share, none of which shares is presently issued and outstanding.

    See notes to consolidated financial statements.


                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (in 000s, except per share data)

                                                                                          Six Months Ended
                                                                                  February 29            February 28,
                                                                                      1996                   1995
                                                                                      ----                   ----
    CASH FLOWS PROVIDED BY (USED IN)
      OPERATING ACTIVITIES
    Cash received from customers                                                    $338,409               $359,733
    Cash paid to suppliers and employees                                            (357,189)              (334,044)
    Interest received                                                                  1,978                    832
    Interest paid                                                                     (4,222)                (3,661)
    Income taxes (paid)                                                                 (262)               (14,630)
                                                                                     -------                -------
    NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                              (21,286)                 8,230
                                                                                     -------                -------

    CASH FLOWS PROVIDED BY (USED IN)
      INVESTING ACTIVITIES
    Sale of marketable equity securities                                             $14,643                 12,694
    Acquisition of subsidiaries, net                                                   7,161                  1,742
    Acquisition of fixed assets, excluding capital leases                             (8,653)               (18,860)
    Acquisition of other assets                                                       (1,395)                 2,431
    Other investing activities                                                           161                    265
                                                                                     -------                -------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               11,917                 (1,728)
                                                                                     -------                -------

    CASH FLOWS PROVIDED BY (USED IN)
      FINANCING ACTIVITIES
    Proceeds from short-term borrowings                                                1,453                  6,193
    Repayment of short-term borrowings                                                (3,798)                (3,025)
    Payment of mortgage                                                                  ---                 (1,342)
    Issuance of common stock                                                               4                  1,088
    Exercise of stock options                                                          3,461                  1,002
    Payment of obligation under capital leases                                          (110)                  (153)
    Payment of long-term debt                                                         (3,056)                   ---
    Other financing activities                                                           128                    ---
    Common stock purchased for treasury                                                 (819)                   ---
                                                                                     -------                -------
    NET CASH (USED IN)PROVIDED BY FINANCING ACTIVITIES                                (2,737)                 3,763
                                                                                     -------                -------

    EFFECT OF EXCHANGE RATE
        CHANGES ON CASH                                                                 (571)                 1,258
                                                                                     -------                -------

    NET (DECREASE) INCREASE  IN CASH                                                 (12,677)                11,523


    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  44,749                 34,676
                                                                                     -------                -------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $32,072                $46,199
                                                                                     -------                -------


                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Continued)
                        (in 000s, except per share data)

                                                                                          Six Months Ended
                                                                                 February 29,            February 28,
                                                                                     1996                    1995
                                                                                     ----                    ----
 RECONCILIATION OF NET EARNINGS TO NET CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Net (Loss) Earnings                                                             $(55,176)                $29,813
                                                                                   --------                 -------
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                                    7,195                   3,613
     Other non-cash charges                                                             170                       7
     Gain on sale of marketable equity securities                                    (3,690)                 (1,107)
     Increase  (Decrease) in provision for returns and discounts                    106,166                  (6,455)
     Deferred income taxes                                                          (13,217)                  2,117
     Minority interest in net earnings of consolidated subsidiary                      (272)                    ---
     Change in asses and liabilities:
     (Increase) Decrease in accounts receivable                                     (10,200)                 33,275
     (Increase) in inventories                                                       (2,441)                 (6,998)
     Decrease (Increase) in prepaid expenses                                            241                 (10,500)
     (Increase) in other current assets                                                (302)                    (88)
     (Decrease) in trade accounts payable                                           (12,793)                (42,667)
     (Decrease) Increase in accrued expenses                                        (23,469)                  2,883
     (Decrease) Increase in income taxes payable                                    (13,498)                  4,337
                                                                                   --------                 -------
     Total adjustments                                                               33,890                 (21,583)
                                                                                   --------                 -------

    NET CASH (USED IN) PROVIDED BY
            OPERATING ACTIVITIES                                                   $(21,286)                 $8,230
                                                                                   --------                 -------

 Supplemental schedule of noncash investing and financing activities:

 In fiscal 1995, the Company purchased all of the capital stock of Iguana Entertainment, Inc. for $5,513, net of cash received. In connection with the acquisition, liabilities assumed were as follows:

             Fair value of assets acquired                              $5,525
             Cash paid for the capital stock                            (5,515)
                                                                       -------
             Liabilities assumed                                           $10
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

                         ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          1. Interim Period Reporting - The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

              Consolidated earnings for the three and six months ended February 28, 1995 were restated to reflect the acquisition of Lazer-Tron Corporation on August 30, 1995, which was accounted for as a pooling of interest.

          2. Special Cartridge Video Charge - The Company recorded a charge of approximately $51.2 million for the quarter ended February 29, 1996 consisting of provisions of $28.9 million, $20.1 million and $2.2 million, respectively, to adjust accounts receivable, inventories and prepaid royalties at February 29, 1996 to their estimated net realizable values. The charge results from the accelerated decline in the portable and 16-bit cartridge market and management's decision not to continue to support its products in that market.

          3. Acquisitions - On October 9, 1995, the Company acquired Sculptured Software, Inc. ("Sculptured") and on October 16, 1995, the Company acquired Probe Entertainment Limited ("Probe"). Sculptured and Probe are developers of interactive video games. Both acquisitions were accounted for as poolings of interests and were effected through the exchange of 2,745 shares of common stock of the Company for all the issued and outstanding shares of Sculptured and Probe. The Company's financial statements for the six months ended February 29, 1996 include the results of Sculptured and Probe. Prior period financial statements were not restated as these acquisitions did not have a material effect upon the Company's previously reported net income, revenues, assets, stockholders' equity or earnings per share.

          4. Accounts Receivable - Accounts receivable are comprised of the following:



                                                                     February 29, 1996              August 31, 1995
                                                                     -----------------              ---------------

              Receivables assigned to factor                              $111,521                         $155,782
              Less advances from factor                                     41,034                           37,082
                                                                           -------                         --------
                 Due from factor                                            70,487                          118,700
              Unfactored accounts receivable                                40,835                           33,093
              Accounts receivable - foreign                                 20,726                           41,743
              Other receivables                                             10,064                            5,410
              Allowances for returns and discounts                         (50,339)                         (19,635)
                                                                           -------                         --------
                                                                           $91,773                         $179,311
                                                                           -------                         --------



          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Overview

             Acclaim Entertainment, Inc. ("Acclaim"), together with its subsidiaries (Acclaim and its subsidiaries are collectively hereinafter referred to as the "Company"), is a mass market entertainment company whose principal business is as a leading publisher of interactive entertainment software ("Software") for use with interactive entertainment hardware platforms ("Entertainment Platforms"). The Company also engages in (i) the development and publication of comic books, which commenced in July 1994 through the acquisition of Acclaim Comics, Inc. ("Acclaim Comics"), formerly Voyager Communications, Inc.; (ii) the distribution of Software for affiliated labels, which commenced in the first quarter of fiscal 1995; (iii) the marketing of its motion capture technology and studio services, which commenced in the first quarter of fiscal 1995 and (iv) the distribution of coin-operated, location-based ticket redemption games, which commenced in August 1995 through the acquisition of Lazer-Tron Corporation ("Lazer-Tron"). The Company plans to engage in the distribution of coin-operated video arcade games, commencing in the third quarter of 1996, and the electronic distribution of Software through the partnership (the "Joint Venture") established in October 1994 between a subsidiary of Acclaim and a subsidiary of Tele-Communications, Inc.
          ("TCI"), commencing not earlier than during fiscal 1997.

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

             In 1993, Sega introduced the Sega CD, a compact disk player which consisted of an attachment for its 16-bit Genesis system. Additional compact disk ("CD") platforms, including personal computer systems for which Software products are published, are currently marketed by Philips, Commodore, Apple, IBM, IBM-compatible manufacturers and The 3DO Company ("3DO"). Atari launched Jaguar, its 64-bit cartridge-based system, in November 1993 and Sega launched 32X, its 32-bit cartridge-based attachment for its 16-bit Genesis system, in November 1994. Although the Company developed and sold Software for Sega's CD system during fiscal 1994 and 1995 and for Sega's 32X system during fiscal 1995, it did not derive significant revenues therefrom.

             Sega and Sony Corporation ("Sony") launched 32-bit CD-based systems in Japan in November 1994. Sega shipped limited quantities of its Saturn system in the United States commencing in May 1995 and Sony released its PlayStation system in the United States in September 1995. In fiscal 1995, the Company commenced the development and sale of Software for Sega's Saturn and for Sony's PlayStation. Nintendo has announced plans to release Ultra 64, its new 64-bit ROM cartridge-based system, in Japan in the summer of 1996 and Matsushita has announced plans to release M2, the 64-bit CD-based hardware system licensed by it from 3DO by the end of 1996.

             The Company believes that sales of new 16-bit hardware systems peaked in calendar 1993 and that 16-bit Software sales peaked in calendar 1994 (the year following the peak year for hardware sales), have decreased substantially since that time and will continue to do

          so.

             The interactive entertainment industry is currently undergoing, and management anticipates that in both the short- and long-term future it will continue to undergo, significant changes due, in large part, to
          (i) the introduction of the next generation of Entertainment Platforms incorporating 32- and 64-bit processors, (ii) the success of personal computer/compact disk/multimedia hardware systems ("Multimedia/PC Systems"), (iii) the development of remote and electronic delivery systems and (iv) the entry and participation of new companies in the industry. The next generation hardware platforms are equipped with CD and, to a lesser extent, read only memory ("ROM") cartridges and/or other technologies as the dominant software storage device.

             In the late 1980's and early 1990's, management believed that the floppy and personal computer market was characterized by (i) numerous hardware and software incompatibilities; (ii) high price points for Multimedia /PC Systems; (iii) a large number of Software titles and
          (iv) consumer demographics that were different from those of the Company's core customers. Accordingly, the Company participated in this category through distribution agreements which, in the opinion of management, provided the greatest return on the investment of time and effort needed to service a fragmented market. However, based on management's belief that, by 1995, this category had sufficient mass market penetration to warrant publishing Software directly and due to technological advancements incorporated in the newer Multimedia/PC Systems and the higher gross margins realized by publishers of Software for this category, the Company commenced marketing Software for Multimedia/PC Systems in fiscal 1995 and has expanded and intends to continue to expand the number of Software titles for Multimedia/PC Systems marketed by it in fiscal 1996.

             The Company believes that hardware incorporating 32- and 64-bit processors, including Multimedia/PC Systems, will become the dominant hardware platforms in the interactive entertainment industry over the next few years. The Company believes that Sega's Saturn and Sony's PlayStation have both achieved commercial success in Japan and, based on sales information, that the limited quantities of the PlayStation shipped to date have achieved high retail sell-through in the United States. However, there can be no assurance that either of these platforms or any of the other newly introduced or announced platforms will achieve commercial success similar to that of the SNES or Genesis systems or the timing and impact of such success, if achieved, on the industry.

             Retail sales of the Company's cartridge Software during the second fiscal quarter generally fell short of the Company's expectations. Additionally, sales of the Company's Software continued to be adversely impacted during the quarter and six months ended February 29, 1996 due to the continuing decline of the market for Software for 16-bit Entertainment Platforms and the related transition to Multimedia/PC Systems and the next generation of Entertainment Platforms. Management believes that the market for Software for 16-bit Entertainment Platforms supported fewer front-line (full-priced)

          titles during the period. The Company did not release as many "hit" Software products during the quarter (and six months) ended February 29, 1996 as it had in comparable periods in the past. In addition, the Company offered concessions (such as returns and allowances) to its retailers at higher than anticipated levels in order to manage 16-bit Software inventory levels. As a result of the foregoing, the Company's revenues for the quarter ended February 29, 1996 were materially lower than the comparable period in fiscal 1995 and the Company incurred a net loss from operations (excluding the special cartridge video charge discussed below) of $36.7 million, a net loss from operations (including the special cartridge video charge) of $87.9 million and a net loss (on an after-tax basis) of $55.8 million for the quarter ended February 29, 1996.

             In connection with its review of the Company's results of operations for the quarter ended February 29, 1996, management noted, among other things, that the 16-bit and portable Software markets not only supported fewer front-line (full-priced) titles but that such titles sold through a substantially lower number of units at retail than in prior periods; that non-"hit" 16-bit titles were marketed at mid- or budget prices by many of the Company's competitors during the quarter; that retail sales of front-line 16-bit Software declined by approximately 40% (in dollars and units) on an industry-wide basis in the first two months of calendar 1996 and are anticipated to continue to decline; that retail sales of budget-priced 16-bit Software titles increased by approximately 25% (in dollars) and 20% (in units) on an industry-wide basis in the first two months of calendar 1996 and are anticipated to continue to increase; that budget prices for 16-bit and portable Software titles are lower as compared to prior periods; that sales of mid- and budget-priced 16-bit and portable cartridge Software currently represent approximately 65% of the retail market on an industry-wide basis; and that Software for Multimedia/PC Systems and the next generation of Entertainment Platforms retails for $15 to $20 less than full priced 16-bit Software and management believes that consumers perceive they are obtaining greater value for lower prices. Management concluded that the life cycle of 16-bit Software product has shortened and that the life-cycle of the 16-bit and portable cartridge Entertainment Platforms is shortening and declining faster than, for example, the 8-bit Entertainment Platform. Management also noted that two front-line titles released by the Company in the second quarter of fiscal 1996 (Revolution X and College Slam), which management had anticipated to perform well at retail (based on the Company's historical experience with comparable titles), did not perform as anticipated. Management believes that the deterioration of the 16-bit and portable hardware market will accelerate through the remainder of calendar 1996, with the result that the saleable value of Software product inventories for the 16-bit and portable Entertainment Platforms will be eroded and the timely and full collection of receivables relating thereto will be compromised as retailers monitor inventory sell-through during the industry transition (which has already impacted the Company's results for the first six months of fiscal 1996). See "-- Results of Operations." As the market continues to deteriorate, prices of 16-bit and portable Software titles continue to fall and management believes that the cost of supporting that market would continue to rise and the Company's net revenues and income therefrom would continue to be materially adversely impacted. Accordingly, management decided to discontinue support for the 16-bit and portable cartridge markets and the Company recorded a special charge of $51.2 million in the second quarter of fiscal 1996 consisting of write-offs and allowances to adjust accounts receivable, inventories and prepaid royalties to their estimated net realizable values. Management believes that, by exiting the 16-bit and portable cartridge markets and focusing the Company's resources on the next generation Entertainment Platforms and Multimedia/PC Systems, the Company's results of operations and profitability will be positively impacted in the future. However, due to, among other things, the industry transition and related factors, there can be no assurance of the Company's results of operations and profitability in future periods.

             As a result of the Company's acquisitions of three software development companies in 1995 (two of which acquisitions were completed in the fiscal quarter ended November 30, 1995), the Company's fixed costs relating to the development of Software were higher during the first two quarters of fiscal 1996 and will continue to be higher in fiscal 1996 as compared to prior periods. However, these costs will be offset, in part, by reduced royalties payable to developers, a variable cost which was included in selling, advertising, general and administrative expenses in prior periods. The Company has also incurred and expects to continue to incur increased research and development as well as general and administrative expenses in connection with the start-up of its coin-operated video arcade operations. If the Company is not successful in generating revenues from these new businesses, its profitability will be adversely affected.

             The release of individual "hit" Software products or families of products can significantly affect revenues. Historically, "hit" products or families of products (such as The Simpsons and WWF families of titles) have accounted for significant portions of the Company's gross revenues during particular periods. In the quarter ended February 28, 1995, the NBA Jam Tournament Edition family of titles accounted for a significant portion of the Company's gross revenues and in the six months ended February 28, 1995, each of the Mortal Kombat II and NBA Jam Tournament Edition family of titles accounted for a significant portion of the Company's gross revenues. No single family of titles accounted for a significant portion of the Company's gross revenues during the quarter and six months ended February 29, 1996.

             The timing of the release of Software products can cause quarterly revenue and earnings fluctuations. A significant portion of the Company's revenues in any quarter are generally derived from Software products or families of products first shipped in that quarter. Product development schedules are difficult to predict due, in large part, to the difficulty of scheduling accurately the creative process and, with respect to Software for new hardware platforms, the use of new development tools and the learning process associated with development for new technologies, including the Company's own motion capture and related technologies. Software products for the more sophisticated Entertainment Platforms and Multimedia/PC Systems frequently include more original, creative content and are more complex to develop and, accordingly, cause additional development and scheduling risk. As a result, the Company's quarterly results of operations are difficult to predict and the failure to meet product development schedules or even minor delays in product deliveries could cause a shortfall in shipments in any given quarter, which could cause the Company's results of operations and net income for such quarter to fall significantly below anticipated levels.

             The Company's ability to generate sales growth and profitability in the long-term future will be dependent in large part on (i) the Company's ability to identify, develop and publish "hit" Software titles for the hardware platforms that are established in the mass market, (ii) the growth of the interactive entertainment Software market for the next generation Entertainment Platforms and Multimedia/PC Systems and (iii) the Company's ability to develop and generate revenues from its other entertainment operations.

          Results of Operations

             The following table sets forth certain statements of consolidated earnings data as a percentage of net revenues for the periods indicated:

                                                                 Three Months Ended                        Six Months Ended
                                                             February 29,     February 28,         February 29,      February 28,
                                                                1996              1995                  1996              1995
                                                                ----              ----                  ----              ----
          Domestic revenues                                      60.6%            81.5%                 67.0%             75.7%
          Foreign  revenues                                      39.4             18.5                  33.0              24.3
                                                                 ----             ----                  ----              ----
             Net revenues                                       100.0            100.0                 100.0             100.0
          Cost of revenues                                       73.6             45.5                  60.9              46.4
                                                                 ----             ----                  ----              ----
             Gross profit                                        26.4             54.5                  39.1              53.6
          Special cartridge video charge                        109.4              ---                  28.2               ---
          Selling, advertising, general and
             administrative expenses                             92.6             38.3                  52.9              36.4
          Operating interest                                      4.4              0.6                   1.7               0.6
          Depreciation and amortization                           7.9              1.3                   4.0               1.1
                                                                  ---              ---                   ---               ---
             Total operating expenses                           214.3             40.2                  86.8              38.1
          (Loss) earnings from operations                      (188.0)            14.3                 (47.7)             15.5
          (Loss) earnings before income taxes                  (177.0)            14.7                 (45.2)             15.6
          Net (loss) earnings                                  (119.3)             8.6                 (30.4)              9.2

          Net Revenues

             The decrease in the Company's net revenues from $161.3 million for the quarter ended February 28, 1995 to $46.8 million for the quarter ended February 29, 1996 and from $325.6 million for the six months ended February 28, 1995 to $181.2 million for the six months ended February 29, 1996 was predominantly due to reduced unit sales of 16-bit Software, increased returns and allowances relating primarily to 16-bit Software and a reduction in average prices for sales of 16-bit Software. To date, the Company has not generated material revenues from any of its operations other than Software publishing and no assurance can be given that the Company will be able to generate such revenues in the future.

             The Company is substantially dependent on Sony, Sega and Nintendo as the sole manufacturers of the hardware platforms marketed by them and as the sole licensors of the proprietary information and technology needed to develop Software for those platforms. See "Other Information." For the quarters ended February 28, 1995 and February 29, 1996, the Company derived 47% and 25% of its gross revenues, respectively, from sales of Nintendo-compatible Software and 46% and 41% of its gross revenues, respectively, from sales of Sega-compatible Software. In addition, during the quarter ended February 29, 1996, the Company derived 18% of its gross revenues from sales of Software for the Sony PlayStation. The Company anticipates that the proportion of its revenues derived from Nintendo-compatible Software will continue to decline during the remainder of fiscal 1996.

             The Company's gross revenues were derived from the following product categories:

                                                                Three Months Ended                         Six Months Ended
                                                           February 29,     February 28,          February 29,       February 28,
                                                                 1996             1995                  1996              1995
                                                                 ----             ----                  ----              ----
             Portable Software                                    7.0%             8.0%                  9.0%             10.0%
             16-Bit Software                                     45.0             81.0                  56.0              81.0
             Multimedia/PC and next generation Software          46.0              7.0                  32.0               6.0
             Other                                                2.0              4.0                   3.0               3.0


          Gross Profit

             Gross profit fluctuates as a result of six factors: (i) the level of returns and allowances; (ii) the average unit price obtained for sales of the Company's 16-bit Software; (iii) the level of manufacture by the Company of its Software; (iv) the percentage of CD Software sales; (v) the percentage of foreign sales and (vi) the percentage of foreign sales to third party distributors.

             The Company's gross profit is adversely impacted by increases in returns and allowances to retailers and reduced average unit prices obtained for sales of its 16-bit Software.

             The Company arranges for the manufacture of its Sega Software under a license granted by Sega. See "Other Information." The Company believes that it has improved cash flows and better control over the flow of its inventory as a result of the decreased lead time resulting from its ability to manufacture Software. The cost of Software manufactured by the Company, together with the royalties payable to Sega for such manufacturing, is lower than the cost of the Company's Software products when manufactured by Sega. The royalty payable to Sega for Software manufactured by the Company is included as an operating expense, rather than as part of cost of revenues, and increased levels of manufacturing by the Company result in higher gross profit as a percentage of net revenues.

             The Company's margins on sales of CD Software are higher than those on cartridge Software as a result of significantly lower product costs. As the percentage of sales of the Company's CD Software increases, the Company expects that its gross margin will also increase (subject to the other variables listed above).

             The Company's margins on foreign cartridge Software sales are typically lower than those on domestic sales due to higher prices charged by hardware licensers for Software distributed by the Company outside North America. The Company's margins on foreign cartridge Software sales to third party distributors are approximately one-third lower than those on sales that the Company makes directly to foreign retailers.

             Management anticipates that the Company's future gross profit will be affected by (i) the Company's product mix (i.e. the percentage of CD Software sales and sales related to the Company's new businesses) and (ii) the percentage of returns, price protection and other similar concessions in respect of the Company's Software sales. The Company's gross margins on coin-operated video arcade games are anticipated to be substantially lower than on its CD Software. Although gross margins on sales of CD Software are, and are anticipated to continue to be, higher than those on sales of cartridge Software, management believes that it will be required to effect stock-balancing programs for its personal computer CD Software products to allow for their historically higher rate of return. As the percentage of sales of personal computer CD Software products increases, management anticipates that its reserves for such returns will increase, thereby offsetting a portion of the higher gross margins generated from CD Software sales.

             Gross profit decreased from $87.8 million (55% of net revenues) for the quarter ended February 28, 1995 to $12.3 million (26% of net revenues) for the quarter ended February 29, 1996 and from $174.5 million (54% of net revenues) for the six months ended February 28, 1995 to $70.9 million (39% of net revenues) for the six months ended February 29, 1996. The decrease is primarily attributable to lower sales volume, lower average prices of 16-bit Software and higher returns and discounts offset, in part, by higher gross profit from sales of the Company's Software for Multimedia/PC Systems.

             The Company purchases substantially all of its products at prices payable in United States dollars. Appreciation of the yen could result in increased prices charged by Sony, Sega or Nintendo to the Company (although, to date, none of them has effected such a price increase), which the Company may not be able to pass on to its customers and which could adversely affect its results of operations.

          Cartridge Market Exit Charge

             A special cartridge video charge of $51.2 million was recorded for the quarter ended February 29, 1996, consisting of provisions of $28.9 million, $20.1 million and $2.2 million, respectively, to adjust accounts receivable, inventories and prepaid royalties at February 29, 1996 to their estimated net realizable values in conjunction with management's decision to exit the portable and 16-bit cartridge market. See " -- Overview." As part of its 16-bit and portable cartridge market exit strategy, the Company may release up to three new 16-bit Software titles currently in development and one additional 16-bit Software title in Europe. The Company intends to continue to sell its existing 16-bit and portable cartridge Software inventory and may, if requested by a retailer, produce additional units of the particular title(s) so requested on a special order basis. As the Company implements its exit strategy, the sale of 16-bit and portable Software may have an adverse effect on the Company's gross margin percentages in future periods. There can be no assurance that the Company will not record additional charges in future periods relating to its exit from the portable and 16-bit cartridge market.

          Operating Expenses

             Selling, advertising, general and administrative expenses decreased from $61.8 million (38% of net revenues) for the quarter ended February 28, 1995 to $43.3 million (93% of net revenues) for the quarter ended February 29, 1996 and from $118.5 million (36% of net revenues) for the six months ended February 28, 1995 to $95.9 million (53% of net revenues) for the six months ended February 29, 1996. The dollar decrease is primarily attributable to lower variable costs incurred by the Company (due to lower net revenues) which were offset, in part, by increased product development expenses attributable to the acquisition of two Software development companies in the first quarter of fiscal 1996. The percentage increase is primarily attributable to the increased returns and allowances discussed above.

             Operating interest expense increased from $1.0 million (0.6% of net revenues) for the quarter ended February 28, 1995 to $2.1 million (4% of net revenues) for the quarter ended February 29, 1996 and from $1.9 million (0.6% of net revenues) for the six months ended February 28, 1995 to $3.1 million (2% of net revenues) for the six months ended February 29, 1996. The increase is primarily attributable to higher outstanding balances under the Company's principal credit facility during the quarter and six months ended February 29, 1996.


             Depreciation and amortization increased from $2.0 million (1% of net revenues) for the quarter ended February 28, 1995 to $3.7 million (8% of net revenues) for the quarter ended February 29, 1996 and from $3.6 million (1% of net revenues) for the six months ended February 29, 1995 to $7.2 million (4% of net revenues) for the six months ended February 29, 1996. The increase is primarily attributable to increased depreciation relating to the acquisition of the Company's new corporate headquarters and increased amortization of the excess of costs over net assets acquired relating to the acquisition of Iguana Entertainment, Inc.

             The Company's ability to control its fixed operating expenses will have a direct impact on the Company's earnings during the near-term future (until the transition to the next generation Entertainment Platforms and Multimedia/PC Systems is complete).

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

          Liquidity and Capital Resources

             The Company's primary source of liquidity during the quarter and six months ended February 28, 1995 and February 29, 1996 was cash flows from operations and, to a lesser extent, from the sale during the quarters ended February 28, 1995 and February 29, 1996 of a portion of the shares of TCI's Class A common stock received in exchange for shares of the Company's common stock.

             The Company generally purchases inventory, other than inventory manufactured domestically, by opening letters of credit when placing the purchase order. At February 28, 1995 and February 29, 1996, amounts outstanding under letters of credit were approximately $14.6 million and $2.8 million, respectively.

             The Company has a revolving credit and security agreement with its principal domestic bank in the amount of $70 million, which agreement expires on January 31, 1997. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined on a formula based on factored receivables and inventory, which advances are secured by the Company's assets. This bank also acts as the Company's factor for the majority of its North American receivables, which are assigned on a nonrecourse, pre-approved basis. The factoring charge is 0.25% of the receivables assigned and the interest on advances is at the bank's prime rate minus one half percent. The Company received a waiver with respect to its failure to meet, at February 29, 1996, two financial covenants made under the agreement. At February 29, 1996, the Company had approximately $30 million available under such facility.


             The Company currently has a $30 million trade finance facility with another bank. The Company's Asian and European subsidiaries currently have independent facilities totaling approximately $20 million and $25 million, respectively, with various banks.

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

             In April 1996, the Company completed a mortgage financing related to its corporate headquarters with Natwest Bank USA in the principal amount of approximately $7 million. The Company is in breach of one financial covenant made in connection with such financing. The lender has advised the Company that it will grant a waiver with respect to such covenant. If the waiver is not received, the Company would be required to repay the amount of the loan in full.

             Management believes that cash flow from operations and the Company's borrowing facilities will be adequate to provide for the Company's liquidity and capital needs for the foreseeable future.

              The Company is party to class action litigations relating to its press release announcing revised earnings and income for fiscal 1995. See "Legal Proceedings." The Company is also party to a class action litigation relating to the nonrenewal of the Company's license agreement with WMS Industries, Inc. The Company is party to various litigations arising in the course of its business the resolution of none of which, the Company believes, will have a material adverse effect on the Company's results of operations, liquidity or financial condition.

                                   PART II
                              OTHER INFORMATION

          Item 1.  Legal Proceedings.

              In December 1995, the Company was sued in actions (the "Actions") entitled (i) Mohammed Ali Kahn v. Gregory E. Fischbach, James Scoroposki, Robert Holmes and Acclaim Entertainment, Inc. (CV 95
          4983), (ii) Richard J. Wenski, individually and on behalf of all other persons similarly situated, v. Acclaim Entertainment, Inc., Gregory Fischbach, Robert Holmes and Anthony Williams (CV 95 4996), (iii) Yosef Stern v. Acclaim Entertainment, Inc.; Gregory E. Fischbach; James Scoroposki; Robert Holmes and Anthony Williams (CV 95 4990),
          (iv) Marc Jaffe, on behalf of himself and all others similarly situated, v. Acclaim Entertainment, Inc., Gregory E. Fischbach, James Scoroposki, Robert Holmes , and Anthony Williams (CV 95 4989), (v) Robert Bloom v. Acclaim Entertainment, Inc. and Robert Holmes (CV 95
          4993), (vi) James Bencivenga, on behalf of himself and all others similarly situated, v. Gregory E. Fischbach, James Scoroposki, Robert Holmes, Anthony Williams and Acclaim Entertainment, Inc. (CV 95 4985),
          (vii) Henry Vredeveld, on behalf of himself and all others similarly situated, v. Anthony Williams, Acclaim Entertainment, Inc. (CV 95
          4979), (viii) Michael Leitzes, individually and on behalf of all others similarly situated, v. Acclaim Entertainment, Inc., Robert Holmes and George Fischbach (CV 95 5004), (ix) Alan Yakuboff, on behalf of himself and all others similarly situated, v. Acclaim Entertainment, Inc., Gregory E. Fischbach, James Scoroposki and Anthony Williams (CV 95 5017), (x) Robert K. Williams III, individually and on behalf of all others similarly situated, v. Acclaim Entertainment, Inc.; Gregory E. Fischbach; James Scoroposki; Robert Holmes and Anthony Williams (CV 95 5107), (xi) Perkins Partnership Ltd. v. Acclaim Entertainment, Inc., Gregory E. Fischbach, Robert Holmes and Anthony Williams (CV 95 4998), (xii) Robert Bernard
          v. Acclaim Entertainment Inc., Gregory E. Fischbach, Robert Holmes and Anthony Williams (CV 95 5022), (xiii) Anne B. Caveliere and Sharon L. Robbins, on behalf of themselves and all others similarly situated, v. Acclaim Entertainment, Inc., Gregory Fischbach, and James Scoroposki (CV 95 5023), (xiv) Joan J. Gordon, on behalf of herself and all other persons similarly situated, v. Acclaim Entertainment, Inc., Gregory E. Fischback, James Scoroposki, Robert Holmes and Anthony Williams (CV 95
          5047), (xv) George H. Gray, individually and on behalf of all others similarly situated v. Acclaim Entertainment, Inc., Robert Holmes and Anthony Williams (CV 95 5039), (xvi) Chad Chuang, Powen Su, Jason Hedeen, Eugene Breault, William McClurkin and William C. McClurkin, on behalf of themselves and all others similarly situated, v. Acclaim Entertainment, Inc., Gregory E. Fischbach, Robert Holmes and Anthony Williams (CV 95 5263) and (xvii) Robert Lott, on behalf of himself and all others similarly situated v. Anthony Williams and Acclaim Entertainment, Inc. (CV 95 5136), all in the United States District Court in the Eastern District of New York. The individual named defendants are directors and/or officers of the Company.

              The Company was also sued in an action (the "Campbell Action") entitled Adrienne Campbell, individually and on behalf of all others similarly situated, v. Acclaim Entertainment, Inc., Anthony R. Williams; James Scoroposki; and Robert Holmes (C 95-04395) filed in December 1995 in the United States District Court in the Northern District of California. The individual named defendants in this action are directors and/or executive officers of the Company.

              The plaintiffs in the Actions and in the Campbell Action, on behalf of a class of the Company's stockholders, claim unspecified damages arising from alleged violations of the anti-fraud provisions of the federal securities laws relating to, among other things, (i) the Company's October 17, 1995 announcement of its results of operations for the fiscal year ended August 31, 1995, which was subsequently revised by the Company's December 4, 1995 announcement reflecting a decision to defer $18 million of revenues and $10.5 million of net income previously reported for the fiscal year ended August 31, 1995 and (ii) the alleged misleading nature of prior public disclosures and announcements made by the Company. In addition, in the Campbell Action, the plaintiffs also allege certain common law causes of action. Additional actions may be brought against the Company and its officers and directors arising from the matters described above. The Company has directors' and officers' liability insurance which may cover a portion of the liability asserted in the Actions and in the Campbell Action. The Company intends to defend the Actions and the Campbell Action vigorously. No assurance can be given that the resolution of the Actions and the Campbell Action and/or future actions will not have a material adverse effect on the Company's results of operations and liquidity for the quarter in which any such resolution occurs.

              On April 8, 1996, the Securities and Exchange Commission issued an order directing a private investigation relating to, among other things, the Company's earnings estimate for fiscal 1995. The Company intends fully to cooperate with the Commission in its investigation.

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

              In December 1995, the former directors and/or officers of Lazer-Tron were sued in an action entitled Adrienne Campbell and Donna Sizemore, individually and on behalf of all others similarly situated
          v. Norman B. Petermeier; Matthew F. Kelly, Bryan M. Kelly; Morton Grosser; Bob K. Pryt; Roger V. Smith; and DOES I through 50, inclusive (Civil No. 760717-4) in the Superior Court of the State of California,

          County of Alameda. The plaintiffs, on behalf of a class of Lazer-Tron's stockholders, claim unspecified damages based on allegations that, as a result of the lack of due diligence by the named defendants in fully investigating the proposed acquisition by the Company of Lazer-Tron, the defendants breached their fiduciary duties to Lazer-Tron's stockholders. In connection with the acquisition of Lazer-Tron, Acclaim agreed to cause Lazer-Tron to honor, for at least six years, all rights of indemnification in favor of the former directors and officers contained in the articles of incorporation and by-laws of Lazer-Tron and in indemnification agreements between Lazer-Tron and such persons. Acclaim also agreed to cause Lazer-Tron to use its best efforts to maintain in effect directors' and officers' liability insurance covering the former directors and officers and, if Lazer-Tron is unable to maintain such insurance, has agreed to indemnify each of Lazer-Tron's former directors and officers for any and all losses which each may suffer on the same or similar terms and dollar limitations (not to exceed $1,000,000 in the aggregate) as the insurance in place prior to the acquisition by the Company of Lazer-Tron. At the present time, Lazer-Tron has directors' and officers' liability insurance which may cover a portion of the liability asserted in this action.

          Item 5.  Other Information

              In April 1992, the Company entered into an agreement with Sega (the "Sega Agreement") and has certain other arrangements with Sega, pursuant to which the Company received the nonexclusive right to utilize the "Sega" name and its proprietary information and technology in order to develop and distribute Software titles for use with various Sega platforms. The Sega Agreement, as amended, expired on December 31, 1995. The Company is currently negotiating a new agreement with Sega. In the interim, the Company and Sega are continuing to operate in the ordinary course under the terms of the expired Sega Agreement and such arrangements. The Company believes that the terms of any such new agreement will not impose materially greater obligations on the Company than the Sega Agreement although there can be no assurance of that result. No assurance can be given that the Company will be successful in negotiating a new agreement.

          Item 6.  Exhibits and Reports on Form 8-K

                    (a) Exhibits

          Exhibit No.                   Description

             10.1* License Agreement, dated as of December 14, 1994, by and between Sony Computer Entertainment of America and the Company

          ------------
          * Confidential treatment has been requested with respect to certain information contained in this exhibit.

                    (b) Reports on Form 8-K

                                        None.




                                       SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              ACCLAIM ENTERTAINMENT, INC.


         By:  Robert Holmes                      April 15, 1996
            -------------------
              Robert Holmes,
              President and
              Chief Operating Officer


         By:  Anthony Williams                   April 15, 1996
            --------------------
              Anthony Williams,
              Executive Vice President and
              Chief Financial and Accounting Officer