Form 10-Q/A
period 1995-11-30
ACCLAIM ENTERTAINMENT INC
filed 1996-04-22
CIK 804888

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1995


                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

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


             The registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the fiscal year ended November 30, 1995 as set forth in the pages attached hereto:

             Item 1.   Financial Statements

             Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Item 1.                   Financial Statements.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in 000s, except per share data)


                                             November 30,     August 31,
                                                 1995            1995
                                                 ----            ----
ASSETS
CURRENT ASSETS
Cash and cash equivalents                      $ 29,534        $ 44,749
Marketable equity securities                     26,869          26,503
Accounts receivable - net                       161,924         179,311
Inventories                                      34,086          16,015
Prepaid expenses                                 42,523          41,083
Other current assets                             18,887          18,825
                                               --------        --------
TOTAL CURRENT ASSETS                            313,823         326,486
                                               --------        --------

OTHER ASSETS
Fixed assets - net                               38,551          33,970
Excess of cost over net assets acquired -
  net of accumulated amortization of
  $10,006 and $9,091, respectively               58,922          59,837
Other assets                                     24,878          33,186
                                               --------        --------
TOTAL ASSETS                                   $436,174        $453,479
                                               --------        --------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Trade accounts payable                         $ 36,440        $ 49,072
Short-term borrowings                             2,559           4,233
Accrued expenses                                 43,245          47,017
Income taxes payable                                864             180
Current portion of long-term debt                23,696          25,196
Obligation under capital leases - current           283             333
                                               --------        --------
TOTAL CURRENT LIABILITIES                       107,087         126,031
                                               --------        --------

LONG-TERM LIABILITIES
Obligation under capital leases - noncurrent        555             408
Other long-term liabilities                          12              53
                                               --------        --------
TOTAL LIABILITIES                               107,654         126,492
                                               --------        --------

MINORITY INTEREST                                 1,560           1,628


COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,000
  shares authorized;
   None issued                                     ----            ----
Common stock, $0.02 par value; 100,000
  and 50,000 shares authorized,
  respectively; 49,850 and 46,281
  shares issued and outstanding,
  respectively                                      997             926
Additional paid in capital                      172,426         168,785
Retained earnings                               151,321         153,141
Treasury stock                                     (807)           (807)
Unrealized gain on available-for-sale
  securities                                      2,716           2,503
Foreign currency translation adjustment             307             811
                                               --------        --------
TOTAL STOCKHOLDERS' EQUITY                      326,960         325,359
                                               --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                       $436,174        $453,479
                                               --------        --------

See note to consolidated financial statements.



                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED EARNINGS
                       (in 000s, except per share data)


                                            Three Months Ended
                                                November 30,
                                          1995               1994
                                          ----               ----
NET REVENUES                            $134,447           $164,304
COST OF REVENUES                          75,863             77,665
                                        --------           --------
GROSS PROFIT                              58,584             86,639
                                        --------           --------

OPERATING EXPENSES
Selling, advertising, general and
  administrative expenses                 52,583             56,719
Operating interest                         1,032                885
Depreciation and amortization              3,497              1,599
                                        --------           --------
TOTAL OPERATING EXPENSES                  57,112             59,203
                                        --------           --------

EARNINGS FROM OPERATIONS                   1,472             27,436
                                        --------           --------

OTHER INCOME (EXPENSE)
Interest income                              831                434
Interest expense                            (592)              (830)
Other (expense) income                      (836)               226
                                        --------           --------

EARNINGS BEFORE INCOME TAXES                 875             27,266

PROVISION FOR INCOME TAXES                   350             11,308
                                        --------           --------

NET EARNINGS BEFORE MINORITY INTEREST        525             15,958
                                        --------           --------

MINORITY INTEREST                            (70)               ---
                                        --------           --------

NET EARNINGS                                $595            $15,958
                                        --------           --------

NET EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE                  $0.01              $0.34
                                        --------           --------

WEIGHTED AVERAGE NUMBER OF

  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                      56,640             47,497
                                        --------           --------

See note to consolidated financial statements.



                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                       (in 000s, except per share data)



                                           Preferred Stock  (1)          Common Stock
                                                  Issued                    Issued
                                           --------------------       -------------------
                                                                                            Additional
                                                                                              Paid-In
                                          Shares        Amount        Shares       Amount     Capital
                                          ------        ------        ------       ------     -------
Balance August 31, 1993                    ---           ---          37,259        $745      $38,377
                                          ------        ------        ------       ------     -------
Net Earnings                               ---           ---            ---          ---         ---
Issuances                                  ---           ---             971          19       14,981
Exercise of Stock Options                  ---           ---           1,118          23        7,435
Tax Benefit from Exercise of
  Stock Options                            ---           ---            ---          ---        8,453
Foreign Currency Translation Gain          ---           ---            ---          ---         ---
                                          ------        ------        ------       ------     -------
Balance August 31, 1994                    ---           ---          39,348         787       69,246
                                          ------        ------        ------       ------     -------
Net Earnings                               ---           ---            ---          ---         ---
Issuances                                  ---           ---           5,182         104       83,659
Exercise of Stock Options                  ---           ---             628          13        4,170
Pooling of Interests with Lazer-Tron       ---           ---           1,123          22       10,609
Tax Benefit from Exercise of
  Stock Options                            ---           ---            ---          ---        1,101
Foreign Currency Translation Gain          ---           ---            ---          ---         ---
Unrealized Gain on
  Marketable Securities                    ---           ---            ---          ---         ---
                                          ------        ------        ------       ------     -------
Balance August 31, 1995                    ---           ---          46,281         926      168,785
                                          ------        ------        ------       ------     -------
Net Earnings                               ---           ---            ---          ---         ---
Exercise of Stock Options and
  Warrants                                 ---           ---             359           7        3,196
Pooling of Interests with Sculptured
  and Probe                                ---           ---           3,210          64          (64)
Tax Benefit from Exercise of
  Stock Options                            ---           ---            ---          ---          509
Foreign Currency Translation Loss          ---           ---            ---          ---         ---
Unrealized Gain on
  Marketable Securities                    ---           ---            ---          ---         ---
                                          ------        ------        ------       ------     --------
Balance November 30, 1995                  ---           ---          49,850        $997      $172,426
                                          ======        ======        ======       ======     ========


                                                                  Unrealized     Foreign
                                                                    Gain On      Currency
                                         Retained     Treasury    Marketable   Translation
                                         Earnings       Stock     Securities    Adjustment     Total
                                         --------       -----     ----------    ----------     -----
Balance August 31, 1993                   $61,516        $(807)        ---        $(2,964)    $96,867
                                         --------       ------     ---------    ---------     -------
Net Earnings                               45,055          ---         ---           ---       45,055
Issuances                                    ---           ---         ---           ---       15,000
Exercise of Stock Options                    ---           ---         ---           ---        7,458
Tax Benefit from Exercise of
  Stock Options                              ---           ---         ---           ---        8,453
Foreign Currency Translation Gain            ---           ---         ---          2,410       2,410
                                         --------       ------     ---------    ---------     -------
Balance August 31, 1994                   106,571         (807)        ---           (554)    175,243
                                         --------       ------     ---------    ---------     -------
Net Earnings                               44,770          ---         ---           ---       44,770
Issuances                                    ---           ---         ---           ---       83,763
Exercise of Stock Options                    ---           ---         ---           ---        4,183
Pooling of Interests with Lazer-Tron        1,800          ---         ---           ---       12,431
Tax Benefit from Exercise of
  Stock Options                              ---           ---         ---           ---        1,101
Foreign Currency Translation Gain            ---           ---         ---          1,365       1,365
Unrealized Gain on
  Marketable Securities                      ---           ---       $2,503          ---        2,503
                                         --------       ------     ---------    ---------     -------
Balance August 31, 1995                   153,141         (807)       2,503           811     325,359
                                         --------       ------     ---------    ---------     -------
Net Earnings                                  595          ---         ---           ---          595
Exercise of Stock Options and
  Warrants                                   ---           ---         ---           ---        3,203
Pooling of Interests with Sculptured
  and Probe                                (2,415)         ---         ---           ---       (2,415)
Tax Benefit from Exercise of
  Stock Options                              ---           ---         ---           ---          509
Foreign Currency Translation Loss            ---           ---         ---           (504)       (504)
Unrealized Gain on
  Marketable Securities                      ---           ---          213          ---          213
                                         --------       ------     ---------    ---------     -------
Balance November 30, 1995                $151,321        $(807)      $2,716          $307    $326,960
                                         ========       ======     =========    =========     =======


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


                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                       (in 000s, except per share data)

                                                 Three Months Ended
                                                    November 30,
                                               ---------------------
                                               1995             1994
                                               ----             ----
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES
Cash received from customers                 $163,468         $180,165
Cash paid to suppliers and employees         (178,742)        (180,048)
Interest received                                 831              434
Interest paid                                  (1,624)          (1,715)
Income taxes (paid) refunded                      375           (2,166)
                                             --------         --------
NET CASH (USED IN) OPERATING ACTIVITIES       (15,692)          (3,330)
                                             --------         --------

CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES
Acquisition of subsidiaries, net                7,161            7,255
Sale of marketable equity securities             ----              305
Acquisition of fixed assets, excluding
  capital leases                               (5,373)          (4,215)
Disposal of fixed assets                           59              263
Acquisition of other assets                      (674)          (4,686)
                                             --------         --------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                          1,173           (1,078)
                                             --------         --------

CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES
Proceeds from short-term borrowings               128            3,749
Repayment of short-term borrowings             (2,153)          (1,295)
Payment of mortgage                              ----              (22)
Exercise of stock options and warrants          3,202              582
Payment of obligation under capital leases        (53)             (62)
Issuance of common stock                         ----              871
Payment of long-term debt                      (1,539)            ----
                                             --------         --------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                           (415)           3,823
                                             --------         --------

EFFECT OF EXCHANGE RATE
    CHANGES ON CASH                              (281)             496
                                             --------         --------

NET (DECREASE) IN CASH                        (15,215)             (89)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                  44,749           34,676
                                             --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $ 29,534         $ 34,587
                                             --------         --------

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Continued)
                       (in 000s, except per share data)

                                                          Three Months Ended
                                                              November 30,
                                                         -------------------
                                                            1995       1994
                                                         --------    -------
RECONCILIATION OF NET EARNINGS TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net Earnings                                             $    595    $15,958
                                                         --------    -------
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
        Depreciation and amortization                       3,497      1,599
        Increase (Decrease) in allowance for returns
          and discounts                                     2,895     (1,507)
        Deferred income taxes                                (151)       783
        Loss on investment in marketable equity
          securities                                         ----        154
        Minority interest in net earnings of
          consolidated subsidiary                             (70)      ----
        Other non-cash charges                                669       ----
        Change in assets and liabilities:
        Decrease in accounts receivable                    22,132      9,044
        (Increase) in inventories                         (18,104)    (1,449)
        (Increase) in prepaid expenses                     (3,237)    (6,278)
        (Increase) Decrease in other current assets          (276)       859
        (Increase) in advance payment to suppliers           ----       (160)
        (Decrease) in trade accounts payable              (13,420)   (31,225)
        (Decrease) Increase in accrued expenses           (10,948)     1,391
        Increase in income taxes payable                      726      7,501
                                                         --------    -------
Total adjustments                                         (16,287)   (19,288)
                                                         --------    -------

NET CASH (USED IN) OPERATING ACTIVITIES                  $(15,692)   $(3,330)
                                                         ========    =======

Supplemental schedule of noncash investing and financing activities:

     In fiscal 1995, the Company purchased all of the capital stock of Iguana Entertainment, Inc. for $5,513, net of cash received. In connection with the acquisition, liabilities assumed were as follows:

          Fair value of assets acquired           $9,179
          Cash paid for the capital stock         (5,513)
                                                  ------
          Liabilities assumed                     $3,666
                                                  ------

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



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Overview

             Acclaim Entertainment, Inc. ("Acclaim"), together with its subsidiaries (Acclaim and its subsidiaries are collectively hereinafter referred to as the "Company"), is a mass market entertainment company whose principal business to date has been as a leading publisher of interactive entertainment software
("Software") for use with interactive entertainment hardware platforms. The Company also engages in (i) the development and publication of comic books, which commenced in July 1994 through the acquisition of Acclaim Comics, Inc. ("Acclaim Comics"), formerly Voyager Communications, Inc., (ii) the distribution of Software for affiliated labels, which commenced in the first quarter of fiscal 1995, (iii) the marketing of its motion capture technology and studio services, which commenced in the first quarter of fiscal 1995 and (iv) the distribution of coin-operated, location-based ticket redemption games, which commenced in August 1995 through the acquisition of Lazer-Tron Corporation
("Lazer-Tron"). The Company plans to engage in the distribution of coin-operated video arcade games, commencing in the spring of 1996, and the electronic distribution of Software through the partnership (the "Joint Venture") established in October 1994 between a subsidiary of Acclaim and a subsidiary of Tele-
Communications, Inc. ("TCI"), commencing not earlier than fiscal
1997.

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


             The interactive entertainment industry is currently undergoing, and management anticipates that in both the short- and long-term future it will continue to undergo, significant changes due, in large part, to (i) the introduction of the next generation of Entertainment Platforms incorporating 32- and 64-bit processors, (ii) the success of personal computer/compact disk/multimedia hardware systems ("Multimedia/PC Systems"), (iii) the development of remote and electronic delivery systems and
(iv) the entry and participation of new companies in the industry. The new hardware platforms are equipped with read-only memory ("ROM") cartridges, compact disk ("CD") and/or other technologies as the dominant software storage device.

             Sega and Sony Corporation ("Sony") launched 32-bit CD-based systems in Japan in November 1994. Sega shipped limited quantities of its Saturn system in the United States commencing in May 1995 and Sony released its PlayStation(Trademark) system in the United States in September 1995. In fiscal 1995, the Company commenced the development and sale of Software for Sega's Saturn system and for Sony's PlayStation(Trademark). Nintendo has announced plans to release Ultra 64, its new 64-bit ROM cartridge-based system, in Japan in the spring of 1996 and Matsushita has announced plans to release M2, the 64-bit CD-based hardware system licensed by it from The 3DO Company ("3DO") by the end of 1996. In 1993, Sega introduced the Sega CD, a CD player which consists of an attachment for its 16-bit Genesis system. Additional CD platforms, including personal computer systems for which Software products are published, are currently marketed by Philips, Commodore, Apple, IBM, IBM-compatible manufacturers and 3DO.
Atari launched Jaguar, its 64-bit cartridge-based system, in November 1993 and Sega launched 32X, its 32-bit cartridge-based attachment for its 16-bit Genesis system, in November 1994. The
Company developed and sold Software for Sega's CD system during fiscal 1994 and 1995 and for Sega's 32X system during fiscal
1995.

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

             Based on the decline of the 16-bit hardware market and the related slow-down in retail sell-through of 16-bit Software published by the Company as well as on an industry-wide basis, management believes that, in order to reduce inventory levels, certain retailers have reduced purchases of the Company's 16-bit
Software as compared to prior fiscal quarters and that these and other retailers will continue to reduce purchases of the Company's 16-bit Software over the next several fiscal quarters.
Management believes that such reduction in retail purchasing has resulted in a decline in the Company's revenues as discussed below. The slow-down in retail sell-through of 16-bit Software has caused and could continue to cause increased retail inventories which, in turn, caused and could continue to cause the Company to liquidate excess inventory levels at retail by offering price protection and other concessions to its customers in future periods. As the transition to the next generation of Entertainment Platforms continues and as new Entertainment
Platforms and Multimedia/PC Systems achieve market acceptance, management believes that the risk of returns of the Company's
16-bit Software titles has increased and will continue to

increase. No assurance can be given that future price protection, returns and other similar concessions will not exceed the Company's reserves for such concessions and, if so exceeded, the Company's results of operations and financial condition will be materially adversely affected. In addition, the Company has incurred and expects to continue to incur higher marketing expenses, which higher expenses are anticipated to affect adversely the Company's profitability.

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

             The timing of the release of Software products can cause quarterly revenue and earnings fluctuations. A significant portion of the Company's revenues in any quarter are generally derived from Software products or families of products first shipped in that quarter. Product development schedules are difficult to predict due, in large part, to the difficulty of scheduling accurately the creative process and, with respect to Software for new hardware platforms, the use of new development tools and the learning process associated with development for new technologies, including the Company's own motion capture and related technologies. As the industry trend toward more sophisticated Entertainment Platforms and Multimedia/PC Systems continues, the related Software products frequently include more original, creative content and are more complex to develop and, accordingly, cause additional development and scheduling risk. As a result, the Company's quarterly results of operations are difficult to predict and the failure to meet product development schedules or even minor delays in product deliveries could cause a shortfall in shipments in any given quarter (such as, for example, the 32-bit software versions of Quarterback Club '96 which management had anticipated shipping, but which were not actually shipped, in the first quarter of fiscal 1996), which could cause the results of operations and net income for such quarter to fall significantly below anticipated levels.

             Retail sales for pre-Christmas and Christmas 1995 generally fell short of the Company's expectations. Additionally, sales of the Company's Software continued to be adversely impacted during the quarter ended November 30, 1995 due to the continuing decline of the market for Software for 16-bit Entertainment Platforms and the related transition to Multimedia/PC Systems and the next generation of Entertainment Platforms. Management believes that the market for Software for 16-bit Entertainment Platforms supported fewer "hit" and higher-priced titles during the period.
The Company did not release as many "hit" Software products during the quarter ended November 30, 1995 as it had in comparable periods in the past. In addition, the Company was forced to offer concessions (such as returns and allowances) to its retailers in order to manage inventory levels. As a result of the foregoing, the Company's revenues in the first quarter of fiscal 1996 were materially lower than the comparable quarter in fiscal 1995 which, in turn, adversely affected the Company's profitability. Management anticipates that its revenues and profitability during the second quarter of fiscal 1996 will be materially lower than the comparable period in fiscal 1995 and that the Company's results of operations and profitability during fiscal 1996 will be lower than in fiscal 1995.

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



Results of Operations

             The following table sets forth certain statements of consolidated earnings data as a percentage of net revenues for the periods indicated:

                                        Three Months Ended
                                           November 30,
                                        1995          1994
                                        ----          ----
Domestic revenues                       69.3%         70.0%
Foreign revenues                        30.7          30.0
                                       -----         -----
  Net revenues                         100.0         100.0
Cost of revenues                        56.4          47.3
                                       -----         -----
  Gross profit                          43.6          52.7
Selling, advertising, general
  and administrative expenses           39.1          34.5
Operating interest                       0.8           0.5
Depreciation and amortization            2.6           1.0
                                       -----         -----
  Total operating expenses              42.5          36.0
Earnings from operations                 1.1          16.7
Earnings before income taxes             0.7          16.6
Net earnings                             0.4           9.7
                                       =====         =====

Net Revenues

             The decrease in the Company's net revenues from $164.3 million for the quarter ended November 30, 1994 to $134.4 million for the quarter ended November 30, 1995 was predominantly due to reduced unit sales of 16-bit Software and also increased returns and allowances attributable to lower than anticipated retail sales during the pre-Christmas season.

             The Company is substantially dependent on Sony, Sega and Nintendo as the sole manufacturers of the hardware platforms marketed by them and as the sole licensors of the proprietary information and technology needed to develop Software for those platforms. See "Other Information." For the quarters ended
November 30, 1994 and 1995, the Company derived 51% and 43% of its gross revenues, respectively, from sales of Nintendo-compatible Software and 47% and 37% of its gross revenues, respectively, from sales of Sega-compatible Software.
In addition, during the quarter ended November 30, 1995, the Company derived 9.5% of its gross revenues from sales of Software for the Sony PlayStation(Trademark).

             The Company's gross revenues were derived from the following product categories:


                                            Three Months Ended
                                                November 30,
                                              1995        1994
                                              ----        ----
             Portable Software                10.0%       12.0%
             16-Bit Software                  64.0        81.0
             CD console and PC Software       23.0         3.0
             Other                             3.0         4.0

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

Liquidity and Capital Resources

             The Company's primary source of liquidity during the quarters ended November 30, 1994 and 1995 was cash flows from operations. The Company used net cash from operations of approximately $3.3 million in the quarter ended November 30, 1994 and used net cash from operations of approximately $15.7 million during the quarter ended November 30, 1995. The decrease in net cash from operations for the quarter ended November 30, 1995 is primarily attributable to lower cash received from customers due, in large part, to the increased returns and allowances discussed above.

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

             The Company received a waiver, until April 15, 1996 with respect to its failure to meet, at November 30, 1995, two financial covenants made in connection with the Loan, which are required to be met on a quarterly basis. The lender has advised the Company that it intends to amend the financial covenants so that the Company will be in compliance in future periods.
However, since the covenants have not yet been amended, the Company has reclassified the outstanding balance of the Loan as a current liability. If the covenants are not amended on or prior to April 14, 1996 (the date on which the Company is required to certify to the lender its compliance with the financial covenants as of February 29, 1996), the Company fails to meet the current covenants as of February 29, 1996 and the lender does not otherwise waive compliance by the Company with such covenants, the Company would be required to repay the Loan in full on April
14, 1996.


             Management believes that cash flow from operations and the Company's borrowing facilities will be adequate to provide for the Company's liquidity and capital needs for the foreseeable future.

             The Company is party to class action litigations relating to its press release announcing revised earnings and income for fiscal 1995 (see "Legal Proceedings") and to the nonrenewal of the Company's license agreement with WMS Industries Inc. The
Company is also party to various litigations arising in the course of its business, the resolution of none of which, the Company believes, will have a material adverse effect on the Company's liquidity or financial position.


                                  SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment on Form 10-Q/A to its Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ACCLAIM ENTERTAINMENT, INC.




Date:  April 18, 1996                  By   /s/ Anthony R. Williams
                                       -------------------------------
                                       Name:   Anthony R. Williams
                                       Title:  Executive Vice
                                                 President