Form 10-Q
period 1996-05-31
ACCLAIM ENTERTAINMENT INC
filed 1996-07-16
CIK 804888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1996

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

As at July 11, 1996 approximately 49,950,000 shares of Common Stock of the registrant were outstanding.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (in 000s, except per share data)

                                                             May 31,  August 31,
                                                              1996       1995
                                                              ----       ----
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                     $31,785   $44,749
Marketable equity securities                                   13,914    26,503
Accounts receivable - net                                      78,758   179,311
Inventories                                                    19,045    16,015
Prepaid expenses                                               50,760    41,083
Other current assets                                           52,454    18,825
                                                             --------  --------
TOTAL CURRENT ASSETS                                          246,716   326,486
                                                             --------  --------
OTHER ASSETS
Fixed assets - net                                             38,828    33,970
Excess of cost over net assets acquired - net of accumulated
 amortization of $11,837 and $9,091, respectively              56,154    59,837
Other assets                                                   24,375    33,186
                                                             --------  --------
TOTAL ASSETS                                                 $366,073  $453,479
                                                             --------  --------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Trade accounts payable                                        $34,181   $49,072
Short-term borrowings                                           3,080     4,233
Accrued expenses                                               28,347    47,017
Income taxes payable                                            1,523       180
Current portion of long-term debt                               6,641    25,196
Obligation under capital leases - current                         265       333
                                                             --------  --------
TOTAL CURRENT LIABILITIES                                      74,037   126,031
                                                             --------  --------
LONG-TERM LIABILITIES
Long-term debt                                                 20,693       --
Obligation under capital leases - noncurrent                      511       408
Other long-term liabilities                                       783        53
                                                             --------  --------
TOTAL LIABILITIES                                              96,024   126,492
                                                             --------  --------
MINORITY INTEREST                                               1,120     1,628

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,000 shares authorized;
None issued                                                       --        --
Common stock, $0.02 par value; 100,000 shares authorized;
49,949 and 46,281 shares issued and
outstanding, respectively                                       1,003       926
Additional paid in capital                                    178,674   168,785
Retained earnings                                              91,582   153,141
Treasury stock                                                 (1,813)     (807)
Foreign currency translation adjustment                        (2,074)      811
Unrealized gain on marketable equity securities                 1,557     2,503
                                                             --------  --------
TOTAL STOCKHOLDERS' EQUITY                                    268,929   325,359
                                                             --------  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $366,073  $453,479
                                                             --------  --------

                See notes to consolidated financial statements.

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                        (in 000s, except per share data)

                                      Three Months Ended    Nine Months Ended
                                           May 31,               May 31,
                                        1996      1995        1996       1995
                                        ----      ----        ----       ----
NET REVENUES                          $62,639   $107,654    $243,846   $433,231
COST OF REVENUES                       24,456     53,793     134,758    204,913
SPECIAL CARTRIDGE VIDEO CHARGE            --         --       51,168        --
                                      -------   --------    --------   --------
GROSS PROFIT                           38,183     53,861      57,920    228,318
                                      -------   --------    --------   --------
OPERATING EXPENSES
Selling, advertising, general and
 administrative expenses               39,296     35,817     135,173    154,317
Operating interest                      2,150      1,055       5,255      2,967
Depreciation and amortization           3,671      2,796      10,867      6,409
                                      -------   --------    --------   --------
TOTAL OPERATING EXPENSES               45,117     39,668     151,295    163,693
                                      -------   --------    --------   --------
(LOSS) EARNINGS FROM OPERATIONS        (6,934)    14,193     (93,375)    64,625
                                      -------   --------    --------   --------
OTHER INCOME (EXPENSE)
Interest income                           958        542       2,935      1,374
Interest expense                         (593)      (954)     (1,711)    (2,703)
Other income                              565      1,281       4,239      2,665
                                      -------   --------    --------   --------
(LOSS) EARNINGS BEFORE INCOME TAXES    (6,004)    15,062     (87,912)    65,961
                                      -------   --------    --------   --------
(BENEFIT) PROVISION FOR INCOME TAXES   (1,800)     6,235     (28,260)    27,320
                                      -------   --------    --------   --------
NET (LOSS) EARNINGS BEFORE
 MINORITY INTEREST                     (4,204)     8,827     (59,652)    38,641

MINORITY INTEREST                        (236)       (28)       (508)       (28)
                                      -------   --------    --------   --------
NET (LOSS) EARNINGS                   $(3,968)    $8,855    $(59,144)   $38,669
                                      -------   --------    --------   --------
NET (LOSS) EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE               $(0.08)     $0.17      $(1.20)     $0.78
                                      -------   --------    --------   --------
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                    49,940     52,640      49,360     49,705
                                      -------   --------    --------   --------

                See notes to consolidated financial statements.

                                               ACCLAIM ENTERTAINMENT, INC.
                                                     AND SUBSIDIARIES
                                     STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                             (in 000s, except per share data)

                          Preferred
                          Stock (1)      Common Stock                                   Unrealized
                        --------------  --------------                                   Gain On     Foreign
                            Issued          Issued      Additional                      Marketable   Currency
                            ------          ------       Paid-In    Retained  Treasury    Equity    Translation
                        Shares  Amount  Shares  Amount   Capital    Earnings    Stock   Securities  Adjustment      Total
                        ------  ------  ------  ------   -------    --------    -----   ----------  ----------      -----
Balance August 31, 1993   --      --    37,259    $745    $38,377    $61,516     $(807)      --      $(2,964)      $96,867
                         ----    ----   ------  ------   --------    -------   -------     ------    -------      --------
Net Earnings              --      --      --       --        --       45,055       --        --          --         45,055
Issuances                 --      --       971      19     14,981       --         --        --          --         15,000
Exercise of Stock
 Options                  --      --     1,118      23      7,435       --         --        --          --          7,458
Tax Benefit from
 Exercise of Stock
 Options                  --      --      --       --       8,453       --         --        --          --          8,453
Foreign Currency
 Translation Gain         --      --      --       --        --         --         --        --        2,410         2,410
                         ----    ----   ------  ------   --------    -------   -------     ------    -------      --------
Balance August 31, 1994   --      --    39,348     787     69,246    106,571      (807)      --         (554)      175,243
                         ----    ----   ------  ------   --------    -------   -------     ------    -------      --------
Net Earnings              --      --      --       --        --       44,770       --        --          --         44,770
Issuances                 --      --     5,182     104     83,659       --         --        --          --         83,763
Exercise of Stock
 Options                  --      --       628      13      4,170       --         --        --          --          4,183
Pooling of Interests
 with Lazer-Tron          --      --     1,123      22     10,609      1,800       --        --          --         12,431
Tax Benefit from
 Exercise of Stock
 Options                  --      --      --       --       1,101       --         --        --          --          1,101
Foreign Currency
 Translation Gain         --      --      --       --        --         --         --        --        1,365         1,365
Unrealized Gain on
 Marketable Equity
 Securities               --      --      --       --        --         --         --      $2,503        --          2,503
                         ----    ----   ------  ------   --------    -------   -------     ------    -------      --------
Balance August 31, 1995   --      --    46,281     926    168,785    153,141      (807)     2,503        811       325,359
                         ----    ----   ------  ------   --------    -------   -------     ------    -------      --------

Net Loss                  --      --      --       --        --      (59,144)      --        --          --        (59,144)
Issuances of Common
 Stock and Options        --      --       193       4      4,988       --         --        --          --          4,992
Exercise of Stock
 Options and Warrants     --      --       460       9      3,492       --         --        --          --          3,501
Pooling of Interests
 with Sculptured and
 Probe                    --      --     3,015      64        (64)    (2,415)      --        --          --         (2,415)
Tax Benefit from
 Exercise of Stock
 Options                  --      --      --       --       1,473       --         --        --          --          1,473
Purchase of Treasury
 Stock                    --      --      --       --        --         --      (1,006)      --          --         (1,006)
Foreign Currency
 Translation Loss         --      --      --       --        --         --         --        --       (2,885)       (2,885)
Unrealized Loss on
 Marketable Equity
 Securities               --      --      --       --        --         --         --        (946)       --           (946)
                         ----    ----   ------  ------   --------    -------   -------     ------    -------      --------
Balance May 31, 1996      --      --    49,949  $1,003   $178,674    $91,582   $(1,813)    $1,557    $(2,074)     $268,929
                         ----    ----   ------  ------   --------    -------   -------     ------    -------      --------

(1) The Company is authorized to issue 1,000 shares of preferred stock at a par value of $0.01 per share, none of which shares is presently issued and outstanding.

                See notes to consolidated financial statements.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                       (in 000s, except per share data)

                                                       Nine Months Ended
                                                              May 31,
                                                         1996       1995
                                                         ----       ----
CASH FLOWS PROVIDED BY (USED IN)
 OPERATING ACTIVITIES
Cash received from customers                          $422,156   $484,636
Cash paid to suppliers and employees                  (440,985)  (444,918)
Interest received                                        2,935      1,374
Interest paid                                           (6,966)    (5,670)
Income taxes (paid)                                     (2,394)   (20,515)
                                                      --------    -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES    (25,254)    14,907
                                                      --------    -------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES
Sale of marketable equity securities                    14,643     13,141
Acquisition of subsidiaries, net                         7,912      1,742
Acquisition of fixed assets, excluding capital leases  (11,204)   (23,638)
Acquisition of other assets                             (2,068)     2,644
Other investing activities                                 212        --
                                                      --------    -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      9,495     (6,111)
                                                      --------    -------

CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES
Proceeds from short-term borrowings                     12,947      9,337
Repayment of short-term borrowings                     (14,286)   (22,002)
Proceeds from mortgage                                   6,676        --
Payment of mortgage                                       (111)    (1,342)
Issuance of common stock                                     4      1,146
Exercise of stock options                                3,502      1,293
Payment of obligation under capital leases                (166)      (223)
Payment of long-term debt                               (4,613)       --
Other financing activities                                 127        --
                                                      --------    -------


NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      4,080    (11,791)
                                                      --------    -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                 (1,285)    (1,038)
                                                      --------    -------
NET (DECREASE) INCREASE IN CASH                        (12,964)    (4,033)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        44,749     34,676
                                                      --------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $31,785    $30,643
                                                      --------    -------

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Continued)
                       (in 000s, except per share data)

                                                       Nine Months Ended
                                                            May 31,
                                                        1996       1995
                                                        ----       ----
RECONCILIATION OF NET EARNINGS TO NET CASH
 PROVIDED BY (USED IN) OPERATING ACTIVITIES
 Net (Loss) Earnings                                  $(59,144)   $38,669
                                                      --------    -------
 Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
 Depreciation and amortization                          10,867      6,409
 Loss on disposal of equipment                                         18
 Other non-cash charges                                    173
 Gain on sale of marketable equity securities           (3,684)    (1,135)
 Increase (Decrease) in provision for returns and
  discounts                                            109,837    (12,247)
 Deferred income taxes                                  (7,022)     3,817
 Minority interest in net earnings of consolidated
  subsidiary                                              (508)       (28)
 Change in assets and liabilities:
 (Increase) Decrease in accounts receivable             (2,374)    54,065
 (Increase) in inventories                              (3,127)    (2,468)
 (Increase) in prepaid expenses                         (3,836)   (15,926)
 (Increase) in advance payment to suppliers                --      (1,150)
 Decrease in other current assets                        1,288        313
 (Decrease) in trade accounts payable                  (14,280)   (48,711)
 (Decrease) in accrued expenses                        (29,805)    (9,082)
 (Decrease) Increase in income taxes payable           (23,639)     2,363
                                                      --------    -------
 Total adjustments                                      33,890    (23,762)
                                                      --------    -------
NET CASH (USED IN) PROVIDED BY
 OPERATING ACTIVITIES                                 $(25,254)   $14,907
                                                      --------    -------

Supplemental schedule of noncash investing and financing activities:

In fiscal 1995, the Company purchased all of the capital stock of Iguana Entertainment, Inc. for $5,513, net of cash received. In connection with the acquisition, liabilities assumed were as follows:

             Fair value of assets acquired    $5,525
             Cash paid for the capital stock  (5,515)
                                              ------
             Liabilities assumed                 $10
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


     Consolidated earnings for the three and nine months ended May 31, 1995 were restated to reflect the acquisition of Lazer-Tron Corporation on August 30, 1995, which was accounted for as a pooling of interests. Such acquisition did not have a material effect upon previously reported net income, revenues, assets, stockholders' equity or earnings per share of the consolidated entities.



2. Special Cartridge Video Charge - The Company recorded a charge of approximately $51.2 million for the quarter ended February 29, 1996 consisting of provisions of $28.9 million, $20.1 million and $2.2 million, respectively, to adjust accounts receivable, inventories and prepaid royalties at February 29, 1996 to their estimated net realizable values. The charge results from the accelerated decline in the portable and 16-bit cartridge market and management's decision not to continue to support its products in that market in North America.


3. Acquisitions - On October 9, 1995, the Company acquired Sculptured Software, Inc. ("Sculptured") and on October 16, 1995, the Company acquired Probe Entertainment Limited ("Probe"). Sculptured and Probe are developers of interactive video games. Both acquisitions were accounted for as poolings of interests and were effected through the exchange of 3,015 shares of common stock of the Company for all the issued and outstanding shares of Sculptured and Probe. The Company's financial statements for the nine months ended May 31, 1996 include the results of Sculptured and Probe. Prior period financial statements were not restated as these acquisitions did not have a material effect upon the Company's previously reported net income, revenues, assets, stockholders' equity or earnings per share of the consolidated entities.

4. Accounts Receivable - Accounts receivable are comprised of the following:

                                         May 31, 1996  August 31, 1995
                                         ------------  ---------------
   Receivables assigned to factor           $76,500        $155,782
   Less advances from factor                 39,515          37,082
                                            -------        --------
   Due from factor                           36,985         118,700
   Unfactored accounts receivable            47,573          33,093
   Accounts receivable - foreign             21,057          41,743
   Other receivables                          6,173           5,410
   Allowances for returns and discounts     (33,030)        (19,635)
                                            -------        --------
                                            $78,758        $179,311
                                            -------        --------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview


     Acclaim Entertainment, Inc. ("Acclaim"), together with its subsidiaries (Acclaim and its subsidiaries are collectively hereinafter referred to as the "Company"), is a mass market entertainment company whose principal business is as a leading publisher of interactive entertainment software ("Software") for use with interactive entertainment hardware platforms ("Entertainment Platforms"). The Company also engages in (i) the development and publication of comic books, which commenced in July 1994 through the acquisition of Acclaim Comics, Inc. ("Acclaim Comics"), formerly Voyager Communications, Inc.; (ii) the distribution of Software for affiliated labels, which commenced in the first quarter of fiscal 1995; (iii) the marketing of its motion capture technology and studio services, which commenced in the first quarter of fiscal 1995; and (iv) the distribution of coin-operated, location-based ticket redemption games, which commenced in August 1995 through the acquisition of Lazer-Tron Corporation ("Lazer-Tron") and the distribution of coin-operated video arcade games, which commenced in the third quarter of fiscal 1996. The Company plans to engage in the electronic distribution of Software through the partnership (the "Joint Venture") established in October 1994 between a subsidiary of Acclaim and a subsidiary of Tele-Communications, Inc. ("TCI"), commencing not earlier than fiscal 1997.


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

     From inception through fiscal 1991, substantially all of the Company's revenues were derived from sales of Software for the 8-bit Nintendo Entertainment System. Although the Company commenced the publication of Software for Game Boy, the portable system marketed by Nintendo Co., Ltd. (Japan) (Nintendo and its subsidiary, Nintendo of America, Inc., are collectively hereinafter
                                       8

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


     Sega and Sony Corporation ("Sony") launched 32-bit CD-based systems in Japan in November 1994. Sega shipped limited quantities of its Saturn system in the United States commencing in May 1995 and Sony released its PlayStation system in the United States in September 1995. In fiscal 1995, the Company commenced the development and sale of Software for Sega's Saturn and for Sony's PlayStation. Nintendo released Nintendo 64, its new 64-bit read-only memory ("ROM") cartridge-based system, in Japan in June 1996 and has announced its plan to introduce this system in North America in September 1996. Matsushita has announced plans to release M2, the 64-bit CD-based hardware system licensed by it from 3DO, by the end of 1996 in Japan.


     The Company believes that sales of new 16-bit hardware systems peaked in calendar 1993 and that 16-bit Software sales peaked in calendar 1994 (the year following the peak year for hardware sales), and have decreased substantially since that time and will continue to do so.

     The interactive entertainment industry is currently undergoing, and management anticipates that in both the short- and long-term future it will continue to undergo, significant changes due, in large part, to (i) the introduction of Entertainment Platforms incorporating 32- and 64-bit processors,
(ii) the success of personal computer/compact disk/multimedia hardware systems ("Multimedia/PC Systems"), (iii) the development of remote and electronic delivery systems and (iv) the entry and participation of new companies in the industry. The new hardware platforms are equipped with CD and, to a lesser extent, ROM cartridges and/or other technologies as the dominant software storage device.

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

     A special cartridge video charge of $51.2 million was recorded for the quarter ended February 29, 1996, consisting of provisions of $28.9 million, $20.1 million and $2.2 million, respectively, to adjust accounts receivable, inventories and prepaid royalties at February 29, 1996 to their estimated net realizable values in conjunction with management's decision to exit the portable and 16-bit cartridge market in North America.


     Retail sales of the Company's cartridge Software during the second fiscal quarter generally fell short of the Company's expectations. Additionally, sales of the Company's Software continued to be adversely impacted during the quarter and six months ended February 29, 1996 due to the continuing decline of the market for Software for 16-bit Entertainment Platforms and the related transition to Multimedia/PC Systems and the next generation of Entertainment Platforms. Management believes that the market for Software for 16-bit Entertainment Platforms supported fewer front-line (full-priced) titles during the period. The Company did not release as many "hit" Software products during the six months ended February 29, 1996 as it had in comparable periods in the past. In addition, the Company offered concessions (such as returns and allowances) to its retailers at higher than anticipated levels or as contractually obligated in order to manage 16-bit Software inventory levels. As a result of the foregoing, the Company's revenues for the quarter ended February 29, 1996 were materially lower than the comparable period in fiscal 1995 and the Company incurred a net loss from operations (excluding the special cartridge video charge discussed above) of $36.7 million, a net loss from operations (including the special cartridge video charge) of $87.9 million and a net loss (on an after-tax basis) of $55.8 million for the quarter ended February 29, 1996.



     As part of its 16-bit and portable cartridge market exit strategy, the Company may release additional 16-bit Software titles in Europe. The Company intends to continue to sell its existing 16-

bit and portable cartridge Software inventory and may, if requested by a retailer, produce additional units of the particular title(s) so requested on a special order basis. As the Company implements its exit strategy, the sale of 16-bit and portable Software has had and in the future is expected to continue to have an adverse effect on the Company's gross margin percentages in future periods as the only gross margin realized is that sufficient to cover expenses associated with the sale of cartridge product such as royalties, sales commissions and freight as the Company's cartridge inventory has been recorded at estimated net realizable value. There can be no assurance that the Company will not record additional charges in future periods relating to its exit from the portable and 16-bit cartridge market.



     Management believes that the previously reported industry trends and factors which contributed to its decision in the second quarter of fiscal 1996 to exit the 16-bit portable and cartridge market (such as fewer front line titles, front line titles selling at lower unit volume levels and constituting a smaller percentage of industry wide sales, increasing sales of non-hit titles at budget prices and such budget priced titles constituting a larger percentage of industry wide sales, and the general deterioration of the 16-bit market) generally continued in the third quarter of fiscal 1996. Management believes that by exiting the 16-bit and portable cartridge markets and focusing the Company's resources on the next generation Entertainment Platforms and Multimedia/PC Systems, the Company's results of operations and profitability will eventually be positively impacted in the future. In fact, the Company's decision to focus on CD Software resulted in the gross margin increasing to 61% for the quarter ended May 31, 1996 from 50% for the quarter ended May 31, 1995; however, since CD Software sales have not generated revenues at levels comparable to those achieved from cartridge sales, the improved margin did not result in profitability in the 1996 quarter. However, due to, among other things, the industry transition and related factors, there can be no assurance of the Company's results of operations and profitability in future periods.



     As a result of the Company's acquisitions of three software development companies in 1995 (two of which acquisitions were completed in the fiscal quarter ended November 30, 1995), the Company's fixed costs relating to the development of Software were higher during the first three quarters of fiscal 1996 and will continue to be higher in fiscal 1996 as compared to prior periods. However, commencing during fiscal 1997, these costs may offset, in part, by reduced royalties payable to developers, a variable cost which is included in selling, advertising, general and administrative expenses. The Company has also incurred and expects to continue to incur increased research and development as well as general and administrative expenses in connection with the start-up of its coin-operated video arcade operations. Such expenses in the aggregate have had an adverse impact on the Company's profitability during the first three quarters of fiscal 1996. If the Company is not successful in generating revenues from these new businesses, its profitability will continue to be adversely affected.


     The release of individual "hit" Software products or families of products can significantly affect revenues. Historically, "hit" products or families of products (such as The Simpsons and WWF families of products) have accounted for significant portions of the Company's gross revenues during particular periods.

In the nine months ended May 31, 1995, each of the Mortal Kombat II and NBA Jam Tournament Edition family of products accounted for a significant portion of the Company's gross revenues. In the quarter ended May 31, 1995, although sales of the Judge Dredd and Justice League families of products were material to the Company's gross revenues, no single family of products accounted for a significant portion of the Company's gross revenues. No single family of titles accounted for a significant portion of the Company's gross revenues during the quarter and nine months ended May 31, 1996.

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

Results of Operations

     The following table sets forth certain statements of consolidated earnings data as a percentage of net revenues for the periods indicated:


                                       Three Months   Nine Months
                                           Ended         Ended
                                          May 31,       May 31,
                                        1996   1995   1996   1995
                                        ----   ----   ----   ----
Domestic revenues                       55.0%  78.0%  64.0%  76.3%
Foreign revenues                        45.0   22.0   36.0   23.7
                                       -----  -----  -----  -----
 Net revenues                          100.0  100.0  100.0  100.0
Cost of revenues                        39.0   50.0   55.3   47.3
Special cartridge video charge           --     --    21.0    --
                                       -----  -----  -----  -----
Gross profit                            61.0   50.0   23.7   52.7
Selling, advertising, general and
 administrative expenses                62.7   33.3   55.4   35.6
Operating interest                       3.4    1.0    2.1    0.7
Depreciation and amortization            5.9    2.6    4.5    1.5
                                       -----  -----  -----  -----
 Total operating expenses               72.0   36.9   62.0   37.8
(Loss) earnings from operations        (11.1)  13.2  (38.3)  14.9
(Loss) earnings before income taxes     (9.6)  14.0  (36.1)  15.2
Net (loss) earnings                     (6.3)   8.2  (24.3)   9.0


Net Revenues


     The decrease in the Company's net revenues from $107.7 million for the quarter ended May 31, 1995 to $62.6 million for the quarter ended May 31, 1996 and from $433.2 million for the nine months ended May 31, 1995 to $243.8 million for the nine months ended May 31, 1996 was predominantly due to reduced unit sales of 16-bit Software, increased returns and allowances relating primarily to 16-bit Software and a reduction in average prices for sales of 16-bit Software offset by increased unit sales of Software for Multimedia/PC Systems. 16-bit Software revenues are expected to continue to decrease and no assurance can be given that the sales of Software for the Multimedia/PC System will increase.
In addition, to date, the Company has not generated material revenues from any of its operations other than Software publishing and no assurance can be given that the Company will be able to generate such revenues in the future. See "Overview".


     The Company is substantially dependent on Sony, Sega and Nintendo as the sole manufacturers of the hardware platforms marketed by them and as the sole licensors of the proprietary information and technology needed to develop Software for those platforms. See "Other Information." For the quarters ended May 31, 1995 and 1996, the Company derived 54% and 11% of its gross revenues, respectively, from sales of Nintendo-compatible Software and 39% and 33% of its gross revenues, respectively, from sales of Sega-compatible Software. In addition, during the quarter ended May 31, 1996, the Company derived 30% of its gross revenues from sales of Software for the Sony PlayStation. The Company anticipates that the proportion of its revenues derived from Nintendo-compatible Software will continue to decline during the remainder of fiscal 1996.

     The Company's gross revenues were derived from the following product categories:

                                                Three Months     Nine Months
                                                   Ended            Ended
                                                  May 31,          May 31,
                                                  -------          -------
                                                1996   1995      1996   1995
                                                ----   ----      ----   ----
     Portable Software                           5.5%  11.3%      8.0%  10.3%
     16-Bit Software                            15.9   70.6      48.7   78.3
     Multimedia/PC and 32-bit Software          70.8   15.4      39.4    7.8
     Other                                       7.8    2.7       3.9    3.6

Gross Profit


     Gross profit decreased from $53.9 million (50% of net revenues) for the quarter ended May 31, 1995 to $38.2 million (61% of net revenues) for the quarter ended May 31, 1996 and from $228.3 million (53% of net revenues) for the nine months ended May 31, 1995 to $57.9 million (24% of net revenues) for the nine months ended May 31, 1996. The dollar decrease is primarily attributable to lower sales volume, lower average prices of 16-bit Software and higher returns and discounts offset, in part, by higher gross profit from sales of the Company's Software for Multimedia/PC Systems. The percentage increase for the quarter ended May 31, 1996 as compared to the same period for the prior year is primarily attributable to the increased level of Multimedia/PC and 32-bit CD Software sales. The percentage decrease for the nine months ended May 31, 1996 as compared to the nine months ended May 31, 1995 is primarily attributable to the special cartridge video charge. See "Overview".



     Excluding the impact of the special cartridge video charge, gross profit fluctuates as a result of six factors: (i) the level of returns and allowances;
(ii) the percentage of CD Software sales; (iii) the average unit price obtained for sales of Software; (iv) the level of manufacture by the Company of its Software; (v) the percentage of foreign sales and (vi) the percentage of foreign sales to third party distributors.

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


     The Company contracts for the manufacture of its Sega Software under an arrangement granted by Sega. See "Other Information." The Company believes that it has improved cash flows and better control over the flow of its inventory as a result of the decreased lead time resulting from its ability to manufacture Software. The cost of Software manufactured by the Company, together with the royalties payable to Sega for such manufacturing, is lower than the cost of the Company's Software products when manufactured by Sega. The royalty payable to Sega for Software manufactured by the Company is included as an operating expense, rather than as part of cost of revenues, and increased levels of manufacturing by the Company result in higher gross profit as a percentage of net revenues. In contrast, Software for the Sony Playstation is manufactured by Sony. Royalties are payable to Sony at the time of manufacture and such costs are included in the Company's cost of revenues sold which results in lower gross profit as a percentage of net revenues when compared to gross profit on sales of Sega Saturn Software.



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



     Management anticipates that the Company's future gross profit will be affected by (i) the

Company's product mix (i.e. the percentage of CD Software sales and sales related to the Company's new businesses) and (ii) the percentage of returns, price protection and other similar concessions in respect of the Company's Software sales. The Company's gross margins on coin-operated video arcade games are substantially lower than on its CD Software. Although gross margins on sales of CD Software are, and are anticipated to continue to be, higher than those on sales of cartridge Software, management believes that stock-balancing programs for its personal computer CD Software products will result in higher rates of returns. As the percentage of sales of personal computer CD Software products increases, management anticipates that its reserves for such returns will increase, thereby offsetting a portion of the higher gross margins generated from CD Software sales.


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

Operating Expenses


     Selling, advertising, general and administrative expenses increased from $35.8 million (33% of net revenues) for the quarter ended May 31, 1995 to $39.3 million (63% of net revenues) for the quarter ended May 31, 1996 and decreased from $154.3 million (36% of net revenues) for the nine months ended May 31, 1995 to $135.2 million (55% of net revenues) for the nine months ended May 31, 1996. The dollar decrease for the nine months of fiscal 1996 is primarily attributable to lower variable costs incurred by the Company (due to lower net revenues) which were offset, in part, by increased product development expenses attributable to the acquisition of two Software development companies in the first quarter of fiscal 1996. The increase for the third quarter of fiscal 1996 is primarily attributable to the impact of the acquisition of two Software development companies in the first quarter of fiscal 1996. See "Overview".



     Operating interest expense increased from $1.0 million (1% of net revenues) for the quarter ended May 31, 1995 to $2.2 million (3% of net revenues) for the quarter ended May 31, 1996 and from $3.0 million (0.7% of net revenues) for the nine months ended May 31, 1995 to $5.3 million (2% of net revenues) for the nine months ended May 31, 1996. The increase is primarily attributable to higher outstanding balances under the Company's principal credit facility during the quarter and nine months ended May 31, 1996.


     Depreciation and amortization increased from $3.0 million (3% of net revenues) for the quarter ended May 31, 1995 to $3.7 million (6% of net revenues) for the quarter ended May 31, 1996 and from $6.4 million (2% of net revenues) for the nine months ended May 31, 1995 to $10.9 million (5% of net revenues) for the nine months ended May 31, 1996. The increase is primarily attributable to increased depreciation relating to the acquisition of the Company's new corporate headquarters and for the nine months ended May 31, 1996 is also attributable in part to the increased amortization of the excess of costs over net assets acquired relating to the acquisition of Iguana Entertainment, Inc.


     The Company's ability to control its fixed operating expenses will have a direct impact on the Company's earnings during the near-term future (until the transition to the next generation Entertainment Platforms and Multimedia/PC Systems is completed). See "Overview". The Company has also incurred and expects to continue to incur increased research and development, and general and administrative expenses in connection with the start-up of its coin-operated video arcade operations. See "Overview".


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

Liquidity and Capital Resources

     The Company's primary source of liquidity during the quarter and nine months ended May 31, 1995 and 1996 was cash flows from operations and, to a lesser extent, from the sale during the nine months ended May 31, 1996 of a portion of the shares of TCI's Class A common stock received in exchange for shares of the Company's common stock.

     The Company generally purchases inventory, other than inventory manufactured domestically, by opening letters of credit when placing the purchase order. At May 31, 1995 and 1996, amounts outstanding under letters of credit were approximately $4.0 million and $0.6 million, respectively.


     The Company has a revolving credit and security agreement with its principal domestic bank in the amount of $70 million, which agreement expires on January 31, 1998. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined on a formula based on factored receivables and inventory, which advances are secured by the Company's assets. This bank also acts as the Company's factor for the majority of its North American receivables, which are assigned on a nonrecourse, pre-approved basis. The factoring charge is 0.25% of the receivables assigned and the interest on advances is at the bank's prime rate minus one half percent. At May 31, 1996, the


Company had approximately $30 million available under such facility.


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


     Management believes, although there can be no assurance, that cash flow from operations and the Company's borrowing facilities will be adequate to provide for the Company's liquidity and capital needs for the foreseeable future.



     The Company is party to a consolidated class action litigation relating to its press release announcing revised earnings and income for fiscal 1995, and to a federal litigation and two State actions relating to the merger with Lazer-Tron which includes allegations regarding the press release. See "Legal Proceedings". The Company is also party to a class action litigation relating to the nonrenewal of the Company's license agreement with WMS Industries, Inc. The Company intends to defend such actions vigorously. No assurances can be given that the resolution of such actions and/or future actions will not have a material adverse effect on the Company's results of operations, liquidity or financial condition for the quarter in which any such resolution occurs. The Company is party to various litigations arising in the course of its business the resolution of none of which, the Company believes, will have a material adverse effect on the Company's results of operations, liquidity or financial condition.

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings.


     The Securities and Exchange Commission has issued orders directing a private investigation relating to, among other things, the Company's earnings estimate for fiscal 1995 and its decision in the second quarter of fiscal 1996 to exit the 16-bit portable and cartridge markets. The Company intends fully to cooperate with the Commission in its investigation. There have been no other material developments in the Company's legal proceedings during the quarter ended May 31, 1996. For information with respect to the Company's legal proceedings see the Company's Form 10-Q for the periods ended November 30, 1995 and February 29, 1996.


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

              ACCLAIM ENTERTAINMENT, INC.

         By:  Robert Holmes                         July 16, 1996
            -------------------
              Robert Holmes,
              President and
              Chief Operating Officer



         By:  Anthony Williams                      July 16, 1996
            --------------------
              Anthony Williams,
              Executive Vice President and
              Chief Financial and Accounting Officer

