Form 10-Q/A
period 1996-02-29
ACCLAIM ENTERTAINMENT INC
filed 1996-07-18
CIK 804888

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



     The registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 1996 as set forth in the pages attached hereto:

     Item 1.  Fiancial Statements

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

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                        (in 000s, except per share data)


                                                             Three Months Ended                     Six Months Ended
                                                        February 29,      February 28,          February 29       February 28,
                                                              1996              1995                  1996             1995
                                                              ----              ----                  ----             ----
    NET REVENUES                                              $46,759         $161,273              $181,206          $325,577
    COST OF REVENUES                                           34,438           73,456               110,302           151,121
    SPECIAL CARTRIDGE VIDEO CHARGE                             51,168            -----                51,168            ------
                                                              -------           ------               -------           -------
    GROSS PROFIT                                              (38,847)          87,817                19,736           174,456
                                                              -------           ------               -------           -------

    OPERATING EXPENSES
    Selling, advertising, general and
      administrative expenses                                  43,293           61,781                95,877           118,499
    Operating interest                                          2,073            1,027                 3,105             1,912
    Depreciation and amortization                               3,699            2,013                 7,195             3,613
                                                                -----            -----                 -----             -----
    TOTAL OPERATING EXPENSES                                   49,065           64,821               106,177           124,024
                                                              -------           ------               -------           -------

    (LOSS) EARNINGS FROM OPERATIONS                           (87,912)          22,996               (86,441)           50,432
                                                              --------          ------               --------           ------

    OTHER INCOME (EXPENSE)
    Interest income                                             1,147              398                 1,978               832
    Interest expense                                             (525)            (919)               (1,117)           (1,749)
    Other (expense) income                                      4,511            1,158                 3,677             1,383
                                                              -------           ------               -------           -------

    (LOSS) EARNINGS BEFORE INCOME TAXES                       (82,779)          23,633               (81,903)           50,898

    (BENEFIT) PROVISION FOR INCOME TAXES                      (26,805)           9,780               (26,455)           21,085
                                                              -------           ------               -------           -------

    NET (LOSS) EARNINGS BEFORE
      MINORITY INTEREST                                       (55,974)          13,853               (55,448)           29,813

    MINORITY INTEREST                                            (203)           -----                  (272)            -----
                                                             ---------         -------               --------          -------

    NET (LOSS) EARNINGS                                      $(55,771)         $13,853              $(55,176)          $29,813
                                                             ---------         -------               --------          -------

    NET (LOSS) EARNINGS PER COMMON AND
      COMMON EQUIVALENT SHARE                                  $(1.12)           $0.28                $(1.12)            $0.61

                                                             ---------         -------               --------          -------

    WEIGHTED AVERAGE NUMBER OF
       COMMON AND COMMON EQUIVALENT
       SHARES OUTSTANDING                                      49,915           48,742                49,070            48,742
                                                             ---------         -------               --------          -------

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

             Sega and Sony Corporation ("Sony") launched 32-bit CD-based systems in Japan in November 1994. Sega shipped limited quantities of its Saturn system in the United States commencing in May 1995 and Sony released its PlayStation system in the United States in September 1995. In fiscal 1995, the Company commenced the development and sale of Software for Sega's Saturn and for Sony's PlayStation. Nintendo has announced plans to release Ultra 64, its new 64-bit read-only memory ("ROM") cartridge-based system, in Japan in the summer of 1996 and Matsushita has announced plans to release M2, the 64-bit CD-based hardware system licensed by it from 3DO by the end of 1996.

             The Company believes that sales of new 16-bit hardware systems peaked in calendar 1993 and that 16-bit Software sales peaked in calendar 1994 (the year following the peak year for hardware sales), have decreased substantially since that time and will continue to do so.


             The interactive entertainment industry is currently undergoing, and management anticipates that in both the short- and long-term future it will continue to undergo, significant changes due, in large part, to
          (i) the introduction of the next generation of Entertainment Platforms incorporating 32- and 64-bit processors, (ii) the success of personal computer/compact disk/multimedia hardware systems ("Multimedia/PC Systems"), (iii) the development of remote and electronic delivery systems and (iv) the entry and participation of new companies in the industry. The next generation hardware platforms are equipped with CD and, to a lesser extent, ROM cartridges and/or other technologies as the dominant software storage device.

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

             Retail sales of the Company's cartridge Software during the second fiscal quarter generally fell short of the Company's expectations. Additionally, sales of the Company's Software continued to be adversely impacted during the quarter and six months ended February 29, 1996 due to the continuing decline of the market for Software for 16-bit Entertainment Platforms and the related transition to

          Multimedia/PC Systems and the next generation of Entertainment Platforms. Management believes that the market for Software for 16-bit Entertainment Platforms supported fewer front-line (full-priced) titles during the period. The Company did not release as many "hit" Software products during the quarter (and six months) ended February 29, 1996 as it had in comparable periods in the past. In addition, the Company offered concessions (such as returns and allowances) to its retailers at higher than anticipated levels in order to manage 16-bit Software inventory levels. As a result of the foregoing, the Company's revenues for the quarter ended February 29, 1996 were materially lower than the comparable period in fiscal 1995 and the Company incurred a net loss from operations (excluding the special cartridge video charge discussed below) of $36.7 million, a net loss from operations (including the special cartridge video charge) of $87.9 million and a net loss (on an after-tax basis) of $55.8 million for the quarter ended February 29, 1996. See "Cartridge Market Exit Charge".


             In connection with its review of the Company's results of operations for the quarter ended February 29, 1996, management noted, among other things, that the 16-bit and portable Software markets not only supported fewer front-line (full-priced) titles but that such titles sold through a substantially lower number of units at retail than in prior periods; that non-"hit" 16-bit titles were marketed at mid- or budget prices by many of the Company's competitors during the quarter; that retail sales of front-line 16-bit Software declined by approximately 40% (in dollars and units) on an industry-wide basis in the first two months of calendar 1996 and are anticipated to continue to decline; that retail sales of budget-priced 16-bit Software titles increased by approximately 25% (in dollars) and 20% (in units) on an industry-wide basis in the first two months of calendar 1996 and are anticipated to continue to increase; that budget prices for 16-bit and portable Software titles are lower as compared to prior periods; that sales of mid- and budget-priced 16-bit and portable cartridge Software currently represent approximately 65% of the retail market on an industry-wide basis; and that Software for Multimedia/PC Systems and the next generation of Entertainment Platforms retails for $15 to $20 less than full priced 16-bit Software and management believes that consumers perceive they are obtaining greater value for lower prices. Management concluded that the life cycle of 16-bit Software product has shortened and that the life-cycle of the 16-bit and portable cartridge Entertainment Platforms is shortening and declining faster than, for example, the 8-bit Entertainment Platform. Management also noted that two front-line titles released by the Company in the second quarter of fiscal 1996 (Revolution X and College Slam), which management had anticipated to perform well at retail (based on the Company's historical experience with comparable titles), did not perform as anticipated. Management believes that the deterioration of the 16-bit and portable hardware market will accelerate through the remainder of calendar 1996, with the result that the saleable value of Software product inventories for the 16-bit and portable Entertainment Platforms will be eroded and the timely and full collection of receivables relating thereto will be compromised as retailers monitor inventory sell-through during the industry transition (which has already impacted the Company's results for the first six months of fiscal 1996). See "-- Results of Operations." As the market continues to deteriorate, prices of 16-bit and portable Software titles continue to fall and management believes that the cost of supporting that market would continue to rise and the Company's net revenues and income therefrom would continue to be materially adversely impacted. Accordingly, management decided to discontinue support for the 16-bit and portable cartridge markets and the Company recorded a special charge of $51.2 million in the second quarter of fiscal 1996 consisting of write-offs and allowances to adjust accounts receivable, inventories and prepaid royalties to their estimated net realizable values. Once the Company had made its decision to exit the 16-bit and portable cartridge category, the Company then had to estimate the price at which it could liquidate its existing cartridge Software inventory, which resulted in the inventory writeoffs for the quarter ended February 29, 1996. The only available channel to liquidate the Company's existing cartridge Software inventory was through its existing customers who had purchased, and were marketing, the same cartridge Software titles at prices higher than the Company's estimated liquidation value for such Software. In light of the foregoing and in order to preserve its retail relationships, the Company recognized that it would be required to provide those customers with allowances in respect of the cartridge Software inventory at retail. The Company estimated the anticipated cost of such allowances and recorded them as an adjustment to accounts receivable in the quarter ended February 29, 1996. See "--Cartridge Market Exit Charge."

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

          Results of Operations

             The following table sets forth certain statements of consolidated earnings data as a percentage of net revenues for the periods indicated:

                                                                 Three Months Ended                        Six Months Ended
                                                             February 29,     February 28,         February 29,      February 28,
                                                                1996              1995                  1996              1995
                                                                ----              ----                  ----              ----

          Domestic revenues                                      60.6%            81.5%                 67.0%             75.7%
          Foreign  revenues                                      39.4             18.5                  33.0              24.3
                                                                 ----             ----                  ----              ----
             Net revenues                                       100.0            100.0                 100.0             100.0
          Cost of revenues                                       73.6             45.5                  60.9              46.4
          Special cartridge video charge                        109.4              ---                  28.2               ---
                                                                 ----             ----                  ----              ----
             Gross profit                                       (83.1)            54.5                  10.9              53.6
          Selling, advertising, general and
             administrative expenses                             92.6             38.3                  52.9              36.4
          Operating interest                                      4.4              0.6                   1.7               0.6
          Depreciation and amortization                           7.9              1.3                   4.0               1.1
                                                                  ---              ---                   ---               ---
             Total operating expenses                           104.9             40.2                  58.6              38.1
          (Loss) earnings from operations                      (188.0)            14.3                 (47.7)             15.5
          (Loss) earnings before income taxes                  (177.0)            14.7                 (45.2)             15.6
          Net (loss) earnings                                  (119.3)             8.6                 (30.4)              9.2


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


          Gross Profit

             Gross profit decreased from $87.8 million (55% of net revenues) for the quarter ended February 28, 1995 to a gross loss of $38.8 million ((83%) of net revenues) for the quarter ended February 29, 1996 and from $174.5 million (54% of net revenues) for the six months ended February 28, 1995 to $19.7 million (11% of net revenues) for the six months ended February 29, 1996. The decrease is primarily attributable to lower sales volume, lower average prices of 16-bit Software and higher returns and discounts offset, in part, by higher gross profit from sales of the Company's Software for Multimedia/PC Systems and the special cartridge video charge described above. The percentage decreases for the three and six months ended February 29, 1996 as compared to the same periods ended February 29, 1995 were primarily attributable to the special cartridge video charge. See "Cartridge Market Exit Charge". Excluding the impact of the cartridge market exit charge, gross profit would have been $12.3 million for the three months ended February 29, 1996 and $70.9 million for the six months ended February 29, 1996.



            Excluding the impact of the cartridge market exit charge, gross profit fluctuates as a result of six factors: (i) the level of returns and allowances; (ii) the average unit price obtained for sales of the Company's 16-bit Software; (iii) the level of manufacture by the Company of its Software; (iv) the percentage of CD Software sales;
          (v) the percentage of foreign sales and (vi) the percentage of foreign sales to third party distributors.


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


             Management anticipates that the Company's future gross profit will be affected by (i) the Company's product mix (i.e. the percentage of CD Software sales and sales related to the Company's new businesses) and (ii) the percentage of returns, price protection and other similar concessions in respect of the Company's Software sales. The Company's gross margins on coin-operated video arcade games are anticipated to be substantially lower than on its CD Software. Although gross margins on sales of CD Software are, and are anticipated to continue to be, higher than those on sales of cartridge Software, management believes that it will be required to effect stock-balancing programs for its personal computer CD Software products to allow for their historically higher rates of returns. As the percentage of sales of personal computer CD Software products increases, management anticipates that its reserves for such returns will increase, thereby offsetting a portion of the higher gross margins generated from CD Software sales.


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


                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment on Form 10-Q/A to its Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ACCLAIM ENTERTAINMENT, INC.


Date: July 18, 1996                      BY  /s/ Anthony R. Williams
                                             Name: Anthony R. Williams
                                             Title: Executive Vice President