Form 10-K
period 1996-08-31
ACCLAIM ENTERTAINMENT INC
filed 1996-12-17
CIK 804888

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to
                               -----    -----

                        Commission file number 0-16986

                          ACCLAIM ENTERTAINMENT, INC.
          (Exact name of the registrant as specified in its charter)

            Delaware                                    38-2698904

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
                                                   Yes      No  X
                                                       ---     ---


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                ____________

As at December 12, 1996, approximately 49,693,000 shares of Common Stock of the Registrant were issued and outstanding and the aggregate market value of voting common stock held by non-affiliates was approximately $232,900,000.

                          ACCLAIM ENTERTAINMENT, INC.
                INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                    THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED AUGUST 31, 1996


                              ITEMS IN FORM 10-K


Facing Page                                                                                                      Page

         PART I
                  ..............................................................................................  1
                  Item 1.           BUSINESS....................................................................  1
                  Item 2.           PROPERTIES.................................................................. 26
                  Item 3.           LEGAL PROCEEDINGS........................................................... 27
                  Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                                    HOLDERS..................................................................... 31

         PART II
                  Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND
                                    RELATED STOCKHOLDER MATTERS................................................. 32
                  Item 6.           SELECTED FINANCIAL DATA..................................................... 33
                  Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................... 34
                  Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................. 47
                  Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                                    ON ACCOUNTING AND FINANCIAL DISCLOSURE...................................... 76
                  Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................... 79
                  Item 11.          EXECUTIVE COMPENSATION...................................................... 83
                  Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                                    OWNERS AND MANAGEMENT....................................................... 90
                  Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................. 92

         PART IV
                  Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                      FORM 8-K.................................................................................. 93

         Signatures............................................................................................. 96

                                    PART I


THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 1 ("BUSINESS") AND
ITEM 7 ("MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"), CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS "BELIEVE," "ANTICIPATE," "THINK," "INTEND," "PLAN," "WILL BE" AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REGARDING FUTURE EVENTS AND/OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "RISK FACTORS" BELOW AT PAGES 19 TO 25, WHICH COULD CAUSE ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. IN LIGHT OF THE SIGNIFICANT RISKS AND UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH STATEMENTS SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

Item 1.           BUSINESS

Introduction

         Acclaim Entertainment, Inc. ("Acclaim"), together with its subsidiaries (Acclaim and its subsidiaries are collectively referred to as the "Company"), is a mass market entertainment company whose principal business to date has been as a publisher of interactive entertainment software ("Software") for use with dedicated interactive entertainment hardware platforms ("Entertainment Platforms"). The Company also engages in (i) the development and publication of comic books, which commenced in July 1994 through the acquisition of Acclaim Comics, Inc., formerly Voyager Communications, Inc. ("Acclaim Comics"); (ii) the distribution of Software titles developed by other software publishers ("Affiliated Labels"), which commenced in the first quarter of fiscal 1995; (iii) the marketing of its motion capture technology and studio services, which commenced in the first quarter of fiscal 1995; (iv) the distribution of coin-operated, location-based ticket redemption games, which commenced in August 1995 through the acquisition of Acclaim Redemption Games, Inc., formerly Lazer-Tron Corporation ("Lazer-Tron"); and (v) the distribution of coin-operated video arcade games, which commenced in May 1996.

         Since inception, the Company has developed products for ten different Entertainment Platforms, including the following: the 8-bit Nintendo Entertainment System (the "NES"), the portable Nintendo GameBoy, the 16-bit Sega Genesis system (the "Genesis"), the 16-bit Super Nintendo Entertainment System (the "SNES"), the

portable Sega GameGear, the 32-bit Sony PlayStation

("PlayStation") and the 32-bit Sega Saturn ("Saturn"). Substantially all of the Company's Software sold during the fiscal year ended August 31, 1996 was developed for 16-bit and 32-bit platforms. However, in April 1996, the Company decided to exit the 16-bit and portable cartridge business due to the introduction of 32- and 64-bit platforms and the related maturation and deterioration of the North American 16-bit and portable cartridge markets. Since such time, the Company has released, and may continue to release, 16-bit or portable Software selectively. See " -- Interactive Entertainment Software," " -- Products" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

         A Delaware corporation, Acclaim was founded in 1987 and has overseas operations in Japan, Canada, France, Germany, Spain and the United Kingdom.

         Substantially all of the Company's revenues are derived from one industry segment: the publication of Software. For information about the Company's foreign and domestic operations and export sales, see Note 21 of Notes to Consolidated Financial
Statements.

Business Strategy

         The principal aspects of the Company's business strategy, which are subject to various risks and uncertainties beyond the Company's control (see " -- Risk Factors"), are as follows:

Software Development

         The Company's Software development strategy is driven by the hardware platforms that are marketed and/or are anticipated to be marketed from time to time, the time and cost of Software development for each platform, the cost of manufacturing Software for a particular platform and the attendant retail price points for Software. Historically, the development time for 8-bit and portable cartridge Software was between six and twelve months and, for 16-bit cartridge Software, between ten and fourteen months.
The development time for Software for 32-bit compact-disk read-only memory ("CD-ROM") platforms and for the Nintendo N64 cartridge platform is currently between fourteen and twenty months. The cost of manufacturing cartridge Software is significantly higher than CD-ROM Software. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Currently, the Company's Software development efforts are focused on the Sony PlayStation, the Sega Saturn, the Nintendo N64 and various personal computer compact disk systems
("PC CD Systems").

         Once the Company has decided which Entertainment Platforms it intends to support, the Company then focuses on the types of Software to be developed for each platform (see " -- Products").
The Company's product development methods and organization are modeled on those used in the Software entertainment industry. "Producers" employed by the Company oversee and are responsible for development of the Company's Software. The producers direct teams comprised of either the Company's own Software studios or independent Software studios and, among other things, manage and monitor the delivery schedule and budget for each title, ensure that the title follows the approved treatment and story boards, act as facilitators with licensors whose trademarks or brands may be incorporated in the title, if necessary, and coordinate testing and final approval of the title.

         The Company has invested in the creation of programming tools and engines that are used in the design and development of its Software. These tools and engines allow for more cost-effective product development. The Company has also invested in a motion capture studio for the application of its animation technology and, in fiscal 1995, the Company completed the construction of its ultimatte or "blue screen" studio.

         In calendar 1995, the Company acquired three Software studios: Iguana Entertainment, Inc. ("Iguana") in January 1995, and Sculptured Software, Inc. ("Sculptured") and Probe Entertainment Limited ("Probe") in October 1995. Prior thereto, the Company relied exclusively on independent Software studios and paid them advances and, after recoupment of such advances, royalties based on sales. The Company anticipates that a majority of its Software released in fiscal 1997 will be developed internally. The Company believes that internal development allows it to control better the product quality of its Software and allows the Company to take advantage of its proprietary tools and engines. From time to time, the Company may use independent Software studios selectively to develop Software titles based on the expertise of the independent Software studios in respect of the particular type of Software title to be programmed and/or when the Company does not have the capacity to develop all Software to be released in any particular time period.

         From time to time, the Company also enters into selected licensing agreements with independent publishers to market and distribute in selected markets Software titles developed by them. The Company pays the publisher a royalty based on sales and retains the inventory and marketing risk of such Software.


Products

         The Company plans to produce high quality titles and address a wide range of interactive entertainment categories and audiences, such as puzzle, sports, arcade conversions, action/adventure and fantasy. Software is generally tailored for the hardware system for which it is being developed, based on the capability of the hardware platform and the consumer demographics for such platform. With respect to Entertainment Platforms, the Company's strategy is to emphasize sports simulation and arcade style titles and, with respect to PC CD Systems, the Company intends to emphasize fantasy/role-playing, adventure and sports simulation titles.

Marketing

         The Company's marketing strategy is based on Software featuring (i) original properties, (ii) brands, personalities and/or icons and (iii) successful arcade properties. Original properties are generally titles created by the Company's Software studios and are based upon an original story or concept developed by the Company. The Company creates Software based on or featuring well-known or identifiable "brands" (such as NFL Quarterback Club, NBA Jam and World Wrestling Federation) and personalities or icons (such as Frank Thomas, Spiderman, Turok and X-O Manowar) licensed or created by the Company. Arcade properties are coin-operated games based upon which the Company creates Software.

         The Company's plan is to develop one key brand each year based on its original properties, which brand may then be featured on an annual basis in successive titles across multiple Entertainment Platforms. By creating key brands, the Company is able to take advantage of cross-merchandising opportunities, to benefit from economies of scale and to capitalize on the name recognition of the key brands in each subsequent year in which they are used.

         The Company markets its Software through, among other things, television, radio, print and on-line advertisements, promotions and public relations and enters into co-operative advertising arrangements with certain of its customers. For its significant releases, the Company creates marketing events through pre-release promotions and point-of-sale materials.

Distribution and Sales


         The Company believes that the most efficient way to distribute its Software is by tailoring the distribution method to each geographic market and, where appropriate, the Company distributes directly through a subsidiary in an effort to maximize revenues and profits.

         In the United States, independent sales representatives are used to reach over 18,000 store locations. These independent representatives are supervised by regional sales managers employed by the Company.

         The Company sells and distributes Software directly in Japan, Canada, France, Spain, Germany and the United Kingdom. For sales in other markets, the Company appoints distributors. The
Company's Software is available in over 50 countries.

Interactive Entertainment Software

Industry Overview

         The interactive entertainment industry is characterized by rapid technological change, resulting in hardware platform and related Software product cycles. No single Entertainment Platform or system has achieved long-term dominance. Accordingly, the Company focuses its efforts on the development of Software for the Entertainment Platforms that dominate the interactive entertainment market at a given time or that the Company perceives as having the potential to achieve mass market acceptance at such time as the Company's Software for such platform is to be released. See " -- Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the difficulties in assessing hardware platform dominance and the resulting impact upon the Company. No assurance can be given that the Company will correctly identify the Entertainment Platforms with mass market potential or be successful in publishing Software for such platforms or cease developing Software for a declining Entertainment Platform on a timely basis.

         The home interactive entertainment industry started a new period of growth beginning in 1985, when Nintendo Co., Ltd. (Japan) (Nintendo Co., Ltd. and its subsidiary, Nintendo of America, Inc., are collectively herein referred to as "Nintendo") commenced marketing the 8-bit NES cartridge platform in the United States. The NES was the consumer's hardware platform of choice for most of the late '80s.


         In 1989, Nintendo introduced its portable Game Boy system and in 1991 Sega Enterprises Ltd. ("Sega") introduced its portable
Game Gear system. Although other manufacturers introduced portable systems, the Game Boy and Game Gear systems dominated the portable market.

         In 1990, Sega introduced the 16-bit Genesis and, in 1991, Nintendo introduced the 16-bit SNES. The 16-bit systems were more sophisticated than the 8-bit systems, producing faster and more complex images with more life-like animation and better sound effects. The industry experienced rapid rates of growth commencing in 1992, fueled by sales of the 16-bit cartridge Entertainment Platforms manufactured by Nintendo and Sega. By 1992, the 16-bit platforms had replaced the 8-bit platforms as the consumer's hardware platform of choice, and sales of new 16-bit hardware systems peaked in calendar 1993.

         In 1993, Sega introduced the Sega CD, a compact disk ("CD") player consisting of an attachment for its 16-bit Genesis cartridge system. Additional CD platforms, including personal computer systems for which Software products are published, are currently marketed by Philips, Commodore, Apple, IBM, IBM-compatible manufacturers and The 3DO Company ("3DO"). Atari launched Jaguar, its 64-bit cartridge-based system, in November
1993 and Sega launched 32X, its 32-bit cartridge-based attachment for its 16-bit Genesis system, in November 1994.

         Sega and Sony Corporation (Sony Corporation and its subsidiary, Sony Computer Entertainment of America, are collectively herein referred to as "Sony") launched 32-bit CD-based systems in Japan in November 1994. Sega shipped its Saturn system in the United States commencing in May 1995 and Sony released its PlayStation system in the United States in September 1995. Nintendo released N64, its new 64-bit read-only memory ("ROM") cartridge-based system, in Japan in June 1996 and in North America in September 1996. Matsushita has announced plans to release M2, its 64-bit CD-based hardware system, in Japan in 1997. There can be no assurance that any of these systems or any of the other newly introduced or announced systems will achieve commercial success or market penetration similar to that of the SNES or Genesis systems. See " -- Risk Factors."

         The following table sets forth the Company's estimates, based on information received from hardware manufacturers, leading retailers and industry analysts, in respect of the number of units of the Entertainment Platforms listed below sold in North America in the calendar years indicated:



                                         1991           1992                 1993               1994           1995           1996+
                                                                         (in millions)
Nintendo SNES                             1.7            5.6                  4.5                3.1            2.4            1.4

Sega Genesis                              1.5            4.6                  5.5                3.7            2.2            1.0

Nintendo GameBoy                          3.7            3.5                  3.7                2.5            2.4            1.6

Sega CD                                   N/A            0.2                  0.5                0.4            0.1             --

Sega Saturn                               N/A            N/A                  N/A                N/A            0.3            0.7

Sony PlayStation                          N/A            N/A                  N/A                N/A            0.7            2.5

Nintendo N64                              N/A            N/A                  N/A                N/A            N/A            1.2

________________________
+ estimate



         The Company's revenues have traditionally been derived from sales of Software for the then dominant Entertainment Platforms. Accordingly, the Company's revenues are subject to fluctuation and have been, as in fiscal 1996 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"), and in the future could be, materially adversely affected during transition periods when new hardware platforms have been introduced but none has achieved a significant installed base.

         From inception through fiscal 1991, substantially all of the Company's revenues were derived from sales of Software for the NES. Although the Company commenced the publication of Software for Game Boy in fiscal 1990, for the SNES in fiscal 1991 and for the Genesis and Game Gear systems in fiscal 1992, the Company did not derive significant revenues from the sale of portable or 16-bit Software until fiscal 1992. The Company commenced the development and sale of Software for Sega CD in fiscal 1994 and for the Sega 32X and Sega Saturn and for the Sony PlayStation in fiscal 1995. Most of the Company's revenues in fiscal 1994 and the majority of the Company's revenues in fiscal 1995 were derived from sales of Software for the 16-bit SNES and Genesis systems.  The Company believes that full-priced ("front line")
16-bit Software sales peaked in calendar 1994 and have decreased substantially since that time.

         Due to the relatively longer time necessary to develop and manufacture 16- and 32-bit Software, the Company's strategic decisions in respect of the hardware systems it intended to support were required to be made in 1994, approximately 12 to 18 months prior to the shipment of Software for those platforms. In deciding which hardware systems to support in calendar 1995 and 1996 and which titles to develop for shipment in those years, the Company had to project, as early as 1994, anticipated sales levels of 16- and 32-bit Software in 1995 and 1996.

         Based on information available in 1994 and based on its historical experience with respect to the transition from 8-bit to 16-bit platforms, the Company believed that Software sales for 16-bit platforms would, although continuing to decrease overall, still dominate the interactive entertainment market in 1995 and that such sales would remain substantial through the 1996 holiday season. Accordingly, the Company's strategy for Christmas 1995 was to develop Software for multiple hardware platforms -- 16-bit, 32-bit and PC CD Systems -- and the Company anticipated that substantially all of its revenues in fiscal 1995 would be derived from its 16-bit Software sales. The Company anticipated that its sales of 32-bit and PC CD Software in fiscal 1996 would grow as compared to fiscal 1995 but that the majority of its revenues in fiscal 1996 would still be derived from 16-bit Software sales. However, the 16-bit Software market matured much more rapidly than anticipated by the Company, the Company's Christmas 1995 16-bit Software sales were substantially lower than anticipated and, by April 1996, the Company derived minimal profits from such Software sales and made the decision to exit the 16-bit and portable cartridge markets. The Company's 32-bit and PC CD Software sales in fiscal 1996 were materially insufficient to offset the decline in sales of 16-bit Software. The acquisitions of the Software studios materially increased the Company's fixed product development and general and administrative expenses in fiscal 1996. The decline in the 16-bit market, the relatively slow growth of the 32-bit market and increased fixed operating costs materially adversely affected the Company's results of operations and liquidity in fiscal 1996. See " -- Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

License Agreements


         In December 1994, the Company entered into an agreement (the "Sony Agreement") with Sony, pursuant to which the Company received, among other things, a non-exclusive license to develop and distribute Software for the Sony PlayStation platform in the United States and Canada. The Sony Agreement expires in December 1998. The Company has also entered into a five-year agreement with an affiliate of Sony pursuant to which it received a non-exclusive license to develop and distribute Software for the Sony PlayStation platform in Japan.

         In April 1992, the Company entered into an agreement with Sega (the "Sega Agreement") and has certain other arrangements, pursuant to which the Company received the non-exclusive right to utilize the "Sega" name and its proprietary information and technology in order to develop and distribute Software titles for use with various Sega platforms. The Sega Agreement, as amended, expired in December 1995. The Company and Sega are continuing to operate in the ordinary course under the terms of the expired
Sega Agreement and such arrangements with respect to older platforms and, with respect to the Saturn platform, under an oral agreement and other arrangements. No assurance can be given that the Company will be successful in negotiating a new agreement.
The Company believes that the terms of any new agreement with Sega, if one is entered into, will not impose materially greater obligations on the Company than the Sega Agreement, although there can be no assurance of that result.

         The Company has various license agreements with Nintendo (collectively, the "Nintendo License Agreements") pursuant to which it has the nonexclusive right to utilize the "Nintendo" name and its proprietary information and technology in order to develop and market Software titles for various 8-bit, 16-bit and portable Nintendo platforms in various territories throughout the world. The Nintendo License Agreements for the different platforms expire at various times between 1996 and the end of 1997. The Company also has an agreement with Nintendo for the development and marketing of one Software title for Nintendo's N64 system in North America. The Company currently anticipates shipping the N64 title (Turok) in the spring of 1997. The Company has been advised by Nintendo of the basic terms of the

N64 license and anticipates that it will receive a draft license shortly; however, no assurance can be given that the Company will receive such license.

         Sony, Nintendo and Sega charge their licensees a fixed amount per unit based, in part, on memory capacity, chip configuration and/or the market price for compact disk manufacture. With respect to Software for Nintendo platforms, this charge covers manufacturing, printing and packaging of the unit, as well as a royalty for use of their respective names, proprietary information and technology. With respect to Software for Sony's PlayStation, the Company is required to make a separate royalty payment to Sony for each Software unit manufactured by Sony for the Company; this payment is made upon manufacture of the units. The charges are subject to adjustment by Sony, Nintendo and Sega at their discretion. The Company manufactures (through subcontractors) substantially all of its Sega Software titles for worldwide distribution and pays Sega a royalty for each Software unit so manufactured and sold; this payment is made upon sale of the units by the Company. See " -- Production, Sales and Distribution." However, the Company does not have the right to manufacture any Software for the Sony PlayStation or Nintendo N64 platforms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Sony, Nintendo and Sega have the right to review and evaluate, under standards established by them, the game program for each title and the right to inspect and evaluate all art work, packaging and promotional materials used by the Company in connection with the Software. The Company is responsible for resolving at its own expense any warranty or repair claims brought with respect to the Software. To date, the Company has not experienced any material warranty claims.

         Under each of these license agreements, the Company bears the risk that the information and technology licensed from Sony, Nintendo or Sega and incorporated in the Software may infringe the rights of third parties and must indemnify Sony, Nintendo or Sega with respect to, among other things, any claims for copyright or trademark infringement brought against Sony, Nintendo or Sega and arising from the development and distribution of the game programs incorporated in the Software by the Company. To date, the Company has not received any material claims of infringement; no assurance can be given that the Company will not receive such claims in the future. See " -- Trademark, Copyright and Patent Protection."

         The Company has a license agreement with 3DO for the development of Software for its 32-bit system and has been provided with product specifications for M2, although the Company has not yet announced that it will market Software for either of these platforms.


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

Development Of Software

         The Company's product development methods and organization are modeled on those used in the Software entertainment industry. "Producers" employed by the Company oversee and are responsible for development of the Company's Software. The producers direct teams comprised of either the Company's own Software studios or independent Software studios and, among other things, manage and monitor the delivery schedule and budget for each title, ensure that the title follows the approved treatment and story boards, act as facilitators with licensors whose brands may be incorporated in the title, if necessary, and coordinate testing and final approval of the title.

         In 1995, the Company expanded its ability to develop Software internally through its acquisition of three Software studios: Iguana in January 1995 and Sculptured and Probe in October 1995. The Company now has approximately 530 employees in its product development and research and development departments. The Company's human resources dedicated to product development have significantly expanded through these acquisitions and the Company anticipates that a majority of its Software released in fiscal 1997 will be developed internally. From time to time, the Company may use independent Software studios selectively to develop Software titles based on the expertise of the independent Software studios in respect of the particular type of Software title to be programmed and/or when the Company does not have the capacity to develop all Software to be released in any particular time period.

         The Company constantly seeks new sources of brands from which to develop Software and has historically obtained such rights from a variety of sources in the film (e.g., Terminator
II), comic book publishing (e.g., Spiderman and Turok), sports (e.g., NFL Quarterback Club and World Wrestling Federation), arcade (e.g. NBA Jam Extreme) and other entertainment industries.

The contractual agreements granting the Company rights to use such brands are varied -- some agreements are restricted to individual properties and some agreements cover a series of properties or grant rights to create Software based on or featuring particular personalities or icons over a period of time. Sales of Software incorporating certain brands have accounted for significant portions of the Company's revenues from time to time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition to creating original properties, the Company intends to continue to seek brands from various sources. See " -- Risk Factors."

         The Company checks Software developed by its internal and independent Software studios prior to manufacture for defects ("bugs"). There can be no assurance that these checks will necessarily discover or resolve all possible bugs in the software code and, if it were to distribute a title with serious bugs, the Company might be required to recall those titles. The Software developed for the various Nintendo, Sega and Sony formats are also tested by those manufacturers for bugs. The Company's Software for PC CD Systems is tested for bugs both internally and by independent testing organizations. To date, the Company has not had to recall any Software titles due to bugs.

Products

         Since inception, the Company has developed and sold Software for a variety of dedicated hardware systems. Although older Software titles may continue to be available for sale, the Company generally actively markets only its ten to fifteen most recently released titles.

         The life cycle of a Software title generally ranges from less than three months to upwards of twelve months. The life cycle of a particular title is dependent on its initial success. Although actual results vary greatly from title to title, the retail sell-through of a title is highest during the three months immediately after its introduction.

         The Company plans to produce high quality titles and address a wide range of interactive entertainment categories and audiences, such as puzzle, sports, arcade conversions, action/adventure and fantasy. Software is generally tailored for the hardware system for which it is being developed, based on the capability of the hardware platform and the consumer demographics for such platform. With respect to Entertainment Platforms, the Company's strategy is to emphasize sports simulation and arcade style titles and, with respect to PC CD Systems, the Company intends to emphasize fantasy/role-playing, adventure and sports simulation titles.

         The Company's future success will be dependent in large part on its ability to develop and market "hit" titles for hardware platforms with significant installed bases. If the Company were unable, for any reason, to develop and market such "hit" titles, the Company's financial position and results of operations would be materially adversely affected, as they were in fiscal 1996.
See "-- Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In fiscal 1996, the Company released 39 32-bit titles, 22 16-bit titles and 9 portable titles. The Company made the decision to exit the 16-bit and portable Software markets in April 1996. Since such time, the Company completed the development of Software in progress and has released two 16-bit titles (Ultimate Mortal Kombat on SNES and Genesis) and 3 portable titles and is currently selling its remaining inventory of 16-bit and portable Software. The Company may, from time to time, (a) release 16-bit and/or portable titles selectively to support its key brands and (b) if requested by a retailer, produce additional units of particular title(s) on a special order basis.

         The Company currently plans to release between 18 and 20 titles in calendar 1997 for the 32-bit PlayStation and Saturn platforms. As the market penetration of these platforms increases, it is the Company's intention to reduce the number of titles released by it. The Company plans to release between 15 and 20
PC CD Software titles in fiscal 1997, of which 5 to 6 titles will be released only for PC CD Systems. With respect to the Nintendo N64 platform, the Company intends to release between four and six Software titles in calendar 1997, assuming the Company is granted a license to develop N64 Software, one of which will be released in the spring of 1997 under the Company's current N64 agreement with Nintendo. See " -- License Agreements."

Production, Sales And Distribution

         The lead time for the manufacture of cartridge Software is longer than for CD Software.

          Pursuant to the terms of its license with Sony, the Company is required to purchase PlayStation Software from Sony. Sony generally manufactures and delivers Software to the Company within four weeks after the placement by the Company of a purchase order. Reorders are generally delivered within two weeks by Sony.

         The Company manufactures (through subcontractors) all of its Software for PC CD Systems and substantially all of its Sega
Software. The cost of Sega Software when manufactured by the Company, together with the royalties payable to Sega for such manufacturing, is slightly lower than the cost of the Company's
Software when manufactured by Sega. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Orders for CD Software manufactured by the Company (through sub-contractors) are generally filled within 20-30 days of the placement of the order. Re-orders for such Software are generally filled within 10 days.

         Historically, with respect to Nintendo Software, the Company placed a purchase order and opened a letter of credit with respect to a particular title and Nintendo manufactured and delivered such Software to the Company within 60 to 90 days thereafter. Nintendo has informed the Company that it will be required to purchase its N64 Software from Nintendo on a similar basis and the Company anticipates that the lead times for production of such Software will be comparable to its historical experience.

         The Company's Software is sold in the United States using regional sales representative organizations which receive commissions based on the net sales of each product sold. The Company maintains an in-house sales management team to supervise the sales representatives. The sales representatives also act as sales representatives for certain of the Company's competitors. Two of the sales representative organizations marketing the Software are owned in whole or in part by James Scoroposki, an officer, director and principal stockholder of the Company. See "Certain Relationships and Related Transactions."

         The Company sells its Software primarily to mass merchandisers, large retail toy store chains, department stores and specialty stores. The Software is also sold, to a lesser extent, to wholesale distributors. The Company does not have written agreements with its customers. Sales to Toys "R" Us, Inc. accounted for approximately 12% and 11% of the Company's net revenues for each of the fiscal years ended August 31, 1994 and 1995, respectively. No single customer or distributor accounted for more than 10% of the Company's net revenues for the year ended August 31, 1996. Other important North American customers include Wal-Mart, Target, Best Buy, Sears, KayBee, Blockbuster Entertainment and Electronics Boutique. The loss of any important customer could have a material adverse effect on the Company.

         The Company distributes its Software directly in the United States. The Company sells and distributes Software directly in Japan, Canada, France, Spain, Germany and the United Kingdom. The

sales and distribution activities of Acclaim's European subsidiaries are administered through a central management division, Acclaim Europe, based in London. For sales in other markets, the Company appoints regional distributors.

         The Company's Software is currently available to customers in more than 50,000 stores in over 50 countries.

Marketing And Advertising

         The Company's marketing strategy is based on Software featuring (i) original properties, (ii) brands, personalities and/or icons and (iii) successful arcade properties. Original properties are generally titles created by the Company's Software studios and are based upon an original story or concept developed by the Company. The Company creates Software based on or featuring well-known or identifiable brands (such as NFL Quarterback Club, NBA Jam and World Wrestling Federation) and personalities or icons (such as Frank Thomas, Spiderman, Turok and X-O Manowar) licensed or created by the Company. Arcade properties are coin-operated games based upon which the Company creates Software.

         The target consumer for the Company's Software for Entertainment Platforms are primarily males aged 11 to 21 and, for PC CD Systems, are primarily males aged 15 to 25. In developing a strategy for the marketing of a Software title, the Company seeks story concepts and brands, personalities or icons that it believes will appeal to the imagination of its target consumer. The Company creates marketing campaigns consistent with the target consumer for each title. The Company markets its Software with, among other things, television, radio, print and on-line advertisements; consumer contests and promotions; publicity activities; and trade shows. In addition, the Company enters into cooperative advertising arrangements with certain of its customers, pursuant to which the Company's products are featured in the retail customer's own advertisements to its customers. Dealer displays and in-store merchandising are also used to increase consumer awareness of the Company's products.

         The Company's ability to promote and market its products is important to its success. The Company's plan is to develop one key brand each year based on its original properties, which brand may then be featured on an annual basis in successive titles across multiple Entertainment Platforms. For example, the Company's WWF titles have been published on 11 platforms over 8 years. By creating key brands, the Company is able to take advantage of cross-merchandising opportunities, to benefit from economies of scale and to capitalize on the name recognition of the brands in each subsequent year in which they are used.

         The Company's ability to maintain favorable relations with retailers and to receive the maximum advantage from its advertising expenditures is dependent in part on its ability to provide retailers with a timely and continuous flow of product.
See " -- Development of Software" and "-- Risk Factors."

         The Company from time to time releases its significant titles simultaneously across a series of platforms. However, due to the significant development time required for Software for each Entertainment Platform, the Company may choose, in the future, not to release Software simultaneously across multiple platforms.

         The Company is generally not contractually obligated to accept returns, except for defective product. However, in order to maintain retail relationships, the Company may permit its customers to return or exchange Software titles and may provide price protection for titles unsold by a customer. The Company establishes reserves for such concessions; however, concessions materially exceeded reserves therefor in fiscal 1996 and no assurance can be given that such concessions will not exceed the reserves established therefor in the future period. See "
-- Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company's warranty policy is to provide the original purchaser with replacement or repair of defective Software for a period of 90 days after sale. To date, the Company has not experienced significant warranty claims.

Trademark, Copyright And Patent Protection

         Each of Sony, Nintendo and Sega incorporate a security device in the Software and their respective hardware units in order to prevent unlicensed software publishers from infringing Sony's, Nintendo's or Sega's proprietary rights, as the case may be, by manufacturing games compatible with their hardware. Under its various license agreements with Sony, Nintendo and Sega, the Company is obligated to obtain or license any available trademark, copyright and patent protection for the original work developed by the Company and embodied in or used with the Software and to display the proper notice thereof, as well as notice of the licensor's intellectual property rights, on all its Software.


         Each Software title may embody a number of separately protected intellectual properties: (i) the trademark for the brand featured in the Software (for example, Spiderman); (ii) the software copyright; (iii) the name and label trademarks, such as "LJN" and "Acclaim"; and (iv) the copyright for Sony's, Nintendo's or Sega's proprietary technical information.

         The Company has registered the logo "Acclaim" in the United States and in certain foreign territories and owns the copyrights for many of its game programs. "Nintendo," "Nintendo
Entertainment System," "Game Boy", "Super NES" and "N64" are trademarks of Nintendo of America, Inc.; "Sega," "Sega Genesis," "Master System," "Sega MegaDrive," "Game Gear" and "Saturn" are trademarks of Sega and "Sony", "Sony Computer Entertainment" and "PlayStation" are trademarks of Sony. The Company does not own the trademarks, copyrights or patents covering the proprietary information and technology utilized in the NES, SNES, Game Boy, N64, Genesis, Master System, MegaDrive, Game Gear, Saturn or PlayStation or, to the extent licensed from third parties, the brands, concepts and game programs featured in and comprising the Software. Accordingly, the Company must rely on the trademarks, copyrights and patents of such licensors for protection of such intellectual property from infringement. Under the Company's license agreements with certain of the independent Software developers, the Company may bear the risk of claims of infringement brought by third parties and arising from the sale of Software and each of the Company and such developers has agreed to indemnify the other for costs and damages incurred arising from such claims and attributable to infringing proprietary information, if any, embodied in the Software and provided by the indemnitor.

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

         The Company believes that it is one of the largest

independent publishers of Software for dedicated platforms in the United States. The market for Software for PC CD Systems is fragmented and the Company believes that it has a small share of that market.

         Competitive factors include marketing and sales abilities, capital resources, proprietary technology and product development capability, product quality, depth of worldwide retail distribution channels and management experience. No assurance can be given that the Company will compete successfully on any of these factors. See " -- Risk Factors."

Comic book publishing

         Through the acquisition of Acclaim Comics in July 1994, the Company commenced its development and publication of comic books.
To date, substantially all of Acclaim Comics' revenues have been derived from sales of comic books on a nonreturnable basis through unaffiliated distributors to the comic book direct market, which consists of comic book specialty stores and mail order comic book dealers. The Company has not derived significant revenues from the sale of comic books by Acclaim
Comics in fiscal 1995 or fiscal 1996.

         Acclaim Comics has created a superhero comic book series featuring characters created or licensed by it, which are published under its "VALIANT" imprint. In 1995, Acclaim Comics entered into an agreement with Diamond Comic Distributors, Inc.
for exclusive distribution of these books. In fiscal 1997, Acclaim Comics plans to continue to publish comic books under its VALIANT imprint and to launch publications under its Acclaim Books imprint, which will be distributed primarily by Penguin Books. At present, Acclaim Comics plans to publish under the Acclaim Books imprint (a) Acclaim Young Reader books, featuring characters licensed from Walt Disney, the Fox Children's Television Network and Saban Entertainment, which are scheduled for release in the spring of 1997, and (b) Classics Illustrated titles in a study guide format, as well as collector's editions and in CD-ROM format. The Classics Illustrated titles, which are licensed from First Classics Inc., are scheduled for release in January 1997.

         The Company has released and intends to continue to release Software products based on characters licensed or created by Acclaim Comics for a variety of platforms, such as X-O Manowar and Turok (scheduled for release in the spring of 1997).

         Acclaim Comics' future revenues growth, if any, will depend on the licensing and merchandising of its characters in interactive entertainment and other media such as motion picture or television, the use of its characters in the Company's Software and coin-operated games, increased sales of comic books, the introduction of new comic titles, and Acclaim Comics' entry into the mass market for distribution and sales of its comic books outside the United States.

Distribution of Affiliated Labels

         The Company, through ADI, commenced the marketing and distribution of Affiliated Labels in October 1994. The Company currently distributes products for, among others, Interplay, Ocean and Take 2. The Company receives a distribution fee from such publishers. To date, the Company has not derived significant revenues from the Affiliated Labels program. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Motion Capture Services

         The technology embodied in the Company's motion capture services were developed in part by its Advanced Technologies Group ("ATG"). ATG was initially established in January 1991 to develop tools that would enable the Company's independent Software developers more efficiently and cost-effectively to create and animate characters for Software and enhance game play and product quality.

          With the advancement of CD-ROM technology, ATG's activities expanded to include motion capture (a three-dimensional animation creation process) and the design of tools for use in programming Software for CD-ROM platforms or cartridge-based platforms utilizing 32-bit or 64-bit processors. The Company has constructed a motion capture studio and a blue screen studio utilizing advanced ultimatte software and proprietary video processing tools for compositing and layering characters in a variety of entertainment media. The Company has utilized its motion capture technology in titles such as NBA Jam Extreme and NFL Quarterback Club.

         The Company believes that its motion capture technology may have applications in other entertainment media and has marketed its technology and studio services. Warner Bros. used the Company's motion capture technology and studio services to create certain of the special effects for Batman Forever, which was released in the summer of 1995 and is using such technology and services to create certain of the special effects for Batman and Robin (which is scheduled for release in the summer of 1997).
New Line Cinema utilized the Company's motion capture technology to create certain home video animation special effects for Mortal Kombat and Twentieth Century Fox utilized the Company's motion capture technology to create certain special effects for the 1995 motion picture, Power Rangers.

         To date, the Company's revenues from the licensing of its motion capture technology and studio services have not been material. No assurance can be given that the Company will be successful in marketing its technology and selling its studio services and, even if it were successful, that revenues generated therefrom will be material.

Coin-operated arcade games

         In July 1994, the Company established Acclaim Coin-Operated Entertainment, Inc. ("Acclaim Coin-Op"), a wholly-owned subsidiary, for the creation and distribution of stand-alone coin-operated games. Acclaim Coin-Op shipped two video games in fiscal 1996. The Company currently plans to release approximately two coin-operated games per year.

         In August 1995, the Company acquired Lazer-Tron, which creates and markets coin-operated ticket redemption games for use in family entertainment centers and other entertainment venues. Redemption games award tickets to players based on their skill level in playing the games and these tickets may be redeemed for prizes or merchandise. As designer, developer, manufacturer and marketer, Lazer-Tron has created such games as Spin-To-Win(Trademark),

Ribbit Racin(Trademark), Aftershock(Trademark) and Pogger(Trademark), the first arcade game featuring popular POG(Trademark) games pieces. See Note 5 of Notes to Consolidated Financial Statements.

         To date, the Company has not derived significant revenues from the sale of coin-operated video games distributed by Acclaim Coin-Op and/or Lazer-Tron. The successful creation and marketing of such games will be dependent, in large part, on the Company's ability to hire and retain developers for the creation of, and to create or license properties for use in, coin-operated games which achieve wide-spread market acceptance. There can be no assurance that the Company will be successful in creating and marketing coin-operated games or that any revenues derived by the Company from the sale of such games will be material.

         The Company licensed certain hardware technology from SCE

and Sega for the development of its first two coin-operated games. The Company is developing its own proprietary hardware technology for future applications, although there can be no assurance that the Company will be successful in creating such technology. In addition, the Company has developed new data compression audio technology with high fidelity, motion picture sound quality, which has applications in the coin-operated arcade game platform, as well as other high-end game platforms.

Employees

         The Company currently employs approximately 930 persons world-wide on a full-time basis, approximately 690 of whom are employed in the United States. The Company believes that its relationship with its employees is good.


                                 RISK FACTORS

         Future operating results of the Company depend upon many factors and are subject to various risks and uncertainties. Some of the risks and uncertainties which may cause the Company's operating results to vary from anticipated results or which may materially and adversely affect its operating results are as follows:

Recent Operating Results

         The Company's net revenues declined from $566.7 million in fiscal 1995 to $161.9 million in fiscal 1996. The Company had net earnings of $44.7 million in fiscal 1995 and a net loss of $(221.4) million in fiscal 1996. The loss for fiscal 1996 includes, among other things, the second and fourth quarter special cartridge video charges taken by the Company aggregating approximately $114 million. The Company believes that sales of its 32- and 64-bit and PC CD Software will fall materially short of levels necessary to offset the continuing decline in 16-bit Software sales and that its revenues and operating profits from the sale of Software for the new Entertainment Platforms and PC
CD Systems in fiscal 1997 will be materially less than its revenues and operating profits in fiscal 1994 and 1995. The Company may not be able to offset the decline in 16-bit Software sales with increased sales of Software for the new Entertainment Platforms and PC CD Systems in future periods. In such event, the Company's results of operations and profitability will continue to be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of

Operations -- Results of Operations."

Liquidity and Bank Relationships

         The Company's net cash used in operations increased from approximately $7.3 million in fiscal 1995 to approximately $38.3 million in fiscal 1996. The Company has experienced a decrease in net cash from operations in recent periods primarily due to the industry transition from 16-bit to 32- and 64-bit hardware and Software. The Company anticipates that its cash flows from operations will not be sufficient to cover its operating expenses in fiscal 1997. There can be no assurance that the Company's operating expenses will not materially exceed cash flows available from the Company's operations in future periods. To enhance its long-term liquidity, the Company has significantly reduced the number of its employees and is evaluating various alternatives, including the raising of additional capital, the sale of certain assets and the renegotiation of debt covenants and repayment terms related to its long-term debts. There can be no assurance that such capital infusion will be available or that any such capital infusion, sale or renegotiation could be effected on satisfactory terms. In addition, the Company's future long-term liquidity will be materially dependent on its ability to develop and market "hit" Software for the hardware platforms that dominate the interactive entertainment market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity."

         As a result of its financial performance in fiscal 1996, as at August 31, 1996, the Company was, and at the date hereof is, in default of various financial covenants under loan agreements with certain of its institutional lenders and accordingly of applicable cross default provisions of such loan agreements other than under its revolving credit agreement with BNY Financial
Corporation ("BNY") which defaults have been waived. At December 1, 1996, the Company's indebtedness aggregated $40 million. The inclusion of the "going concern" explanatory paragraph in the audit report on the Company's 1996 financial statements also constitutes an event of default under the Company's agreement with BNY and its term loan facility with Midland. Although the Company is current in its payments under all its existing facilities, the lenders have reserved their rights and remedies in respect of the unwaived events of default, including the right to accelerate the loans and demand immediate payment plus interest, and foreclose on the collateral securing the loans if payment is not made. The Company is in discussions with its lenders to obtain waivers of these remaining defaults and to restructure the facilities, including negotiating more restrictive covenants, a paydown of a significant portion of the outstanding loans and acceleration of the payment terms. Although the Company believes it will be able to remain in compliance with the new covenants negotiated with BNY and being discussed with the other lenders, and will generate adequate cash flow to service its obligations under these facilities, there can be no assurance that additional covenant defaults, or a payment default, will not occur in the future. The Company's ability to meet these covenants and meet such obligations can be affected by factors beyond its control. There can be no assurance that the Company will be able to obtain waivers of the existing, or any future, default or that the lenders will not exercise their remedies. In such event, the Company's operations would be materially adversely affected.

Going Concern Considerations

         The report of KPMG Peat Marwick LLP, independent auditors for the Company, includes an explanatory paragraph relating to substantial doubt as to the ability of the Company to continue as a going concern. The Company incurred significant losses from operations in fiscal 1996 and anticipates incurring material losses for the first and second quarters of fiscal 1997 and is in default of various covenants under the agreements with certain of its lenders, which defaults permit the lenders to accelerate the loans and seek immediate repayment, foreclose on collateral securing the loans if payment is not made, and seek other relief. In addition, the Company has experienced, and expects to continue to experience during fiscal 1997, negative cash flow from operations, and is a party to significant litigation, including various class action lawsuits. A "going concern" explanatory paragraph is expected to have a material adverse affect on the terms of any bank financing or capital the Company may seek. See Note 2 of Notes to Consolidated Financial Statements.

Industry Trends; Platform Transition; Technological Change

         The interactive entertainment industry is characterized by rapid technological change, resulting in limited hardware platform and Software life cycles. No single hardware platform or system has achieved long-term dominance. The Company has historically derived substantially all of its revenues from the publication and distribution of Software for then dominant hardware platforms. The Company's revenues are subject to fluctuation during transition periods when new hardware platforms have been introduced but none has achieved mass market penetration.

         The interactive entertainment industry is currently undergoing, and the Company anticipates that in both the short- and long-term future it will continue to undergo, significant changes due in large part to (i) the introduction of Entertainment Platforms incorporating more advanced processors and operating systems, (ii) the impact of technological changes embodied in PC CD Systems and software therefor, (iii) the development of electronic and wireless delivery systems and (iv) the entry and participation of new companies in the industry.

         The Company's results of operations and profitability have been materially adversely affected during the fiscal year ended August 31, 1996 largely by the material decline in sales of the Company's 16-bit Software and the transition to the new platforms described herein. There can be no assurance that any of the new platforms will achieve market penetration similar to that achieved by the SNES and Genesis systems.

         Substantially all of the Company's revenues in fiscal 1997 are anticipated to be derived from the sale of titles designed to be played on the PlayStation, Sega Saturn, N64 and various PC CD Systems. At any given time, the Company has expended significant development and marketing resources on product development for platforms (such as SNES and Genesis) that have had shorter life cycles than the Company expected, as in fiscal 1996, or on products designed for new platforms (such as the N64) that have not yet achieved large installed bases. The success of the Company's titles is significantly affected by market acceptance and penetration of new Entertainment Platforms and the life cycle of older Entertainment Platforms and the Company must predict accurately the market acceptance, installed base and life cycle of each platform. If the Company chooses not to develop Software titles for a platform that achieves a significant installed base, discontinues development for a platform that has a longer than expected life cycle, develops for a platform that does not achieve a significant installed base or continues development for a platform that has a shorter than expected life cycle, the Company's results of operations and liquidity could be materially adversely affected.

Inventory Management; Risk of Returns

         The Company is generally not contractually obligated to accept returns, except for defective product. However, the Company permits its customers to return or exchange Software titles and may provide price protection on titles unsold by a customer. Management must make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Among the more significant estimates are estimated allowances for returns and discounts. In fiscal 1996, price protection, returns and exchanges were materially higher than the Company's reserves therefor, as a result of which the Company's results of operations and liquidity in fiscal 1996 were materially adversely affected. See
"Management's Discussion and Analysis of Financial Condition and
Results of Operations" and Note 1M and Note 22 of Notes to Consolidated Financial Statements. The Company believes that after giving effect to the fourth quarter adjustments, it has established adequate reserves for future price protection returns, exchanges and other similar concessions. No assurance can be given that future price protection, returns, exchanges and other similar concessions will not exceed the Company's reserves therefor and, if so exceeded, the Company's financial condition and results of operations will be materially adversely affected.

         In addition, the Company has offered and anticipates that it will continue to offer stock-balancing programs for its PC CD Software. The Company has established reserves for such programs, which have not been material to date. No assurance can be given that future stock-balancing programs will not become material and/or will not exceed the Company's reserves for such programs and, if so exceeded, the Company's results of operations and financial condition could be materially adversely affected.

Products

         A significant portion of the Company's revenues in any quarter are generally derived from sales of Software in that quarter or in the immediately preceding quarter. The life cycle of a Software title generally ranges from less than three months to upwards of twelve months. Accordingly, the Company is constantly required to develop, introduce and sell new Software in order to generate revenues. The Company may not be able to develop, introduce and sell new competitive titles on a timely basis, in which event its results of operations and profitability would be materially adversely affected.

Increased Product Development Costs

         In order to manage its Software development process and to ensure access to a pool of Software developers and maintain confidentiality about its Software titles, development tools and engines in an increasingly competitive market, the Company acquired three Software studios in 1995. The result of such acquisitions was that the Company's fixed Software development and overhead costs were significantly higher in fiscal 1996 as compared to its historical rate. Accordingly, the Company's results of operations and profitability were materially adversely affected in fiscal 1996. No assurance can be given that such costs will not continue to have a material adverse effect on the Company's operations in future periods.

Product Development Schedules; Earnings Fluctuations

         The timing of the release of Software titles can cause material quarterly revenue and earnings fluctuations.

 Product development schedules are difficult to predict due, in large part, to the difficulty of scheduling accurately the creative process and, with respect to Software for the new hardware platforms, the use of new development tools and the learning process associated with development for new technologies. As the industry trend toward more sophisticated Entertainment Platforms and PC CD Systems continues, the related Software titles frequently include more original, creative content and are more complex to develop and, accordingly, cause additional development and scheduling risk. See "Business -- Production, Sales and Distribution." As a result, the Company's quarterly results of operations are difficult to predict and the failure to meet product development schedules or even minor delays in product deliveries could cause a shortfall in shipments in any given quarter which in the past have caused, and in the future could cause, the results of operations and net income for such quarter to fall materially below anticipated levels.

         In addition, the market for interactive entertainment Software is "hits" driven. The release of "hit" titles for hardware platforms with significant installed bases can significantly affect revenues. Historically, such "hit" titles have accounted for significant portions of the Company's revenues. There can be no assurance that the Company will be able to publish "hit" titles for hardware platforms with significant installed bases.

Competition

         The Software market is intensely competitive and is characterized by constant introductions of new Software and advancing technologies.

         The Company competes with a variety of companies who offer products that compete directly with one or more of the Company's products. Typically, the Company's chief competitor on a dedicated platform is the hardware manufacturer of the platform, to whom the Company pays royalties and, in some cases, manufacturing charges. Accordingly, the hardware manufacturers have a price, marketing and distribution advantage with respect to Software marketed by them and such advantage is particularly important in a mature or declining market which supports fewer full-priced titles and customers make purchasing decisions on non-"hit" products based in part on price (as compared to developing markets with limited Software titles, when price has been comparatively a less important factor in Software sales).


         The Company's competitors also include a number of independent Software publishers licensed by the hardware manufacturers. These competitors vary in size from very small companies to companies with financial, managerial and technical resources comparable to or greater than those of the Company. See "Business -- Competition."

         No assurance can be given that the Company will be able to compete successfully.

New Business Ventures

         During the last two years, the Company has completed acquisitions, or has commenced operations, of various new businesses including (i) the publication of comic books, (ii) the distribution of Software for affiliated labels, (iii) the marketing of its motion capture technology and studio services,
(iv) the distribution of coin-operated, location-based ticket redemption games and (v) the distribution of coin-operated video games. The Company also acquired three Software studios in calendar 1995. The Company has made significant investments and has incurred significant expenses in connection with the acquisition/establishment of such businesses in fiscal 1995 and 1996, and anticipates that it will continue to incur significant expenses in connection with certain of the operations thereof.
To date, none of such new businesses has generated material revenues and there can be no assurance that such businesses will generate material revenues or the timing thereof. To the extent the Company continues to incur material expenses in connection with such ventures during periods when they do not generate significant revenues, the Company's results of operations and profitability will be materially adversely affected.

Employees

         The interactive entertainment industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel among competitors. The ability to identify, hire and retain such personnel is essential to the Company's success. No assurance can be given that the Company will be able to attract and retain such personnel.

         Because of the foregoing factors, as well as other factors affecting the Company's operating results and financial condition, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 2.           PROPERTIES.

         The Company's corporate headquarters are located in a 70,000 square foot office building, which was purchased by the Company in fiscal 1994. The Company also leases approximately 10,000 square feet of office space in Glen Cove, New York and owns a 10,000 square foot office building in Oyster Bay, New York, which has been leased to a third party tenant. The Company's motion capture studio, located in Glen Cove, was completed in September
1994 and, in November 1995, the Company completed the purchase of the Glen Cove building containing its ultimatte studio.

         In addition, the Company's United States subsidiaries lease and occupy approximately 15,000 square feet of office space in New York, and approximately 88,000 square feet of office space in California, Texas and Utah.

         The Company's foreign subsidiaries lease office space in Canada, Japan, France, Germany and the United Kingdom.

Item 3.           LEGAL PROCEEDINGS.

         The Company and certain of its directors and/or executive officers were sued in various complaints filed in December 1995, which were consolidated into an action entitled In re: Acclaim Ent. Shareholder Litigation, 95 Civ. 4979 (E.D.N.Y.) (TCP) in the United States District Court in the Eastern District of New York. The plaintiffs, on behalf of a class of the Company's stockholders, claim unspecified damages arising from the Company's December 4, 1995 announcement that it was revising results for the fiscal year ended August 31, 1995 to reflect a decision to defer $18 million of revenues and $10.5 million of net income previously reported on October 17, 1995 for the fiscal year ended August 31, 1995. The consolidated complaint was served on the defendants on or about June 14, 1996, and a corrected consolidated complaint was served on or about July 10, 1996. Defendants have answered the complaint and have produced documents. No depositions have taken place to date in this action. The Company intends to defend this action vigorously.

         By summons and complaint dated December 11, 1995, certain of the Company's directors and/or executive officers were named as defendants, and the Company was named as a nominal defendant, in a shareholder derivative action entitled Eugene Block v. Gregory E.
Fischbach, James Scoroposki, Robert Holmes, Bernard J. Fischbach,
Michael Tannen, Robert H. Groman and James Scibelli, defendants, and
Acclaim Entertainment, Inc., Nominal Defendant, (CV 95-036316) (Supreme Court of the State of New York, County of Nassau) (the "Derivative Action"). The Derivative Action was brought on behalf of the Company (as nominal defendant), alleging that the individual defendants violated their fiduciary duties to the Company in connection with the Company's revision of its revenues for the fiscal year ended August 31, 1995. Plaintiff alleges that the individual defendants (1) breached their duty of candor,
(2) caused the Company to waste corporate assets, and (3) mismanaged the Company, and, accordingly, seeks unspecified damages. Plaintiffs withdrew their complaint and filed an amended complaint. The parties have briefed defendants' motion to dismiss based on plaintiffs' failure to make a proper demand. The Company intends to defend this action vigorously.

         The Securities and Exchange Commission (the "Commission") has issued orders directing a private investigation relating to, among other things, the Company's earnings estimate for fiscal 1995 and its decision in the second quarter of fiscal 1996 to exit the 16-bit portable and cartridge markets. The Company has provided documents to the Commission, and the Commission has taken testimony from Company representatives. The Company intends fully to cooperate with the Commission in its investigation. No assurance can be given as to whether there will be any litigation or, if so, as to the outcome of this matter.

         The Company's subsidiary, Lazer-Tron, was sued in an action entitled Eric Goldstein, on behalf of himself and all others similarly situated, v. Lazer-Tron Corporation, Norman B.
Petermeier, Matthew F. Kelly, Bryan M. Kelly, Morton Grosser,
Bob K. Pryt and Roger V. Smith (V-009846-7) in the Superior Court of the State of California, County of Alameda, Eastern Division.
The plaintiffs allege, among other things, breach of fiduciary duty, abuse of control and negligence. In addition, certain directors and officers of Lazer-Tron have been named as defendants in an action entitled Adrienne Campbell, individually and on behalf of all others similarly situated, v. Norman B. Petermeier, Matthew F. Kelly, Bryan
M. Kelly, Morton Grosser, Bob K. Pryt, Roger V. Smith and Does 1 through 50, inclusive, Civil No. 760717-4, in the Superior Court of the State of California, County of Alameda. The plaintiffs, on behalf of a class of Lazer-Tron's shareholders, claim damages based on allegations that, as a result of lack of due diligence by the named defendants in fully investigating the proposed acquisition by the Company of Lazer-Tron, the defendants breached their fiduciary duties to Lazer-Tron's shareholders. These two actions have been consolidated. On November 13, 1996, the Court certified a class in the consolidated action and designated the named plaintiffs as class representatives. The individual defendants and Lazer-Tron have tendered a claim to CIGNA Insurance Company and have requested settlement authority from the carrier to resolve the consolidated action.

         The Company and certain of its directors and/or executive officers were sued in various complaints filed in April 1994, which were consolidated into an action entitled In re Acclaim Entertainment, Inc. Securities Litigation (CV 94 1501) (the "WMS Action"). The plaintiffs, on behalf of a class of the Company's stockholders, claim damages arising from the Company's alleged failure to comply with the disclosure requirements of the securities laws in respect of the Company's relationship with WMS Industries Inc. ("WMS") and the status of negotiations on renewal of a license agreement with WMS, pursuant to which WMS granted the Company a right of first refusal to create software for "computer games", "home video games" and "handheld game machines" based on arcade games released by WMS through March 21, 1995. The plaintiffs allege that, by no later than January 12, 1994, the Company knew or should have known that (i) it was likely that the license agreement with WMS would not be renewed,
(ii) the nonrenewal of the license agreement would have a material adverse impact on the Company, (iii) any joint venture or other agreement between WMS and the Company that might be entered into in the future, however unlikely that may be, would be on terms substantially less advantageous to the Company than the license agreement and (iv) statements by the Company's representative that rumors relating to the nonrenewal of the license agreement were "unsubstantiated" and that talks between the Company and WMS were continuing, were materially false and misleading. Accordingly, the plaintiffs claim that the defendants should have disclosed the likely nonrenewal of the license agreement. Discovery is almost complete, and the parties have moved for summary judgment. In addition, plaintiffs have moved to expand the Class Period from the current period (January 13, 1994 to March 30, 1994) to encompass a class consisting of all those who have purchased Acclaim stock for the period January 4, 1994 to March 30, 1994. Defendants have opposed plaintiffs' motion to expand the class and have cross-moved to shorten the class to the period February 4, 1994 or March 16, 1994 to March 29, 1994. The summary judgment and class motions were argued before the Court on November 22, 1996 and subsequently the Court ordered plaintiffs to move for leave to amend their complaint to set forth the allegations on which their claim that the defendants misrepresented the status of the WMS negotiations between January 4 and January 13 are based. On December 16, 1996, the Court granted plaintiffs' motion for leave to serve an amended complaint and issued a report and recommendation recommending that the plaintiffs' motion to extend the class period be granted. No opinion has been issued on the parties' summary judgment motion. The Company believes the lawsuit is without merit and lacks any basis in fact, and intends to defend the WMS Action vigorously.

         The Company has also asserted a third-party action against its insurance company, Mt. Hawley Insurance Company ("Mt. Hawley") based on Mt. Hawley's disclaimer of coverage for liability which may result from the WMS Action and for fees and expenses up to the amount of the policy incurred in connection with the defense of the WMS Action, and has moved for a separate trial of this action and for an immediate trial of a coverage issue. This motion was also argued on November 22, 1996, and the Court has not yet issued a decision on this motion.

         The Company and certain of its directors and/or executive officers also are defendants in an action entitled Adrienne Campbell and Donna Sizemore, individually and on behalf of all others similarly situated, v. Acclaim Entertainment, Inc., Anthony R. Williams, James Scoroposki, and Robert Holmes, C-95-04395 (EFL), which was commenced in the United States District Court for the Northern District of California. In that action, plaintiffs, two former shareholders of Lazer-Tron, filed a class action complaint on December 8, 1995 on behalf of all former Lazer-Tron shareholders who exchanged their Lazer-Tron stock for Common Stock pursuant to the August 31, 1995 merger transaction. Plaintiffs allege violations of Sections 10(b), 14(a) and 14(e) of the Securities Exchange Act of 1934, Sections 11 and 12(2) of the Securities Act of 1933, and fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty. On October 8, 1996, the Judicial Panel on Multidistrict Litigation ordered the transfer of the action from the Northern

District of California to the United States District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings with the action entitled In re Acclaim
Ent. Shareholder Litigation discussed above. The Company has moved to dismiss this action.

         The New York State Department of Taxation and Finance (the "Department"), following a field audit of the Company with respect to franchise tax liability for its fiscal years ended August 31, 1989, August 31, 1990 and August 31, 1991, has notified the Company that a stock license fee (plus interest and penalties) of approximately $1,933,000, relating to the Company's outstanding capital stock as of 1989, is due to the State. The Company is contesting the fee and a petition denying liability has been filed. No assurance can be given as to the outcome of this matter.

         The Company is also party to various litigations arising in the course of its business, the resolution of none of which, the Company believes, will have a material adverse effect on the Company's liquidity or results of operations.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On August 7, 1996, at the Annual Meeting of Stockholders of the Company, the stockholders (i) elected the following directors: Gregory E. Fischbach (by a vote of 29,654,484 shares for and 1,766,630 shares withheld); James Scoroposki (by a vote of 29,651,210 shares for and 1,769,904 shares withheld); Robert Holmes (by a vote of 29,651,264 shares for and 1,769,850 shares withheld); Bernard J. Fischbach (by a vote of 29,650,204 shares for and 1,770,910 shares withheld); Michael Tannen (by a vote of 29,645,583 shares for and 1,775,531 shares withheld); Robert
Groman (by a vote of 29,660,044 shares for and 1,761,070 shares withheld); James Scibelli (by a vote of 29,644,664 shares for and 1,776,450 shares withheld); and Bruce W. Ravenel (by a vote of 29,656,418 shares for and 1,764,696 shares withheld); and (ii) approved, by a vote of 26,437,806 shares for, 4,809,778 shares against and abstentions or broker non-votes with respect to 173,530 shares, certain changes to the Company's 1988 Stock
Option Plan.

                                    PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

         The common stock, par value $0.02 per share (the "Common Stock"), of the Company is traded on The NASDAQ Stock Market National Market System. On December 12, 1996, the closing sale price of the Common Stock was $5.75 per share. As of such date, there were approximately 1,270 holders of record of the Common Stock.

         The following table sets forth the range of high and low sales prices for the Common Stock for each of the periods indicated:

                                                Price
Period                               High                    Low
Fiscal Year 1995
  First Quarter ................   $20.63                  $15.63
  Second Quarter ...............    15.63                   13.44
  Third Quarter ................    17.50                   13.69
  Fourth Quarter ...............    27.50                   16.25

Fiscal Year 1996
  First Quarter ................   $28.19                  $19.56
  Second Quarter ...............    20.00                   10.00
  Third Quarter ................    13.63                    7.63
  Fourth Quarter ...............    11.88                    7.31

DIVIDEND POLICY

         The Company has never declared or paid any cash dividends on the Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future.
The guaranty of Acclaim Comics' obligations to Midland Bank plc executed by the Company in July 1994 contains restrictions on the payment of dividends by the Company. See "Management's
Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 of the Notes to Consolidated Financial Statements. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations.

Item 6.           SELECTED FINANCIAL DATA.

         The following tables should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section appearing elsewhere in this Form 10-K.


                                                   Fiscal Year Ended August 31,

(in 000s, except per
share information)                      1996(4)      1995(3)    1994(2)        1993       1992(1)
Statement of Operations Data:
Net revenues                          $ 161,945    $ 566,723   $ 480,756    $ 327,091   $ 214,628
Cost of revenues                        180,072      268,501     220,744      170,748     114,114
Gross (loss) profit                     (18,127)     298,222     260,012      156,343     100,514
Selling, advertising, general and
 administrative expenses                200,440      203,930     172,099      101,950      66,493
Product development                      34,582       10,126       4,626        3,036       2,149
Operating interest                        6,417        3,957       1,979        1,183       1,583
Depreciation and amortization            14,910        9,543       3,838        3,227       3,197
(Loss) earnings from operations        (274,476)      70,666      77,470       46,947      27,092
Other income (expense), net               5,609        5,608        (475)       1,138      (3,255)
(Loss) earnings before income taxes    (268,867)      76,274      76,995       48,085      23,837
Net (loss) earnings                    (221,368)      44,770      45,055       28,185      13,846
Net (loss) earnings per common and
 common equivalent share              $   (4.47)   $    0.86   $    1.00    $    0.63   $    0.37
Weighted average number of common
 and common equivalent shares
 outstanding                             49,515       52,300      45,150       44,875      37,815

All common share information has been restated to reflect the three-for-two stock split in the form of a 50% stock dividend distributed on August 23, 1993.

(1)  Includes results of operations of Arena from January 4, 1992
(2)  Includes results of operations of Acclaim Comics from July 29, 1994
(3) Includes results of operations of Iguana from January 4, 1995 and of Lazer-Tron for the entire year
(4)  Includes results of operations of Sculptured and Probe for the entire year

                                                            August 31,
                                         1996         1995        1994        1993        1992
Balance Sheet Data:
Working capital (deficiency)        $ (10,039)   $ 200,455   $ 131,820   $  80,564   $  51,402
Total assets                          239,651      442,827     335,878     206,771     129,179
Current portion of long-term debt      25,527       25,196       1,538          87          87
Long-term liabilities                   4,032          461      41,754       2,538       3,380
Stockholders' equity                   93,589      314,707     175,243      96,867      64,706

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

         Acclaim Entertainment, Inc. ("Acclaim"), together with its subsidiaries (Acclaim and its subsidiaries are collectively hereinafter referred to as the "Company"), is a mass market entertainment company whose principal business to date has been as a leading publisher of interactive entertainment software ("Software") for use with interactive entertainment hardware platforms ("Entertainment Platforms"). The Company also engages in (i) the development and publication of comic books, which commenced in July 1994 through the acquisition of Acclaim Comics, Inc., formerly Voyager Communications, Inc. ("Acclaim Comics");
(ii) the distribution of Software titles developed by other Software publishers ("Affiliated Labels"), which commenced in the first quarter of fiscal 1995; (iii) the marketing of its motion capture technology and studio services, which commenced in the first quarter of fiscal 1995; (iv) the distribution of coin-operated, location-based ticket redemption games, which commenced in August 1995 through the acquisition of Acclaim Redemption
Games, Inc., formerly Lazer-Tron Corporation ("Lazer-Tron"); and
(v) the distribution of coin-operated video arcade games, which commenced in May 1996.

         The interactive entertainment industry is characterized by rapid technological change, resulting in hardware platform and related Software product cycles. No single Entertainment Platform or system has achieved long-term dominance. The Company's strategy is to develop Software for the hardware platforms that currently dominate the market and to develop Software for the hardware platforms that the Company perceives as having the potential to achieve mass market acceptance at such time as the Company's Software for such platform is to be released. This generally requires the Company to estimate the probable success of future hardware systems as much as 12 to 24 months prior to their introduction in order to allow sufficient lead time to develop Software that will be available for such new systems at or near the time of their release. If the Company does not accurately predict the success of existing or future hardware systems due to, among other things, the long Software development lead times involved, it could be in the position, as it was in fiscal 1996, of marketing Software (i) for new hardware systems that have not achieved significant market penetration and/or (ii) for hardware systems that have become or are becoming obsolete due to the introduction or success of new hardware systems. See "Business -- Risk Factors" and " -- Results of Operations." No assurance can be given that the Company will, in the future, correctly identify the systems with mass market potential or be successful in publishing Software for the platforms that achieve significant installed bases.

         The interactive entertainment industry is currently undergoing, and management anticipates that in both the short- and long-term future it will continue to undergo, significant changes due, in large part, to (i) the introduction of Entertainment Platforms incorporating more advanced processors and operating systems, (ii) the impact of technological changes embodied in personal computer/compact disk/multimedia systems ("PC CD Systems") and software therefor, (iii) the development of electronic and wireless delivery systems and (iv) the entry and participation of new companies in the industry. There can be no assurance that any of the newly introduced or announced platforms will achieve market penetration similar to that achieved by the SNES or Genesis 16-bit platforms.

         The Company's revenues have traditionally been derived from sales of Software for the then dominant platforms. Accordingly, the Company's revenues are subject to fluctuation and have been and, in the future, could be materially adversely affected during transition periods when new hardware platforms have been introduced but none has achieved a significant installed base.

         Most of the Company's revenues in fiscal 1994 and the majority of the Company's revenues in fiscal 1995 were derived from sales of Software for 16-bit Entertainment Platforms. The Company believes that full-priced ("front line") 16-bit Software sales peaked in calendar 1994 and have decreased substantially since that time.

         Due to the relatively longer time necessary to develop and manufacture 16- and 32-bit Software, the Company's strategic decisions in respect of the hardware systems it intended to support were required to be made in 1994, approximately 12 to 18 months prior to the shipment of Software for those platforms. In deciding which hardware systems to support in calendar 1995 and 1996 and which titles to develop for shipment in those years, the Company had to project, as early as 1994, anticipated sales levels of 16- and 32-bit Software in 1995 and 1996.

         Based on information available in 1994 and based on its historical experience with respect to the transition from 8-bit to 16-bit platforms, the Company believed that Software sales for 16-bit platforms would, although continuing to decrease overall, still dominate the interactive entertainment market in 1995 and that such sales would remain substantial through the 1996 holiday season. Accordingly, the Company's strategy for Christmas 1995 was to develop Software for multiple hardware platforms -- 16-bit,

32-bit and PC CD Systems -- and the Company anticipated that substantially all of its revenues in fiscal 1995 would be derived from its 16-bit Software sales. The Company anticipated that its sales of 32-bit and PC CD Software in fiscal 1996 would grow as compared to fiscal 1995 but that the majority of its revenues in fiscal 1996 would still be derived from 16-bit Software sales. However, the 16-bit Software market matured much more rapidly than anticipated by the Company, the Company's Christmas 1995 16-bit

Software sales were substantially lower than anticipated and, by April 1996, the Company derived minimal profits from such Software sales and made the decision to exit the 16-bit and portable cartridge markets.

         In connection with the Company's decision to exit the 16-bit and portable Software markets in April 1996, the Company recorded a special cartridge video charge of approximately $48.9 million in the second quarter of fiscal 1996, consisting of provisions of approximately $28.8 million and approximately $20.1 million, respectively, to adjust accounts receivable and inventories at February 29, 1996 to their estimated net realizable values in conjunction with management's decision to exit the portable and 16-bit cartridge market.

         Retail sales of the Company's cartridge Software during the second fiscal quarter generally fell short of the Company's expectations. Such sales were adversely impacted by the continuing decline of the market for 16-bit Software and the related transition to 32- and 64-bit Entertainment Platforms. As the 16-bit Software market continued to mature and shrink, the number of available titles continued to increase and, management believes, consumers became increasingly more discriminating about full-price Software purchases and the rates of sales of such Software declined. Accordingly, as inventory levels of the Company's Software grew at retail, the Company offered concessions in the form of discounts, returns and allowances to its retailers at higher than anticipated levels in order to manage inventory sell-through. However, the Company did not generate profits from sales of its Software when discounted to the mid priced and budget priced levels necessary to achieve retail sell through.
As a result of the foregoing, the Company's revenues for the quarter ended February 29, 1996 were materially adversely affected and the Company incurred a net loss from operations (including the special cartridge video charge) of $87.9 million and a net loss
(on an after-tax basis) of $55.8 million for the quarter ended February 29, 1996. See "Business -- Risk Factors" and Note 3 of Notes to Consolidated Financial Statements.


         Management believes that the previously discussed industry trends and factors which contributed to its decision in the second quarter of fiscal 1996 to exit the 16-bit cartridge and portable market generally continued and accelerated in the second half of fiscal 1996. Retail inventories were higher in this period than had been anticipated by management in April 1996 and sell-through of the Company's 16-bit as well as other Software was at lower than anticipated rates. The Company's 32-bit and PC CD Software sales in fiscal 1996 were materially insufficient to offset the decline in sales of 16-bit Software. The acquisitions of the Software studios materially increased the Company's fixed development and general and administrative expenses in fiscal
1996. The decline in the 16-bit market, the relatively slow growth of the 32-bit market and increased fixed operating costs materially adversely affected the Company's results of operations and liquidity in fiscal 1996.

         The Company recorded a loss from operations of $274.5 million for fiscal 1996, which includes an additional charge related to 16-bit and portable Software of $65.0 million, in the fourth quarter ended August 31, 1996 and a net loss (on an after tax basis) of $221.4 million for fiscal 1996. The loss for the fourth quarter of fiscal 1996 of $162.2 million reflects additional write-offs of receivables, the establishment of additional receivables reserves, severance charges incurred in the fourth quarter in connection with the downsizing of the Company and the reduction of certain deferred costs, as well as an operating loss for the period resulting primarily from price protection and similar concessions granted to retailers at greater than anticipated levels in connection with the Company's 16-bit Software. See "Business -- Risk Factors" and Note 22 of Notes to Consolidated Financial Statements.

         The Company is continuing to sell its existing 16-bit and portable cartridge Software inventory and has released, and may continue to release, 16-bit and/or portable Software selectively to support its key brands and, if requested by a retailer, may produce additional units of particular title(s) on a special order basis.

         The Company is currently developing Software for the Sony PlayStation, the Sega Saturn, the Nintendo N64 and various PC CD Systems. The 32- and 64-bit platforms have not achieved market penetration similar to that of the SNES or Genesis; accordingly, the number of units of each Software title sold for those systems is significantly less than the number of units of a title generally sold during 1993, 1994 and 1995 for the 16-bit systems because of the smaller installed base of the 32- and 64-bit systems. The Company plans currently to release between 18 and 20 titles for the 32-bit PlayStation and Saturn platforms in calendar 1997. As the market penetration of these platforms increases, it is the Company's intention to reduce the number of titles released by it.
The Company plans to release between 15 and 20 PC CD Software titles in fiscal 1997, of which 5 to 6 titles will be released only for PC CD Systems. With respect to the Nintendo N64 platform, the Company intends to release between four and six
Software titles in calendar 1997, one of which will be released in the spring of 1997 under the Company's current N64 agreement with Nintendo. Management anticipates that sales of the Company's 32- and 64-bit and PC CD Software will fall materially short of levels necessary to offset the continuing decline in 16-bit Software sales and that the Company's revenues and operating profits from the sale of 32- and 64- bit and PC CD Software in fiscal 1997 will be materially less than the Company's revenues and operating profits in fiscal 1994 and 1995. Accordingly, management anticipates incurring material losses for the first and second quarters of fiscal 1997. See "Business -- Risk Factors." No assurance can be given of the Company's results of operations and profitability in future periods. See "Business -- Risk Factors."

         As a result of the Company's acquisitions of Iguana, Sculptured and Probe in 1995 (two of which were completed in fiscal 1996), the Company's fixed costs relating to the development of Software and its general and administrative expenses were substantially higher in fiscal 1996 as compared to prior periods. See "Business -- Risk Factors" and "-- Operating Expenses." Such expenses in the aggregate had a material adverse impact on the Company's profitability in fiscal 1996. Management plans to maintain or reduce the dollar level of research and development expenses in fiscal 1997 which expenses management anticipates will be offset, in part, by revenues derived from sales of Software developed by the studios.

         In August 1996, the Company down-sized and reorganized some of its operations. Severance charges and other costs related to the down-sizing of approximately $5 million were incurred in the fourth quarter of fiscal 1996. Management anticipates that the Company will realize operating expense reductions resulting therefrom commencing in fiscal 1997.

         The release of "hit" titles for hardware platforms with significant installed bases can significantly affect revenues. Historically, such "hit" titles (such as the WWF titles) have accounted for significant portions of the Company's revenues during particular periods. In fiscal 1995, the NBA Jam Tournament Edition titles accounted for a significant portion of revenues; and in fiscal 1994, the Mortal Kombat II and NBA Jam titles each accounted for a significant portion of gross revenues. See "Legal Proceedings." No single title accounted for a significant portion of the Company's revenues in fiscal 1996. The lack of a "hit" title for a hardware platform with a significant installed base in fiscal 1996 contributed to the Company's loss for the year. See "Business -- Risk Factors."

         The timing of the release of Software can cause material quarterly revenue and earnings fluctuations. A significant portion of the Company's revenues in any quarter are generally derived from Software first shipped in that quarter. Product development schedules are difficult to predict due, in large part, to the difficulty of scheduling accurately the creative process and, with respect to Software for new hardware platforms, the use of new development tools and the learning process associated with development for new technologies. Software for the new Entertainment Platforms requires more development time and, accordingly, causes additional development and scheduling risk.
As a result, the Company's quarterly results of operations are difficult to predict and the failure to meet product development schedules or even minor delays in product deliveries could cause a shortfall in shipments in any given quarter which in the past have caused, and in the future could cause, the Company's results of operations and net income for such quarter to fall significantly below anticipated levels. See "Business -- Risk Factors."

         The Company's ability to generate sales growth and profitability will be materially dependent on (i) the growth of the Software market for 32- and 64-bit Entertainment Platforms and

PC CD Systems, (ii) the Company's ability to identify, develop and publish "hit" Software for hardware platforms with significant installed bases and (iii) the development of, and the generation of revenues from, its other entertainment operations.

Results of Operations

         The following table sets forth certain statements of consolidated operations data as a percentage of net revenues for the periods indicated:

                         Fiscal Year Ended August 31,
                                       1996     1995     1994
                                       ----     ----     ----

Domestic revenues                      58.7%    74.8%    76.4%
Foreign revenues                       41.3     25.2     23.6
                                       ----     ----     ----
         Net revenues                 100.0    100.0    100.0
Cost of revenues                      111.2     47.4     45.9
                                       ----     ----     ----
Gross (loss) profit                   (11.2)    52.6     54.1

Selling, advertising, general
  and administrative expenses         123.8     36.0     35.8
Product development                    21.4      1.8      1.0
Operating interest                      4.0      0.7      0.4
Depreciation and amortization           9.2      1.7      0.8
                                       ----     ----     ----
         Total operating expenses     158.3      40.2     38.0
(Loss) earnings from operations      (169.5)    12.4     16.1
Other income (expense), net             3.5      1.0     (0.1)
(Loss) earnings before income        (166.0)    13.5     16.0
  taxes
Net (loss) earnings                  (136.7)     7.9      9.4


Net Revenues

         The Company's gross revenues were derived from the following product categories:


                       1996+  1995+    1994+
                       ----   ----     ----
Portable Software      8.0%   10.0%   13.0%
16-Bit Software       44.0%   74.0%   83.0%
32-bit Software       32.0%    5.0%     --

PC CD Software        12.0%    4.0%    2.0%
Other                  4.0%    7.0%    2.0%



+The numbers in this chart do not give effect to sales credits and allowances granted by the Company in the periods covered since the Company does not track such credits and allowances by product category. Such credits and allowances were material to the Company's results of operations in fiscal 1996. Accordingly, the numbers presented may vary materially from those that would be disclosed if the Company were able to present such information as a percentage of net revenues.

         The decrease in the Company's net revenues from $566.7 million for the year ended August 31, 1995 to $161.9 million for the year ended August 31, 1996 was predominantly due to reduced unit sales of 16-bit Software, increased returns and allowances relating primarily to 16-bit Software and a reduction in average unit selling prices for 16-bit Software. See
" -- Overview." Management anticipates that sales of the Company's 32-bit, 64-bit and PC CD Software in fiscal 1997 will offset the reduction in revenues from sales of 16-bit Software and no assurance can be given with respect to the Company's revenues in future periods. In addition, to date, the Company has not generated material revenues from any of its operations other than Software publishing and no assurance can be given that the Company will be able to generate such revenues in the future. See "Business" and " -- Overview."

         The increase in the Company's net revenues from $480.8 million for the year ended August 31, 1994 to $566.7 million for the year ended August 31, 1995 was predominantly due to increased sales of 32-bit and PC CD Software and increased foreign sales and, to a lesser extent, revenues of Lazer-Tron (which are included in the Company's results of operations for the year) and Acclaim Comics.

         The Company is substantially dependent on Sony, Sega and Nintendo as the sole manufacturers of the hardware platforms marketed by them and as the sole licensors of the proprietary information and technology needed to develop Software for those platforms. In fiscal years 1994, 1995 and 1996, the Company derived 45%, 47% and 29% of its gross revenues, respectively, from sales of Nintendo-compatible Software and in fiscal years 1994, 1995 and 1996, the Company derived 55%, 46% and 36% of its gross revenues, respectively, from sales of Sega-compatible Software.
In addition, in fiscal 1996, the Company derived 19% of its gross revenues from sales of Software for the Sony PlayStation.

Gross Profit

         Excluding the impact of the special cartridge video charge, gross profit fluctuates as a result of six factors: (i) the level of returns and allowances; (ii) the number of "hit" products and average unit selling prices; (iii) the percentage of sales of CD Software; (iv) the level of manufacture by the Company of its Software; (v) the percentage of foreign sales; and (vi) the percentage of foreign sales to third party distributors.

         The Company's gross profit is adversely impacted by increases in the level of returns and allowances to retailers, which reduces the average unit price obtained for its Software sales.

Similarly, lack of "hit" titles or a low number of "hit" titles, resulting in lower average unit sales prices, adversely impacts the Company's gross profits.

         The Company's margins on sales of CD Software are higher than those on cartridge Software as a result of significantly lower product costs.

         The Company arranges for the manufacture by subcontractors of its Sega Software under its agreement with Sega. See "Business -- License Agreements." The cost of Software manufactured by the Company, together with the royalties payable to Sega for such manufacturing, is lower than the cost of the Company's Software products when manufactured by Sega. The royalty payable to Sega for Software manufactured by the Company is included as an operating expense, rather than as part of cost of revenues and increased levels of manufacturing by the Company result in higher gross profit as a percentage of net revenues. Software for the Sony and Nintendo platforms is manufactured by Sony and Nintendo, respectively. Royalties are payable to Sony and Nintendo as part of the product cost at the time of manufacture and such costs are included in the Company's cost of revenues sold which results in lower gross profit as a percentage of net revenues when compared to gross profit on sales of Sega Software.

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

         Gross profit decreased from $298.2 million (53% of net revenues) for the year ended August 31, 1995 to a gross loss of $(18.1) million ((11.2)% of net revenues) for the year ended August 31, 1996 predominantly due to increased returns and allowances relating to 16-bit Software.

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

         Management anticipates that the Company's future gross profit will be affected by (i) the percentage of returns, price protection and other similar concessions in respect of the Company's Software sales and (ii) the Company's product mix (i.e., the percentage of CD Software and sales related to the Company's new businesses). Although gross margins on sales of CD Software are, and are anticipated to continue to be, higher than those on sales of cartridge Software, management believes that stock-balancing programs for its PC CD Software products will result in higher rates of returns of such product as compared to the historical rate of return of Cartridge Software. As the percentage of sales of PC CD Software products increases, management anticipates that its reserves for such returns will increase, thereby offsetting a portion of the higher gross margins generated from CD Software sales.

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

Operating Expenses

         Selling, advertising, general and administrative expenses decreased from $203.9 million (36% of net revenues) for fiscal
1995 to $200.4 million (124% of net revenues) for fiscal 1996. The dollar decrease is primarily attributable to the decreased sales volume discussed above offset, in part, by increased overhead expenses relating to the operations of the studios in fiscal 1996. The percentage increase is attributable to reduced sales volume.

         Selling, advertising, general and administrative expenses increased from $172.1 million (36% of net revenues) for fiscal
1994 to $203.9 million (36% of net revenues) for fiscal 1995. The dollar increase is attributable to increased sales volume.

         Product development expenses increased from $4.6 million (1% of net revenues) in fiscal 1994 to 10.1 million (2% of net revenues) in fiscal 1995 to $34.6 million (21% of net revenues in fiscal 1996 due to the increase in Software development resulting from the acquisition of the three Software studios in calendar
1995. A substantial portion of such expenses were previously included as royalties paid to independent Software studios.

         Operating interest expense was $2.0 million (0.4% of net revenues) for fiscal 1994, $4.0 million (0.7% of net revenues) for fiscal 1995 and $6.4 million (4% of net revenues) for fiscal
1996. The increase was primarily attributable, in fiscal 1995, to increased sales volume and, in fiscal 1996, to higher outstanding balances under the Company's principal credit facility.

         Depreciation and amortization increased from $3.8 million (1% of net revenue) for fiscal 1994 to $9.5 million (2% of net revenues) for fiscal 1995 to $14.9 million (9% of net revenues) for fiscal 1996. The increase in fiscal 1995 is primarily attributable to increased amortization of the excess of costs over net assets acquired arising from the acquisition of Acclaim Comics and Iguana and depreciation relating to the acquisition of the

Company's corporate headquarters. The increase in fiscal 1996 is primarily attributable to depreciation relating to the Company's corporate headquarters and of fixed assets held by the studios.

         During the fourth quarter of fiscal 1996, based on current conditions in the comic book industry, the Company reduced the estimated remaining life of goodwill relating to Acclaim Comics from forty years to twenty years, which increased the related amortization expense by approximately $300,000 in the fourth quarter.

Seasonality

         The Company's business is seasonal, with higher revenues and operating income typically occurring during its first, second and fourth fiscal quarters (which correspond to the Christmas and post-Christmas selling season). The timing of the delivery of Software titles and the releases of new products cause materially fluctuations in the Company's quarterly revenues and earnings.

Liquidity and Capital Resources

         The Company used net cash from operating activities of approximately $38.3 million and $7.3 million in fiscal 1996 and 1995, respectively, and derived approximately $29.1 million of net cash from operating activities in fiscal 1994.

         The decrease in net cash from operations in fiscal 1996 as compared to fiscal 1995 was primarily attributable to a decrease in cash received from customers. The decrease in cash received from customers is primarily attributable to lower sales resulting from the maturation of the 16-bit market and the related transition to 32-bit and 64-bit platforms. See " -- Overview."

         The decrease in net cash from operations in fiscal 1995 as compared to fiscal 1994 was primarily attributable to relatively lower proceeds received from the Company's customers and, to a lesser extent, higher payments of interest to the Company's commercial lenders in connection with higher outstanding balances on the Company's working capital loans and acquisition financing. See Notes 2, 3 and 13 of Notes to Consolidated Financial Statements.

         The Company derived net cash from investing activities of approximately $7.4 million and $26.4 million in fiscal 1996 and 1995, respectively, and used net cash in financing activities of approximately $63.0 million in fiscal 1994.

         The decrease in net cash from investing activities in fiscal 1996 as compared to fiscal 1995 is primarily attributable to lower proceeds (approximately $14.6 million and $57.2 million in fiscal 1996 and 1995, respectively) derived from the sale of TCI capital stock (due to sales of a lower number of shares of such stock), offset by (i) higher cash associated with the acquisition of certain subsidiaries (approximately $7.9 million from Sculptured and Probe in fiscal 1996 as compared to $1.7 million from Lazer-
Tron and Iguana in fiscal 1995), which reflects cash held by subsidiaries at the respective dates of acquisition, and (ii) lower cash expended on the acquisition of fixed assets in fiscal
1996 as compared to fiscal 1995. See Notes 5, 6, and 9 of Notes to Consolidated Financial Statements.

         The increase in net cash provided by investing activities in fiscal 1995 as compared to fiscal 1994 is primarily attributable to (i) the sale of TCI capital stock in fiscal 1995, (ii) the $40 million loan from Midland Bank plc in connection with the acquisition of Acclaim Comics in fiscal 1994 and (iii) higher cash expended on the acquisition of fixed assets in fiscal 1995 as compared to fiscal 1994. See Notes 6 and 9 of Notes to Consolidated Financial Statements.

         The Company derived net cash from financing activities of approximately $5.0 million in fiscal 1996, used net cash from financing activities of approximately $9.6 million in fiscal 1995 and derived net cash from financing activities of approximately $41.2 million in fiscal 1994.


         The increase in net cash provided by financing activities in fiscal 1996 as compared to fiscal 1995 is primarily attributable to (i) proceeds from mortgage financing of the Company's headquarters in Glen Cove, (ii) the restructuring of the Midland
Bank plc financing in fiscal 1995, which required pre-payment of a portion of such debt and (iii) an increase in proceeds from short-term bank loans in fiscal 1996. See Notes 11 and 13 of Notes to Consolidated Financial Statements.

         The decrease from approximately $41.2 million of net cash provided by financing activities in fiscal 1994 as compared to approximately $9.6 million of net cash used in financing activities in fiscal 1995 is primarily attributable to the $40 million loan from Midland Bank plc in fiscal 1994 in connection with the acquisition of Acclaim Comics.

         The Company generally purchases its inventory of Nintendo and Sega (to the extent not manufactured by the Company) Software by opening letters of credit when placing the purchase order. At
August 31, 1994, 1995 and 1996, amounts outstanding under letters of credit were approximately $48.6 million, $24.1 million and $3.1 million, respectively. Other than such letters of credit, the Company does not currently have any material capital expenditure commitments.

         The Company has a revolving credit and security agreement with its principal domestic bank in the amount of $70 million, which agreement expires on January 31, 1999. The credit agreement will be automatically renewed for another year by its terms, unless terminated upon 90 days' prior notice by either party. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined on a formula based on factored receivables and inventory, which advances are secured by the Company's assets. This bank also acts as the Company's factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At August 31, 1996, the factoring charge was 0.25% of the receivables assigned and the interest on advances was at the bank's prime rate minus one-half of one percent. Effective November 8, 1996, interest is charged at the bank's prime rate plus one percent.
The Company was at August 31, 1996 in default of its financial covenants under this agreement, which default has been waived, but remains in default of the prohibition on having a "going concern" paragraph in the audit report on its financial statements. The Company is current in its payment obligations.
In connection with obtaining such waiver, the interest rate on advances was increased as described above, the advance formula was significantly modified to restrict and reduce the eligible receivables and inventory against which advances would be made, the financial covenants were made more restrictive on the Company and otherwise restructured to more accurately address the decrease in sales, profitability and cash flow of the Company and anticipated operations in future periods, and certain additional events of default were added. See "Risk Factors".

         In connection with its acquisition by the Company, Acclaim Comics entered into a credit agreement with Midland Bank plc
("Midland") for a loan (the "Loan") of $40 million. In connection with the establishment of its joint venture with Tele-Communications, Inc. ("TCI") and the related stock swap with TCI, the Company reached an agreement with Midland pursuant to which it repaid $15 million of the Loan and the remaining $25 million principal amount of the Loan is being amortized over a four and one-half year period terminating in July 1999. See Note 13 of Notes to Consolidated Financial Statements. The Loan, which is a direct obligation of Acclaim Comics, bears interest, at the borrower's option, at either (i) the higher of the federal funds rate plus one-half of one percent and the lender's prime rate, in each case, plus 125 basis points or (ii) the London interbank offered rate plus 250 basis points, and is secured by a first priority lien on substantially all of the assets of Acclaim Comics. The Loan is also guaranteed by Acclaim and certain of its subsidiaries and is secured by a first priority lien on all of the issued and outstanding shares of Acclaim Comics and by a third priority lien on substantially all of the assets of the Company. The credit agreement and related documents establishing and securing the Loan, as well as the guarantees delivered by Acclaim and its subsidiaries, contain customary financial, affirmative and negative covenants, including mandatory prepayments from excess cash flow of Acclaim Comics and from the proceeds of asset sales or sales of equity by the Company and restrictions on the declaration or payment of dividends by Acclaim
Comics and the Company. The Company is in default of its financial covenants, and the cross default provisions and certain other terms of the Loan, but is in compliance with its payment obligations.
The Company is in discussion with the lender for a waiver of the default and a restructuring of the Loan, including implementing more restrictive covenants, the Company immediately paying down a significant portion of the Loan and agreeing to accelerated payment terms for the balance. See "Business -- Risk Factors".

         The Company completed the purchase of a 70,000 square foot building and an adjoining parcel of land in April 1994. The purchase price for such property (where the Company's headquarters are located), and capital expenditures of approximately $23.1 million for improvements to the property through August 31, 1996, were financed with cash flows from operations. The Company is in default of its financial covenants and of the cross default provisions of the financing arrangements for this facility, which financing is secured by a mortgage on the building. The Company is in compliance with its payment obligations. The Company is discussing waiver of the default with the lender, including the Company agreeing to pay down immediately a portion of the loan and agreeing to accelerated payment terms for the balance. See "Business -- Risk Factors".

         In November 1996, the Company received an income tax refund of approximately $54 million related to the carryback of its loss for fiscal 1996. As a result, management believes that the Company has sufficient cash for its short-term liquidity needs. To enhance its long-term liquidity, the Company has significantly reduced the number of its employees and is evaluating various alternatives, including raising additional capital, the sale of certain assets and renegotiation of debt covenants and repayment terms related to its long-term debts. There can be no assurances that such capital infusion will be available or that any such capital infusion, advances, sale or renegotiation could be effected on satisfactory terms. In addition, the Company's future long-term liquidity will be materially dependent on its ability to develop and market Software that achieves widespread market acceptance for use with the Entertainment Platforms that dominate the market.

         The Company is party to various litigations arising in the course of its business, the resolution of none of which, the Company believes, will have a material adverse effect on the Company's liquidity or financial condition. The Company is also party to certain class action litigations. See "Legal
Proceedings" and Note 20 of Notes to Consolidated Financial
Statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         Independent Auditors' Report

The Board of Directors and Stockholders
 Acclaim Entertainment, Inc.:

     We have audited the accompanying consolidated balance sheet of Acclaim Entertainment, Inc. and Subsidiaries as of August 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for the year ended August 31, 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acclaim Entertainment, Inc. and subsidiaries as of August 31, 1996, and the results of their operations and their cash flows for the year ended August 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's significant loss from operations in fiscal 1996, the Company's violation of certain loan covenants and various uncertainties including the resolution of litigation raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The selected quarterly financial data in note 22 contain information that we did not audit, and, accordingly, we do not express an opinion on that data. We attempted but were unable to review the quarterly data in accordance with standards established by the American Institute of Certified Public Accountants because we believe that the Company's internal control structure policies and procedures for the preparation of interim financial information did not provide an adequate basis to enable us to complete such a review.


                                                  KPMG PEAT MARWICK LLP
New York, New York
December 16, 1996

          Report of Independent Certified Public Accountants

Board of Directors and Stockholders,
  Acclaim Entertainment, Inc.

     We have audited the accompanying consolidated balance sheet of Acclaim Entertainment, Inc. and Subsidiaries as of August 31, 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended August 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acclaim Entertainment, Inc. and Subsidiaries as of August 31, 1995 and the results of their operations and their cash flows for each of the years in the two-year period ended August 31, 1995 in conformity with generally accepted accounting principles.

     We have also audited financial statement schedule II of Acclaim Entertainment, Inc. and Subsidiaries for each of the years in the two-year period ended August 31, 1995. In our opinion, the financial statement schedule for such periods presents fairly, in all material respects, the information required to be set forth therein.

     As described in Note 20, the Company and certain officers have been named as defendants in various class action claims, the outcome of which cannot presently be determined. Accordingly, no provision for any liability that might result upon the resolution of these matters has been made in the fiscal 1995 consolidated financial statements.

                                                              GRANT THORNTON LLP
New York, New York
December 8, 1995

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in 000s, except per share data)

                                                                August 31,
                                                             1996        1995
                                                             ----        ----
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                 $  18,814   $  44,749
Marketable equity securities                                 11,278      26,503
Accounts receivable - net                                    20,478     179,311
Inventories                                                   8,052      16,015
Prepaid expenses                                             18,513      41,083
Income taxes receivable                                      54,334      14,171
Other current assets                                           --         4,654
                                                          ---------   ---------
      TOTAL CURRENT ASSETS                                  131,469     326,486
                                                          ---------   ---------
OTHER ASSETS
Fixed assets - net                                           42,779      33,970
Excess of cost over net assets acquired - net of
  accumulated amortization of $13,052 and $9,091,
  respectively                                               54,939      59,837
Other assets                                                 10,464      22,534
                                                          ---------   ---------
      TOTAL ASSETS                                        $ 239,651   $ 442,827
                                                          ---------   ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Trade accounts payable                                    $  29,749   $  49,072
Short-term borrowings                                         5,321       4,233
Accrued expenses                                             78,506      47,017
Income taxes payable                                            724         180
Current portion of long-term debt                            25,527      25,196
Obligation under capital leases - current                     1,681         333
                                                          ---------   ---------
      TOTAL CURRENT LIABILITIES                             141,508     126,031
                                                          ---------   ---------

LONG-TERM LIABILITIES
Obligation under capital leases - noncurrent                  3,685         408
Other long-term liabilities                                     347          53
                                                          ---------   ---------
      TOTAL LIABILITIES                                     145,540     126,492
                                                          ---------   ---------
MINORITY INTEREST                                               522       1,628

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,000 shares

   authorized; None issued                                     --          --
Common stock, $0.02 par value; 100,000 shares authorized;
   50,041 and 46,281 shares issued, respectively              1,001         926
Additional paid in capital                                  165,782     158,133
(Accumulated deficit), retained earnings                    (70,642)    153,141
Treasury stock, 348 and 273 shares, respectively             (1,813)       (807)
Foreign currency translation adjustment                        (754)        811
Unrealized gain on marketable equity securities                  15       2,503
                                                          ---------   ---------
      TOTAL STOCKHOLDERS' EQUITY                             93,589     314,707
                                                          ---------   ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 239,651   $ 442,827
                                                          ---------   ---------

See notes to consolidated financial statements.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                        (in 000s, except per share data)

                                                 Fiscal Year Ended August 31,
                                                 1996        1995        1994
                                                 ----        ----        ----

GROSS REVENUES                                $ 376,024   $ 591,804   $ 520,771
SALES CREDITS AND ALLOWANCES                    214,079      25,081      40,015
                                              ---------   ---------   ---------
NET REVENUES                                    161,945     566,723     480,756
COST OF REVENUES                                180,072     268,501     220,744
                                              ---------   ---------   ---------
GROSS (LOSS) PROFIT                             (18,127)    298,222     260,012
                                              ---------   ---------   ---------
OPERATING EXPENSES
Selling, advertising, general and
  administrative expenses                       200,440     203,930     172,099
Product development                              34,582      10,126       4,626
Operating interest                                6,417       3,957       1,979
Depreciation and amortization                    14,910       9,543       3,838
                                              ---------   ---------   ---------
TOTAL OPERATING EXPENSES                        256,349     227,556     182,542
                                              ---------   ---------   ---------
(LOSS) EARNINGS FROM OPERATIONS                (274,476)     70,666      77,470
                                              ---------   ---------   ---------
OTHER INCOME (EXPENSE)
Interest income                                   3,845       2,131       1,338
Other income (expense)                            4,103       6,859      (1,143)
Interest expense                                 (2,339)     (3,382)       (670)
                                              ---------   ---------   ---------
(LOSS) EARNINGS BEFORE INCOME TAXES            (268,867)     76,274      76,995
                                              ---------   ---------   ---------
(BENEFIT FROM) PROVISION FOR INCOME TAXES       (46,393)     31,625      31,940
                                              ---------   ---------   ---------
(LOSS) EARNINGS BEFORE MINORITY INTEREST       (222,474)     44,649      45,055
                                              ---------   ---------   ---------
MINORITY INTEREST                                 1,106        (121)       --
                                              ---------   ---------   ---------
NET (LOSS) EARNINGS                           $(221,368)  $  44,770   $  45,055
                                              ---------   ---------   ---------
NET (LOSS) EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE                     $   (4.47)  $    0.86   $    1.00
                                              ---------   ---------   ---------
WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                             49,515      52,300      45,150
                                              ---------   ---------   ---------

See notes to consolidated financial statements.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                        (in 000s, except per share data)


                                          Preferred Stock(1)     Common Stock
                                       --------------------   ------------------                            (Accumulated
                                              Issued               Issued         Additional                  Deficit)
                                              ------               ------           Paid-In     Deferred      Retained     Treasury
                                        Shares     Amount     Shares    Amount      Capital    Compensation   Earnings      Stock
                                        ------     ------     ------    ------      -------    ------------   --------      -----
Balance August 31, 1993                   --         --       37,259   $     745   $  38,377         --       $  61,516   $    (807)
                                       --------   --------    ------   ---------   ---------    ---------     ---------   ---------

Net Earnings                              --         --         --          --          --           --          45,055        --
Issuances                                 --         --          971          19      14,981         --            --          --
Exercise of Stock Options                 --         --        1,118          23       7,435         --            --          --
Tax Benefit from Exercise of
  Stock Options                           --         --         --          --         8,453         --            --          --
Foreign Currency Translation Gain         --         --         --          --          --           --            --          --
                                       --------   --------    ------   ---------   ---------    ---------     ---------   ---------
Balance August 31, 1994                   --         --       39,348         787      69,246         --         106,571        (807)
                                       --------   --------    ------   ---------   ---------    ---------     ---------   ---------
Net Earnings                              --         --         --          --          --           --          44,770        --
Issuances                                 --         --        5,182         104      83,659    $ (12,292)         --          --
Deferred compensation expense             --         --         --          --          --          1,640          --          --
Exercise of Stock Options                 --         --          628          13       4,170         --            --          --
Pooling of Interests with Lazer-Tron      --         --        1,123          22      10,609         --           1,800        --
Tax Benefit from Exercise of
  Stock Options                           --         --         --          --         1,101         --            --          --
Foreign Currency Translation Gain         --         --         --          --          --           --            --          --
Unrealized Gain on
  Marketable Equity Securities            --         --         --          --          --           --            --          --
                                       --------   --------    ------   ---------   ---------    ---------     ---------   ---------
Balance August 31, 1995                   --         --       46,281         926     168,785      (10,652)      153,141        (807)
                                       --------   --------    ------   ---------   ---------    ---------     ---------   ---------
Net Loss                                             --         --          --          --           --        (221,368)       --
Issuances of Common Stock
   and Options                            --         --          463           9       7,756       (7,765)         --          --
Deferred compensation expense             --         --         --          --          --          3,304          --          --
Exercise of Stock Options
  and Warrants                            --         --          552          11       3,711         --            --          --
Pooling of Interests with Sculptured
   and Probe                              --         --        2,745          55         (55)        --          (2,415)       --
Tax Benefit from Exercise of
  Stock Options                           --         --         --          --           698         --            --          --
Purchase of Treasury Stock                           --         --          --          --           --            --        (1,006)
Foreign Currency Translation Loss         --         --         --          --          --           --            --          --

Unrealized Loss on
  Marketable Equity Securities            --         --         --          --          --           --            --          --
                                       --------   --------    ------   ---------   ---------    ---------     ---------   ---------
Balance August 31, 1996                   --         --       50,041   $   1,001   $ 180,895    $ (15,113)    $ (70,642)  $  (1,813)
                                       --------   --------    ------   ---------   ---------    ---------     ---------   ---------

                                                      Unrealized
                                         Foreign       Gain On
                                         Currency     Marketable
                                        Translation     Equity
                                        Adjustment    Securities      Total
                                        ----------    ----------      -----

Balance August 31, 1993                 $  (2,964)         --       $  96,867
                                        ---------     ---------     ---------

Net Earnings                                 --            --          45,055
Issuances                                    --            --          15,000
Exercise of Stock Options                    --            --           7,458
Tax Benefit from Exercise of
  Stock Options                              --            --           8,453
Foreign Currency Translation Gain           2,410          --           2,410
                                        ---------     ---------     ---------
Balance August 31, 1994                      (554)         --         175,243
                                        ---------     ---------     ---------
Net Earnings                                 --            --          44,770
Issuances                                    --            --          71,471
Deferred compensation expense                --            --           1,640
Exercise of Stock Options                    --            --           4,183
Pooling of Interests with Lazer-Tron         --            --          12,431
Tax Benefit from Exercise of
  Stock Options                              --            --           1,101
Foreign Currency Translation Gain           1,365          --           1,365
Unrealized Gain on
  Marketable Equity Securities               --       $   2,503         2,503
                                        ---------     ---------     ---------
Balance August 31, 1995                       811         2,503       314,707
                                        ---------     ---------     ---------
Net Loss                                     --            --        (221,368)
Issuances of Common Stock
   and Options                               --            --            --
Deferred compensation expense                --            --           3,304
Exercise of Stock Options
  and Warrants                               --            --           3,722
Pooling of Interests with Sculptured
   and Probe                                 --            --          (2,415)
Tax Benefit from Exercise of
  Stock Options                              --            --             698
Purchase of Treasury Stock                   --            --          (1,006)
Foreign Currency Translation Loss          (1,565)         --          (1,565)
Unrealized Loss on
  Marketable Equity Securities               --          (2,488)       (2,488)
                                        ---------     ---------     ---------

Balance August 31, 1996                 $    (754)    $      15     $  93,589
                                        ---------     ---------     ---------

(1) The Company is authorized to issue 1,000 shares of preferred stock at a par value of $0.01 per share, none of which shares is presently issued and outstanding.

                 See notes to consolidated financial statements

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (in 000s, except per share data)

                                                 Fiscal Year Ended August 31,
                                                 1996        1995        1994
                                                 ----        ----        ----
CASH FLOWS (USED IN)  PROVIDED BY
  OPERATING ACTIVITIES
Cash received from customers                  $ 331,101   $ 614,526   $ 499,663
Cash paid to suppliers and employees           (383,209)   (594,457)   (439,034)
Interest received                                 3,845       2,131       1,338
Interest paid                                    (8,756)     (7,339)     (2,649)
Income taxes received (paid)                     18,719     (22,127)    (30,236)
                                              ---------   ---------   ---------
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                          (38,300)     (7,266)     29,082
                                              ---------   ---------   ---------

CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES
Acquisition of subsidiaries, net                  7,912       1,743     (47,805)
Investment in marketable securities                --          --       (10,375)
Sales of marketable securities                   14,599      57,160       8,314
Acquisition of fixed assets, excluding
  capital leases                                (13,488)    (29,862)    (10,195)
Disposal of fixed assets                            133         284          15
Acquisition of other assets                      (1,731)     (2,919)     (2,954)
                                              ---------   ---------   ---------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                            7,425      26,406     (63,000)
                                              ---------   ---------   ---------

CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES
Proceeds from term loan                            --          --        40,000
Proceeds from mortgage                            6,676        --          --
Payment of mortgage                                (223)     (1,342)        (87)
Proceeds from short-term bank loans              15,873      11,304      14,278
Payment of short-term bank loans                (14,337)     (8,769)    (20,313)
Exercise of stock options                         3,722       4,183       7,458
Payment of obligation under capital leases         (496)       (292)       (156)
Issuance of common stock                              4       1,398        --
Payment of long-term debt                        (6,196)    (16,046)       --
                                              ---------   ---------   ---------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                            5,023      (9,564)     41,180
                                              ---------   ---------   ---------
EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                                   (83)        497       1,669
                                              ---------   ---------   ---------

NET (DECREASE) INCREASE IN CASH                 (25,935)     10,073       8,931

CASH AT BEGINNING OF YEAR                        44,749      34,676      25,745
                                              ---------   ---------   ---------
CASH AT END OF YEAR                           $  18,814   $  44,749   $  34,676
                                              ---------   ---------   ---------

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Continued)
                        (in 000s, except per share data)

                                                            Fiscal Year Ended August 31,
                                                            1996        1995        1994
                                                            ----        ----        ----
RECONCILIATION OF NET (LOSS) EARNINGS TO NET CASH
  (USED IN) PROVIDED BY OPERATING ACTIVITIES
  Net (Loss) Earnings                                     $(221,368)  $  44,770   $  45,055
                                                          ---------   ---------   ---------
Adjustments to reconcile net (loss) earnings
  to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                              14,910       9,543       3,838
  (Gain) loss on sale of marketable securities               (3,690)     (5,968)        135
  Increase (Decrease) in allowance for returns
    and discounts                                           214,079      25,081      40,015
  Deferred taxes                                              4,264       8,610      (3,571)
  Minority interest in net earnings of consolidated
    subsidiary                                               (1,106)       (121)       --
  Deferred compensation expense                               3,304       1,640        --
  Non-cash inventory charges                                 25,753        --          --
  Non-cash royalty charges                                   30,432        --          --
  Other non-cash charges                                      1,577       1,751          32
  Change in assets and liabilities, net of effects
    of acquisitions:
     (Increase) in accounts receivable                      (28,123)    (35,754)    (99,249)
     (Increase) Decrease in inventories                     (17,842)      1,298       8,643
     Decrease (Increase) in prepaid expenses                  6,759     (17,345)       (954)
     (Increase) Decrease in other current assets                (19)     (8,813)      2,111
     (Decrease) Increase in trade accounts payable          (21,046)    (23,031)     10,940
     (Decrease) Increase in accrued expenses                (14,612)        580      13,147
     (Decrease) Increase in income taxes payable            (31,572)     (9,507)      8,940
                                                          ---------   ---------   ---------
  Total adjustments                                         183,068     (52,036)    (15,973)
                                                          ---------   ---------   ---------

  NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES     $ (38,300)  $  (7,266)  $  29,082
                                                          ---------   ---------   ---------

Supplemental schedule of noncash investing and
  financing activities:
                                                      1996      1995      1994
                                                      ----      ----      ----
   Acquisition of equipment under capital leases    $ 4,631   $    91   $   377


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
                                                         -------

In fiscal 1995, the Company issued 4,349 shares of its common stock, valued at $71,472 in exchange for 3,403 Class A common shares of Telecommunications, Inc.

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

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
                        (in 000s, except per share data)

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A. Business

     Acclaim Entertainment, Inc. and its subsidiaries ("Acclaim" or the "Company") is a mass market entertainment company whose principal business to date has been publishing and distributing interactive entertainment software. The Company also develops and publishes comic books, markets its motion capture technology and studio services and distributes coin-operated, location-based ticket redemption games and coin-operated video arcade games.

B. Principles of Consolidation

     The consolidated financial statements include the accounts of Acclaim and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

C. Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

D. Marketable Equity Securities

     The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost and investment income is included in earnings. The Company classifies certain highly liquid securities as trading securities. Trading securities are stated at fair value and unrealized holding gains and losses are included in income. Securities that are not classified as held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized holding gains and losses, net of tax, reported as a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method.

E. Inventories

     Inventories are stated at the lower of FIFO cost (first-in, first-out) or market and consist principally of finished goods.

F. Prepaid Royalties


     Royalty advances represent advance payments made to independent software developers and licensors of intellectual properties. All such payments are recoupable against future royalties in excess of minimum nonrefundable advances made in respect of software licensed under the terms of the agreements. Prepaid royalties are expensed as selling expenses at contractual royalty rates based on actual net product sales. That portion of prepaid royalties deemed unlikely to be recovered through product sales is charged to selling expenses. Royalty advances are classified as current and noncurrent assets based on estimated net product sales within the next year.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FISCAL YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
                        (in 000s, except per share data)

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

G. Fixed Assets

     Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, or, where applicable, the terms of the respective leases, whichever is shorter. The asset values of capitalized leases are included in fixed assets and the associated liabilities are reflected as obligations under capital leases.

H. Excess of Cost Over Net Assets Acquired

     Excess of cost over net assets acquired is being amortized on the straight-line basis over periods ranging from five to twenty years (See note 5). It is the Company's policy to evaluate and recognize an impairment of goodwill if it is probable that the recorded amounts are in excess of anticipated undiscounted future cash flows.

I. Net Revenues

     Revenues are recorded when products are shipped to customers. The Company is generally not contractually obligated to accept returns, except for defective product. However, the Company permits its customers to return or exchange product and may provide price protection on products unsold by a customer. Revenue is recorded net of an allowance for estimated returns, price concessions and other discounts. Such allowance is reflected as a reduction to accounts receivable when the Company expects to grant credits for such items; otherwise, it is reflected as a liability. The Company also recognizes revenue from sub-licensing of its intellectual properties. Such revenues are recognized under royalty agreements when the Company fulfills all of its obligations in accordance with such agreements.


J. Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

K. Foreign Currency Translations

     Assets and liabilities of foreign operations are translated at rates of exchange at the end of the period, while results of operations are translated at average exchange rates in effect for the period. Unrealized gains and losses from the translation of foreign assets and liabilities are classified as a separate component of stockholders' equity. Included in other income (expense) are realized gains and (losses) from foreign currency transactions of $2,917, ($2,832), $5,092, ($4,576) and $2,610
     ($3,336) in fiscal 1996, 1995, and 1994, respectively. The Company does not enter into material foreign currency hedging transactions.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FISCAL YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
                        (in 000s, except per share data)

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

L. Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure of the fair value of certain financial instruments. As of August 31, 1996 and 1995, the fair value of financial instruments (cash and equivalents, receivables, trade accounts payable, short-term borrowings and certain other liabilities) approximates book value due to the short maturity of these instruments. The Company is unable to determine the fair value of its term loan and mortgage note since they are in default.

M. Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated allowances for returns and discounts, the estimated valuation of inventory and the recoverability of advance royalty payments and goodwill. Actual results could differ from those estimates.

N. Reclassifications

     Certain reclassifications were made to prior period amounts to conform to the current period presentation format.

2. LIQUIDITY

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's significant loss from operations in fiscal 1996, the uncertainty whether the Company's products in development will be "hits", the Company's default of certain loan financial covenants related to its bank financings and uncertainty regarding the resolution of litigation, including various class action lawsuits, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

     The Company believed that the majority of its software revenues in fiscal 1996 would be derived from 16-bit software sales. However, the 16-bit software market matured much more rapidly than anticipated by the Company (See note 3) and the Company's 32-bit and PC CD software sales in fiscal 1996 were materially insufficient to offset the decline in sales of 16-bit software. Due to these factors and the increased fixed operating costs primarily attributable to the acquisition of software studios, the Company's results of operations and liquidity in fiscal 1996 were materially adversely affected. Short-term liquidity concerns were alleviated in November 1996 when the Company received an income tax refund of approximately $54,000 related to the carryback of its loss for fiscal 1996. The Company, to enhance its long-term liquidity, has significantly reduced the number of its personnel and is also evaluating various alternatives, including a capital infusion, the sale of certain assets and renegotiating debt convenants and repayment terms related to its long-term debt. However, the Company's future long-term liquidity will be materially dependent on its ability to develop and market new software products that achieve widespread market acceptance for use with the hardware platforms that dominate the market.

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FISCAL YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
                        (in 000s, except per share data)

3. SPECIAL CARTRIDGE VIDEO CHARGE (unaudited)

     In fiscal 1996 the Company's revenues were adversely affected due to new hardware platform introductions and the resulting shift from demand for 16-bit software to 32- and 64-bit software and PC CD software compatible with the new hardware systems. Due to the relatively longer development period relating to 16-bit and 32-bit software products, the Company's strategic decisions to support certain 16-bit and portable hardware systems and develop certain software products were made well in advance of the time it became apparent that the transition period commenced.

     In addition, in fiscal 1996, the Company did not release "hits" for hardware platforms with significant installed bases, as it had in prior years and offered concessions (such as returns and discounts) to its customers at higher than anticipated levels in order to manage 16-bit software inventory levels. Finally, the Company exited the 16-bit and portable software markets in April 1996.

     As a result, the Company recorded a special cartridge video charge in the second quarter of fiscal 1996 of $48,947 to adjust accounts receivable and inventories to their estimated net realizable values. Due to the continued and accelerated deterioration of the 16-bit and portable cartridge business throughout 1996, the Company revised its estimates in the fourth quarter of fiscal 1996 and recorded an additional charge of $65,031, primarily to adjust accounts receivable and inventory to their revised estimated net realizable values. The total charge of $113,978 for the year ended August 31, 1996 consists of provisions of approximately $90,524 and $23,455, respectively, to adjust accounts receivable and inventories related to 16-bit and portable Software to their estimated net realizable values subsequent to the Company's decision to exit such software market and is reflected as sales returns and allowances and in cost of sales, respectively, in the statement of consolidated operations.

The following presents the effect of the special cartridge video charge upon net revenues and cost of revenues:


                                        1996

Gross Revenues                        $376,024
Sales credits and allowances           123,555
                                      --------
                                       252,469

Special Cartridge Video Charge          90,524
                                      --------
Net revenues                          $161,945
                                      --------

Cost of revenues                      $156,617
Special Cartridge Video Charge          23,455
                                      --------
                                      $180,072
                                      --------
Gross (Loss) Earnings                 $(18,127)
                                      --------

4. LICENSE AGREEMENTS

     The Company has various license agreements with Nintendo Co., Ltd. (Japan) (Nintendo Co., Ltd. and its subsidiary, Nintendo of America, Inc., are collectively herein referred to as "Nintendo") pursuant to which it has the nonexclusive right to utilize the "Nintendo" name and its proprietary information and technology in order to develop and market interactive entertainment software ("Software") for use with various 8-bit, 16-bit and portable Nintendo platforms in various territories throughout the world. The Company also has an agreement with Nintendo to develop and market one N64 Software title in North America. The license agreements with Nintendo for the different platforms expire at various times.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FISCAL YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
                        (in 000s, except per share data)

4. LICENSE AGREEMENTS (continued)

     In April 1992, the Company entered into an agreement with Sega Enterprises Ltd. ("Sega"), pursuant to which the Company received the nonexclusive right to utilize the "Sega" name and its proprietary information and technology in order to develop and distribute software titles for use with various Sega platforms. The Company exercised its option to extend the Sega Agreement, which agreement, as amended, expired in December 1995. The Company is currently negotiating a new agreement with Sega. In the interim, the Company and Sega are continuing to operate under the terms of the expired Sega Agreement, and with respect to the Sega Saturn hardware platform are operating under an oral agreement. The Company believes that the impact, if any, of a new agreement with Sega will not have a material adverse effect on its financial condition or results of operations.

     In December 1994, the Company entered into an agreement with Sony Computer Entertainment of America ("SCE") pursuant to which the Company received the nonexclusive right to utilize its proprietary information and technology in order to develop and distribute Software titles for use with the Sony PlayStation(TM) for a four year period expiring in December 1998.

5. ACQUISITIONS

SCULPTURED SOFTWARE, INC.

     On October 10, 1995, the Company acquired all the issued and outstanding stock of Sculptured Software Inc., a software developer pursuant to an Agreement and Plan of Merger dated October 9, 1995 for 1,013 shares of the Company's common stock.

     The acquisition was accounted for as a pooling of interests and accordingly, the Company's financial statements for the year ended August 31, 1996 include the results of Sculptured. Prior period financial statements were not restated as the acquisition had an immaterial effect upon previously reported revenue and net income of the consolidated entities.

PROBE ENTERTAINMENT LTD.


     On October 16, 1995, the Company acquired all the issued and outstanding stock of Probe Entertainment Ltd., a software developer pursuant to an Agreement and Plan of Merger dated October 10, 1995 for 1,732 shares of the Company's common stock.

     The acquisition was accounted for as a pooling of interests and, accordingly, the Company's financial statements for the year ended August 31, 1996 include the results of Probe. Prior period financial statements were not restated as the acquisition had an immaterial effect upon previously reported revenue and net income of the consolidated entities.

IGUANA ENTERTAINMENT, INC.

     On January 4, 1995, the Company acquired all the issued and outstanding common stock of Iguana Entertainment, Inc., developers of interactive video games, pursuant to the terms of an Agreement and Plan of Merger dated December 20, 1994. The acquisition was accounted for as a purchase. Accordingly, the operating results of Iguana are included in the Statements of Consolidated Operations from the acquisition date. The acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FISCAL YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
                        (in 000s, except per share data)

5. ACQUISITIONS (Continued)

     In consideration for the Iguana stock, the Company paid $5,000 in cash. The total cost of the acquisition was $7,342, (which includes direct acquisition costs) of which $2,357 was allocated to identifiable net tangible assets. The remaining balance of $4,985 represents the excess of the purchase price over the fair value of the net assets acquired, which is being amortized on a straight-line basis over five years.

     Proforma results of operations, assuming the acquisition had been made at the beginning of each year presented, would not be materially different from the consolidated results reported.

LAZER-TRON CORPORATION

     On August 31, 1995, the Company acquired all the issued and outstanding common stock of Lazer-Tron Corporation, a developer and manufacturer of coin-operated redemption games pursuant to an Agreement and Plan of Merger dated March 22, 1995. Under the terms of the agreement, Lazer-Tron shareholders received .314 of a share of the Company's common stock for each Lazer-Tron share. Accordingly, the Company issued 1,123 shares of its common stock for all the outstanding shares of Lazer-Tron common stock. Additionally, outstanding options and warrants to acquire Lazer-Tron were converted to options and warrants to acquire 318 shares of the Company's common stock.

     The acquisition was accounted for as a pooling of interests and, accordingly, the Company's financial statements for the year ended August 31, 1995 have been restated to include the results of Lazer-Tron. Prior period financial statements were not restated as the acquisition had an immaterial effect upon previously reported revenue and net income of the consolidated entities.

ACCLAIM COMICS, INC.

     On July 29, 1994, the Company acquired all the issued and outstanding common stock of Acclaim Comics, Inc. (formerly Voyager Communications Inc.), publisher of Valiant Comics, pursuant to the terms of an Agreement and Plan of Merger dated April 30, 1994. The acquisition was accounted for as a purchase. Accordingly, the operating results of Acclaim Comics are included in the Statements of Consolidated Operations from the acquisition date. The acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition.

     In consideration for the Acclaim Comics' stock, the Company paid $65,000 comprised of (i) $50,000 in cash and (ii) 971 shares of the common stock of the Company. The total cost of the acquisition was $65,588 (which includes direct acquisition costs) of which $9,505 was allocated to identifiable net tangible assets. The remaining balance of $56,083 represents the excess of the purchase price over the fair value of the net assets acquired, which was being amortized on a straight-line basis over forty years. During the fourth quarter of fiscal 1996, based on current conditions in the comic book industry, the Company reduced the estimated remaining life of the goodwill related to Acclaim Comics to twenty years, which increased the related amortization expense by approximately $300. In connection with the acquisition, Acclaim Comics obtained a $40,000 term loan. (See note 13.)

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FISCAL YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
                        (in 000s, except per share data)

5. ACQUISITIONS (Continued)

     The following unaudited combined pro forma information shows the results of operations for the year ended August 31, 1994 as though the purchase of Acclaim Comics had been made at the beginning of that fiscal year.

     Net sales                              $504,436
     Net earnings                             47,695
     Net earnings per share                     1.04

     The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of the period, or of results which may occur in the future.

6. MARKETABLE EQUITY SECURITIES

     Marketable equity securities at August 31, 1996 and 1995 consisted primarily of Class A Common Shares of Tele-Communications, Inc. Such shares have been classified as "available for sale " securities and accordingly are stated at fair market value. Unrealized holding gains of $15 and $2,503 (net of income taxes of $1,784 at August 31, 1995) at August 31, 1996 and 1995, respectively, are classified as a separate component of stockholders' equity. In fiscal 1996 and 1995, other income includes realized gains from the sale of marketable equity securities of $3,689 and $5,968 respectively.

     On October 19, 1994, Acclaim Cable Holdings, Inc. a wholly-owned subsidiary of the Company, entered into a Partnership Agreement (the "Partnership Agreement") with TCI GameCo Ventures, Inc., an indirect wholly-owned subsidiary of Tele-Communications, Inc. ("TCI"), for the creation of a Delaware limited partnership (the "Joint Venture"), the interests in which are indirectly held 65% by the Company and 35% by TCI. The Company and TCI are currently reconsidering the viability of the Joint Venture.

     In connection with the execution of the Partnership Agreement, the Company entered into an Exchange Agreement (the "Exchange Agreement") with TCI and TCI GameCo Holdings, Inc. ("TCI Sub"), pursuant to which the Company issued and sold to TCI Sub 4,349 shares of the Company's common stock in exchange for 3,403 shares of Class A Common Stock of TCI.

7. ACCOUNTS RECEIVABLE

     Accounts receivable are comprised of the following:

                                                     August 31,
                                              1996                 1995
                                              ----                 ----
Receivables assigned to factor              $55,099              $155,782
Less advances from factor                    23,487                37,082
                                            -------              --------
    Due from factor                          31,612               118,700
Unfactored accounts receivable               12,031                33,093
Accounts receivable - Foreign                20,229                41,743
Other receivables                             5,472                 5,410
Allowances for returns and discounts        (48,866)              (19,635)
                                            -------              --------
                                            $20,478              $179,311
                                            -------              --------

     Pursuant to a factoring agreement, the Company's principal bank acts as its factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At August 31, 1996, the factoring charge amounted to 0.25% of the receivables assigned. The Company's obligations to the bank are collateralized by all of the Company's and its North American subsidiaries' accounts receivable, inventories and equipment. The advances for factored receivables are pursuant to a revolving credit and security agreement, which expires on January 31, 1999, in the maximum amount of $70 million. Pursuant to the terms of the agreement, which can be cancelled by either party upon 90 days written

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FISCAL YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
                        (in 000s, except per share data)

7. ACCOUNTS RECEIVABLE (Continued)

notice prior to the end of the term, the Company is required to maintain specified levels of working capital and tangible net worth, among other financial covenants.

     The Company draws down working capital advances and opens letters of credit (up to an aggregate maximum of $20 million) against the facility in amounts determined on a formula based on factored receivables, inventory and cost of imported goods under outstanding letters of credit. Interest was charged at the bank's prime lending rate (8.25% at August 31, 1996) per annum on such advances. Effective November 8, 1996, interest is charged at the bank's prime lending rate plus one percent per annum on such advances. As of August 31, 1996, the Company was in default of certain financial covenants under its revolving credit facility, which defaults have been waived by the lender. The Company is also in default of the prohibitions on having a "going concern" paragraph in the audit report on its financial statements under the revolving credit facility and the term loan.

     Pursuant to the terms of certain distribution, warehouse and credit and collection agreements, certain of the Company's foreign accounts receivable are due from certain distributors. These receivables are not collateralized and as a result management periodically monitors the financial condition of these distributors. No additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's accounts receivable. At August 31, 1996 and 1995, the balance due from a distributor was approximately 19% and 19% of accounts receivable foreign, respectively.

8. PREPAID EXPENSES

     Prepaid expenses are comprised of the following:

                                                   August 31,
                                             1996               1995
                                             ----               ----
Royalty advances                            $6,783            $25,640
Prepaid advertising costs                    2,868              6,292
Other prepaid expenses                       8,862              9,151
                                           -------            -------
                                           $18,513            $41,083
                                           -------            -------

     Prepaid advertising costs consist principally of advance payments in respect of television and other media advertising. Advertising expenses are charged to income as incurred.

9. FIXED ASSETS

     The major classes of fixed assets are as follows:

                                                    August 31,
                                             1996               1995
                                             ----               ----
Buildings and improvements                 $24,724            $21,351
Furniture, fixtures and equipment           34,490             19,608
Automotive equipment                         1,680              1,368
                                           -------            -------
                                            60,894             42,327
Less:  accumulated depreciation            (18,115)            (8,357)
                                           -------            -------
                                           $42,779            $33,970
                                           -------            -------

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FISCAL YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
                        (in 000s, except per share data)

9. FIXED ASSETS (Continued)

     The estimated useful lives of these assets are:

     Buildings and improvements                       1 to 20 years
     Furniture, fixtures and equipment                1 to 7 years
     Automotive equipment                             3 to 5 years

10. OTHER ASSETS

     Other assets are comprised of the following:

                                              August 31,
                                        1996              1995
                                        ----              ----
     Royalty advances                   5,255             5,000
     Investments                        1,000             4,000
     Other assets                       4,209            13,534
                                      -------           -------
                                      $10,464           $22,534
                                      -------           -------

11. SHORT-TERM BORROWINGS

     Short-term borrowings at August 31, 1996 and 1995 consisted of notes payable to banks in Japan of $3,671 and $4,233, respectively, and $1,650 outstanding under lines of credit with two domestic banks at August 31, 1996.

     The notes payable to banks in Japan are short-term, maturing within 90 days and are collateralized by inward letters of credit from distributors. The average annual interest rate applicable to the bank loans for the year ended August 31, 1996 was approximately 2%. Such agreement also provides that the bank has the right to offset cash of the Company collected under the inward letters of credit and deposited with it against the associated short-term notes.

     The credit agreement with one domestic bank provides for borrowings of up to $2,000 for general working capital purposes and is due on demand. Borrowings under the agreement bear interest at the bank's prime rate plus one percent (9.25% at August 31, 1996) and are based upon a percentage of eligible accounts receivable. The balance at August 31, 1996 was $1,300 which was repaid in December, 1996.

     A revolving line of credit agreement with the other domestic bank provides for borrowings of up to $500 and is renewable yearly with interest charged at one and one-half percent above the bank's prime rate (9.75% at August 31, 1996). The balance at August 31, 1996 was $350.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FISCAL YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
                        (in 000s, except per share data)

12. ACCRUED EXPENSES

     Accrued expenses are comprised of the following:

                                                               August 31,
                                                          1996            1995
                                                          ----            ----
     Accrued royalties payable                          $28,090         $18,712
     Accrued selling expenses and sales allowances       30,804           8,957
     Accrued payroll and payroll taxes                    2,229           5,750
     Other accrued taxes                                  4,290           3,606
     Other accrued expenses                              13,093           9,992
                                                        -------         -------
                                                        $78,506         $47,017
                                                        -------         -------

13. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                               August 31,
                                                          1996           1995
                                                          ----           ----
     (A)  Term loan                                     $19,000         $25,000
     (B)  Mortgage note                                   6,527            --
             Other                                         --               196
                                                        -------         -------
                                                         25,527          25,196
     Less: current portion                               25,527          25,196
                                                        -------         -------
                                                        $  --           $  --
                                                        -------         -------

     (A) In conjunction with the acquisition of Acclaim Comics, Inc., Acclaim Comics entered into a term loan guaranteed by the Company and collateralized by all the assets of Acclaim Comics, which bears interest based on LIBOR plus 2.5% (5.5625% at August 31, 1996) and was due and payable on January 29, 1996. On April 14, 1995, Acclaim Comics repaid $15,000 and exercised its option to extend the loan for an additional four and one-half year period, payable in quarterly installments of $1,500 through July 1998 and $1,750 through July 1999, at an interest rate of LIBOR plus 3.5%. The loan contains covenants which require the maintenance of certain financial ratios, restrict encumbrance of assets and limit the payment of dividends by the Company and Acclaim Comics.

     (B) The mortgage note bears interest at the bank's prime lending rate

(8.25% at August 1996) and is payable in quarterly installments that commenced March 1, 1996. The principal amount is payable in quarterly installments that commenced on May 1, 1996. On March 27, 2003, the unpaid principal sum of $3,559, together with all accrued and unpaid interest, will be due and payable. The mortgage note is collateralized by a building (Corporate Headquarters) with a carrying value of approximately $17,425.

     As of August 31, 1996, the Company has been advised by the lenders of the aforementioned long term debt that events of default have occurred and are continuing under clauses of the respective lending agreements regarding certain financial ratio requirements and prohibitions on cross defaults with other facilities. Although interest and principal payments continue to be made on a timely basis, the lenders have advised that they reserve the right to take any and all actions including the option of accelerating and/or demanding immediate

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FISCAL YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
                        (in 000s, except per share data)

13. LONG-TERM DEBT (Continued)

repayment of the obligations. Accordingly, the debt has been classified as current. As of August 31, 1995, the term loan was also classified as a current liability due to a covenant, with which the Company was not in compliance, that was revised but not yet effective. The Company is currently discussing additional modifications with all of its lenders. The Company expects that the modifications to its term loan and mortgage will include an immediate paydown of a portion of the loan and accelerated payment terms for the balance.

14. OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES

     The Company is committed under various capital leases for automotive and computer equipment expiring at various dates through 2006. Future minimum payments required under such leases are as follows:

          Years ending August 31,
                 1997                                       $2,108
                 1998                                        2,116
                 1999                                        1,248
                 2000                                          348
                 2001                                          264
                 Thereafter                                    400
                                                            ------
                 Total minimum lease payments                6,484
                 Less:  amount representing interest         1,118
                                                            ------
                 Present value of net minimum
                      lease payments                        $5,366

                                                            ------

        The present value of net minimum lease payments is reflected in the balance sheet as current and noncurrent obligations under capital leases of $1,681 and $3,685, respectively.

        The Company has operating leases for rental space and equipment which expire on various dates through 2006. The leases provide for contingent rentals based upon escalation clauses. Future minimum rental payments required under such leases are as follows:

          Years ending August 31,
                 1997                                        3,836
                 1998                                        3,375
                 1999                                        2,965
                 2000                                        2,580
                 2001                                        2,246
                 Thereafter                                  4,698
                                                           -------
          Total minimum operating lease payments           $19,700
                                                           -------

15. (BENEFIT FROM) PROVISION FOR INCOME TAXES

     During fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The cumulative effect of the accounting change was not material.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FISCAL YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
                        (in 000s, except per share data)

15. (BENEFIT FROM) PROVISION FOR INCOME TAXES (Continued)

The (recovery of) provision for income taxes consists of the following:

                                                 1996        1995        1994
                                                 ----        ----        ----
Current:
Federal                                        $(52,808)   $ 20,131    $ 21,382
Foreign                                           1,453        (457)        991
State                                              --         2,240       4,685
                                               --------    --------    --------
                                                (51,355)     21,914      27,058
                                               --------    --------    --------
Deferred:
Federal                                           4,264       8,880      (3,551)
Foreign                                            --          (270)        (20)
                                               --------    --------    --------
                                                  4,264       8,610      (3,571)
                                               --------    --------    --------
Charge in lieu of income taxes                      698       1,101       8,453
                                               --------    --------    --------
Total income tax provision (benefit)           $(46,393)   $ 31,625    $ 31,940
                                               --------    --------    --------

     A reconciliation of the federal statutory income tax rate with the effective income tax rate follows:

                                                1996       1995      1994
                                                ----       ----      ----
Statutory tax rate                             (35.0)%     35.0%     35.0%

State income taxes, net of
  federal income tax benefit                     --         2.2       3.6
Increase in valuation allowance                 12.2        --        --
Net operating loss carryback benefit
  at less than statutory rate                    4.2        --        --
Nondeductible expenses                           0.9        2.1       1.0
Foreign tax rate differential, net of
  foreign tax credits                            0.1        0.2       1.3
Other                                            0.3        2.0       0.6
                                               -----       ----      ----
Effective income tax rate                      (17.3)%     41.5%     41.5%
                                               -----       ----      ----

     The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities recorded on the consolidated balance sheets as of August 31, 1996 and 1995 are as follows:


                                            1996                       1995
                                            ----                       ----
                                    Deferred    Deferred Tax   Deferred    Deferred Tax
                                   Tax Assets   Liabilities   Tax Assets   Liabilities
                                   ----------   -----------   ----------   -----------
Reserves and allowances              $13,711         --         $ 1,662         --
Investment in subsidiary               2,879         --           3,664         --
Accrued expenses                       1,750         --            --           --
Federal net operating loss
     carryforwards                     8,750         --            --           --
Unrealized gains on marketable
      securities                        --           --            --        $ 1,784
Foreign net operating loss
      carryforwards                    5,644         --           1,059         --
Other                                    806      $    75           692           43
                                     -------      -------       -------      -------
                                      33,540           75         7,077        1,827
Valuation allowance                   33,465         --             548         --
                                     -------      -------       -------      -------
                                     $    75      $    75       $ 6,529      $ 1,827
                                     -------      -------       -------      -------

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FISCAL YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
                        (in 000s, except per share data)

15. (BENEFIT FROM) PROVISION FOR INCOME TAXES (Continued)

     As of August 31, 1996, the Company has a U.S. tax net operating loss carryforward of approximately $25,000 expiring in fiscal 2011. At August 31, 1996 the Company has provided a valuation allowance of $33,465 against its net deferred tax assets due to the Company's recent pre-tax losses and lack of significant offsetting objective evidence.

     At August 31, 1995, one of the Company's foreign subsidiaries had unused tax benefits of $548 related to foreign net operating loss carryforwards. A valuation allowance of $548 has been recognized to offset the related deferred tax asset due to the uncertainty of realizing the benefit of the loss carryforwards.

     Deferred tax assets of $2,259 are classified as other current assets at August 31, 1995. During fiscal 1995, additional tax benefits at $1,187 attributable to Acclaim Comics were recorded as a reduction of the excess cost over the net assets acquired.

     A provision for additional taxes on income which would become payable upon the repatriation of the earnings from its foreign subsidiaries has not been provided since, upon repatriation, the tax consequences of such distributions would be substantially offset by available foreign tax credits.

16. (LOSS) EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENTS

     (Loss) earnings per common share and common share equivalents are computed by dividing net earnings by the weighted average number of common shares and dilutive common share equivalents (stock options and warrants) outstanding. The weighted average number of common shares and common share equivalents used in computing net (loss)earnings per common share for the years ended August 31, 1996, 1995 and 1994 were 49,515, 52,300 and 45,150, respectively.

17. STOCK OPTION PLAN

     The Company has a stock option plan which, as amended, provides for the grant of up to 15,000 shares of its common stock to employees, directors and consultants. The exercise price per share of all incentive stock options heretofore granted has been the market price, or 110% thereof for certain employees, or, for non-incentive options, not less than 85% of market price, of the Company's common stock on the date of grant. Generally, outstanding options become exercisable evenly over a three year period from the date of grant (although this may be accelerated due to retirement or death). Outstanding options must generally be exercised within ten years from the date of grant or, with respect to incentive options, within five years from the date of grant for certain employees. The 1988 Stock Option Plan terminates in May 1998. At August 31, 1996, options to purchase approximately 5,980 shares were exercisable and options to purchase 128 shares were available for future grant under the 1988 stock option plan.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FISCAL YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
                        (in 000s, except per share data)

17. STOCK OPTION PLAN (Continued)

     Transactions are summarized as follows:

                                         Shares Under Option
                                         -------------------
                                       Incentive   Non-Incentive  Exercise Price
                                       ---------   -------------  --------------
Outstanding, August 31, 1993             3,595         5,062      $0.89-21.33
                                         -----        ------      ------------
Granted                                    864         2,303      $13.25-25.25
Exercised                                 (451)         (635)     $1.95-11.17
Cancelled                                 (450)       (1,726)     $1.95-25.25
                                         -----        ------      ------------
Outstanding, August 31, 1994             3,558         5,004      $0.89-21.75
                                         -----        ------      ------------
Conversion of Lazer-Tron Options           108            27      $5.41-40.61
Granted                                  1,596         2,861      $13.75-24.00
Exercised                                 (464)          (43)     $1.95-17.92
Cancelled                                 (427)       (2,022)     $3.92-20.63
                                         -----        ------      ------------
Outstanding, August 31, 1995             4,371         5,827      $0.89-40.61
                                         -----        ------      ------------
Granted                                  1,239         2,799      $6.38-24.75
Exercised                                 (384)          (95)     $0.89-17.92
Cancelled                                 (241)       (1,234)     $1.95-26.88
                                         -----        ------      ------------
Outstanding, August 31, 1996             4,985         7,297      $1.95-37.42
                                         -----        ------      ------------

     In addition, options to purchase 37 shares of common stock at $4.17 per share, 37 shares of common stock at $5.67 per share, 37 shares of common stock at $4.58 per share, 56 shares of common stock at $2.08 per share, 150 shares of common stock at $2.04 per share, 11 shares of common stock at $3.92 per share, 19 shares of common stock at $13.25 per share, 56 shares of common stock at $16 per share and 250 shares of common stock at $13.25 per share were granted outside the 1988 Stock Option Plan and remain outstanding at August 31, 1996.

     In October of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation," which must be adopted by the Company in fiscal 1997. The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose, commencing in fiscal 1997, the pro forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in the Statement.

18. EQUITY


     At August 31, 1996 and 1995, 2,625 stock warrants were outstanding and exercisable. The stock warrants entitle the holders thereof to purchase 1,500 shares of common stock at $2.42 per share and 1,125 shares of common stock at $3.00 per share. The stock warrants expire in 2001.

     In addition, outstanding stock warrants to purchase shares of Lazer-Tron Corporation (See note 5) were converted into warrants entitling the holders thereof to purchase 17 shares of common stock at $30.57 per share at August 31, 1996 and 1995, 40 shares of common stock at $9.55 per share at August 31, 1996 and 1995 and 105 shares of common stock at $15.92 per share at August 31, 1995. In

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FISCAL YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
                        (in 000s, except per share data)

18. EQUITY (Continued)

addition, certain of such warrants entitle the holders thereof to receive warrants to purchase 20 shares of common stock at $15.92 per share at August 31, 1996 and 1995. These warrants expire at various times through 1998.

     Deferred compensation at August 31, 1996 and 1995 was $8,194 and $10,652, respectively, which represents escrowed common stock on behalf of certain executives pursuant to employment agreements. The common stock is ratably released from escrow and the fair value of the common stock is recorded as expense when earned over the five-year term of the agreements, and are recoverable by the Company if the executive's employment with the Company is terminated upon the occurrence of certain events specified in the respective employment agreements.

     In fiscal 1996 the Company issued 463 shares of restricted common stock to employees. The fair value of the common stock issued of $4,990 is being expensed when earned over the five-year period that the restrictions lapse. If employment with the Company is terminated by the employee, any remaining restricted shares will be returned to the Company. Deferred compensation includes $4,576 at August 31, 1996 related to such restricted stock awards.

     Also included in deferred compensation at August 31, 1996 is $2,343 related to grants of stock options with exercise prices less than the fair value of the Company's common stock on the date of grant. Total deferred compensation was $2,775, which will be expensed at varying amounts through 1999.

19. MAJOR SUPPLIERS AND CUSTOMERS AND RELATED PARTY TRANSACTIONS

A. Major Suppliers and Customers


     The Company is substantially dependent on Nintendo as the sole manufacturer of N64, SNES and Game Boy hardware and a significant portion of the Software for those platforms and as the sole licensor of the proprietary information and the technology needed to develop the Software for those platforms; on Sega as the sole manufacturer of Saturn, Genesis, Master System, Game Gear and Sega CD hardware and a portion of Software for those platforms and as the sole licensor of the proprietary information and the technology needed to develop Software for those platforms; and on Sony as the sole manufacturer of PlayStation hardware and all of the Software for that platform. In fiscal years 1996, 1995 and 1994, the Company derived 29%, 47% and 45% of its gross revenues, respectively, from sales of Nintendo-compatible products, in fiscal years 1996, 1995 and 1994, the Company derived 36%, 46%, and 55% of its gross revenues, respectively, from sales of Sega-compatible products and in fiscal year 1996 the Company derived 19% of its gross revenues, from sales of Sony-compatible products.

     The Company markets its products primarily to mass merchandise companies, large retail toy store chains, department stores and specialty stores. No one customer accounted for more than 10% of revenues for the year ended August 31, 1996. Sales to one customer represented 11% and 12% of revenues for the years ended August 31, 1995 and 1994, respectively.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FISCAL YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
                        (in 000s, except per share data)

19. MAJOR SUPPLIERS AND CUSTOMERS AND RELATED PARTY TRANSACTIONS (Continued)

B. Related Party Transactions

     Sales commissions are payable to two companies owned or controlled by one of the Company's principal stockholders for sales obtained by these companies. These commissions amounted to approximately $515, $2,249 and $3,657 for the years ended August 31, 1996, 1995 and 1994, respectively, of which $1 and $458 are included in accrued expenses at August 31, 1996 and 1995, respectively.

20. COMMITMENTS AND CONTINGENCIES

(a) In December 1995, actions were filed against the Company and several of its directors and/or executive officers. The plaintiffs, on behalf of a class of the Company's stockholders, claim unspecified damages arising from the Company's December 4, 1995 announcement that it revised results for the fiscal year ended August 31, 1995 to reflect a decision to defer $18 million of revenues and $10.5 million of net income previously reported on October 17, 1995 for the fiscal year ended August 31, 1995. The actions were consolidated into a class action entitled In re: Acclaim Ent. Shareholder Litigation, 95 Civ. 4979 (E.D.N.Y.) (TCP). The consolidated complaint was served on defendants on or about June 14, 1996, and a corrected consolidated complaint was served on or about July 10, 1996. Defendants' have answered the complaint and have produced documents. No depositions have taken place to date in this action. The Company has Directors' and Officers' liability insurance which may cover some portion of the liability, if any, resulting from these actions. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been recognized in the accompanying consolidated financial statements.

(b) The Company and certain of its directors and/or executive officers were also sued in an action (the "Campbell Action") filed in December 1995 in the United States District Court in the Northern District of California. The plaintiffs in the Campbell Action, on behalf of former Lazer-Tron stockholders, claim unspecified damages arising from alleged violations of the anti-fraud provisions of the federal securities laws relating to, among other things, (i) the Company's October 17, 1995 announcement of its results of operations for the fiscal year ended August 31, 1995, which was subsequently revised by the Company's December 4, 1995 announcement reflecting a decision to defer $18 million of revenues and $10.5 million of net income previously reported for the fiscal year ended August 31, 1995 and (ii) the alleged misleading nature of prior public disclosures and announcements made by the Company. In addition, in the Campbell Action, the plaintiffs also allege certain common law causes of action. The Campbell Action has been transferred to the United States District Court for the Southern District of New York for consolidation with the action described in note 20(a). Additionally, actions may be brought against the Company and its officers and directors arising from the matters described above. The Company has Directors' and Officers' liability insurance which may cover a portion of the liability, if any, resulting from the Campbell Action. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been recognized in the accompanying financial statements.

(c) By summons and complaint dated December 11, 1995, certain of the Company's directors and/or executive officers were named as defendants, and the Company was named as a nominal defendant, in a shareholder derivative action in the Supreme Court of the State of New York, County of Nassau (the

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FISCAL YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
                        (in 000s, except per share data)

20. COMMITMENTS AND CONTINGENCIES (continued)

"Derivative Action"). The Derivative Action was brought on behalf of the Company (as nominal defendant), alleging that the individual defendants violated their fiduciary duties to the Company in connection with the Company's revision of its revenues for the fiscal year ended August 31, 1995 (as described in detail in note 20 (a)). Plaintiff alleges that the individual defendants (1) breached their duty of candor, (2) caused the Company to waste corporate assets, and (3) mismanaged the Company, and, accordingly, seeks unspecified damages. Plaintiffs withdrew their complaint and filed an amended complaint. The parties have briefed defendants' motion to dismiss based on plaintiffs' failure to make a proper demand. The Company has Directors' and Officers' liability insurance which may cover some portion of the liability, if any, resulting from the Derivative Action. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been recognized in the accompanying financial statements.

(d) The Securities and Exchange Commission has issued orders directing a private investigation relating to, among other things, the Company's earnings estimate for fiscal 1995 and its decision in the second quarter of fiscal 1996 to exit the 16-bit portable and cartridge market. The Company has been and intends to continue to fully cooperate with the Commission in its investigation.

(e) The New York State Department of Taxation and Finance (the "Department") has been conducting a field audit of the Company with respect to franchise tax liability for its fiscal years ended August 31, 1989, 1990 and 1991. The Company has recently been informed that the Department has made preliminary findings that a stock license fee (plus interest and penalties) of approximately $1,933, relating to the Company's outstanding capital stock as of 1989, is due to the State. The Company is contesting the fee and a petition denying liability has been filed. The Company believes that it has defenses and based on advice from legal counsel, the ultimate outcome of this audit will not have a material adverse effect on the Company.

(f) The Company's subsidiary, Lazer-Tron, was sued in an action in the Superior Court of the State of California, County of Alameda, Eastern Division. In addition, certain directors and officers of Lazer-Tron have been named as defendants in an action pending in the Superior Court of the State of California, County of Alameda. In addition, certain directors and/or executive officers of Lazer-Tron have been named as defendants in another action in the Superior Court of the State of California, County of Alameda. The plaintiffs, on behalf of a class of Lazer-Tron's stockholders, claim damages based on allegations that, as a result of lack of due diligence by the named defendants in fully investigating the proposed acquisition by the Company of Lazer-Tron, the defendants breached their fiduciary duties to Lazer-Tron's shareholders. These two actions have been consolidated. The court certified a class in the consolidated action. Lazer-Tron and the Company intend to defend this actions vigorously. Management believes, based on the allegations stated in the complaints, discovery proceedings to date, preliminary settlement discussions and advice from its legal counsel, that the ultimate outcome of these actions will not have a material adverse effect on the Company.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FISCAL YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
                        (in 000s, except per share data)

20. COMMITMENTS AND CONTINGENCIES (continued)

(g) In April, 1994, the Company and its executive officers were sued in four actions regarding its agreement with WMS Industries Inc. ("WMS"). The WMS actions were consolidated and on July 21, 1994, the plaintiffs served a second consolidated amended class action complaint entitled In re Acclaim Entertainment, Inc., Securities Litigation (CV 94 1501). The plaintiffs, on behalf of a class of the Company's stockholders, claim damages arising from the Company's alleged failure to comply with the disclosure requirements of the securities laws in respect of the Company's relationship with WMS and the status of negotiations on the renewal of a license agreement with WMS, pursuant to which WMS granted the Company a right of first refusal to create software for "computer games", "home video games" and "handheld game machines" based on arcade games released by WMS through March 21, 1995. The plaintiffs allege that, by no later than January 12, 1994, the Company knew or should have known that
(i) it was likely that the license agreement with WMS would not be renewed, (ii) the nonrenewal of the license agreement would have a material adverse impact on the Company, (iii) any joint venture or other agreement between WMS and the Company that might be entered into in the future, however unlikely that may be, would be on terms substantially less advantageous to the Company than the license agreement and (iv) statements by the Company's representative that rumors relating to the nonrenewal of the license agreement were "unsubstantiated" and that talks between the Company and WMS were continuing, were materially false and misleading. Accordingly, the plaintiffs claim that the defendants should have disclosed the likely nonrenewal of the license agreement. Discovery in the WMS Actions is almost complete, and the parties have moved for summary judgment. In addition, plaintiffs have moved to expand the class period. Defendants have opposed the motion. The Company believes the lawsuit is without merit and lacks any basis in fact, intends to defend the WMS Actions vigorously, and has asked for permission to move for summary judgment in its favor. The Company has also asserted a third-party action against its insurance company, Mt. Hawley Insurance Company ("Mt. Hawley") based on Mt. Hawley's disclaimer of coverage for liability which may result from the WMS Actions and for fees and expenses incurred in connection with the defense of the WMS Actions. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been recognized in the accompanying consolidated financial statements.

(h) The Company is also party to various other litigations arising in the course of its business, the resolution of none of which, the Company believes, will have a material adverse effect on the Company's liquidity or Results of Operations.

(i) At August 31, 1996, the Company and its subsidiaries had outstanding letters of credit aggregating approximately $3,100 for the purchase of merchandise. The Company's subsidiaries had independent facilities totalling approximately $45,000 with various banks at August 31, 1996.


(j) Trade accounts payable include $3,100 and $22,000 at August 31, 1996 and 1995, respectively, which were collateralized under outstanding letters of credit.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FISCAL YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
                        (in 000s, except per share data)

20. COMMITMENTS AND CONTINGENCIES (continued)

(k) The Company has established an Employee Savings Plan (the "Plan") effective January 1, 1995, which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Plan is available to all U.S. employees who meet the eligibility requirements. Under the Plan, participating employees may elect to defer a portion of their pretax earnings, up to the maximum allowed by the Internal Revenue Service (up to the lessor of 15% of compensation or $9,240 for calendar year 1996). All amounts vest immediately. Generally, the Plan assets in a participant's account will be distributed to a participant or his or her beneficiaries upon termination of employment, retirement, disability or death. All Plan administrative fees are paid by the Company.

     The Company does not provide its employees any other post retirement or post employment benefits, except discretionary severance payments upon termination of employment.

     At August 31, 1996, the Company recorded severance costs of $5,000, included in other accrued expenses.

(l) The Company has entered into employment agreements with certain of its directors and officers which provide for annual bonus payments based on consolidated income before income taxes, in addition to their base compensation.

21. OPERATIONS IN GEOGRAPHIC AREAS

     The Company is primarily engaged in one industry segment, the development, marketing and distribution of Software products. The following information sets forth geographic information on the Company's net revenues, (loss) earnings from operations and identifiable assets.

                                        United States   Europe     Japan      Other    Eliminations   Consolidated
                                        -------------   ------     -----      -----    ------------   ------------
Year ended August 31, 1996:
Sales to unaffiliated customers           $  57,742   $  86,043  $  14,945  $   3,215         --        $ 161,945
Transfers between geographic areas            6,368        --         --           91       (6,459)          --
                                          ---------   ---------  ---------  ---------    ---------      ---------
Total net revenues                        $  64,110   $  86,043  $  14,945  $   3,306    $  (6,459)     $ 161,945
                                          ---------   ---------  ---------  ---------    ---------      ---------
(Loss) earnings from operations           $(281,159)  $   6,041  $   1,369  $    (727)   $    --        $(274,476)
                                          ---------   ---------  ---------  ---------    ---------      ---------
Identifiable Assets at August 31, 1996    $ 204,749   $  23,415  $   9,442  $   2,045    $    --        $ 239,651
                                          ---------   ---------  ---------  ---------    ---------      ---------
Year ended August 31, 1995:
Sales to unaffiliated customers           $ 428,868   $  95,556  $  27,274  $  15,025    $    --        $ 566,723
Transfers between geographic areas           11,388         102       --         --        (11,490)         --
                                          ---------   ---------  ---------  ---------    ---------      ---------
Total net revenues                        $ 440,256   $  95,658  $  27,274  $  15,025    $ (11,490)     $ 566,723
                                          ---------   ---------  ---------  ---------    ---------      ---------
Earnings from operations                  $  45,457   $  17,732  $   1,872  $   5,605    $    --        $  70,666
                                          ---------   ---------  ---------  ---------    ---------      ---------
Identifiable Assets at August 31, 1995    $ 410,873   $  19,259  $  10,462  $   2,233    $    --        $ 442,827
                                          ---------   ---------  ---------  ---------    ---------      ---------
Year ended August 31, 1994:
Sales to unaffiliated customers           $ 367,271   $  78,878  $  17,338  $  17,269    $    --        $ 480,756
Transfers between geographic areas           11,057         333     11,728       --        (23,118)          --
                                          ---------   ---------  ---------  ---------    ---------      ---------
Total net revenues                        $ 378,328   $  79,211  $  29,066  $  17,269    $ (23,118)     $ 480,756
                                          ---------   ---------  ---------  ---------    ---------      ---------
Earnings from operations                  $  56,295   $   9,438  $   4,425  $   7,312    $    --        $  77,470
                                          ---------   ---------  ---------  ---------    ---------      ---------
Identifiable Assets at August 31, 1994    $ 295,649   $  32,982  $   5,292  $   1,955    $    --        $ 335,878
                                          ---------   ---------  ---------  ---------    ---------      ---------

                                       73

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FISCAL YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
                        (in 000s, except per share data)

21. OPERATIONS IN GEOGRAPHIC AREAS (Continued)

Export sales from the U. S. have been insignificant during each of the years in the three year period ended August 31, 1996.

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

     During the second half of fiscal 1996, the deterioration of the 16-bit cartridge and portable software market accelerated. Retail inventories were higher than anticipated and the Company's sales of its 16-bit products, as well as its other software products, continued to require more retail incentives, including price concessions. As a result, the Company's financial statements in the fourth quarter include several adjustments to accrue additional sales credits and allowances, reduce inventory to its net realizable value and write off prepaid royalties. The Company also accrued the costs associated with a reduction in its work force and to increase goodwill amortization. On a pre-tax basis, these fourth quarter adjustments are as follows:

Adjustments to estimated net realizable value
  of 16-bit cartridge and portable software accounts
  receivable and inventory                                        $ 65,000
Adjustments to estimated net realizable value of
  other accounts receivable and inventory                           29,000
Write-offs of prepaid royalties                                     31,000
Write-off of capitalized software costs                              8,000
Provision for severance costs                                        5,000
Accelerated amortization of goodwill                                   300
                                                                  --------
                                                                  $138,300
                                                                  --------

     A portion of these adjustments relate to prior quarters. However, the Company was unable to determine a reasonable method to allocate the adjustments since a combination of customer retail sales practices, sales concessions originating outside the Company's financial reporting process and changing 16-bit and portable software market conditions make more accurate estimates of the period in which these charges belong impractical to determine.

The following table sets forth certain quarterly financial information for fiscal 1996:

                                                         Quarter Ended
                                                         -------------
                                November 30,  February 29,   May 31,      August 31,
                                   1995          1996         1996          1996          Total
                                   ----          ----         ----          ----          -----

Gross Revenues                   $ 154,162    $ 104,377     $  66,310     $  51,175     $ 376,024
Sales credits and allowances        19,715      *86,451         3,671      *104,242       214,079
                                 ---------    ---------     ---------     ---------     ---------
Net revenues                       134,447       17,926        62,639       (53,067)      161,945
Cost of revenues                    75,863      *54,553        24,456       *25,200       180,072
Net (loss) earnings                    595      (55,771)       (3,968)     (162,224)     (221,368)
Net (loss) earnings per share    $    0.01    $   (1.12)    $   (0.08)    $   (3.28)    $   (4.47)

* Includes amounts relating to the special cartridge video charge as follows:

                          Quarter Ended (in millions)           Total
                          ---------------------------           -----
                    February 29, 1996    August 31, 1996
Sales credits
and allowances            $28.8               $61.7             $90.5

Cost of revenues           20.1                 3.3              23.4
                         ------              ------            ------
                          $48.9               $65.0            $113.9

                                                         Quarter Ended
                                                         -------------
                                November 30,  February 29,   May 31,      August 31,
                                   1994          1995         1995          1995          Total
                                   ----          ----         ----          ----          -----
Net revenues                     $ 164,304    $ 161,273     $ 107,654     $ 133,492     $ 566,723
Cost of revenues                    77,665       73,456        53,792        63,588       268,501
Net earnings                        15,958       13,856         8,855         6,101        44,770
Net earnings per share           $    0.34    $    0.28     $    0.17     $    0.11     $    0.86

     The sum of the quarterly net earnings per share amounts do not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the twelve months based on the weighted average common and common equivalent shares outstanding in each such period.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On July 24, 1996, at the recommendation of its Audit Committee (the "Audit Committee"), the Board of Directors of Acclaim adopted a resolution (i) not to retain Grant Thornton LLP ("GT") as the Company's independent auditors for the fiscal year ending August 31, 1996 and (ii) to engage KPMG Peat Marwick LLP ("KPMG") as the Company's independent auditors for the fiscal year ending August 31, 1996. GT was so advised on July 25, 1996.

         The reports of GT on the Company's consolidated financial statements as of and for the two years ended August 31, 1995 and 1994 did not contain an adverse opinion or a disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the report of GT on the Company's financial statements for the fiscal year ended August 31, 1995 contains a modification as to uncertainty relating to the eventual outcome of certain class action lawsuits in which Acclaim and certain of its officers and directors have been named as defendants. See Note 20 of Notes to Consolidated Financial Statements.

         During the Company's two most recent fiscal years ended August 31, 1995 and in the interim period from September 1, 1995 through July 24, 1996 there were no disagreements with GT on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GT, would have caused them to make reference thereto in their report(s) on the Company's financial statements for such fiscal year(s) or for such interim period, except:

         (a) A matter, which was resolved to GT's satisfaction, in respect of the timing of the recognition of certain revenues from nonrefundable, recoupable exclusivity fees, which had been included in revenues for the fourth quarter of fiscal 1995 in the October 1995 announcement by the Company of its financial results for fiscal 1995. The Audit Committee and/or senior management of the Company, on the one hand, and GT, on the other hand, had several discussions in respect of such matter. The matter was resolved by the Company revising such announced financial results to exclude such revenues from its financial results for fiscal 1995.

         (b) A matter, which was resolved to GT's satisfaction, in respect of the balance sheet presentation of a $19 million loan from Midland Bank plc. As of August 31, 1995, the Company did not meet a financial ratio covenant in the loan agreement relating to such loan. The Company's senior management and GT discussed this matter, which was resolved by the Company reclassifying the $19 million loan from long term debt to current liabilities.

         In addition, GT proposed several audit adjustments that were not recorded by the Company because they were considered by the Company and GT to be immaterial to the Company's consolidated financial statements for fiscal 1995 taken as a whole.

         During the Company's two most recent fiscal years ended August 31, 1995 and the interim period from September 1, 1995 through July 24, 1996, there were no "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K ("Regulation S-K") promulgated under the Securities Exchange Act of 1934, except as follows:

         By letter dated April 15, 1996, GT advised the Company that they had noted certain internal control structure matters that related to significant deficiencies in the design or operation of the Company's internal control structure, relating to the quality and depth of financial management, analysis of significant estimates, lack of internal audit function and accounting for capitalized software costs, that, in their judgment, could adversely affect the Company's ability to record, process, summarize and report financial data consistent with the assertions of management in the Company's financial statements.

         In May 1996, KPMG was retained to conduct a review of certain internal controls to identify and assist the Company to implement any additional necessary steps to strengthen its internal controls.

         A member of the Audit Committee and/or senior management has discussed the subject matter of each item described above with GT, and the Company has authorized GT to respond fully to all inquiries of KPMG concerning the subject matter thereof.

         In response to the Company's draft Form 8-K filing presented to GT, the Company received the following letter dated July 31, 1996 from GT which was filed as an Exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission.:

         Securities and Exchange Commission
         Washington, D.C. 20549

         Re: Acclaim Entertainment, Inc.
             File No. 0-16986

         Dear Sir or Madam:

         We have read Item 4 of the Form 8-K of Acclaim Entertaiment, Inc. We believe it should be supplemented and, in part, amended to reflect the following:

         With regard to the interim period from September 1, 1995 through July 24, 1996, we were not engaged to perform timely reviews of the fiscal 1996 quarterly consolidated financial statements of the Registrant. On July 17, 1996, however, we were engaged to perform a review of the quarterly consolidated financial statements of the Registrant for each of the first three quarters of the fiscal year ending August 31, 1996 in respect of the Registrant's filing on Form S-3 on behalf of certain selling shareholders. On July 25, 1996, the Registrant orally advised us of our termination as their independent accountants. In connection with such review, certain matters, which were still pending at the time of our termination, may have resulted in additional disagreements and/or reportable events had we completed our procedures. These matters included the following:


         o the recognition and/or disclosure of a settlement offer pertaining to the Lazer-Tron class action litigations.

         o the recoverability asessment pertaining to excess of costs over net assets acquired attributable to Acclaim Comics, Inc.

         o the findings of the "internal controls audit" being conducted by KPMG Peat Marwick.

         With regard to reportable events, we had issued our Internal Control Structure/Reportable Conditions letter dated April 15, 1996 (an initial draft of which was provided to the Registrant on January 25, 1996) summarizing reportable conditions and recommendations which specifically addressed the Registrant's quality and depth of financial management, analysis of significant estimates, lack of internal audit function and accounting for capitalized software costs. Further, the reportable conditions discussed therein are those that we had noted as of December 8, 1995 in conjunction with our audit of the Registrant's consolidated financial statements as of and for the year ended August 31, 1995; we have not updated our procedures regarding such matters since that date. We have not discussed with the Audit Committee the subject matter of our Internal Control Structure/Reportable
         Conditions letter, despite our requests to the Registrant to meet with the Audit Committee for that purpose.

         With regard to the subject matter of the disagreements set forth in
         Item 4 which are contained in more detail in our Report to the Audit Committee dated April 15, 1996 (an initial draft of which was provided to the Registrant on January 18, 1996), please be advised that we had a telephonic discussion on December 4, 1995 with the Audit Committee addressing only disagreements that had occurred through that date.

         In connection with the Registrant's filing on Form S-3 referred to above, we requested the Proxy Statement for the upcoming Annual Shareholders' meeting which would be incorporated by reference in the Form S-3, thereby forming a part of the registration statement. Professional standards require that we read such information. We were informed by the Registrant as recently as July 23, 1996 that the Proxy Statement was not available for our review. On July 24, 1996, through EDGAR, we independently obtained a copy of such requested Proxy Statement and learned that the Registrant had filed such Proxy Statement with the Securities and Exchange Commission on July 18, 1996. We viewed this as a restriction placed by the Registrant on information requested by us during the conduct of our procedures.

         With regard to the Registrant's retention of KPMG Peat Marwick to conduct an "internal controls audit," we did not discuss this matter with the Registrant's Audit Committee and/or senior management. However, as described in our Report to the Audit Committee dated April 15, 1996 (an initial draft of which was provided to the Registrant on January 18, 1996), we were informed by management that the Registrant's legal counsel retained KPMG Peat Marwick to assist in responding to the Securities and Exchange Commission's Division of Enforcement. Further, we have no knowledge as to the specific matters on which KPMG Peat Marwick was consulted.

                                     *  *  *  *  *

         With regard to the following statements made by the Registrant in Item 4 of Form 8-K dated July 24, 1996, we have no basis for agreeing or disagreeing with:

         o the first sentence of Item 4 with respect to the July 24, 1996 Board of Directors resolution.

         o the last sentence to the first paragraph of Item 4 with respect to the Registrant's press release and any information contained therein.

         o the last sentence to the second subparagraph (b) of the third paragraph of Item 4 with respect to the matter referred to in such paragraph being resolved with the bank.

         o the sixth paragraph of Item 4 with respect to the May 1996 retention of KPMG to conduct an "internal controls audit."

         Very truly yours,

         GRANT THORNTON LLP


         In response to GT's letter of July 31, 1996, the Company notes the following:

         (a) Notwithstanding the fact that GT was not retained to perform formal reviews of the Company's financial statements for the first, second and third quarters of fiscal 1996, GT provided the Company with extensive advice and consultation regarding the appropriate presentation of such quarterly financial statements and also advised on the accounting theories and methodologies applied; and

         (b) In connection with GT's review of the Company's quarterly financial statements for each of the first three quarters of fiscal 1996 in respect of the Company's Registration Statement on Form S-3, GT advised the Company on Tuesday, July 23, 1996, that it had completed its review procedures, that there were no outstanding issues for further discussion and that GT would release its consent in connection with the Form S-3. In addition, on Tuesday, July 23, 1996, the Company delivered to GT its management representation letter, which generally signifies the completion of the review procedure. The Company delivered to GT a copy of the Proxy Statement relating to its annual meeting of stockholders to be held on August 7, 1996. On July 24, 1996, the Company was advised by GT that, upon review of the Proxy Statement, GT noted that auditors had not yet been retained for fiscal 1996 and accordingly, GT would not release its consent unless they were appointed as the Company's auditors for fiscal

1996. GT subsequently raised the matters discussed in GT's letter, which are disputed by the Company as indicated above.

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information concerning each of the directors and executive officers of the Company:


                                                  Principal
         Name                                     Occupation                             Age
         ----                                     ----------                             ---
Gregory E. Fischbach                     Co-Chairman of the Board;                        54
                                         President and Chief
                                         Executive Officer of the
                                         Company

James Scoroposki                         Co-Chairman of the Board,                        48
                                         Senior Executive Vice
                                         President, Secretary and
                                         Treasurer of the Company

Robert Holmes                            Consultant                                       43

Bernard J. Fischbach                     Attorney                                         51

Michael Tannen                           Chief Executive Officer                          56
                                         and President of Tannen
                                         Media Ventures

Robert H. Groman                         Attorney                                         54

James Scibelli                           President of Roberts &                           46
                                         Green, Inc.

Bruce W. Ravenel                         President and Chief                              46
                                         Executive Officer of TCI
                                         Internet Services, Inc.

J. Mark Hattendorf                       Executive Vice President                         46
                                         and Chief Financial and
                                         Accounting Officer

Anthony R. Williams                      Executive Vice President                         38


         Gregory E. Fischbach, a founder of the Company, has been Chief Executive Officer of the Company since its formation and Co-Chairman of the Board since March 1989. Mr. Fischbach was also President of the Company from its formation to January 1990 and has been President of the Company since October 1996. From

June 1986 until January 1987, he was President of RCA/Ariola
International, responsible for the management of its record operations outside the U.S. and in charge of its seventeen operating subsidiaries.

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

         Robert Holmes held a variety of positions including, most recently, President of the Company, from April 1987 to October 1996. Mr. Holmes is currently employed by the Company, pursuant to his existing agreement in principle with the Company, as a special advisor to the Board reporting to Mr. Gregory Fischbach. From 1983 to 1987, he served in a variety of positions at Activision, Inc., an international home computer and video game software company.

         Bernard J. Fischbach has been engaged in the private practice of law in Los Angeles, California since 1976 with Fischbach, Perlstein, Lieberman & Yanny and its predecessor firms. See "Certain Relationships and Related Transactions."

         Michael Tannen has, since 1988, been the President and Chief Executive Officer of InterVision, Inc., a subsidiary of Millicom Incorporated, a company involved in publishing, television production and home video distribution and sales, and Chief
Executive Officer of Kinnevik Media Ventures, Ltd., a media service subsidiary of A.B. Kinnevik, a Swedish conglomerate engaged, among other things, in international satellite television broadcasting, cable television networks and cellular mobile telephone and paging operations. In 1992, Mr. Tannen also became Chief Executive Officer of Television Holdings
International, S.A., a wholly owned subsidiary of A.B. Kinnevik.

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

         Bruce W. Ravenel has, since January 1996, served as President and Chief Executive Officer of TCI Internet Services, Inc. and Senior Vice President for Internet Services of TCI Communications, Inc., both wholly-owned subsidiaries of Tele-Communications, Inc. ("TCI"), in which capacity he has been responsible for all Internet-related business activities of TCI. From 1994 to 1996, Mr. Ravenel was Senior Vice President and Chief Operating Officer of TCI Technology Ventures, Inc. ("TCI Technology"), a division of TCI, and from 1991 to 1994 he served as Senior Vice President of TCI Technology.

         J. Mark Hattendorf has been the Executive Vice President and Chief Financial Officer of the Company since July 1996. From
October 1995 to June 1996, Mr. Hattendorf served as Senior Vice President and Chief Financial Officer of Prodigy Services
Company, an online consumer services company.  From September
1993 to October 1995, Mr. Hattendorf served as Senior Vice
President and Chief Financial Officer of Herbalife International Inc., a nutritional direct selling organization. From 1991 to 1993, Mr. Hattendorf served as a full time financial consultant to Canal+, a French entertainment company engaged, among other things, in international satellite television broadcasting.

         Anthony Williams is Executive Vice President of the Company. Prior to such time and for more than the preceding five years, Mr. Williams held a variety of positions with the Company.

         Since November 1996, the Board of Directors has an Executive Committee (the "Executive Committee"), the members of which are Messrs. Tannen, Groman, Scibelli, B. Fischbach and Scoroposki.
The Executive Committee has such powers as may be assigned to it by the Board of Directors from time to time. It is charged with meeting with the management of the Company on a regular basis regarding the Company's plans for fiscal 1997 and monitoring management's efforts in this regard.

         The Board of Directors has an Audit Committee (the "Audit Committee"), the members of which are Messrs. Tannen, Groman and Scoroposki. The Audit Committee has such powers as may be assigned to it by the Board of Directors from time to time. It is charged with recommending to the Board of Directors the engagement or discharge of independent public accountants, reviewing the plan and results of the auditing engagement with the officers of the Company, and reviewing with the officers of the Company the scope and nature of the Company's internal accounting controls.

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

         Mr. Ravenel was elected as a director of the Company in February 1995 in connection with the sale by the Company of 4,348,795 shares of its common stock to TCI GameCo Holdings, Inc. ("TCI Sub"), an indirect wholly-owned subsidiary of TCI, in February 1995. In addition, in February 1995, Messrs. Gregory Fischbach and Scoroposki entered into a voting agreement with TCI Sub pursuant to which each party agreed to vote all shares beneficially owned by it in favor of those individuals nominated by the Board of Directors of the Company for election to the Board of Directors at any annual or special meeting of the stockholders of the Company at which directors are to be elected provided that, subject to certain exceptions, such nominees include Messrs. Gregory Fischbach and Scoroposki (or their designees or successors) and one individual proposed by TCI Sub.

         The Company has agreed with each of Messrs. G. Fiscbach and Scoroposki, pursuant to the terms of their respective employment agreements, to use its best efforts to cause him to be elected as a director.

         There is no other arrangement or understanding pursuant to which any person has been elected as a director or executive officer of the Company.

Item 11.          EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE

         The following table summarizes all plan and non-plan compensation awarded to, earned by or paid to the Company's Chief Executive Officer and its four other executive officers (together, the "Named Executive Officers") who were serving as executive officers during and at the end of the last completed fiscal year ended August 31, 1996 for services rendered in all capacities to the Company and its subsidiaries for each of the Company's last three fiscal years:

                                                       Annual                                                   All Other
                                                       Compensation           Long Term Compensation           Compensation*
                                            --------------------------------  ----------------------           ------------
                                                                                        Awards
                                                                                      ----------
                                                                                      Securities
Name and                                                                              Underlying
Principal                                              Salary        Bonus             Options
Position                                    Year         $              $                  #                         $
---------                                   ----      --------    ----------           -------                    -------
Gregory E. Fischbach                        1996      $775,000    $   -0-              150,000                    $19,200
  Co-Chairman and                           1995       775,000     2,775,000           150,000                     17,000
  Chief Executive Officer                   1994       775,000     2,685,000           300,000                     14,500

James Scoroposki                            1996       500,000        -0-              150,000                      5,100
  Co-Chairman, Senior                       1995       500,000     2,350,000           150,000                      4,600
  Executive Vice President,                 1994       483,000     2,685,000           300,000                      4,300
  Treasurer and Secretary

Robert Holmes                               1996       605,000         -0-               -0-                        6,000
  President and Chief                       1995       550,000     2,350,000           325,000                      6,000
  Operating Officer                         1994       500,000     1,467,000           450,000                      5,400

J. Mark Hattendorf                          1996       250,000         -0-             165,000                      -0-
  Executive Vice President
  and Chief Financial
  and Accounting Officer

Anthony Williams                            1996       225,000         -0-                -0-                       2,100
  Executive Vice                            1995       225,000        45,000           140,000                      2,000
  President                                 1994       200,000       100,000           200,000                      1,800

________________________________________________
* Represents dollar value of insurance premiums paid by the Company during the fiscal year with respect to term life insurance for the benefit of the Named Executive Officers.


         No restricted stock awards, stock appreciation rights or long-term incentive plan awards (all as defined in the proxy regulations promulgated by the Securities and Exchange Commission) were awarded to, earned by, or paid to the Named Executive Officers during any of the Company's last three fiscal years.

                       OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information with respect to grants of stock options to purchase the Company's common stock, par value $0.02 per share (the "Common Stock"), pursuant to the Company's 1988 Stock Option Plan (the "Plan") granted to the
Named Executive Officers during the fiscal year ended August 31, 1996.

                                                 Individual Grants                              Potential
                                ----------------------------------------------------            Realizable Value
                                Number        Percent of                                        at Assumed Annual
                                  of          Total                                             Rates of Stock
                                Securities    Options                                           Price Appreciation
                                Underlying    Granted to                                        For Option Term
                                Options       Employees     Exercise     Expira-          -----------------------------
                                Granted       in Fiscal     Price        tion               5%             10%
Name                               (#)           Year       ($/sh)       Date              ($)             ($)
----                            ---------     ---------     -------      ---------        ------------     ------------
Gregory E. Fischbach              150,000       3.7%        $ 7.50       7/23/2006        $    707,506     $    707,506

James Scoroposki                  150,000       3.7%          7.50       7/23/2006             707,506          707,506

Robert Holmes                        -0-         NA            NA           NA                 NA               NA

J. Mark Hattendorf                 39,999       1.0%          7.50       7/23/2006             188,664          478,111
                                  125,001       3.1%          6.38       7/23/2006           1,299,054        2,068,526

Anthony Williams                    -0-          NA            NA           NA                 NA               NA

All Stockholders (1)                 --          --            --           --             255,697,943      647,988,790

______________________

1 These figures were calculated assuming that the price of the 49,693,000 shares of Common Stock issued and outstanding on August 31, 1996 increased from $8.125 per share at compound rates of 5% and 10% per year for ten years. The purpose of including this information is to indicate the potential realizable value at the assumed annual rates of stock price appreciation for the ten-year option term for all of the Company's stockholders.

                   AGGREGATE OPTION EXERCISES IN LAST FISCAL
                    YEAR AND FISCAL YEAR-END OPTION VALUES

      The following table sets forth information with respect to each exercise of stock options during the fiscal year ended August 31, 1996 by the Named Executive Officers and the value at August 31, 1996 of unexercised stock options held by the Named Executive Officers.

                                                                  Number of
                                                                  Securities
                                                                  Underlying                    Value of
                                                                  Unexercised                   Unexercised
                                                                  Options                       In-the-Money
                                                                  at Fiscal                     Options at
                                                                  Year-End                      Fiscal Year-End
                         Shares Acquired       Value                 (#)                             ($)
Name                       on Exercise      Realized(1)   Exercisable/Unexercisable       Exercisable/Unexercisable
----                          (#)               ($)
                        ----------------   ------------  -------------------------       -------------------------

Gregory Fischbach             0             $ 0           1,365,000/300,000               $5,807,814/93,750

James Scoroposki              0               0           1,365,000/300,000                5,807,814/93,750

Robert Holmes                 0               0           1,342,085/316,667                4,505,771/0

J. Mark Hattendorf            0               0                  0/165,000                        0/243,751

Anthony Williams              0               0            377,166/165,334                 1,034,375/0

---------------
1 Fair market value of securities underlying the options at fiscal year end minus the exercise price of the options.


Directors' Compensation

         Directors who are not also employees of the Company receive a $10,000 annual fee, reimbursement of expenses for attending meetings of the Board and generally receive an annual grant of options to purchase 18,750 shares under the Plan. See "Certain Relationships and Related Transactions." In addition, options may be granted under the Plan to non-employee directors who render services to the Company and who are not also members of the Compensation Committee.

Employment Contracts, Termination of Employment and
Change-in-Control Arrangements

         The Company has employment agreements with each of Gregory Fischbach and James Scoroposki, providing for Mr. Gregory
Fischbach's employment as Chief Executive Officer and for Mr.
Scoroposki's employment as Senior Executive Vice President,
Secretary and Treasurer, for terms expiring in August 2000.

         The agreements with Messrs. Gregory Fischbach and Scoroposki provide for annual base salaries of $775,000 and $500,000, respectively, for the term of the agreements. In addition, each of the agreements provides for annual bonus payments to Mr. Fischbach in an amount equal to 3.25% of the Company's net pre-tax profits for each fiscal year and to Mr. Scoroposki in an amount equal to 2.75% of the Company's net pre-tax profits for each fiscal year. The agreement with Mr. Scoroposki specifically allows him to devote that amount of his business time to the business of certain sales representative organizations controlled by him as does not interfere with the services to be rendered by him to the Company. The sales representative organizations under his control have officers and employees who oversee the operations of such organizations. Mr. Scoroposki attends board meetings of such companies but has no active involvement in their day to day operations. Under the agreements, the Company provides each of Messrs. Gregory Fischbach and Scoroposki with $2 million term life insurance and disability insurance.

         If the employment agreement of either of Messrs. Gregory Fischbach or Scoroposki is terminated within one year after occurrence of a change in control of the Company (other than a termination for cause) or if either of Messrs. Gregory Fischbach or Scoroposki terminates his employment agreement upon the occurrence of both a change in control of the Company and a change in the circumstances of his employment, he would be entitled to receive severance benefits in an amount equal to the total of (i) three years' base salary and (ii) three times the largest bonus paid to him for the three fiscal years immediately preceding any such termination of his employment.

         The Company has an agreement in principle with Mr. Holmes for his employment as President and Chief Operating Officer, which provides for a current annual base salary of $605,000. In October 1996, Mr. Holmes relinquished his roles as President and Chief Operating Officer, but remains an employee of the Company under the existing agreement in principle as a special advisor to the Board reporting to Mr. Gregory Fischbach. The term of the agreement expires on August 31, 1999. The agreement guarantees
Mr. Holmes a 10% annual increase in his base salary for the term of the agreement. In addition, the agreement provides for annual bonus payments equal to 2.75% of the Company's net pre-tax profits for each fiscal year. The Company provides Mr. Holmes with a $2 million term life insurance policy and disability insurance.

         Under the agreement with Mr. Holmes, if his employment is terminated within one year after the occurrence of a change in control of the Company (other than a termination for cause) or if he terminates his agreement upon the occurrence of both a change in control of the Company and a change in the circumstances of his employment, he would be entitled to receive severance benefits in an amount equal to the total of (i) three years' base salary and (ii) three times the largest bonus paid to him for the three fiscal years immediately preceding any such termination of his employment.

         The Company also has an agreement in principle with Mr. Williams for his employment as Executive Vice President and Chief Financial and Accounting Officer, which provides for a current annual base salary of $225,000. In July 1996, Mr. Williams relinquished his roles as Chief Financial and Accounting Officer, but retains his role as Executive Vice President under the terms of the existing agreement in principle. The agreement expires in August 1999. Mr. Williams is also entitled to a bonus in an amount to be determined at the discretion of the Board of Directors if the Company achieves certain financial performance objectives. The Company provides Mr. Williams with a $1 million term life insurance policy and disability insurance. If Mr. Williams' employment in terminated within one year after the occurrence of a change in control of the Company (other than a termination for cause) or if he terminates his agreement upon the occurrence of both a change in control of the Company and a change in the circumstances of his employment, he would be entitled to receive severance benefits in an amount equal to the total of (i) one year's base salary and (ii) two times the bonus paid to him for the fiscal year immediately preceding any termination of his employment.

         Each of the agreements with Messrs. Gregory Fischbach, Scoroposki, Holmes and Williams provides that, in the event of a change in control of the Company, all options theretofore granted to each of them shall vest and become immediately exercisable and the Company has agreed to indemnify each of them against any excise taxes imposed on such executive by section 4999(a) of the Internal Revenue Code of 1986, as amended (including all applicable taxes on such indemnification payment).

         Each of the agreements with Messrs. Gregory Fischbach, Scoroposki, Holmes and Williams prohibits disclosure of proprietary and confidential information regarding the Company and its business to anyone outside the Company both during and subsequent to employment. In addition, the employees agree, for the duration of their employment with the Company and for one year thereafter, not to engage in any competitive business activity, nor to persuade or attempt to persuade any customer, software developer, licensor, employee or other party with whom the Company has a business relationship to sever its ties with the Company or reduce the extent of its relationship with the Company.

         In addition, at the end of their respective terms, if the agreements with each of Messrs. Gregory Fischbach, Scoroposki, Holmes and Williams are not renewed on substantially similar terms, the employee would be entitled to receive severance benefits in an amount equal to the total cash compensation paid to him during the 12-month period immediately preceding such termination of his employment.

Benefit Plans

         The Company does not have a pension plan. For information with respect to options granted to executive officers of the Company under the Company's 1988 Stock Option Plan, see page 84.

Compliance with reporting requirements

         The Company believes that, during the fiscal year ended August 31, 1996, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") applicable to its officers, directors and greater than ten percent beneficial owners were complied with on a timely basis.

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

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth certain information as of December 12, 1996 (except as otherwise indicated) with respect to the number of shares of Common Stock beneficially owned by each person who is known to the Company to beneficially own more than 5% of the Common Stock, the number of shares of Common Stock beneficially owned by each director of the Company and each executive officer of the Company, and the number of shares of Common Stock beneficially owned by all executive officers and directors of the Company as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder.

                                                                                               Percent of
                                                     Amount and Nature of                      Common Stock
Name and Address                                     Beneficial Ownership (1)                  Outstanding
----------------                                     ------------------------                  ------------
Gregory E. Fischbach (2)(3)                                 7,498,151                             14.3%
 One Acclaim Plaza
 Glen Cove, New York 11542

James Scoroposki (3)(4)                                     6,877,451                             13.1
 One Acclaim Plaza
 Glen Cove, NY  11542

TCI GameCo Holdings, Inc. (3)                               4,348,795                              8.8
 Terrace Tower II
 5619 DTC Parkway
 Englewood, CO  80111

Merrill Lynch & Co., Inc. (5)                               6,711,177                             13.4
 World Financial Center
 North Tower
 250 Vesey Street
 New York, NY  10281

The Capital Group Companies,
 Inc. (6)                                                   2,865,800                              5.8
 333 South Hope Street
 Los Angeles, CA 90071

Robert Holmes (7)                                           1,684,210                              3.3
 One Acclaim Plaza
 Glen Cove, NY  11542

Bernard J. Fischbach (8)                                      287,526                               *
 1925 Century Park East
 Suite 1260
 Los Angeles, CA  90067

Robert H. Groman (9)                                           81,250                               *
 196 Peachtree Lane
 Roslyn Heights, NY  11577

Michael Tannen (9)                                             76,125                               *
 90 Riverside Drive, #5B
 New York, NY  10024

James Scibelli (10)                                            25,750                               *
 2936 Bay Drive
 Merrick, NY  11566

Bruce W. Ravenel (11)                                          10,250                               *
 5750 DTC Parkway, 2nd Floor
 Englewood, CO  80111

J. Mark Hattendorf                                               -0-                               -0-
 One Acclaim Plaza
 Glen Cove, NY  11542

Anthony R. Williams (12)                                      397,166                               *
 One Acclaim Plaza
 Glen Cove, NY  11542

All executive officers and
 directors as a group
 (10 persons) (11) (13)                                    16,589,051                            29.1%

___________________
*        Less than 1% of class.

(1) Includes shares issuable upon exercise of warrants and options which are exercisable within the next 60 days.

(2) Includes 2,677,500 shares issuable upon exercise of warrants and options, 36,276 shares held as co-trustee of trusts for the benefit of Mr. Scoroposki's children and 156,276 shares settled by Mr. Gregory Fischbach in trust for the benefit of his children. Each of Mr. Gregory Fischbach and Mr.

         Scoroposki has agreed to vote, or cause to be voted, all shares of Common Stock beneficially owned by him in the manner in which all shares of Common Stock beneficially owned by the other are voted on all matters presented to a vote of stockholders at any annual or special meeting of the Company's stockholders.

(3) Messrs. Gregory Fischbach and Scoroposki and TCI GameCo Holdings, Inc. ("TCI Sub"), an indirect wholly owned subsidiary of Tele-Communications, Inc. ("TCI"), have entered into a voting agreement pursuant to which they have agreed to vote all shares beneficially owned by each of them in favor of those individuals nominated by the Board of Directors of the Company for election to the Board of Directors at any annual or special meeting of the stockholders of the Company at which directors are being elected provided that, subject to certain exceptions, such nominees include Messrs. Gregory Fischbach and Scoroposki (or their designees or successors) and one individual proposed by TCI Sub.

(4) Includes 2,677,500 shares issuable upon exercise of warrants and options, 156,276 shares held as co-trustee of trusts for the benefit of Mr. Gregory Fischbach's children and 36,276 shares settled by Mr. Scoroposki in trust for agreed to vote, or cause to be voted, all shares of Common Stock beneficially owned by him in the manner in which all shares of Common Stock beneficially owned by the other are voted on all matters presented to a vote of stockholders at any annual or special meeting of the Company's stockholders.

(5) Information in respect of the beneficial owner of Merrill Lynch & Co., Inc. ("ML&Co.") has been derived from Amendment No. 2 to its Schedule 13-G, dated February 13, 1996, filed on its behalf and on behalf of Merrill Lynch Group, Inc. ("ML Group"), Princeton Services, Inc, ("PSI"), Merrill Lynch Asset Management, L.P. d/b/a Merrill Lynch Asset Management ("MLAM") and Merrill Lynch Technology Fund, Inc. ("MLTF") with the Securities and Exchange Commission (the "Commission"). Based solely on such Amendment No. 2 to
         Schedule 13-G, ML&Co., ML Group and PSI are parent holding companies, MLAM is a registered investment adviser and MLTF is a registered investment company (for which MLAM acts as investment adviser), which has an interest that relates to greater than 5% of the Common Stock.

(6) Information in respect of the beneficial ownership of The Capital Group Companies, Inc. has been derived from its
         Schedule 13-G, dated February 6 1995, filed on its behalf and on behalf of Capital Research and Management Company ("CRMC") with the Commission. The Company has been advised that (a) CRMC is a registered investment adviser and an operating subsidiary of The Capital Group Companies, Inc.,
         (b) at December 31, 1994, CRMC exercised investment discretion with respect to 2,830,000 shares of Common Stock, which were owned by various institutional investors and (c) CRMC has no power to direct the vote of such shares.

(7)      Includes 1,342,085 shares issuable upon exercise of options.

(8) Represents 131,250 shares issuable upon exercise of options and 156,276 shares held as co-trustee of trusts for the benefit of Mr. Gregory Fischbach's children.

(9)      Represents shares issuable upon exercise of options.

(10)     Includes 18,750 shares issuable upon exercise of options.

(11) Does not include 4,348,795 shares held by TCI Sub. Mr. Ravenel is an executive officer of TCI Internet Services, Inc., a subsidiary of TCI and an affiliate of TCI Sub. Includes (i) 6,250 shares issuable on exercise of options and (ii) 2,000 shares held by Mr. Ravenel's wife, as to which shares Mr. Ravenel disclaims beneficial ownership.

(12)     Includes 377,166 shares issuable on exercise of options.

(13) Includes 7,387,876 shares issuable upon exercise of warrants and options.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. James Scoroposki, an officer, director and principal stockholder of the Company, is the sole stockholder, a director and president of a sales representative organization selling interactive entertainment software and a 50% stockholder, a director and executive vice president of another sales representative organization selling interactive entertainment software. Such sales representative organizations act as sales representatives for the Company, receive commissions from the Company with respect to interactive entertainment software sold by them and will continue to do so during the fiscal year ending August 31, 1997. For the fiscal year ended August 31, 1996, the commissions paid by the Company to these sales representative organizations amounted to approximately $515,000. The agreements between the Company and these sales representatives are on terms that are at least as favorable to the Company as could have been obtained from unaffiliated third parties. In addition to representing the Company's products, these companies also represent competitors of the Company who distribute interactive entertainment software, and derive most of their revenue from representing companies other than the Company.

         Mr. Scoroposki is also the sole shareholder of The Crescent Club, which provides restaurant services and related entertainment and meeting facilities to the Company and will continue to do so for the fiscal year ending August 31, 1997.
For the fiscal year ended August 31, 1996, payments made by the Company to The Crescent Club amounted to approximately $83,000.

         The firm of Fischbach, Perlstein, Liebermann & Yanny, of which Bernard J. Fischbach is a partner, performs legal services for the Company and will continue to do so for the fiscal year ending August 31, 1997. Payments made by the Company for said services amounted to approximately $858,000 for the fiscal year ended August 31, 1996.

         The firm of Groman, Ross & Tisman, P.C. of which Robert H. Groman is a partner, also performs legal services for the Company and will continue to do so for the fiscal year ending August 31, 1997. Payments made by the Company for said services amounted to approximately $43,000 for the fiscal year ended August 31, 1996.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.

(a) and (d)   1.  Financial Statements:

         The following Financial Statements of the Company are included in Part II: Item 8


Reports of Independent Auditors.
Consolidated Balance Sheets ---
         August 31, 1996 and 1995.
Statements of Consolidated Operations ---
         Years Ended August 31, 1996, 1995 and 1994.
Statements of Consolidated Stockholders' Equity ---
         Years Ended August 31, 1996, 1995 and 1994.
Statements of Consolidated Cash Flows ---
         Years Ended August 31, 1996, 1995 and 1994.
Notes to Consolidated Financial Statements.

(a) and (d)  2.  Financial Statement Schedules:

Schedule II    Allowance for Returns and Discounts

         All other schedules have been omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(b)      Current Reports on Form 8-K:

         Current Report on Form 8-K, filed August 1, 1996

(c)      Exhibits:

Exhibit No.                Description

3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, filed on April 21, 1989, as amended (Registration Number 33-28274) (the "1989 S-1"))

3.2 Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit
                           3.2 to the 1989 S-1)

3.3 Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4(d) to the Company's Registration Statement on

                           Form S-8, filed on May 19, 1995 (Registration Number 33-59483) (the "1995 S-8")

3.4 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 4(e) to the 1995 S-8)

4 Specimen form of the Company's Common Stock certificate (incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended August 31, 1989, as amended (File No. 0-16986) (the "1989 10-K"))

10.1(Diamond)              Employment Agreement dated as of September 1, 1994
                           between the Company and Gregory Fischbach; Amendment
                           No. 1, dated as of December 8, 1996, between the Company and Gregory Fischbach

10.2(Diamond)              Employment Agreement dated as of September 1, 1994
                           between the Company and J. Scoroposki; Amendment
                           No. 1, dated as of December 8, 1996, between the Company and James Scoroposki

10.3(Diamond)              1988 Stock Option Plan (incorporated by reference
                           to Exhibit 4(a) to the Company's 1995 S-8)

10.4 Revolving Credit and Security Agreement, dated as of January 1, 1993, between the Company, Acclaim Distribution Inc., LJN Toys, Ltd., Acclaim Entertainment Canada, Ltd. and Arena Entertainment Inc., as borrowers, and BNY Financial Corporation, as lender, as amended and restated on February 28, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995 (File No. 0-16986) (the "1995 10-Q"))

10.5 Restated and Amended Factoring Agreement, dated as of February 28, 1995, between the Company and BNY Financial Corporation (incorporated by reference to Exhibit 10.2 to the 1995 10-Q)

10.6* License Agreement, dated as of December 14, 1994, by and between Sony Computer Entertainment of America and the Company

21                         Subsidiaries of Registrant

___________________

* Confidential treatment has been granted with respect to certain information contained in this exhibit.

(Diamond)   Management contract or compensatory plan or arrangement
            required to be identified pursuant to Item 14(a)3 of this report.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                ACCLAIM ENTERTAINMENT, INC.



December 13, 1996                               By       Gregory Fischbach
                                                   ----------------------------
                                                Gregory Fischbach
                                                Co-Chairman of the Board and
                                                Chief Executive Officer


December 13, 1996                               By       J. Mark Hattendorf
                                                   ----------------------------
                                                J. Mark Hattendorf
                                                Executive Vice President and
                                                Chief Financial and Accounting
                                                Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Gregory Fischbach                               Co-Chairman of the                                   December 13, 1996
-----------------------------                   Board; Chief Executive
Gregory Fischbach                               Officer; President; Director


James Scoroposki                                Co-Chairman of the Board                             December 13, 1996
-----------------------------                   Executive Vice President;
James Scoroposki                                Treasurer; Secretary;
                                                Director


-----------------------------                   Director                                             December __, 1996
Robert Holmes

Bernard J. Fischbach                            Director                                             December 13, 1996
-----------------------------
Bernard J. Fischbach



Michael Tannen                                  Director                                             December 13, 1996
-----------------------------
Michael Tannen


Robert Groman                                   Director                                             December 13, 1996
-----------------------------
Robert Groman


James Scibelli                                  Director                                             December 13, 1996
-----------------------------
James Scibelli


Bruce Ravenel                                   Director                                             December 13, 1996
-----------------------------
Bruce Ravenel

                                                                     Schedule II


                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                      ALLOWANCE FOR RETURNS AND DISCOUNTS
                       (in 000s, except per share data)



                          BALANCE AT               PROVISIONS FOR                                       BALANCE AT
                        BEGINNING OF                RETURNS AND               RETURNS AND                 END OF
  PERIOD                   PERIOD                    DISCOUNTS                 DISCOUNTS                  PERIOD
  ------                   ------                    ---------                 ---------                  ------
Year ended
August 31, 1994           $24,108                      $40,015                     $28,796                  $35,327


Year ended
August 31, 1995           $35,327                      $25,081                     $40,773                  $19,635


Year ended
August 31, 1996           $19,635                     $214,079                    $184,848                  $48,866
