Form 10-Q
period 1996-11-30
ACCLAIM ENTERTAINMENT INC
filed 1997-01-14
CIK 804888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1996
                                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from_______to_______

                         Commission file number 0-16986
                                                -------

                          ACCLAIM ENTERTAINMENT, INC.
           ----------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

Delaware                                                   38-2698904
-------------------------------                            -------------------
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

                                 Yes  X    No
                                    -----    -----

As at January 10, 1997, approximately 49,700,000 shares of common stock of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (in 000s, except per share data)

                                                               November 30,     August 31,
                                                                   1996           1996
                                                                 ---------      ---------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                        $  56,022      $  18,814
Marketable equity securities                                           432         11,278
Accounts receivable - net                                           40,534         20,478
Inventories                                                          8,171          8,052
Prepaid expenses                                                    13,217         18,513
Income taxes receivable                                              1,324         54,334
                                                                 ---------      ---------
TOTAL CURRENT ASSETS                                               119,700        131,469
                                                                 ---------      ---------

OTHER ASSETS
Fixed assets - net                                                  41,334         42,779
Excess of cost over net assets acquired - net of accumulated
  amortization of $14,267 and $13,052, respectively                 52,724         54,939
Other assets                                                        10,468         10,464
                                                                 ---------      ---------
TOTAL ASSETS                                                     $ 224,226      $ 239,651
                                                                 ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Trade accounts payable                                           $  31,855      $  29,749
Short-term borrowings                                                5,398          5,321
Accrued expenses                                                    80,975         78,506
Income taxes payable                                                   642            724
Current portion of long-term debt                                   23,916         25,527
Obligation under capital leases - current                            1,923          1,681
                                                                 ---------      ---------
TOTAL CURRENT LIABILITIES                                          144,709        141,508
                                                                 ---------      ---------

LONG-TERM LIABILITIES
Obligation under capital leases - noncurrent                         3,787          3,685
Other long-term liabilities                                            207            347
                                                                 ---------      ---------

TOTAL LIABILITIES                                                  148,703        145,540
                                                                 ---------      ---------

MINORITY INTEREST                                                      292            522

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,000 shares
    authorized; None issued                                             --             --
Common stock, $0.02 par value; 100,000 shares authorized;
   50,045 and 50,041 shares issued, respectively                     1,001          1,001
Additional paid-in capital                                         166,851        165,782
Accumulated deficit                                                (89,642)       (70,642)
Treasury stock, 348 shares                                          (1,813)        (1,813)
Foreign currency translation adjustment                             (1,009)          (754)
Unrealized (loss) gain on marketable equity securities                (157)            15
                                                                 ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                          75,231         93,589
                                                                 ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 224,226      $ 239,651
                                                                 ---------      ---------

See notes to consolidated financial statements.

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                        (in 000s, except per share data)

                                                   Three Months Ended
                                                       November 30,
                                                   1996           1995
                                                 ---------      ---------
NET REVENUES                                     $  53,338      $ 134,447
COST OF REVENUES                                    23,442         75,863
                                                 ---------      ---------
GROSS PROFIT                                        29,896         58,584
                                                 ---------      ---------

OPERATING EXPENSES
Selling, advertising, general and
  administrative expenses                           35,344         47,494
Research and development expenses                    7,545          5,089
Operating interest                                     960          1,032
Depreciation and amortization                        4,158          3,497
                                                 ---------      ---------
TOTAL OPERATING EXPENSES                            48,007         57,112
                                                 ---------      ---------

(LOSS) EARNINGS FROM OPERATIONS                    (18,111)         1,472
                                                 ---------      ---------

OTHER INCOME (EXPENSE)
Interest income                                        291            831
Interest expense                                      (734)          (592)
Other (expense)                                       (676)          (836)
                                                 ---------      ---------

(LOSS) EARNINGS BEFORE INCOME TAXES                (19,230)           875

PROVISION FOR INCOME TAXES                              --            350
                                                 ---------      ---------

NET (LOSS) EARNINGS BEFORE MINORITY INTEREST       (19,230)           525
                                                 ---------      ---------

MINORITY INTEREST                                     (230)           (70)
                                                 ---------      ---------

NET (LOSS) EARNINGS                              $ (19,000)     $     595
                                                 ---------      ---------


NET (LOSS) EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE                        $   (0.38)     $    0.01
                                                 ---------      ---------

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                               49,700         56,640
                                                 ---------      ---------

See notes to consolidated financial statements.

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                        (in 000s, except per share data)

                                           Preferred Stock (1)             Common Stock
                                         -----------------------     -----------------------
                                                 Issued                      Issued             Additional
                                                                                                  Paid-In        Deferred
                                           Shares        Amount        Shares        Amount       Capital      Compensation
                                         ---------     ---------     ---------     ---------     ---------      ---------

Balance August 31, 1995                         --            --        46,281     $     926     $ 168,785      $ (10,652)
                                         ---------     ---------     ---------     ---------     ---------      ---------

Net Loss                                        --            --            --            --            --
Issuances of Common Stock
   and Options                                  --            --           463             9         7,756         (7,765)
Deferred compensation expense                   --            --            --            --            --          3,304
Exercise of Stock Options
  and Warrants                                  --            --           552            11         3,711             --
Pooling of Interests with Sculptured
   and Probe                                    --            --         2,745            55           (55)            --
Tax Benefit from Exercise of
  Stock Options                                 --            --            --            --           698             --
Purchase of Treasury Stock                      --            --            --            --            --
Foreign Currency Translation Loss               --            --            --            --            --             --
Unrealized Loss on
  Marketable Equity Securities                  --            --            --            --            --             --
                                         ---------     ---------     ---------     ---------     ---------      ---------

Balance August 31, 1996                         --            --        50,041         1,001       180,895        (15,113)
                                         ---------     ---------     ---------     ---------     ---------      ---------

Net Loss                                        --            --            --            --            --             --
Deferred compensation expense                   --            --            --            --            --          1,050
Exercise of Stock Options
  and Warrants                                  --            --             4            --            19             --
Foreign Currency Translation Loss               --            --            --            --            --             --
Unrealized Loss on
  Marketable Equity Securities                  --            --            --            --            --             --
                                         ---------     ---------     ---------     ---------     ---------      ---------

Balance November 30, 1996                       --            --        50,045     $   1,001     $ 180,914      $ (14,063)
                                         ---------     ---------     ---------     ---------     ---------      ---------

                                                                                     Unrealized
                                      (Accumulated                     Foreign     Gain (Loss) On
                                         Deficit)                      Currency      Marketable
                                         Retained       Treasury     Translation       Equity
                                         Earnings         Stock       Adjustment     Securities        Total
                                         ---------      ---------      ---------      ---------      ---------
Balance August 31, 1995                  $ 153,141      $    (807)     $     811      $   2,503      $ 314,707
                                         ---------      ---------      ---------      ---------      ---------

Net Loss                                  (221,368)            --             --             --       (221,368)
Issuances of Common Stock
   and Options                                  --             --             --             --             --
Deferred compensation expense                   --             --             --             --          3,304
Exercise of Stock Options
  and Warrants                                  --             --             --             --          3,722
Pooling of Interests with Sculptured
   and Probe                                (2,415)            --             --             --         (2,415)
Tax Benefit from Exercise of
  Stock Options                                 --             --             --             --            698
Purchase of Treasury Stock                      --         (1,006)            --             --         (1,006)
Foreign Currency Translation Loss               --             --         (1,565)            --         (1,565)
Unrealized Loss on
  Marketable Equity Securities                  --             --             --         (2,488)        (2,488)
                                         ---------      ---------      ---------      ---------      ---------

Balance August 31, 1996                    (70,642)        (1,813)          (754)            15         93,589
                                         ---------      ---------      ---------      ---------      ---------

Net Loss                                   (19,000)            --             --             --        (19,000)
Deferred compensation expense                   --             --             --             --          1,050
Exercise of Stock Options
  and Warrants                                  --             --             --             --             19
Foreign Currency Translation Loss               --             --           (255)            --           (255)
Unrealized Loss on
  Marketable Equity Securities                  --             --             --           (172)          (172)
                                         ---------      ---------      ---------      ---------      ---------

Balance November 30, 1996                $ (89,642)     $  (1,813)     $  (1,009)     $    (157)     $  75,231
                                         ---------      ---------      ---------      ---------      ---------

(1) The Company is authorized to issue 1,000 shares of preferred stock at a par value of $0.01 per share, none of which shares is presently issued and outstanding.

See notes to consolidated financial statements

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (in 000s, except per share data)

                                                             Three Months Ended
                                                                November 30,
                                                            1996           1995
                                                          ---------      ---------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES
Cash received from customers                              $  54,969      $ 146,554
Cash paid to suppliers and employees                        (75,864)      (161,828)
Interest received                                               291            831
Interest paid                                                (1,694)        (1,624)
Income taxes refunded                                        52,815            375
                                                          ---------      ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          30,517        (15,692)
                                                          ---------      ---------

CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES
Acquisition of subsidiaries, net                                 --          7,161
Sale of marketable equity securities                          8,782             --
Acquisition of fixed assets, excluding capital leases          (983)        (5,373)
Disposal of fixed assets                                         63             59
Acquisition of other assets                                    (170)          (674)
                                                          ---------      ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                     7,692          1,173
                                                          ---------      ---------

CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES
Proceeds from short-term borrowings                           4,322            128
Repayment of short-term borrowings                           (4,076)        (2,192)
Payment of long-term debt                                    (1,500)        (1,500)
Payment of mortgage                                            (111)            --
Exercise of stock options and warrants                           19          3,202
Payment of obligation under capital leases                     (311)           (53)
Other financing activities                                      500             --
                                                          ---------      ---------
NET CASH (USED IN) FINANCING ACTIVITIES                      (1,157)          (415)
                                                          ---------      ---------

EFFECT OF EXCHANGE RATE
    CHANGES ON CASH                                             156           (281)
                                                          ---------      ---------


NET INCREASE (DECREASE) IN CASH                              37,208        (15,215)

CASH AT BEGINNING OF PERIOD                                  18,814         44,749
                                                          ---------      ---------

CASH AT END OF PERIOD                                     $  56,022      $  29,534
                                                          ---------      ---------

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Continued)
                        (in 000s, except per share data)

                                                                  Three Months Ended November 30,
                                                                        1996         1995
                                                                      --------      --------
RECONCILIATION OF NET (LOSS) EARNINGS TO NET CASH
  (USED IN) PROVIDED BY OPERATING ACTIVITIES
  Net (Loss) Earnings                                                 $(19,000)     $    595
                                                                      --------      --------
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
  Depreciation and amortization                                          4,158         3,497
  Loss on sale of marketable securities                                    902            --
  Increase in allowance for returns and discounts                        9,757        19,715
  Deferred taxes                                                          (108)         (151)
  Minority interest in net earnings of consolidated
    subsidiary                                                            (230)          (70)
  Deferred compensation expense                                          1,050           615
  Non-cash royalty charges                                               3,425            --
  Other non-cash charges                                                    63            54
  Change in assets and liabilities, net of effects of
    acquisitions:
     (Increase) Decrease in accounts receivable                        (28,055)        5,312
     (Increase) in inventories                                            (140)      (18,104)
     Decrease (Increase) in prepaid expenses                             5,094        (3,237)
     Decrease (Increase) in other current assets                            58          (276)
     Increase (Decrease) in trade accounts payable                       1,825       (13,420)
     (Decrease) in accrued expenses                                     (1,130)      (10,948)
     Increase in income taxes payable                                   52,848           726
                                                                      --------      --------
Total adjustments                                                       49,517       (16,287)
                                                                      --------      --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   $ 30,517      $(15,692)
                                                                      --------      --------
Supplemental schedule of noncash investing and financing
activities:
                                                                        1996          1995
                                                                      --------      --------
Acquisition of equipment under capital leases                         $    213      $    153

See notes to consolidated financial statements

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in 000s, except per share data)

1. Interim Period Reporting - The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

2. Liquidity - The accompanying consolidated financial statements have been prepared assuming that Acclaim Entertainment, Inc. ("Acclaim"), together with its subsidiaries (Acclaim and its subsidiaries are collectively hereinafter referred to as the "Company"), will continue as a going concern. The Company's significant loss from operations in fiscal 1996 and in the three months ended November 30, 1996, the uncertainty as to whether the Company's products in development will achieve commercial success, the Company's default of certain financial covenants under its bank financings and uncertainty regarding the resolution of litigation, including various class action lawsuits, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

3. Acquisitions - On October 9, 1995, the Company acquired Sculptured Software, Inc. ("Sculptured") and, on October 16, 1995, the Company acquired Probe Entertainment Limited ("Probe"). Sculptured and Probe are developers of interactive video games. Both acquisitions were accounted for as poolings of interests and were effected through the exchange of an aggregate of 2,745 shares of common stock of the Company for all the issued and outstanding shares of Sculptured and Probe. The Company's consolidated financial statements for fiscal 1996 include the results of Sculptured and Probe.

4. Accounts Receivable - Accounts receivable are comprised of the following:

                                           November 30, 1996    August 31, 1996
                                           -----------------    ---------------
    Receivables assigned to factor               $37,657             $55,099
    Less advances from factor                     10,607              23,487
                                                 -------             -------
       Due from factor                            27,050              31,612
    Unfactored accounts receivable                 9,510              12,031
    Accounts receivable - foreign                 30,818              20,229
    Other receivables                              3,961               5,472
    Allowances for returns and discounts         (30,805)            (48,866)
                                                 -------             -------
                                                 $40,534             $20,478
                                                 -------             -------

    Pursuant to a factoring agreement, the Company's principal bank acts as its factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At November 30, 1996, the factoring charge amounted to 0.25% of the receivables assigned. The Company's obligations to the bank are collateralized by all of the Company's and its North American subsidiaries' accounts receivable, inventories and equipment. The advances for factored receivables are pursuant to a revolving credit and security agreement, which expires on January 31, 1999. Pursuant to the terms of the agreement, which can be cancelled by either party upon 90 days notice prior to the end of the term, the Company is required to maintain specified levels of working capital and tangible net worth, among other financial covenants.

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (in 000s, except per share data)

4. Accounts Receivable - (Continued)

    The Company draws down working capital advances and opens letters of credit (up to an aggregate maximum of $20 million) against the facility in amounts determined on a formula based on factored receivables, inventory and cost of imported goods under outstanding letters of credit. Effective November 8, 1996, interest is charged at the bank's prime lending rate (8.25% at November 30, 1996) plus one percent per annum on such advances.

    As of August 31, 1996, the Company was in default of certain financial covenants under its revolving credit facility, which defaults have been waived by the lender. The Company is also in default of the prohibitions on having a "going concern" paragraph in the auditors' report on its financial statements under the revolving credit facility. As of November 30, 1996, the Company was also in default of certain financial and other covenants under its revolving credit facility. The Company is currently seeking a waiver and new financial covenants. The bank has continued to open collateralized letters of credit in respect of the Company's products.

    Sales credits and allowances for the three months ended November 30, 1996 and 1995 were $9,757 and $19,715, respectively.

    Adjustments in the fourth quarter of fiscal 1996, on a pre-tax basis, aggregated $138,300, a portion of which related to prior quarters. Accordingly, for comparative quarterly purposes, during fiscal 1997, the 1996 quarterly operating results may not necessarily be indicative of the results of operations for such quarterly periods if these year-end adjustments could be allocated to the respective quarters.

5. Long Term Debt - Long-term debt consists of the following:

                                        November 30,        August 31,
                                            1996                1996
                                           ------              ------

    (A)   Term loan                       $17,500             $19,000
    (B)   Mortgage note                     6,416               6,527
                                           ------              ------
                                           23,916              25,527
          Less: current portion            23,916              25,527
                                           ------              ------
                                           $   --              $   --
                                           ------              ------


    (A) In conjunction with the acquisition of Acclaim Comics, Inc., in July 1994, Acclaim Comics entered into a term loan guaranteed by the Company and collateralized by all the assets of Acclaim Comics. The loan is payable in quarterly installments of $1,500 through July 1998 and $1,750 through July 1999, and bears interest at a rate of LIBOR (5.59375% at November 30, 1996) plus 2.5%. The loan contains covenants which require the maintenance of certain financial ratios, restrict encumbrance of assets and limit the payment of dividends by the Company and Acclaim Comics. Interest and principal payments continue to be made on a timely basis.

    (B) The mortgage note bears interest at the bank's prime lending rate (8.25% at November 30, 1996), and is payable in quarterly installments that commenced March 1, 1996. The principal amount is payable in quarterly installments that commenced on May 1, 1996. On March 27, 2003, the unpaid principal sum of $3,559, together with all accrued and unpaid interest, will be due and payable. The mortgage note is collateralized by a building (Corporate Headquarters) with a carrying value of approximately $17,170. Interest and principal payments continue to be made on a timely basis.

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (in 000s, except per share data)

5. Long Term Debt - (Continued)

    As of November 30, 1996, the Company has been advised by the lenders of the aforementioned long term debt that events of default have occurred and are continuing under clauses of the respective lending agreements regarding certain financial ratio requirements and prohibitions on cross defaults with other facilities. Although interest and principal payments continue to be made on a timely basis, the lenders have advised the Company that they reserve the right to take any and all actions including the option of accelerating and/or demanding immediate repayment of the obligations. Accordingly, both debts have been classified as current. The Company is in preliminary negotiations with respect to paying off the term loan. With respect to the mortgage note, the Company is discussing a waiver of the defaults with the Lender, including an immediate paydown of a portion of the loan and accelerated payment terms for the balance.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following is intended to update the information contained in the Company's Form 10-K for the year ended August 31, 1996 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Form 10-K.

    This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "believe," "anticipate," "think," "intend," "plan," "will be" and similar expressions identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of the Company are subject to certain risks and uncertainties, including those discussed in "Factors Affecting Future Performance" below at pages 15 to 19, which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview

    The Company is a mass market entertainment company whose principal business to date has been as a publisher of interactive entertainment software ("Software") for use with interactive entertainment hardware platforms. Acclaim also (i) develops and publishes comic books through its subsidiary, Acclaim Comics, Inc.; (ii) distributes Software titles developed by other Software publishers ("Affiliated Labels"); (iii) markets its motion capture technology and studio services; and (iv) distributes coin-operated, video arcade games.

    The interactive entertainment industry is characterized by rapid technological change, resulting in hardware platform and related Software product cycles. No single hardware platform or system has achieved long-term dominance. The Company's strategy is to develop Software for the hardware platforms that currently dominate the market and to develop Software for the hardware platforms that the Company perceives as having the potential to achieve mass market acceptance at such time as the Company's Software for such platform is to be released. This generally requires the Company to estimate the probable success of future hardware platforms as much as 12 to 24 months prior to their introduction in order to allow sufficient lead time to develop Software that will be available for such new platforms at or near the time of their release. If the Company does not accurately predict the success of existing or future hardware platforms due to, among other things, the long Software development lead times involved, it could be in the position, as it was in fiscal 1996 and in the first quarter of fiscal 1997, of marketing Software (i) for new hardware platforms that have not achieved significant market penetration and/or (ii) for hardware platforms that have become or are becoming obsolete due to the introduction or success of new hardware platforms.

See "Factors Affecting Future Performance" and " -- Results of Operations." No assurance can be given that the Company will, in the future, correctly identify the platforms with mass market potential or be successful in publishing Software for the platforms that achieve significant installed bases.

    The interactive entertainment industry is currently undergoing, and management anticipates that in both the short- and long-term future it will continue to undergo, significant changes due, in large part, to (i) the introduction of hardware platforms incorporating more advanced processors and operating systems, (ii) the impact of technological changes embodied in personal computer/compact disk/multimedia systems ("PC CD Systems") and software therefor, (iii) the development of electronic and wireless delivery systems and (iv) the entry and participation of new companies in the industry. There can be no assurance that any of the newly introduced or announced platforms will achieve market penetration similar to that achieved by the Super Nintendo Entertainment System ("SNES") or Sega Genesis ("Genesis") 16-bit platforms.

    The Company's revenues have traditionally been derived from sales of Software for the then dominant platforms. Accordingly, the Company's revenues are subject to fluctuation and, in fiscal 1996 and the first quarter of fiscal 1997 have been and, in the future, could be materially adversely affected during transition periods when new hardware platforms have been introduced but none has achieved a significant installed base.

    The Company is currently developing Software for the Sony PlayStation, the Sega Saturn, the Nintendo N64 and various PC CD Systems. The 32- and 64-bit platforms have not achieved market penetration similar to that of the SNES or Genesis; accordingly, the number of units of each Software title sold for those platforms is significantly less than the number of units of a title generally sold during 1993, 1994 and 1995 for the 16-bit platforms because of the smaller installed base of the 32- and 64-bit platforms.

    Net revenues from sales of the Company's Software during the first quarter of fiscal 1997 were significantly lower than such revenues for the comparable period in fiscal 1996. Sales of the Company's 32-bit and PC CD Software during the first quarter of fiscal 1997 were, and management anticipates that such sales during the remainder of fiscal 1997 will be, materially short of levels necessary to offset the decline in 16-bit Software sales. Accordingly, the Company's revenues and operating results from the sale of 32-bit and PC CD Software in the first quarter of fiscal 1997 were, and management anticipates that such revenues and operating results during the remainder of fiscal 1997 will be, materially less than the Company's revenues and operating profits in fiscal 1994 and 1995. Management anticipates that the Company will continue to incur material losses for the second quarter of fiscal 1997 and losses for fiscal 1997. No assurance can be given of the Company's results of operations and profitability in future periods. See "Factors Affecting Future Performance."

    As a result of the Company's acquisitions of three software development studios in 1995 (two of which were completed in the first quarter of fiscal

1996), the Company's fixed costs relating to the development of Software and its general and administrative expenses were substantially higher in fiscal 1996 and during the three months ended November 30, 1996 as compared to prior periods and had a material adverse impact on the Company's profitability in fiscal 1996 and during the three months ended November 30, 1996. Management plans to maintain or reduce the dollar level of research and development expenses during the remainder of fiscal 1997 which expenses management anticipates will be offset, in part, by revenues derived from sales of Software developed by the studios.

    The release of "hit" titles for hardware platforms with significant installed bases can significantly affect revenues. Historically, such "hit" titles have accounted for significant portions of the Company's revenues during particular periods.

    The timing of the release of Software can cause material quarterly revenue and earnings fluctuations. A significant portion of the Company's revenues in any quarter are generally derived from Software first shipped in that quarter or in the immediately preceding quarter. Product development schedules are difficult to predict due, in large part, to the difficulty of scheduling accurately the creative process and, with respect to Software for new hardware platforms, the use of new development tools and the learning process associated with development for new technologies. Software for the new hardware platforms requires more development time and, accordingly, causes additional development and scheduling risk. As a result, the Company's quarterly results of operations are difficult to predict and the failure to meet product development schedules or even minor delays in product deliveries could cause a shortfall in shipments in any given quarter which in the past have caused, and in the future could cause, the Company's results of operations for such quarter to fall significantly below anticipated levels. See "Factors Affecting Future Performance."

    The Company's ability to generate sales growth and profitability will be materially dependent on (i) the growth of the Software market for 32- and 64-bit hardware platforms and PC CD Systems, (ii) the Company's ability to identify, develop and publish "hit" Software for hardware platforms with significant installed bases, (iii) the development of, and the generation of revenues from, its other entertainment operations and (iv) the success of the Company's cost reduction efforts.

Results of Operations

    The following table sets forth certain statements of consolidated operations data as a percentage of net revenues for the periods indicated:

                                                                 Three Months Ended
                                                                    November 30,
                                                                 1996         1995
                                                                ------       ------
Domestic revenues                                                 47.0%        69.3%
Foreign revenues                                                  53.0         30.7
                                                                ------       ------
Net revenues                                                     100.0        100.0
Cost of revenues                                                  44.0         56.4
                                                                ------       ------
Gross profit                                                      56.0         43.6
Selling, advertising, general and administrative expenses         66.3         35.3
Research and development expenses                                 14.1          3.8
Operating interest                                                 1.8          0.8
Depreciation and amortization                                      7.8          2.6
                                                                ------       ------
Total operating expenses                                          90.0         42.5
                                                                ------       ------
(Loss) earnings from operations                                  (34.0)         1.1
Other income (expense), net                                       (2.0)        (0.4)
(Loss) earnings before income taxes                              (36.0)         0.7
Net (loss) earnings                                              (36.0)         0.4

Net Revenues

    The Company's gross revenues, which exclude sales credits and allowances which are material to the Company's results of operations, were derived from the following product categories:
                                                         Three Months Ended
                                                            November 30,
                                                         1996         1995
                                                        ------       ------
Portable Software                                         2.0%        10.0%
16-Bit Software                                          15.0%        64.0%
32-bit Software                                          63.0%        13.0%
PC CD Software                                           17.0%        10.0%
Other                                                     3.0%         3.0%

    The decrease in the Company's net revenues from $134.4 million for the three months ended November 30, 1995 to $53.3 million for the three months ended November 30, 1996 was predominantly due to reduced unit sales of 16-bit Software and to a lesser extent a reduction in average unit selling prices for 16-bit Software, which were not offset by sales of 32-bit and PC CD Software. See " -- Overview," "Factors Affecting Future Performance -- Inventory Management; Risk of Returns" and Note 4 of Notes to Consolidated Financial Statements. Management anticipates that sales of the Company's 32-bit, 64-bit and PC CD Software in fiscal 1997 will be materially short of levels necessary to offset the reduction in revenues from sales of 16-bit Software and no assurance can be given with respect to the Company's revenues in future periods. In addition, to date, the Company has not generated material revenues from any of its operations other than Software publishing and no assurance can be given that the Company will be able to generate such revenues in the future.

    A significant portion of the Company's revenues in any quarter are generally derived from Software first shipped in that quarter or in the immediately preceding quarter. In the quarter ended November 30, 1995, WWF Arcade and Quarterback Club `96 accounted for 21% and 10% of the Company's gross revenues, respectively, and, in the quarter ended November 30, 1996, Alien Trilogy and NBA Jam Extreme accounted for 11% and 10% of the Company's gross revenues, respectively.

    The Company is substantially dependent on Sony, Sega and Nintendo as the sole manufacturers of the hardware platforms marketed by them and as the sole licensors of the proprietary information and technology needed to develop Software for those platforms. For the three months ended November 30, 1995 and 1996, the Company derived 43% and 13% of its gross revenues, respectively, from sales of Nintendo-compatible Software and for the three months ended November 30, 1995 and 1996, the Company derived 37% and 19% of its gross revenues, respectively, from sales of Sega-compatible Software. In addition, for the three months ended November 30, 1995 and 1996, the Company derived 9% and 48% of its gross revenues from sales of Software for the Sony PlayStation.

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

    The Company's margins on sales of CD Software are higher than those on cartridge Software as a result of significantly lower CD software product costs.

    The Company arranges for the manufacture by subcontractors of its Sega Software under its agreement with Sega. The cost of Software manufactured by the Company, together with the royalties payable to Sega for such manufacturing, is lower than the cost of the Company's Software products when manufactured by Sega. The royalty payable to Sega for Software manufactured by the Company is included as an operating expense, rather than as part of cost of revenues, and increased sales of Software manufactured by the Company results in higher gross profit as a percentage of net revenues. Software for the Sony and Nintendo platforms is manufactured by Sony and Nintendo, respectively. Royalties are payable to Sony and Nintendo as part of the product cost at the time of manufacture and such costs are included in the Company's cost of revenues sold which results in lower gross profit as a percentage of net revenues when compared to gross profit on sales of Sega Software.

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

    Gross profit decreased from $58.6 million (44% of net revenues) for the three months ended November 30, 1995 to $29.9 million (56% of net revenues) for the three months ended November 30, 1996. The percentage increase in gross profit is primarily attributable to higher levels of sales of CD Software (PC CD and 32-bit Software) as margins on CD Software are higher than those on cartridge Software as a result of significantly lower CD product costs. The dollar decrease is predominantly due to lower sales volumes.

    Management anticipates that the Company's future gross profit will principally be affected by (i) the percentage of returns, price protection and other similar concessions in respect of the Company's Software sales and (ii) the Company's product mix (i.e., the percentage of CD Software and sales related to the Company's new businesses). Although gross margins on sales of CD Software are, and are anticipated to continue to be, higher than those on sales of cartridge Software, management believes that stock-balancing programs for its PC CD Software products will result in higher rates of returns of such product as compared to the historical rate of return of cartridge Software. As the percentage of sales of PC CD Software products increases, management anticipates that its reserves for such returns will increase, thereby offsetting a portion of the higher gross margins generated from CD Software sales.

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

Operating Expenses

    Selling, advertising, general and administrative expenses decreased from $47.5 million (35% of net revenues) for the three months ended November 30, 1995 to $35.3 million (66% of net revenues) for the three months ended November 30, 1996. The dollar decrease is primarily attributable to reduced selling expenses resulting from decreased sales volume and decreased advertising expenses. The percentage increase is attributable to reduced sales volume.

    Research and development expenses increased from $5.1 million (4% of net revenues) for the three months ended November 30, 1995 to $7.5 million (14% of net revenues) for the three months ended November 30, 1996 due to increased internal Software development resulting from the acquisition of two Software studios in the first quarter of fiscal 1996.

    Operating interest expense was $1.0 million (0.8% of net revenues) for the three months ended November 30, 1995 and $1.0 million (2% of net revenues) for the three months ended November 30, 1996. The dollar decrease was primarily attributable to decreased sales volume and to lower outstanding balances under the Company's principal credit facility. The percentage increase is attributable to lower net revenues in the first quarter of fiscal 1997.

    Depreciation and amortization increased from $3.5 million (3% of net revenue) for the three months ended November 30, 1995 to $4.2 million (8% of net revenues) for the three months ended November 30, 1996. The increase is primarily attributable to depreciation relating to fixed assets held by the studios and to the reduction, in the fourth quarter of fiscal 1996, of the estimated remaining life of goodwill relating to Acclaim Comics from forty to twenty years.

Seasonality

    The Company's business is seasonal, with higher revenues and operating income typically occurring during its first, second and fourth fiscal quarters (which correspond to the Christmas and post-Christmas selling season). The timing of the delivery of Software titles and the releases of new products cause material fluctuations in the Company's quarterly revenues and earnings.

Liquidity and Capital Resources

    The Company derived net cash from operating activities of approxiamtely $30.5 million during the three months ended November 30, 1996 and used net cash from operating activities of approximately $15.7 million during the three months ended November 30, 1995.

    The increase in net cash from operations during the three months ended November 30, 1996 as compared to the three months ended November 30, 1995 was primarily attributable to an income tax refund of approximately $53 million related to the carryback of the Company's loss for fiscal 1996. The decrease in cash received from customers is primarily attributable to lower sales resulting from the maturation of the 16-bit market and the related transition to 32-bit and 64-bit platforms. See " -- Overview."

    The Company derived net cash from investing activities of approximately $7.7 million and $1.2 million during the three months ended November 30, 1996 and 1995, respectively.

    The increase in net cash from investing activities in the three months ended November 30, 1996 as compared to the three months ended November 30, 1995 is primarily attributable to proceeds derived from the sale of TCI capital stock offset by cash associated with the acquisition of certain subsidiaries in the 1996 fiscal quarter, which reflects cash held by subsidiaries at the respective dates of acquisition. In addition, lower cash amounts were expended on the acquisition of fixed assets in the three months ended November 30, 1996 as compared to the three months ended November 30, 1995.

    The Company used net cash in financing activities of approximately $1.2 million and $0.4 million during the three months ended November 30, 1996 and November 30, 1995, respectively.

    The increase in net cash used in financing activities in the three months ended November 30, 1996 as compared to the three months ended November 30, 1995 is primarily attributable to decreased exercises of stock options and warrants during the three months ended November 30, 1996 offset by higher payments in respect of short-term loans in the three months ended November 30, 1995.

    The Company generally purchases its inventory of Nintendo and Sega (to the extent not manufactured by the Company) Software by opening letters of credit when placing the purchase order. At November 30, 1995 and 1996, amounts outstanding under letters of credit were approximately $7 million and $4.4 million, respectively. Other than such letters of credit, the Company does not currently have any material operating or capital expenditure commitments.

    The Company has a revolving credit and security agreement with BNY Financial Corporation ("BNY"), its principal domestic bank, which agreement expires on January 31, 1999. The credit agreement will be automatically renewed for another year by its terms, unless terminated upon 90 days' prior notice by either party. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined on a formula based on factored receivables and inventory, which advances are secured by the Company's assets. This bank also acts as the Company's factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At November 30, 1996, the factoring charge was 0.25% of the receivables assigned and the interest on advances was at the bank's prime rate plus one percent. The Company was at August 31, 1996 in default of its financial covenants under this agreement, which default had been waived, but remains in default of the prohibition of having a "going concern" paragraph in the auditors' report on its financial statements. The Company is current in its payment obligations. In connection with obtaining a waiver of defaults at August 31, 1996, the advance formula was significantly modified to restrict and reduce the eligible receivables and inventory against which advances and letters of credit would be made, the financial covenants were made more restrictive on the Company and were otherwise revised to reflect the decrease in sales, profitability and cash flow of the Company and anticipated operations in future periods, and certain additional events of default were added. The Company was, at November 30, 1996, in default of its financial and other covenants under this agreement and is currently seeking a waiver and new financial covenants with the bank. See "Factors Affecting Future Performance -- Liquidity and Bank Relationships."

    In connection with its acquisition by the Company, Acclaim Comics entered into a credit agreement with Midland Bank plc ("Midland") for a loan (the "Loan") of $40 million. In April 1995, $15 million of the Loan was repaid and the remaining $25 million principal amount of the Loan is being amortized over a four and one-half year period terminating in July 1999. The Loan, which is a direct obligation of Acclaim Comics, bears interest, at the borrower's option, at either (i) the higher of the federal funds rate plus one-half of one percent and the lender's prime rate, in each case, plus 125 basis points or (ii) the London interbank offered rate plus 250 basis points, and is secured by a first priority lien on substantially all of the assets of Acclaim Comics. The Loan is also guaranteed by Acclaim and certain of its subsidiaries and is secured by a first priority lien on all of the issued and outstanding shares of Acclaim Comics and by a third priority lien on substantially all of the assets of the Company. The credit agreement and related documents establishing and securing the Loan, as well as the guarantees delivered by Acclaim and its subsidiaries, contain customary financial, affirmative and negative covenants, including mandatory prepayments from excess cash flow of Acclaim Comics and from the proceeds of asset sales or sales of equity by the Company and restrictions on the declaration or payment of dividends by Acclaim Comics and the Company. The Company is in default of its financial covenants, and the cross default provisions and certain other terms of the Loan, but is in compliance with its payment obligations. The Company is in preliminary negotiations with respect to paying off the Loan. See "Factors Affecting Future Performance -- Liquidity and Bank Relationships."

    As of August 31, 1996 and November 30, 1996, the Company is also in default of its financial covenants and of the cross default provisions of the financing arrangements with Fleet Bank ("Fleet") relating to the mortgage on its Corporate headquarters. The Company is in compliance with its payment obligations under this mortgage loan. The Company is discussing a waiver of the defaults with the lender, including an immediate pay down of a portion of the loan and accelerated payment terms for the balance of the loan. See "Factors Affecting Future Performance -- Liquidity and Bank Relationships."

    To provide for its short and long-term liquidity needs, the Company has significantly reduced the number of its employees and is evaluating various alternatives, including raising additional capital, the sale of certain assets and renegotiation of debt covenants and repayment terms related to its long-term debts. There can be no assurances that such capital infusion will be available or that any such capital infusion, sale or renegotiation could be effected on satisfactory terms. In addition, the Company's future liquidity will be materially dependent on its ability to develop and market Software that achieves widespread market acceptance for use with the hardware platforms that dominate the market.

    The Company is party to various litigations arising in the course of its business, the resolution of none of which, the Company believes, will have a material adverse effect on the Company's liquidity, financial condition and results of operations. The Company is also party to certain class action litigations. The ultimate outcome of the litigations cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been recognized in the accompanying financial statements. See "Legal Proceedings."

Factors Affecting Future Performance


    Future operating results of the Company depend upon many factors and are subject to various risks and uncertainties. Some of the risks and uncertainties which may cause the Company's operating results to vary from anticipated results or which may materially and adversely affect its operating results are as follows:

Recent Operating Results

    The Company's net revenues declined from $134.4 million for the three months ended November 30, 1995 to $53.3 million for the three months ended November 30, 1996. The Company had net earnings of $0.6 million for the three months ended November 30, 1995 and a net loss of $(19) million for the three months ended November 30, 1996. The Company believes that sales of its 32- and 64-bit and PC CD Software will fall materially short of levels necessary to offset the decline in 16-bit Software sales and that its revenues and operating results from the sale of Software for the new hardware platforms and PC CD Systems during the remainder of fiscal 1997 will be materially less than its revenues and operating profits in fiscal 1994 and 1995. The Company may not be able to offset the decline in 16-bit Software sales with increased sales of Software for the new hardware platforms and PC CD Systems in fiscal 1998 and beyond. In such event, the Company's results of operations and profitability will continue to be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

Liquidity and Bank Relationships

    The Company's net cash used in operations was approximately $15.7 million for the three months ended November 30, 1995 and the Company's net cash provided by operations was approximately $30.5 million for the three months ended November 30, 1996 primarily due to an approximately $53 million income tax refund related to the carryback of its loss for fiscal 1996. Without giving effect to such tax refund, the Company has experienced a decrease in net cash from operations in recent periods primarily due to the industry transition from 16-bit to 32- and 64-bit hardware and Software. The Company anticipates that its cash flows from operations will not be sufficient to cover its operating expenses during the remainder of fiscal 1997. There can be no assurance that the Company's operating expenses will not materially exceed cash flows available from the Company's operations in future periods. To provide liquidity, the Company has significantly reduced the number of its employees and is evaluating various alternatives, including the raising of additional capital, the sale of certain assets and the renegotiation of debt covenants and repayment terms related to its long-term debts. There can be no assurance that such capital infusion will be available or that any such capital infusion, sale or renegotiation could be effected on satisfactory terms. In addition, the Company's future liquidity will be materially dependent on its ability to develop and market "hit" Software for the hardware platforms that dominate the interactive entertainment market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity."


    At August 31, 1996, the Company was in default of various financial and other covenants under the loan agreements with BNY, Midland and Fleet. BNY has waived the financial defaults at August 31, 1996. The inclusion of the "going concern" explanatory paragraph in the auditors' report on the Company's 1996 financial statements also constitutes an event of default under the Company's agreement with BNY and its term loan facility with Midland. At November 30, 1996, the Company was in default of various financial and other covenants under the loan agreements with BNY, Midland and Fleet. At January 10, 1997, the Company's indebtedness aggregated $38 million. Although the Company is current in its payments under all its existing facilities, the lenders have reserved their rights and remedies in respect of the unwaived events of default, including the right to accelerate the loans and demand immediate payment plus interest, and foreclose on the collateral securing the loans if payment is not made. The Company is currently seeking a waiver and new financial covenants from BNY. The Company is in preliminary negotiations with respect to paying off the Midland loan. The Company is discussing a waiver of the defaults with Fleet, including a paydown of a portion of the Fleet loan and accelerated payment terms for the balance of the loan. Although the Company believes it will be able to remain in compliance with the new covenants currently being sought with its lenders, and will generate adequate cash flow to service its obligations under these facilities, there can be no assurance that additional covenant defaults, or a payment default, will not occur in the future. The Company's ability to meet these covenants and meet such obligations can be affected by factors beyond its control. There can be no assurance that the Company will be able to obtain waivers of the existing, or any future, default or that the lenders will not exercise their remedies. In such event, the Company's operations would be materially adversely affected.

Going Concern Considerations

    The report of KPMG Peat Marwick LLP, independent auditors for the Company, on the Company's financial statements for the year ended August 31, 1996 includes an explanatory paragraph relating to substantial doubt as to the ability of the Company to continue as a going concern. The Company incurred significant losses from operations in fiscal 1996 and in the first quarter of fiscal 1997 and anticipates incurring material losses for the second quarter of fiscal 1997 and losses for 1997. The Company is in default of various covenants under the agreements with certain of its lenders, which defaults permit the lenders to accelerate the loans and seek immediate repayment, foreclose on collateral securing the loans if payment is not made, and seek other relief. In addition, the Company has experienced, and expects to continue to experience during fiscal 1997, negative cash flow from operations, and is a party to significant litigation, including various class action lawsuits. A "going concern" explanatory paragraph is expected to have a material adverse affect on the terms of any bank financing or capital the Company may seek.

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

    The interactive entertainment industry is currently undergoing, and the Company anticipates that in both the short- and long-term future it will continue to undergo, significant changes due in large part to (i) the introduction of hardware platforms incorporating more advanced processors and operating systems, (ii) the impact of technological changes embodied in PC CD Systems and software therefor, (iii) the development of electronic and wireless delivery systems and (iv) the entry and participation of new companies in the industry.

    The Company's results of operations and profitability have been materially adversely affected during the fiscal year ended August 31, 1996 and the quarter ended November 30, 1996 largely by the material decline in sales of the Company's 16-bit Software and the transition to the new platforms described herein. There can be no assurance that any of the new platforms will achieve market penetration similar to that achieved by the SNES and Genesis systems.

    Substantially all of the Company's revenues in fiscal 1997 are anticipated to be derived from the sale of Software designed to be played on the PlayStation, Sega Saturn, N64 and various PC CD Systems. At any given time, the Company has expended significant development and marketing resources on product development for platforms (such as SNES and Genesis) that have had shorter life cycles than the Company expected, as in fiscal 1996, or on products designed for new platforms (such as the Playstation and N64) that have not yet achieved large installed bases. The success of the Company's Software is significantly affected by market acceptance and penetration of new hardware platforms and the life cycle of older hardware platforms and the Company must predict accurately the market acceptance, installed base and life cycle of each platform. If the Company chooses not to develop Software titles for a platform that achieves a significant installed base, discontinues development for a platform that has a longer than expected life cycle, develops for a platform that does not achieve a significant installed base or continues development for a platform that has a shorter than expected life cycle, the Company's results of operations and liquidity could be materially adversely affected.

Inventory Management; Risk of Returns

    The Company is generally not contractually obligated to accept returns, except for defective product. However, the Company permits its customers to return or exchange Software titles and may provide price protection on titles unsold by a customer. Management must make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Among the more significant estimates are allowances for estimated returns, price concessions and other discounts. In fiscal 1996, price protection, returns, exchanges and other concessions were materially higher than the Company's reserves therefor, as a result of which the Company's results of operations and liquidity in fiscal 1996 were materially adversely affected. The

Company believes that as of November 30, 1996 it has established adequate reserves for future price protection, returns, exchanges and other similar concessions. See Note 4 of Notes to Comsolidated Financial Statements. No assurance can be given that future price protection, returns, exchanges and other similar concessions will not exceed the Company's reserves therefor and, if so exceeded, the Company's financial condition and results of operations will be materially adversely affected.

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

Increased Product Development Costs

    In order to manage its Software development process and to ensure access to a pool of Software developers and maintain confidentiality about its Software titles, development tools and engines in an increasingly competitive market, the Company acquired three Software development studios in 1995. The result of such acquisitions was that the Company's fixed Software development and operating costs were significantly higher in fiscal 1996 and in the first quarter of fiscal 1997 as compared to its historical rate and were not offset by revenues from Software developed by the studios. Accordingly, the Company's results of operations and profitability were materially adversely affected in fiscal 1996 and in the first quarter of fiscal 1997. No assurance can be given that such costs will not continue to have a material adverse effect on the Company's operations in future periods.

Product Development Schedules; Earnings Fluctuations

    The timing of the release of Software titles can cause material quarterly revenue and earnings fluctuations. Product development schedules are difficult to predict due, in large part, to the difficulty of scheduling accurately the creative process and, with respect to Software for the new hardware platforms, the use of new development tools and the learning process associated with development for new technologies. As the industry trend toward more sophisticated hardware platforms and PC CD Systems continues, the related

Software titles frequently include more original, creative content and are more complex to develop and, accordingly, cause additional development and scheduling risk. As a result, the Company's quarterly results of operations are difficult to predict and the failure to meet product development schedules or even minor delays in product deliveries could cause a shortfall in shipments in any given quarter which in the past have caused, and in the future could cause, the results of operations and net income for such quarter to fall materially below anticipated levels.

    In addition, the market for interactive entertainment Software is "hits" driven. The release of "hit" titles for hardware have accounted for significant portions of the Company's revenues. There can be no assurance that the Company will be able to publish "hit" titles for hardware platforms with significant installed bases.

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

New Business Ventures

    During the last two years, the Company has completed acquisitions, or has commenced operations, of various new businesses including (i) the publication of comic books, (ii) the distribution of Affiliated Labels Software, (iii) the marketing of its motion capture technology and studio services, and (iv) the distribution of coin-operated video games. The Company also acquired three Software development studios in calendar 1995. The Company has made significant investments and has incurred significant expenses in connection with the acquisition/establishment of such businesses in fiscal 1995 and 1996, and anticipates that it will continue to incur significant expenses in connection with certain of the operations thereof. To date, none of such new businesses has generated material revenues and there can be no assurance that such businesses will generate material revenues or the timing thereof. To the extent the Company continues to incur material expenses in connection with such ventures during periods when they do not generate significant revenues, the Company's results of operations and profitability will be materially adversely affected.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    The Company was sued in an action entitled Digital Pictures, Inc. v. Acclaim Entertainment, Inc.; Gregory E. Fischbach; and Anthony Williams (Case No. 96-3-3301 TC) filed in December 1996 in the United States Bankruptcy Court in the Northern District of California. The individual named defendants in this action are directors and/or executive officers of the Company. The plaintiff claims damages of approximately $845,000 allegedly owed to the plaintiff, an accounting and unspecified compensatory, punitive and exemplary damages based on allegations that the defendants falsified sales, failed to provide timely statements and to pay amounts the Company owes the plaintiff pursuant to the July 1994 Sales and Distribution Agreement between the Company and the plaintiff under which the plaintiff granted the Company the exclusive worldwide right to sell and distribute the plaintiff's software products for a term of five years. In addition, the plaintiff alleges, among other things, fraud and negligent misrepresentation. The Company intends to defend this action vigorously.

    The Company was also sued in an action entitled Sound Source Interactive, Inc. v. Acclaim Distribution, Inc.; Acclaim Entertainment, Inc.; and DOES 1 through 100, inclusive (Case No. BC162531) filed in December 1996 in the Superior Court of the State of California for the County of Los Angeles. Defendant Acclaim Distribution, Inc. ("ADI") is a wholly owned subsidiary of the Company. The plaintiff claims approximately $2.2 million of compensatory and general damages and compensatory, general, special, consequential and punitive damages in excess of $22 million based on allegations that the defendants breached (i) the Sales and Distribution Agreement dated as of June

15, 1995 between ADI and the plaintiff (the "Sales and Distribution Agreement") under which the plaintiff granted ADI the exclusive right to sell and distribute the plaintiff's software products by, among other things, providing the plaintiff with false accounting statements, misrepresenting product orders, and failing to return or account for software products shipped by the plaintiff to ADI and wrongfully retaining restock and distribution fees; and (ii) the Termination Agreement dated as of March 31, 1996 between the plaintiff and ADI pursuant to which the Sales and Distribution Agreement was terminated by, amoung other things, failing to account, failing to pay monies due and failing to return or account for software products shipped by the plaintiff to ADI. In addition, the plaintiff alleges, among other things, fraud and negligent misrepresentation. The Company intends to defend this action vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        None.

    (b) Reports on Form 8-K

        None.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     ACCLAIM ENTERTAINMENT, INC.


By: /s/ Gregory Fischbach                                     January 14, 1997
   ------------------------
     Gregory Fischbach,
     Co-Chairman of the Board and
     Chief Executive Officer



By: /s/ J. Mark Hattendorf                                    January 14, 1997
   -----------------------
     J. Mark Hattendorf,
     Executive Vice President and
     Chief Financial and Accounting Officer