Form 10-Q
period 1997-02-28
ACCLAIM ENTERTAINMENT INC
filed 1997-04-14
CIK 804888

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

                                   Yes X  No___

As at April 10, 1997, approximately 49,770,000 shares of Common Stock of the registrant were outstanding.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in 000s, except per share data)

                                                                February 28,    August 31,
                                                                    1997           1996
                                                                ------------    ----------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                        $  44,576      $  18,814
Marketable equity securities                                            --         11,278
Accounts receivable - net                                           48,732         20,478
Inventories                                                          4,190          8,052
Prepaid expenses                                                    19,545         18,513
Other current assets                                                 3,395             --
Income taxes receivable                                                 --         54,334
                                                                 ---------      ---------
        TOTAL CURRENT ASSETS                                       120,438        131,469
                                                                 ---------      ---------
OTHER ASSETS
Fixed assets - net                                                  38,800         42,779
Excess of cost over net assets acquired - net of accumulated
  amortization of $15,482 and $13,052, respectively                 51,509         54,939
Other assets                                                        12,832         10,464
                                                                 ---------      ---------
        TOTAL ASSETS                                             $ 223,579      $ 239,651
                                                                 ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Trade accounts payable                                           $  30,885      $  29,749
Short-term borrowings                                                3,900          5,321
Accrued expenses                                                    68,980         78,506
Income taxes payable                                                 1,901            724
Current portion of long-term debt                                    1,261         25,527
Obligation under capital leases - current                            2,362          1,681
                                                                 ---------      ---------
        TOTAL CURRENT LIABILITIES                                  109,289        141,508
                                                                 ---------      ---------

LONG-TERM LIABILITIES
Obligation under capital leases - noncurrent                         2,888          3,685
Long-term debt                                                      53,044             --
Other long-term liabilities                                             --            347
                                                                 ---------      ---------
        TOTAL LIABILITIES                                          165,221        145,540
                                                                 ---------      ---------

MINORITY INTEREST                                                      (39)           522

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,000 shares authorized;
None issued                                                             --             --
Common stock, $0.02 par value; 100,000 shares authorized;
  50,055 and 50,041 shares issued
  respectively                                                       1,001          1,001
Additional paid in capital                                         168,487        165,782
Accumulated deficit                                               (106,484)       (70,642)
Treasury stock, 348 shares                                          (1,813)        (1,813)
Foreign currency translation adjustment                             (2,794)          (754)
Unrealized gain on marketable equity  securities                        --             15
                                                                 ---------      ---------
        TOTAL STOCKHOLDERS' EQUITY                                  58,397         93,589
                                                                 ---------      ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 223,579      $ 239,651
                                                                 ---------      ---------

See notes to consolidated financial statements

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                        (in 000s, except per share data)

                                        Three Months Ended           Six Months Ended
                                    February 28,  February 29,  February 28,  February 29,
                                        1997          1996          1997          1996
                                    ------------  ------------  ------------  ------------
NET REVENUES                          $ 52,310      $ 17,926      $ 105,648    $ 152,374
COST OF REVENUES                        25,746        54,552         49,188      130,416
                                      --------      --------      ---------    ---------
GROSS PROFIT (LOSS)                     26,564       (36,626)        56,460       21,958
                                      --------      --------      ---------    ---------
OPERATING EXPENSES
Selling, advertising, general and
  administrative expenses               30,275        39,370         65,620       86,695
Research & development expenses          9,424         6,144         16,968       11,404
Operating interest                         248         2,073          1,208        3,105
Depreciation and amortization            4,002         3,699          8,160        7,195
                                      --------      --------      ---------    ---------
TOTAL OPERATING EXPENSES                43,949        51,286         91,956      108,399
                                      --------      --------      ---------    ---------

(LOSS) FROM OPERATIONS                 (17,385)      (87,912)       (35,496)     (86,441)
                                      --------      --------      ---------    ---------
OTHER INCOME (EXPENSE)
Interest income                            500         1,147            791        1,978
Interest expense                          (715)         (525)        (1,449)      (1,117)
Other (expense) income                      42         4,511           (634)       3,677
                                      --------      --------      ---------    ---------

(LOSS) BEFORE INCOME TAXES             (17,558)      (82,779)       (36,788)     (81,903)

(BENEFIT) FOR INCOME TAXES                (380)      (26,805)          (380)     (26,455)
                                      --------      --------      ---------    ---------
NET (LOSS) BEFORE
  MINORITY INTEREST                    (17,178)      (55,974)       (36,408)     (55,448)

MINORITY INTEREST                         (336)         (203)          (566)        (272)
                                      --------      --------      ---------    ---------

NET (LOSS)                            $(16,842)     $(55,771)     $ (35,842)   $ (55,176)
                                      --------      --------      ---------    ---------

NET (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE             $  (0.34)     $  (1.12)     $   (0.72)   $   (1.12)
                                      --------      --------      ---------    ---------
WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                   49,700        49,915         49,700       49,070
                                      --------      --------      ---------    ---------

See notes to consolidated financial statements.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                        (in 000s, except per share data)

                                      Preferred Stock (1)        Common Stock
                                      -------------------   ----------------------
                                            Issued                 Issued             Additional
                                            ------                 ------               Paid-In       Deferred
                                       Shares   Amount      Shares         Amount       Capital     Compensation
                                       ------   ------      ------         ------       -------     ------------
Balance August 31, 1995                    --       --        46,281          $926      $168,785       $(10,652)
                                         ----     ----     ---------     ---------     ---------      ---------
Net Loss                                   --       --            --            --            --             --
Issuances of Common Stock
   and Options                             --       --           463             9         7,756         (7,765)
Deferred compensation expense              --       --            --            --            --          3,304
Exercise of Stock Options
  and Warrants                             --       --           552            11         3,711             --
Pooling of Interests with Sculptured
   and Probe                               --       --         2,745            55           (55)            --
Tax Benefit from Exercise of
  Stock Options                            --       --            --            --           698             --
Purchase of Treasury Stock                          --            --            --            --             --
Foreign Currency Translation Loss          --       --            --            --            --             --
Unrealized Loss on
  Marketable Equity Securities             --       --            --            --            --             --
                                         ----     ----     ---------     ---------     ---------      ---------
Balance August 31, 1996                    --       --        50,041         1,001       180,895        (15,113)
                                         ----     ----     ---------     ---------     ---------      ---------
Net Loss                                   --       --            --            --            --             --
Deferred compensation expense              --       --            --            --            --          2,097
Exercise of Stock Options
  and Warrants                             --       --            14            --            40             --
Issuance of Warrants                       --       --            --            --           568             --
Foreign Currency Translation Loss          --       --            --            --            --             --
Unrealized Loss on
  Marketable Equity Securities             --       --            --            --            --             --
                                         ----     ----     ---------     ---------     ---------      ---------
Balance February 28, 1997                  --       --        50,055        $1,001      $181,503       $(13,016)
                                         ----     ----     ---------     ---------     ---------      ---------

                                                                                      Unrealized
                                         (Accumulated                  Foreign        Gain (Loss) On
                                         Deficit)                      Currency       Marketable
                                         Retained       Treasury       Translation    Equity
                                         Earnings       Stock          Adjustment     Securities       Total
                                         --------       -----          ----------     ----------       -----
Balance August 31, 1995                   $153,141          $(807)          $811         $2,503       $314,707
                                         ---------      ---------      ---------      ---------      ---------
Net Loss                                  (221,368)            --             --             --       (221,368)
Issuances of Common Stock
   and Options                                  --             --             --             --             --
Deferred compensation expense                   --             --             --             --          3,304
Exercise of Stock Options
  and Warrants                                  --             --             --             --          3,722
Pooling of Interests with Sculptured
   and Probe                                (2,415)            --             --             --         (2,415)
Tax Benefit from Exercise of
  Stock Options                                 --             --             --             --            698
Purchase of Treasury Stock                      --         (1,006)            --             --         (1,006)
Foreign Currency Translation Loss               --             --         (1,565)            --         (1,565)
Unrealized Loss on
  Marketable Equity Securities                  --             --             --         (2,488)        (2,488)
                                         ---------      ---------      ---------      ---------      ---------
Balance August 31, 1996                    (70,642)        (1,813)          (754)            15         93,589
                                         ---------      ---------      ---------      ---------      ---------
Net Loss                                   (35,842)            --             --             --        (35,842)
Deferred compensation expense                   --             --             --             --          2,097
Exercise of Stock Options
  and Warrants                                  --             --             --             --             40
Issuance of Warrants                            --             --             --             --            568
Foreign Currency Translation Loss               --             --         (2,040)            --         (2,040)
Unrealized Loss on
  Marketable Equity Securities                  --             --             --            (15)           (15)
                                         ---------      ---------      ---------      ---------      ---------
Balance February 28, 1997                $(106,484)       $(1,813)       $(2,794)            --        $58,397
                                         ---------      ---------      ---------      ---------      ---------

(1) The Company is authorized to issue 1,000 shares of preferred stock at a par value of $0.01 per share, none of which shares is presently issued and outstanding.

See notes to consolidated financial statements

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (in 000s, except per share data)

                                                              Six Months Ended
                                                         February 28,   February 29,
                                                             1997           1996
                                                         ------------   ------------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES
Cash received from customers                              $ 101,231      $ 338,409
Cash paid to suppliers and employees                       (163,892)      (357,189)
Interest received                                               791          1,978
Interest paid                                                (2,657)        (4,222)
Income taxes refunded (paid)                                 56,154           (262)
                                                          ---------      ---------
NET CASH (USED IN) OPERATING ACTIVITIES                      (8,373)       (21,286)
                                                          ---------      ---------
CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES
Sale of marketable equity securities                      $  10,153      $  14,643
Acquisition of subsidiaries, net                              1,000          7,161
Acquisition of fixed assets, excluding capital leases        (1,329)        (8,653)
Acquisition of other assets                                  (2,894)        (1,395)
Other investing activities                                      (98)           161
                                                          ---------      ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                     6,832         11,917
                                                          ---------      ---------
CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES
Proceeds from Convertible Subordinated Notes                 50,000            ---
Proceeds from short-term borrowings                           9,416          1,453
Repayment of short-term borrowings                          (10,267)        (3,798)
Payment of mortgage                                          (2,226)           ---
Issuance of common stock                                        ---              4
Exercise of stock options                                        40          3,461
Payment of obligation under capital leases                     (826)          (110)
Payment of long-term debt                                   (19,000)        (3,056)
Other financing activities                                      500            128
Common stock purchased for treasury                             ---           (819)
                                                          ---------      ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          27,637         (2,737)
                                                          ---------      ---------
EFFECT OF EXCHANGE RATE
    CHANGES ON CASH                                            (334)          (571)
                                                          ---------      ---------

NET INCREASE (DECREASE) IN CASH                              25,762        (12,677)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             18,814         44,749
                                                          ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  44,576      $  32,072
                                                          ---------      ---------

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Continued)
                        (in 000s, except per share data)

                                                                        Six Months Ended
                                                                   February 28,   February 29,
                                                                       1997           1996
                                                                   ------------   ------------
RECONCILIATION OF NET EARNINGS TO NET CASH
 PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Net (Loss)                                                         $(35,842)     $ (55,176)
                                                                     --------      ---------
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                       8,160          7,195
    Loss (Gain) on sale of marketable equity securities                 1,016         (3,690)
    Provision for returns and discounts                                16,557        106,166
    Deferred income taxes                                                (418)       (13,217)
    Minority interest in net earnings of consolidated subsidiary         (566)          (272)
    Deferred compensation expense                                       2,097          1,132
    Non-cash royalty charges                                            4,906          2,221
    Other non-cash charges                                                599            170
    Change in assets and liabilities:
    (Increase) in accounts receivable                                 (49,957)       (11,332)
    Decrease (Increase) in inventories                                  2,278         (2,441)
    (Increase) Decrease  in prepaid expenses                           (5,373)           241
    Decrease (Increase) in other current assets                           198           (302)
    Increase (Decrease) in trade accounts payable                         321        (12,793)
    (Decrease) in accrued expenses                                     (7,537)       (25,690)
    Increase (Decrease)  in income taxes receivable                    55,188        (13,498)
                                                                     --------      ---------
    Total adjustments                                                  27,469         33,890
                                                                     --------      ---------
   NET CASH (USED IN) PROVIDED BY
    OPERATING ACTIVITIES                                             $ (8,373)     $ (21,286)
                                                                     --------      ---------

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

2. Liquidity - The accompanying consolidated financial statements have been prepared assuming that Acclaim Entertainment, Inc. ("Acclaim"), together with its subsidiaries (Acclaim and its subsidiaries are collectively hereinafter referred to as the "Company"), will continue as a going concern. The Company's significant losses from operations in fiscal 1996 and in the six months ended February 28, 1997, the uncertainty as to whether the Company's products in development will achieve commercial success and uncertainty regarding the resolution of litigation, including various class action lawsuits, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

3. Acquisitions - On October 9, 1995, the Company acquired Sculptured
Software, Inc. ("Sculptured") and, on October 16, 1995, the Company acquired Probe Entertainment Limited ("Probe"). Sculptured and Probe are developers of interactive video games. Both acquisitions were accounted for as poolings of interests and were effected through the exchange of an aggregate of 2,745 shares of common stock, par value $0.02 per share (the "Common Stock"), of the Company for all the issued and outstanding shares of Sculptured and Probe. The Company's consolidated financial statements for fiscal 1996 include the results of Sculptured and Probe.

4. Accounts Receivable - Accounts receivable are comprised of the following:

                                         February 28, 1997    August 31, 1996
                                         -----------------    ---------------
   Receivables assigned to factor             $47,734             $55,099
   Less advances from factor                    4,719              23,487
                                              -------             -------
      Due from factor                          43,015              31,612
   Unfactored accounts receivable               6,969              12,031
   Accounts receivable - foreign               23,875              20,229
   Other receivables                            2,973               5,472
   Allowances for returns and discounts       (28,100)            (48,866)
                                              -------             -------
                                              $48,732             $20,478
                                              -------             -------

   Pursuant to a factoring agreement, the Company's principal bank acts as its factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At February 28, 1997, the factoring charge amounted to 0.25% of the receivables assigned. The Company's obligations to the bank are collateralized by all of the Company's and its North American subsidiaries' accounts receivable, inventories and equipment. The advances for factored receivables are pursuant to a revolving credit and security agreement, which expires on January 31, 2000.

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (in 000s, except per share data)

4. Accounts Receivable - (Continued)

   The Company draws down working capital advances and opens letters of credit (up to an aggregate maximum of $20,000) against the facility in amounts determined on a formula based on factored receivables, inventory and cost of imported goods under outstanding letters of credit. Effective November 8, 1996, interest is charged at the bank's prime lending rate (8.25% at February 28, 1997) plus one percent per annum on such advances.

   As of August 31, 1996 and November 30, 1996, the Company was in default of various financial and other covenants under its revolving credit facility including the prohibition on having a "going concern" explanatory paragraph in the fiscal 1996 auditors' report on its financial statements. The lender waived these past defaults, conditioned upon the Company receiving at least $46,000 in net proceeds from the issuance of the Convertible Subordinated Notes described more fully in Note 5. On February 26, 1997, the Company received net proceeds of $47,400 from the issuance of such Notes. The Company is current in its payment obligations under the revolving credit facility and has negotiated new financial covenants with the lender. Pursuant to the terms of the agreement, which can be cancelled by either party upon 90 days notice prior to the end of the term, the Company is required to maintain specified levels of working capital and tangible net worth, and may not incur losses in excess of specified amounts, among other covenants.

   Sales credits and allowances for the three months ended February 28, 1997 and February 29, 1996 were $6,800 and $86,451, respectively, and for the six months ended February 28, 1997 and February 29, 1996 were $16,557 and $106,166, respectively.

5. Long Term Debt - Long-term debt consists of the following:

                                                     February 28,    August 31,
                                                        1997            1996
                                                        ----            ----
   (A)  10% Convertible Subordinated Notes due 2002   $50,000              --
   (B)  Term loan                                          --         $19,000
   (C)  Mortgage note                                   4,305           6,527
                                                      -------         -------
                                                       54,305          25,527
        Less: current portion                           1,261          25,527
                                                      -------         -------
                                                      $53,044         $    --
                                                      -------         -------

   (A) In February 1997, the Company issued $50,000 of unsecured 10%
Convertible Subordinated Notes ("Notes") due March 1, 2002 with interest payable semiannually commencing September 1, 1997. The Notes were sold at par with proceeds to the Company of $47,400, net of expenses. The indenture governing the Notes contains covenants that, among other things, substantially limit the Company's ability to incur additional indebtedness, issue preferred stock, pay dividends and make certain other payments. The Notes are convertible into shares of Common Stock at any time after April 26, 1997 and prior to maturity, unless previously redeemed, at a conversion price of $5.18 per share, subject to adjustment under certain conditions. The Notes are redeemable, in whole or in part, at the option of the Company (subject to the rights of holders of senior indebtedness) at 104% of the principal balance at any time on or after March 1, 2000 through February 28, 2001 and at 102% of the principal balance thereafter to maturity.

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (in 000s, except per share data)

5. Long Term Debt - (Continued)

   (B) In conjunction with the acquisition of Acclaim Comics, Inc., in July 1994, Acclaim Comics entered into a term loan guaranteed by the Company which bore interest at a rate of LIBOR plus 2.5%. The Company used $16,000 of the proceeds from the issuance of the Notes to pay the remaining outstanding balance of the term loan.

   (C) The mortgage note bore interest at the bank's prime lending rate and is payable in quarterly installments that commenced March 1, 1996. Effective January 30, 1997, interest is charged at the bank's prime lending rate (8.25% at February 28, 1997) plus one percent per annum. The principal amount is payable in quarterly installments that commenced on May 1, 1996. The mortgage note is collateralized by a building (Corporate Headquarters) with a carrying value of approximately $16,910. As of August 31, 1996 and November 30, 1996, the Company was in default of various financial and other covenants with the mortgage lender. The mortgage lender waived these past defaults, conditioned upon the mortgage lender receiving $2,000 from the net proceeds from the issuance of the Notes and the Company accelerating payment terms on the balance of the loan. The Company is currently negotiating the acceleration terms. The Company used $2,000 of the proceeds from the issuance of the Notes to repay a portion of the mortgage note.

6. Stock Options

   On October 28, 1996, the Company granted an aggregate of 5,055 options to purchase Common Stock at an exercise price of $3.94 per share, the market value of the common stock on such date, to certain employees, other than directors, which options were granted in lieu of previously granted options whose exercise price was higher than $3.94. The vesting schedule for the new options was identical to that of the old options and commenced on October 28, 1996, the grant date.

   On February 26, 1997, the Company granted approximately 4,100 options to purchase shares of Common Stock at an exercise price of $4.81 per share, the market value of the Common Stock on such date, to existing employees, subject to stockholder approval of an amendment to increase the number of shares subject to the 1988 Stock Option Plan.

7. Subsequent Events

   On March 5, 1997, the Company completed the sale of substantially all of the assets and certain liabilities of Acclaim Redemption Games, Inc., formerly Lazer-Tron Corporation, for a purchase price of $6,000 in cash.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following is intended to update the information contained in the Company's Form 10-K for the year ended August 31, 1996 and Form 10-Q for the quarter ended November 30, 1996 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Form 10-K and Form 10-Q.

         This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "believe," "anticipate," "think," "intend," "plan," "will be" and similar expressions identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of the Company are subject to certain risks and uncertainties, including those discussed in "Factors Affecting Future Performance" below at pages 16 to 26, which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview

         The Company is a developer, publisher and mass marketer of interactive entertainment software products ("Software") for use with dedicated interactive entertainment hardware platforms ("Entertainment Platforms") and multimedia personal computer systems ("PCs"). The Company operates its own Software design studios, a motion capture studio and markets and distributes its products in the major territories throughout the world. The Company's operating strategy is to develop Software for the Entertainment Platforms and PCs that dominate the interactive entertainment market at a given time or which the Company perceives as having the potential for achieving mass market acceptance. The Company's strategy is to emphasize sports simulation and arcade-style titles for Entertainment Platforms, and fantasy/role-playing, adventure and sports simulation titles for PCs. The Company intends to continue to support its existing key brands with the introduction of new titles supporting those brands and to develop one additional key brand each year based on its original and licensed properties, which may then be featured on an annual basis in successive titles.

         The Company also engages in: (i) the development and publication of comic books; (ii) the distribution of Software titles developed by other Software publishers; (iii) the marketing of its motion capture technology and studio services; and (iv) the distribution of coin-operated video arcade games.

         The Software industry is driven by the size of the installed base of Entertainment Platforms such as those manufactured by Nintendo, Sony and Sega and PCs. The industry is characterized by rapid technological change, resulting in Entertainment Platform and related Software product cycles. No single Entertainment Platform or system has achieved long-term dominance in the interactive entertainment market.


         Based on information available in 1994 and based on its historical experience with respect to the transition from 8-bit to 16-bit platforms, the Company believed that Software sales for 16-bit platforms would, although continuing to decrease overall, still dominate the interactive entertainment market in 1995 and that such sales would remain substantial through the 1996 holiday season. Accordingly, although the Company's strategy for the Christmas 1995 season was to develop Software for multiple Entertainment Platforms and PCs, the Company anticipated that substantially all of its revenues in fiscal 1995 would be derived from its 16-bit Software sales. The Company also anticipated that its sales of 32-bit and PC Software in fiscal 1996 would grow as compared to fiscal 1995 but that the majority of its revenues in fiscal 1996 would still be derived from 16-bit Software sales. However, the 16-bit Software market matured much more rapidly than anticipated by the Company, the Company's Christmas 1995 16-bit

Software sales were substantially lower than anticipated and, by April 1996, the Company derived minimal profits from such Software sales and made the decision to exit the 16-bit and portable cartridge markets.

         In connection with the Company's decision to exit the 16-bit and portable Software markets in April 1996, the Company recorded a special cartridge video charge of approximately $48.9 million in the second quarter of fiscal 1996, consisting of provisions of approximately $28.8 million (reflected in net revenues), and approximately $20.1 million (reflected in cost of revenues), respectively, to adjust accounts receivable and inventories at February 29, 1996 to their estimated net realizable values in conjunction with management's decision to exit the portable and 16-bit cartridge market.

         The Company recorded a loss from operations of $274.5 million for fiscal 1996, which included an additional charge related to 16-bit and portable Software of $65.0 million in the fourth quarter ended August 31, 1996, and a net loss (on an after tax basis) of $221.4 million for fiscal 1996. The net loss for the fourth quarter of fiscal 1996 of $162.2 million reflects additional write-offs of receivables, the establishment of additional receivables and inventory reserves, severance charges incurred in the fourth quarter in connection with the downsizing of the Company and the reduction of certain deferred costs, as well as an operating loss for the period resulting primarily from price protection and similar concessions granted to retailers at greater than anticipated levels in connection with the Company's 16-bit and 32-bit Software. See "Factors Affecting Future Performance."

         As a result of the industry transition to 32-bit and 64-bit Entertainment Platforms, the Company's Software sales during fiscal 1996 and the first half of fiscal 1997 were significantly lower than for the comparable period in fiscal 1995 and the first half of fiscal 1996, respectively. Management expects that unless and until the installed base of 32-bit and 64-bit Entertainment Platforms increases substantially, its unit sales and revenues from the sale of Software for these platforms will be substantially lower than Software sales levels achieved prior to fiscal 1996, when the current transition began. Management anticipates that the Company will continue to incur material losses for the remainder of fiscal 1997. No assurances can be given as to the future growth of the installed base of 32-bit and 64-bit Entertainment Platforms or of the Company's results of operations and profitability in future periods. See "Factors Affecting Future Performance."

         The Company is continuing to sell its existing 16-bit and portable cartridge Software inventory and has released, and may continue to release, 16-bit and/or portable Software selectively to support its key brands and, if requested by a retailer, may produce additional units of particular title(s) on a special order basis.

         The rapid technological advances in game systems have significantly changed the look and feel of Software as well as the Software development process. According to Company estimates, the average development cost for a title three years ago was approximately $300,000 to $400,000, while the current average development cost for a title is between $1 million and $2 million. As a result of the Company's acquisitions of Iguana Entertainment, Inc. ("Iguana"), Sculptured Software, Inc. ("Sculptured") and Probe Entertainment, Inc. ("Probe") in 1995 (two of which were completed in fiscal 1996), the Company's fixed costs relating to the development of Software and its general and administrative expenses were substantially higher in fiscal 1996 and the first half of fiscal 1997 as compared to prior periods. See "Factors Affecting Future Performance." Such expenses in the aggregate had a material adverse impact on the Company's profitability in fiscal 1996 and in the first half of fiscal 1997. Management plans to reduce the dollar level of product development expenses incurred in the latter part of fiscal 1997.

         In August 1996, the Company down-sized and reorganized some of its operations. Severance charges and other costs related to the downsizing of approximately $5 million were incurred in the fourth quarter of fiscal 1996. The Company has realized operating expense reductions resulting therefrom in the first half of fiscal 1997.

         The Company's ability to generate sales growth and profitability will be materially dependent on (i) the growth of the Software market for 32-bit and 64-bit Entertainment Platforms and PCs, (ii) the Company's ability to identify, develop and publish "hit" Software for Entertainment Platforms with significant installed bases, (iii) the development of, and the generation of revenues from, its other entertainment operations, and (iv) the success of the Company's cost reduction efforts.

Results of Operations

         The following table sets forth certain statements of consolidated operations data as a percentage of net revenues for the periods indicated:


                                                     Three Months Ended                        Six Months Ended
                                               February 28,    February 29,           February 28,      February 29,

                                                     1997           1996                    1997            1996
                                                     ----           ----                    ----            ----
Domestic revenues                                    56.0%          60.6%                   51.2%           67.0%
Foreign revenues                                     44.0           39.4                    48.8            33.0
                                                     ----           ----                    ----            ----
Net revenues                                        100.0%         100.0%                  100.0%          100.0%
Cost of revenues                                     49.2          304.3                    46.6            85.6
                                                     ----          -----                    ----            ----
Gross profit (loss)                                  50.8         (204.3)                   53.4            14.4
Selling, advertising, general and
  administrative expenses                            57.9          219.6                    62.1            56.9
Research and development expenses                    18.0           34.3                    16.1             7.5
Operating interest                                    0.5           11.6                     1.1             2.0
Depreciation and amortization                         7.7           20.6                     7.7             4.7
                                                      ---           ----                     ---             ---
Total operating expenses                             84.1          286.1                    87.0            71.1
(Loss) from operations                              (33.3)        (490.4)                  (33.6)          (56.7)
Other income (expense), net                          (0.3)          28.6                    (1.2)            3.0
                                                     -----          ----                    -----            ---
(Loss) before income taxes                          (33.6)        (461.8)                  (34.8)          (53.7)
Net (loss)                                          (32.2)        (311.1)                  (33.9)          (36.2)

Net Revenues

         The Company's gross revenues, which exclude sales credits and allowances which are material to the Company's results of operations, were derived from the following product categories:

                                                     Three Months Ended                        Six Months Ended
                                              February 28,     February 29,           February 28,      February 29,

                                                     1997           1996                    1997            1996
                                                     ----           ----                    ----            ----
Portable Software                                      2.0%           7.0%                    2.0%            9.0%
16-Bit Software                                        9.0%          45.0%                   12.0%           56.0%
32-bit Software                                       26.0%          30.0%                   45.0%           20.0%
64-bit Software                                       45.0%           ---                    22.0%            ---
PC CD Software                                        14.0%          14.0%                   15.0%           11.0%
Other                                                  4.0%           4.0%                    4.0%            4.0%

         The increase in the Company's net revenues from $17.9 million for the three months ended February 29, 1996 to $52.3 million for the three months ended February 28, 1997 was predominantly due to decreased returns, sales credits and allowances and sales of the Company's Turok: Dinosaur Hunter Software for Nintendo's N64 platform. The net revenues for the 1996 period reflect a special cartridge video charge of $28.8 million. The decrease in the Company's net revenues from $152.4 for the six months ended February 29, 1996 to $105.6 for the six months ended February 28, 1997 was predominantly due to reduced unit sales of 16-bit Software, which were not offset by sales of 32-bit, 64-bit and PC Software. See "Factors Affecting Future Performance." Management anticipates that sales of the

Company's 32-bit, 64-bit and PC Software in fiscal 1997 will be materially short of levels necessary to offset the reduction in revenues from sales of 16-bit Software and no assurance can be given with respect to the Company's revenues in future periods. In addition, to date, the Company has not generated material revenues from any of its operations other than Software publishing and no assurance can be given that the Company will be able to generate such revenues in the future.

         A significant portion of the Company's revenues in any quarter are generally derived from Software first shipped in that quarter or in the immediately preceding quarter. In the quarter ended February 29, 1996, College Slam and Revolution X accounted for approximately 21% and 13% of the Company's gross revenues, respectively, and, in the quarter ended February 28, 1997,
Turok: Dinosaur Hunter accounted for approximately 45% of the Company's gross revenues.

         The Company is substantially dependent on Sony, Sega and Nintendo as the sole manufacturers of the hardware platforms marketed by them and as the sole licensors of the proprietary information and technology needed to develop Software for those platforms. For the three months ended February 29, 1996 and February 28, 1997, the Company derived 25% and 51% of its gross revenues, respectively, from sales of Nintendo-compatible Software, 41% and 14% of its gross revenues, respectively, from sales of Sega-compatible Software and 18% and 17% of its gross revenues, respectively, from sales of Software for the Sony PlayStation.

Gross Profit

         Gross profit fluctuates as a result of six factors: (i) the level of returns, sales credits and allowances; (ii) the number of "hit" products and average unit selling prices; (iii) the percentage of sales of CD Software; (iv) the level of manufacture by the Company of its Software; (v) the percentage of foreign sales; and (vi) the percentage of foreign sales to third party distributors.

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

         The Company arranges for the manufacture by subcontractors of its Sega Software under its agreement with Sega. The cost of Software manufactured by the Company, together with the royalties payable to Sega upon the sale of such Software, is lower than the cost of the Company's Software products when manufactured by Sega. The royalty payable to Sega upon the sale of Software manufactured by the Company is included as an operating expense, rather than as part of cost of revenues, and increased sales of Software manufactured by the Company results in higher gross profit as a percentage of net revenues. Software for the Sony and Nintendo platforms is manufactured by Sony and Nintendo, respectively. Royalties are payable to Sony and Nintendo as part of the product cost at the time of manufacture and such costs are included in the Company's cost of revenues sold which results in lower gross profit as a percentage of net revenues when compared to gross profit on sales of Sega Software.

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

         Gross profit increased from a deficit of $(36.6) million ((204)% of net revenues) for the three months ended February 29, 1996 to $26.6 million (51% of net revenues) for the three months ended February

28, 1997 primarily due to sales of Turok: Dinosaur Hunter Software. The gross profit for the three months ended February 29, 1996 reflected a special cartridge video charge of $48.9 million for which there is no comparable amount in the current quarter. Gross profit increased from $22.0 million (14% of net revenues) for the six months ended February 29, 1996 to $56.5 million (53% of net revenues) for the six months ended February 28, 1997. The increase in gross profit is primarily attributable to higher levels of sales of CD Software (PC CD and 32-bit Software) as margins on CD Software are higher than those on cartridge Software as a result of significantly lower CD product costs, sales of
Turok: Dinosaur Hunter Software and the absence of the special cartridge video charge.

         Management anticipates that the Company's future gross profit will be affected principally by (i) the percentage of returns, sales credits and allowances and other similar concessions in respect of the Company's Software sales and (ii) the Company's product mix (i.e., the percentage of CD Software and sales related to the Company's new businesses). Although gross margins on sales of CD Software are, and are anticipated to continue to be, higher than those on sales of cartridge Software, management believes that stock-balancing programs for its PC CD Software products will result in higher rates of returns of such product as compared to the historical rate of return of cartridge Software. As the percentage of sales of PC CD Software products increases, management anticipates that its reserves for such returns will increase, thereby offsetting a portion of the higher gross margins generated from CD Software sales.

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

Operating Expenses

         Selling, advertising, general and administrative expenses decreased from $39.4 million (220% of net revenues) for the three months ended February 29, 1996 to $30 million (58% of net revenues) for the three months ended February 28, 1997 and decreased from $86.7 million (57% of net revenues) for the six months ended February 29, 1996 to $65.6 million (62% of net revenues) for the six months ended February 28, 1997. The dollar decrease is primarily attributable to reduced selling expenses resulting from decreased sales volume and decreased advertising expenses.

         Research and development expenses increased from $6.1 million (34% of net revenues) for the three months ended February 29, 1996 to $9.4 million (18% of net revenues) for the three months ended February 28, 1997 and increased from $11.4 million (8% of net revenues) for the six months ended February 29, 1996 to $17.0 million (16% of net revenues) for the six months ended February 28, 1997 due to increased internal Software development resulting from the acquisition of two Software studios in the first quarter of fiscal 1996.

         Operating interest expense was $2.1 million (12% of net revenues) for the three months ended February 29, 1996 and $0.2 million (0.5% of net revenues) for the three months ended February 28, 1997 and $3.1 million (2% of net revenues) for the six months ended February 29, 1996 and $1.2 million (1% of net revenues) for the six months ended February 28, 1997. The decrease was primarily attributable to decreased sales volume and to lower outstanding balances under the Company's principal credit facility.

         Depreciation and amortization increased from $3.7 million (21% of net revenues) for the three months ended February 29, 1996 to $4.0 million (8% of net revenues) for the three months ended February 28, 1997 and increased from $7.2 million (5% of net revenues) for the six months ended February 29, 1996 to $8.2 million (8% of net revenues) for the six months ended February 28, 1997. The increase is primarily attributable to depreciation relating to fixed assets held by the Software studios and to the reduction, in the fourth quarter of fiscal 1996, of the estimated remaining life of goodwill relating to Acclaim Comics from forty to twenty years.

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

Liquidity and Capital Resources

         The Company used net cash in operating activities of approximately $8.4 million during the six months ended February 28, 1997 and approximately $21.3 million during the six months ended February 29, 1996.

         An income tax refund of approximately $53 million related to the carryback of the Company's loss for fiscal 1996 was included in the net cash used in operating activities during the six months ended February 28, 1997. The decrease in cash received from customers is primarily attributable to lower sales resulting from the maturation of the 16-bit market and the related transition to 32-bit and 64-bit platforms. See " -- Overview."

         The Company derived net cash from investing activities of approximately $6.8 million and $11.9 million during the six months ended February 29, 1996 and February 28, 1997, respectively.

         The decrease in net cash from investing activities in the six months ended February 28, 1997 as compared to the six months ended February 29, 1996 is primarily attributable to cash associated with the acquisition of certain subsidiaries in the 1996 period, which reflects cash held by subsidiaries at the respective dates of acquisition, and lower proceeds from the sale of marketable equity securities. In addition, lower cash amounts were expended on the acquisition of fixed assets in the six months ended February 28, 1997 as compared to the six months ended February 29, 1996.

         The Company derived net cash from financing activities of approximately $27.6 million during the six months ended February 28, 1997 and used net cash in financing activities of approximately $2.7 million during the six months ended February 29, 1996.

         The increase in net cash derived from financing activities in the six months ended February 28, 1997 as compared to the six months ended February 29, 1996 is primarily attributable to the offering in February 1997 of $50.0 million of 10% Convertible Subordinated Notes ("Notes") due March 1, 2002 with interest payable semiannually commencing September 1, 1997. The Notes were sold at par with proceeds to the Company of $47.4 million, net of expenses. The indenture governing the Notes contains covenants that, among other things, substantially limit the Company's ability to incur additional indebtedness, issue preferred stock, pay dividends and make certain other payments. The Notes are convertible into shares of Common Stock at any time after April 26, 1997 and prior to maturity, unless previously redeemed, at a conversion price of $5.18 per share, subject to adjustment under certain conditions. The Notes are redeemable, in whole or in part, at the option of the Company (subject to the rights of holders of senior indebtedness) at 104% of the principal balance at any time on or after March 1, 2000 through February 28, 2001 and at 102% of the principal balance thereafter to maturity.

         In connection with its acquisition by the Company, Acclaim Comics entered into a term loan agreement with Midland Bank plc ("Midland") for $40 million. On February 26, 1997, the Company used $16 million of the proceeds from the issuance of the Notes to repay the remaining outstanding balance of the term loan.

         The Company generally purchases its inventory of Nintendo and Sega (to the extent not manufactured by the Company) Software by opening letters of credit when placing the purchase order. At

February 28, 1997, the amount outstanding under letters of credit was approximately $15.9 million. Other than such letters of credit, the Company does not currently have any material operating or capital expenditure commitments.

         The Company has a revolving credit and security agreement with BNY Financial Corporation ("BNY"), its principal domestic bank, which agreement expires on January 31, 2000. The credit agreement will be automatically renewed for another year by its terms, unless terminated upon 90 days' prior notice by either party. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined on a formula based on factored receivables and inventory, which advances are secured by the Company's assets. This bank also acts as the Company's factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At February 28, 1997, the factoring charge was 0.25% of the receivables assigned and the interest on advances was at the bank's prime rate plus one percent. As of August 31, 1996 and November 30, 1996, the Company was in default of various financial and other covenants under its revolving credit agreement including the prohibition on having a "going concern" explanatory paragraph in the fiscal 1996 auditors' report on its financial statements. The lender waived these past defaults, conditioned upon the Company receiving at least $46 million in net proceeds from the issuance of the Notes. On February 26, 1997, the Company received net proceeds of $47.4 million from the issuance of the Notes. The Company is current in its payment obligations under the revolving credit agreement and has negotiated new financial covenants with the lender. See Note 4 of the Notes to Consolidated Financial Statements and "Factors Affecting
Future Performance -- Liquidity and Bank Relationships."

         As of August 31, 1996 and November 30, 1996, the Company was also in default of its financial covenants and of the cross default provisions of the financing arrangements with Fleet Bank ("Fleet") relating to the mortgage on its corporate headquarters. On February 26, 1997, the Company used $2 million of the proceeds from the issuance of the Notes to pay down a portion of the mortgage note and the lender has waived the past defaults. The Company is currently negotiating accelerated payment terms on the balance of the Fleet loan. See Note 5 of the Notes to Consolidated Financial Statements and "Factors Affecting Future Performance -- Liquidity and Bank Relationships."

         Management anticipates that the Company's cash flows from operations will not be sufficient to cover its operating expenses during the remainder of fiscal 1997. To provide for its short and long-term liquidity needs, the Company has reduced the number of its employees, has raised $47.4 million of net proceeds from the issuance of Notes, sold substantially all of the assets of its redemption subsidiary and is currently pursuing various alternatives, including further expense reductions, the raising of additional capital, including a $7.5 million short-term facility to be provided by BNY Financial Corporation and borrowings from hardware vendors, and the sale of certain other assets. There can be no assurance that further cost reductions will be effected or that additional capital infusions will be available or that any capital infusions or sales of assets could be effected on satisfactory terms. In addition, the Company's future liquidity will be materially dependent on its ability to develop and market Software that achieves widespread market acceptance for use with the Entertainment Platforms and PCs that dominate the market. There can be no assurance that the Company will be able to publish titles for Entertainment Platforms with significant installed bases.

         The Company is party to various litigations arising in the course of its business, the resolution of none of which, the Company believes, will have a material adverse effect on the Company's liquidity, financial condition and results of operations. The Company is also party to certain class action litigations. The ultimate outcome of the class action litigations cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been recognized in the accompanying financial statements. See "Legal Proceedings."

Recent Developments

         On March 5, 1997, the Company completed the sale of substantially all of the assets and certain liabilities of Acclaim Redemption Games, Inc. (formerly Lazer-Tron Corporation) for a purchase price of $6 million in cash.

Factors Affecting Future Performance

         Future operating results of the Company depend upon many factors and are subject to various risks and uncertainties. Some of the risks and uncertainties which may cause the Company's operating results to vary from anticipated results or which may materially and adversely affect its operating results are as follows:

Recent Operating Results

         The Company's net revenues declined from $152.4 million for the six months ended February 29, 1996 to $105.6 million for the six months ended February 28, 1997. The Company had a net loss of $(35.8) million for the six months ended February 28, 1997 and a net loss of $(221.4) million in fiscal 1996. Adjustments in the fourth quarter of fiscal 1996, on a pre-tax basis, aggregated $138.3 million, a portion of which related to prior quarters. Accordingly, for comparative quarterly purposes, during fiscal 1997, the 1996 quarterly operating results may not necessarily be indicative of the results of operations for such quarterly periods if these year-end adjustments could be allocated to the respective quarters. The Company believes that its revenues and operating results from the sale of its Software for 32- and 64-bit hardware platforms and for PCs during fiscal 1997 will be materially less than its revenues and operating profits in fiscal 1994 and 1995. The Company may not be able to offset the decline in 16-bit Software sales with increased sales of Software for the new Entertainment Platforms and PCs in fiscal 1998 and beyond.

In such event, the Company's results of operations and profitability will continue to be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

Liquidity and Bank Relationships

         The Company's net cash used in operations was approximately $21.3 million and $8.4 million for the six months ended February 29, 1996 and February 28, 1997, respectively. An approximately $53 million income tax refund related to the carryback of its loss for fiscal 1996 is included in the net cash used in operating activities for the 1997 period. The Company has experienced negative cash flow from operations in recent periods primarily due to the industry transition from 16-bit to 32- and 64-bit Entertainment Platforms and related Software titles.

         The Company anticipates that its cash flows from operations will not be sufficient to cover its operating expenses during the remainder of fiscal 1997. There can be no assurance that the Company's operating expenses will not materially exceed cash flows available from the Company's operations in future periods. To provide liquidity, the Company has reduced the number of its employees, has raised approximately $47.4 million of net proceeds from the issuance of the Notes, sold substantially all the assets of its redemption subsidiary and is currently pursuing various alternatives, including further expense reductions, the raising of additional capital, including a $7.5 million short term facility to be provided by BNY and borrowings from hardware vendors, and the sale of certain other assets.

         As discussed above, the Company (i) on February 26, 1997 consummated the offering of the Notes, (ii) used approximately $16.0 million of the net proceeds from the offering of the Notes to retire its term loan to Midland
Bank plc and $2.0 million of such proceeds to pay down a portion of its mortgage loan from Fleet, (iii) recently effected a series of amendments to its loan covenants with BNY and Fleet in connection with obtaining waivers of its defaults under those agreements and (iv) on March 5, 1997, sold substantially all of the assets and certain liabilities of Acclaim Redemption Games, Inc. (formerly Lazer-Tron Corporation) for $6 million in cash. There can be no assurance that additional capital infusions will be available or that any additional capital infusions or sales could be effected on satisfactory terms. In addition to the foregoing, the Company's liquidity is materially dependent in the short-term on the Company's ability to achieve its anticipated sales levels for its titles, including Turok: Dinosaur Hunter and in the future, on its ability to develop and market "hit" Software for the Entertainment Platforms that dominate the interactive entertainment market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity."

         At August 31, 1996 and November 30, 1996, the Company was in default of various financial and other covenants under its loan agreements with BNY and Fleet. The inclusion of a "going concern" paragraph in respect of the Company's fiscal 1996 audit report also constituted an event of default under the loan facility with BNY. BNY and Fleet have waived the defaults at August 31, 1996 and November 30, 1996, including the "going concern" default. Although the Company believes it will be able to remain in compliance with the new financial covenants obtained from its lenders, there can be no assurance that additional covenant defaults, or a payment default, will not occur in the future. The Company's ability to meet these covenants and meet such obligations can be affected by factors beyond its control. There can be no assurance that the Company will be able to obtain waivers of any future default or that the lenders will not exercise their remedies including acceleration of the loans, demand for immediate repayment and/or foreclosure on any collateral securing such loans. In such event, the Company's operations would be materially adversely effected.

Substantial Leverage and Ability to Service Debt

         The Company's ability to satisfy its obligations to its lenders will be dependent upon its future performance, which is subject to prevailing economic conditions and financial, business and other factors, including factors beyond the Company's control. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Recent Developments."

         The level of the Company's indebtedness could have important consequences to investors in the Company, because: (i) a portion of the Company's cash flow from operations must be dedicated to debt service, including with respect to the Notes and the Company's existing bank obligations, and will not be available for other purposes; (ii) the Company's ability to obtain additional debt financing in the future for working capital, or to pursue possible expansion of its business or acquisitions, may be limited; and (iii) the Company's level of indebtedness could limit its flexibility in reacting to changes in the interactive entertainment industry and economic conditions generally, making it more vulnerable to adverse economic conditions and limiting its ability to withstand competitive pressures or take advantage of business opportunities. Certain of the Company's competitors currently operate on a less leveraged basis, and are likely to have significantly greater operating and financing flexibility than the Company.

         The Company believes that, based upon current levels of operations, it should be able to meet its interest obligations on the Notes, and its interest and principal obligations under its bank agreements when due. However, if the Company cannot generate sufficient cash flow from operations to meet its debt obligations when due, the Company might be required to restructure or refinance its indebtedness. There can be no assurance that any such restructuring or refinancing will be effected on satisfactory terms or will be permitted by the terms of the Indenture (the "Indenture") dated as of February 26, 1997 between the Company and IBJ Schroder Bank & Trust Company (the "Trustee") with respect to the Notes, or the Company's existing indebtedness. There can be no assurance that the Company's operating cash flows will be sufficient to meet its debt service requirements or to repay the Notes at maturity or that the Company will be able to refinance the Notes or other indebtedness at maturity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Prior Rights of Creditors."

Prior Rights of Creditors

         The Company has outstanding long-term debt (including current portions) of $54.3 million at February 28, 1997. The Company's failure to make payments of interest or principal on such indebtedness when due may result in defaults under its agreements with respect to such indebtedness and under the Indenture. Certain of such indebtedness is secured by liens on substantially all of the assets of the Company.

         In addition, the Indenture provides that, upon the occurrence of certain events (each a "Repurchase Event"), the Company may be obligated to repurchase all or a portion of the outstanding Notes. If a Repurchase Event were to occur and the Company did not have, or could not obtain, sufficient financial resources to repurchase the Notes, such failure to repurchase the Notes would constitute an event of default under the Indenture. The occurrence of certain Repurchase Events would also constitute a default under certain of the Company's current debt agreements, including the Company's main credit facility with BNY, and may constitute an event of default under the terms of future agreements with respect to the Company's borrowings. The default under the Indenture for the Company's failure to effect a repurchase of the Notes would also constitute an event of default under certain of such other existing debt agreements.

         Further, the Company's ability to meet its debt service obligations are, in part, dependent upon its receipt of dividends and other advances and transfers of funds from its subsidiaries. The ability of the Company's subsidiaries to pay such dividends and make such advances will be subject to applicable state and foreign law regulating the payment of dividends and the terms of the Company's existing bank agreements and the Indenture. A significant portion of the Company's assets, operations, trade payables and other indebtedness are located at subsidiaries of the Company and the creditors of such subsidiaries would generally recover from the assets of such subsidiaries on the obligations owed to them by such subsidiaries prior to any recovery by creditors of the Company and prior to any distribution of remaining assets to equity holders of the Company.

         An event of default with respect to the Company's current bank agreements may result in acceleration of the Company's obligations under such bank agreements or demand by the lenders for immediate repayment and would entitle any secured creditor in respect of such debt to proceed against the collateral securing such defaulted loan. An event of default under the Indenture may result in action by the Trustee on behalf of the holders of the Notes. In the event of such acceleration by the Company's creditors or action by the Trustee, holders of indebtedness would be entitled to payment out of the assets of the Company. If the Company becomes insolvent, is liquidated or reorganized, it is possible that there will not be sufficient assets remaining after payment to such creditors for any distribution to holders of Common Stock.

Going Concern Considerations

         The report of KPMG Peat Marwick LLP, independent auditors for the Company, on the Company's financial statements for the year ended August 31, 1996 includes an explanatory paragraph relating to substantial doubt as to the ability of the Company to continue as a going concern. The Company incurred significant losses from operations in fiscal 1996 and in the first half of fiscal 1997 and anticipates incurring material losses for the second half of fiscal 1997. The Company was in default of various covenants under the agreements with certain of its lenders. In addition, the Company has experienced, and expects to continue to experience during fiscal 1997, negative cash flow from operations, and is a party to significant litigation, including various class action lawsuits. A "going concern" explanatory paragraph is expected to have a material adverse effect on the terms of any bank financing or capital the Company may seek in the future.

Litigation

         The Company and certain of its directors and executive officers are parties to various litigations, including federal class actions, arising in connection with the December 1995 revision of the Company's previously announced earnings, the 1995 acquisition of Lazer-Tron Corporation, statements made with respect to the Company's agreement with WMS Industries, Inc., a dispute with Spectrum Holobyte California, Inc. and distribution arrangements with Digital Pictures, Inc. and Sound Source Interactive, Inc. The Company is also subject to a private order of investigation from the Securities and Exchange Commission arising out of the Company's earnings estimate for fiscal 1995 and its decision in the second quarter of fiscal 1996 to exit the 16-bit portable and cartridge markets and various other litigations and claims arising in the ordinary course of business. See "Legal Proceedings." The Company could issue significant amounts of its securities and/or use a portion of its cash in order to settle such litigations. The Company could also be the subject of additional material claims from the prior shareholders of acquired companies alleging that the Company was to effect registration statements for the resale by such stockholders and of all or a portion of their shares of Common Stock based on such stockholders inability to sell all or a portion of their shares of Common Stock pursuant to such registration statements at times when the Company's securities were publicly traded for prices significantly higher than the current market price. No provision for any liability that may result upon adjudication of these matters has been recognized in the Company's consolidated financial statements. Accordingly, any payments of settlements or judgments with respect to these litigations would result in a charge to earnings and could have a material adverse effect on the financial condition and results of operations of the Company. Other than ordinary course litigations, the resolution of which the Company believes would not have a material adverse effect on its business, an adverse result in the other litigations to which the Company is a party could have a material adverse effect on the Company. A portion of any settlement or judgment in one or more of the litigations to which the Company is a party may be covered by the Company's insurance.

Industry Trends; Platform Transition; Technological Change

         The interactive entertainment industry is characterized by, and the Company anticipates that in both the short- and long-term future it will continue to undergo, rapid technological change due in large part to (i) the introduction of Entertainment Platforms incorporating more advanced processors and operating systems, (ii) the impact of technological changes embodied in PCs and Software therefor, (iii) the development of electronic and wireless delivery systems, and (iv) the entry and participation of new companies in the industry. These factors have resulted in Entertainment Platform and Software life cycles. As a result, the Company must continually anticipate and adapt its products to emerging Entertainment Platforms and systems and evolving consumer preferences. There can be no assurance that the Company will be successful in developing and marketing Software for new Entertainment Platforms. No single Entertainment Platform or system has achieved long-term dominance. The process of developing Software products such as those offered by the Company is extremely complex and is expected to become more complex and expensive in the future as consumers demand more sophisticated and elaborate features and as new platforms and technologies are introduced.

         Development of Software for emerging Entertainment Platforms requires substantial investments in research and development for new and improved technologies in the areas of graphics, sound, digitized speech, music and video. Such research and development must occur well in advance of the release of new Entertainment Platforms in order to allow sufficient lead time to develop and introduce new Software products on a timely basis. This generally requires the Company to predict the probable success of future Entertainment Platforms as much as 12 to 24 months prior to their introduction.

         Substantially all of the Company's revenues in fiscal 1997 are anticipated to be derived from the sale of Software designed to be played on the Sony PlayStation, the Sega Saturn, the Nintendo N64 and PCs. At any given time, the Company has expended significant development and marketing resources on product development for platforms (such as the 16-bit Nintendo SNES and Sega Genesis platforms) that could have shorter life cycles than the Company expected, as in fiscal 1996, or on products designed for new platforms (such as the Sony Playstation and the Nintendo N64) that have not yet achieved large installed bases. If the Company does not accurately predict the success, size of the installed base and life cycle of existing or future Entertainment Platforms due to, among other things, the long Software development lead times involved, it could be in the position, as it was in fiscal 1996 and in the first half of fiscal 1997, of marketing Software for (i) new Entertainment Platforms that have not yet achieved significant market penetration and/or (ii) Entertainment Platforms that have become or are becoming obsolete due to the introduction or success of new Entertainment Platforms. There can be no assurance that the Company will be able to accurately predict such matters, and its failure to do so would have a material adverse effect on the Company.

         Failure to develop products for Entertainment Platforms that achieve significant market acceptance, discontinuance of development for a platform that has a longer than expected life cycle, development for a platform that does not achieve a significant installed base or continued development for a platform that has a shorter than expected life cycle, may have a material adverse effect on the Company's business, financial condition and operating results.

         The Company's results of operations and profitability have been materially adversely affected during the fiscal year ended August 31, 1996 and the six months ended February 28, 1997, and are anticipated to be so affected during the balance of fiscal 1997, by the material decline in sales of the Company's 16-bit Software and the transition to the new Entertainment Platforms. The Company is currently developing Software for the Sony PlayStation, the Sega Saturn, the Nintendo N64 and PCs. There are a significant number of Software titles for the 32-bit platform market competing for limited shelf space. In addition, the 32-bit (PlayStation and Saturn) and 64-bit (N64) platforms have not yet achieved market penetration similar to that of the 16-bit platforms (Nintendo SNES and Sega Genesis); accordingly, the number of units of each Software title sold for these newer Entertainment Platforms is significantly less than the number of units of a title generally sold during 1993, 1994 and 1995 for the 16-bit platforms. There can be no assurance that any of the new platforms will achieve market penetration similar to that achieved by the Nintendo SNES and Sega Genesis systems.

Revenue and Earnings Fluctations; Seasonality

         The Company has historically derived substantially all of its revenues from the publication and distribution of Software for then dominant Entertainment Platforms. The Company's revenues are subject to fluctuation during transition periods, as occurred in fiscal 1996 and the first half of fiscal 1997, when new Entertainment Platforms have been introduced but none has achieved mass market penetration. In addition, the Company's earnings are materially affected by the timing of release of new Software titles produced by the Company. Product development schedules are difficult to predict due, in large part, to the difficulty of scheduling accurately the creative process and, with respect to the Software for new Entertainment Platforms, the use of new development tools and the learning process associated with development for new technologies. Earnings may also be materially impacted by other factors including, but not limited to (i) the level and timing of market acceptance of Software titles, (ii) increases or decreases in development, and/or promotion expenses for new titles and new versions of existing titles, (iii) the timing of orders from major customers and (iv) changes in shipment volume.

         A significant portion of the Company's revenues in any quarter is generally derived from sales of new Software titles introduced in that quarter or in the immediately preceding quarter. If the Company were unable to commence volume shipments of a significant new product during the scheduled quarter, the Company's revenues and earnings would likely be materially and adversely affected in that quarter. In addition, because a majority of the unit sales for a product typically occur in the first 90 to 120 days following the introduction of the product, the Company's earnings may increase significantly in a period in which a major product introduction occurs and may decline in the following period or in periods in which there are no major product introductions. Certain operating expenses are fixed and do not vary directly in relation to revenue. Consequently, if net revenue is below expectations, the Company's operating results are likely to be materially adversely affected.

         The interactive entertainment industry is highly seasonal. Typically, net revenue is highest during the last calendar quarter (which includes the holiday buying season), declines in the first calendar quarter, is lowest in the second calendar quarter and increases in the third calendar quarter. The seasonal pattern is due primarily to the increased demand for Software during the year-end holiday buying season. The Company's earnings, however, vary significantly and are largely dependent on releases of major new products and, as such, may not necessarily reflect the seasonal patterns of the industry as a whole. The Company expects that its operating results will continue to fluctuate significantly in the future.

Dependence On Entertainment Platform Manufacturers; Need For License Renewals

         For the fiscal quarter ended February 28, 1997, the Company derived 51%, 14% and 17% of its gross revenues, respectively, from sales of Nintendo-, Sega- and Sony-compatible products. Accordingly, the Company is substantially dependent on Nintendo as the sole manufacturer of N64 hardware and Software for that platform and as the sole licensor of the proprietary information and the technology needed to develop Software for that platform; on Sega as the sole manufacturer of Saturn hardware and as the sole licensor of the proprietary information and the technology needed to develop Software for that platform; and on Sony as the sole manufacturer of PlayStation hardware and Software for that platform and as the sole licensor of the proprietary information and the technology needed to develop Software for that platform. The dedicated hardware platform manufacturers have in the past and may in the future limit the number of titles that the Company can release in any year, which may limit any future growth in sales.

         The Company has historically been able to renew and/or negotiate extensions of its Software license agreements with Entertainment Platform developers. However, there can be no assurance that, at the end of their current terms, the Company will continue to be able to do so or that the Company will be successful in negotiating definitive license agreements with developers of new hardware systems. The Company has current, executed license agreements with Sony with respect to the PlayStation platform in the United States, Canada and Japan and is operating under an oral agreement with respect to the development and publishing of titles for the PlayStation in Europe. Currently, the Company and Sega are operating in the ordinary course under the terms of an agreement that expired in December 1995 and, with respect to the Saturn platform, under an oral agreement and other arrangements. The Company has executed an agreement with Nintendo with respect to the N64 platform in Japan, covering the release of approved titles, and an agreement with respect to the development and production of one Software title for N64 in the Western Hemisphere. The Company has yet to execute a formal agreement with Nintendo with respect to further development of titles for the N64 platform in North America and Europe, although the Company has been advised of the basic terms of such N64 license and is doing business with Nintendo under an oral agreement and other arrangements. There can be no assurance, however, that the Company will be successful in negotiating agreements with respect to the Sony PlayStation, Sega Saturn and Nintendo N64 platforms. The inability to negotiate agreements with developers of new Entertainment Platforms or the termination of all of the Company's license agreements or other arrangements will, and the termination of any one of the Company's license agreements or other arrangements could, have a material adverse effect on the Company's financial position and results of operations.

         The Company depends on Nintendo, Sega and Sony for the protection of the intellectual property rights to their respective Entertainment Platforms and technology and their ability to discourage unauthorized persons from producing Software for Nintendo, Sega and Sony platforms. The Company also relies upon the Entertainment Platform manufacturers for the manufacturing of certain software cartridges and compact-disk based system-read only memories for their platforms.

Reliance On New Products; Product Delays

         The Company's ability to maintain favorable relations with retailers and to receive the maximum advantage from its advertising expenditures is dependent in part on its ability to provide retailers with a timely and continuous flow of product. The life cycle of a Software title generally ranges from less than three months to upwards of twelve months, with the majority of sales occurring in the first 90 - 120 days after release. The Company generally actively markets its 10 - 15 most recent releases. Accordingly, the Company is constantly required to develop, introduce and sell new Software in order to generate revenue and/or to replace declining revenues from previously released products. In addition, consumer preferences for Software are difficult to predict, and few Software products achieve sustained market acceptance. There can be no assurance that new products introduced by the Company will be released in a timely fashion, will achieve any significant degree of market acceptance, or that such acceptance will be sustained for any meaningful period. Competition for retail shelf space, consumer preferences and other factors could result in the shortening of the life cycle for older products and increase the importance of the Company's ability to release product on a timely basis.

         The Company's current production schedules contemplate that the Company will commence shipment of a number of new products in fiscal 1997. Shipment dates will vary depending on the Company's own quality assurance testing, as well as by the dedicated platform developers and other development factors.
The Company generally submits new games to the dedicated platform manufacturers and other intellectual property licensors for approval prior to development and/or manufacturing. Rejection as a result of bugs in Software or a substantial delay in approval of a product by a manufacturer or licensor could have a material adverse effect on the Company's financial condition and results of operations. In the past, the Company has experienced significant delays in the introduction of certain new products. There can be no assurance that such delays will not occur and materially adversely affect the Company in the future. It is likely that in the future certain new products will not be released in accordance with the Company's internal development schedule or the expectations of public market analysts and investors. A significant delay in the introduction of, or the presence of a defect in, one or more new products could have a material adverse effect on the ultimate success of such product. If the Company is not able to develop, introduce and sell new competitive titles on a timely basis, its results of operations and profitability would be materially adversely affected.

Reliance On "Hit" Titles


         The market for Software is "hits" driven and accordingly the Company's future success is dependent in large part on its ability to develop and market "hit" titles for Entertainment Platforms with significant installed bases. During the quarter ended February 28, 1997, sales of the Company's top title accounted for approximately 45% of the Company's gross sales for that period. There can be no assurance that the Company will be able to publish "hit" titles for Entertainment Platforms with significant installed bases and, if it is unable to do so for any reason, its financial condition, results of operations and profitability could be materially adversely affected, as they were in fiscal 1996 and in the first half of fiscal 1997.

Inventory Management; Risk of Product Returns

         The Company is generally not contractually obligated to accept returns, except for defective product. However, the Company permits its customers to return or exchange Software titles and may provide price protection and discounts on slow moving titles unsold by a customer. Management must make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Among the more significant estimates are allowances for estimated returns, price concessions and other discounts. At the time of product shipment, the Company establishes reserves in respect of such estimates taking into account the potential for product returns and other discounts based on historical return rates, seasonality, retail inventories and other factors. In fiscal 1996, price protection, returns, exchanges and other concessions were materially higher than the Company's reserves therefor, as a result of which the Company's results of operations and liquidity in fiscal 1996 were materially adversely affected. The Company believes that, as of February 28, 1997, it has established adequate reserves for future price protection, returns, exchanges and other concessions but there can be no assurance that the Company's reserves therefor will not be exceeded, which event would have a material adverse effect on the Company's financial condition and results of operations.

         In addition, the Company has offered and anticipates that it will continue to offer stock-balancing programs for its PC Software. The Company has established reserves for such programs, which have not been material to date. No assurance can be given that future stock-balancing programs will not become material and/or will not exceed the Company's reserves for such programs and, if so exceeded, the Company's results of operations and financial condition could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Increased Product Development Costs

         In order to manage its Software development process and to ensure access to a pool of Software developers, development tools and engines in an increasingly competitive market, the Company acquired three Software development studios in calendar 1995. The result of such acquisitions was that the Company's fixed Software development and operating costs were significantly higher in fiscal 1996 and in the first half of fiscal 1997 as compared to its historical rate and were not offset by revenues from Software developed by the studios. These costs further contributed to the Company's results of operations and profitability being materially adversely affected in fiscal 1996 and in the first half of fiscal 1997. No assurance can be given that such costs will not continue to have a material adverse effect on the Company's operations in future periods.

Competition

         The market for consumer Software products is highly competitive. Only a small percentage of products introduced in the Software market achieve any degree of sustained market acceptance. Competition is based primarily upon price, access to retail shelf space, product enhancements, ability to operate on popular platforms, availability of titles (including "hits"), new product introductions, marketing support and distribution systems.

         The Company competes with a variety of companies which offer products that compete directly with one or more of the Company's products. Typically, the Company's chief competitor on an Entertainment Platform is the hardware manufacturer of that platform, to whom the Company pays royalties and, in some cases, manufacturing charges. Accordingly, the hardware manufacturers have a price, marketing and distribution advantage with respect to Software marketed by them and such advantage is particularly important in a mature or declining market which supports fewer full-priced titles and is characterized by customers who make purchasing decisions on non-"hit" products based primarily on price (as compared to developing markets with limited Software titles, when price has been a less important factor in Software sales). The Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than those of the Company, such as Nintendo, Sega and Sony. The Company's competitors also include a number of independent Software publishers licensed by the hardware manufacturers.

         Additionally, the entry and participation of new industries and companies, including diversified entertainment companies, in markets in which the Company competes may adversely affect the Company's performance in such markets. The availability of significant financial resources has become a major competitive factor in the Software industry, principally as a result of the technical sophistication of advanced multimedia computer game products requiring substantial investments in research and development. In particular, many of the Company's competitors are developing on-line interactive computer games and interactive networks that will be competitive with the Company's products. As competition increases, significant price competition and reduced profit margins may result. In addition, competition from new technologies may reduce demand in markets in which the Company has traditionally competed. Prolonged price competition or reduced demand as a result of competing technologies would have a material adverse effect on the Company's business, financial condition and operating results. No assurance can be given that the Company will be able to compete successfully.

Intellectual Property Licenses and Proprietary Rights

         To date, most of the Company's Software incorporates for marketing purposes properties or trademarks owned by third parties, such as the World Wrestling Federation, the National Basketball Association, National Football League or their respective players' associations, which properties are licensed to the Company. In addition, the Company in the past has obtained agreements with outside developers for the development of a significant portion of its Software under such agreements with independent developers, and in such cases the Company usually acquires copyrights to the underlying Software and obtains the exclusive right to such Software for a period of time and may have a limited period in which to market and distribute Software. To the extent future product releases are not derived from the Company's proprietary properties, the Company's future success will also be dependent upon its ability to procure licenses for additional popular intellectual properties. There is intense competition for such licenses, and there can be no assurance that the Company will be successful in acquiring additional intellectual property rights with significant commercial value. There can be no assurance that such licenses will be available on reasonable terms or at all.

         The Company relies primarily on a combination of copyrights, trade secret laws, patent and trademark laws, nondisclosure agreements and other copy protection methods to protect its product and proprietary rights. It is the Company's policy that all employees and third-party developers sign nondisclosure agreements. There can be no assurance that these measures will be sufficient to protect the Company's intellectual property rights against infringement. The Company has "shrinkwrap" license agreements with the end users of its PC products, but the Company relies on the copyright laws to prevent unauthorized distribution of its other Software. Existing copyright laws afford only limited protection. However, notwithstanding the Company's rights to its Software, it may be possible for unauthorized third parties to illegally copy the Company's products or to reverse engineer or otherwise obtain and use information that the Company regards as proprietary. Unauthorized illegal copying occurs within the Software industry, and if a significant amount of unauthorized copying of the Company's published products or products distributed by it were to occur, the Company's business, operating results and financial condition could be materially adversely affected. Policing illegal unauthorized use of the Company's products is difficult, and Software piracy can be expected to be a persistent problem. Further, the laws of certain countries in which the Company's products are or may be distributed do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

         The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. However, as the number of Software products in the industry increases, the Company believes that claims and lawsuits with respect to Software infringement will increase. From time to time, third parties have asserted that features or content of certain of the Company's products may infringe upon intellectual property rights of such parties, and the Company has asserted that third parties have likewise infringed the Company's proprietary rights; certain of these claims have resulted in litigation by and against the Company. To date, no such claims have had an adverse effect on the Company's ability to develop, market or sell its products. There can be no assurance that existing or future infringement claims by or against the Company will not result in costly litigation or require the Company to license the intellectual property rights of third parties. See "Legal Proceedings."

         The owners of intellectual property licensed by the Company generally reserve the right to protect such intellectual property against infringement.

International Sales

         International sales represented approximately 44% of the Company's net revenues for the fiscal quarter ended February 28, 1997. The Company expects that international sales will continue to account for a significant portion of its net revenues in future periods. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other economic barriers, fluctuating exchange rates, difficulties in staffing and managing foreign operations and the possibility of difficulty in accounts receivable collection. Because the Company does not believe exposure to foreign currency losses is currently material, the Company currently has no formal financial instruments in place as a hedge against foreign currency risks. In some markets, localization of the Company's products is essential to achieve market penetration. The Company may incur incremental costs and experience delays in localizing its products. These or other factors could have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, operating results and financial condition.

New Business Ventures

         During the last three fiscal years, the Company has completed acquisitions, or has commenced operations, of various new businesses including
(i) the publication of comic books, (ii) the distribution of Affiliated Labels Software, (iii) the marketing of its motion capture technology and studio services, and (iv) the distribution of coin-operated video games. The Company also acquired three Software development studios in calendar 1995. The Company has made significant investments and has incurred significant expenses in connection with the acquisition and/or establishment of such businesses in fiscal 1995 and 1996, and anticipates that it will continue to incur significant expenses in connection with certain of the operations thereof. To date, none of such new businesses has generated material revenues and there can be no assurance that such businesses will generate material revenues or the timing thereof. To the extent the Company continues to incur material expenses in connection with such ventures during periods when they do not generate significant revenues, the Company's results of operations and profitability will be materially adversely affected.

Dependence on Key Personnel and Employees

         The interactive entertainment industry is characterized by a high level of employee mobility and aggressive recruiting among competitors for personnel with technical, marketing, sales, product development and management skills. The ability to identify, hire and retain such personnel is essential to the Company's success. No assurance can be given that the Company will be able to attract and retain such personnel or that it will not experience significant cost increases in order to do so.

         In particular, the Company is highly dependent on the management services of Gregory Fischbach, Co-Chairman of the Board and Chief Executive Officer, and James Scoroposki, Co-Chairman of the Board and Senior Executive Vice President of the Company. The loss of the services of any of the Company's senior management could have a material adverse effect on the Company's business, operating results, and financial condition. Although, the Company has employment agreements with Messrs. Fischbach and Scoroposki, there can be no assurance that such employees will not leave or compete with the Company. The Company's failure to attract additional qualified employees or to retain the services of key personnel could materially and adversely affect the Company's business, operating results and financial condition.

Anti-Takeover Provisions

         The Company's Board of Directors has the authority to issue shares of preferred stock and to determine the designations, preferences and rights and the qualifications or restrictions of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate actions, could have the effect of making it more difficult for a third-party to acquire a majority of the outstanding voting stock of the Company. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law (the "DGCL"). In general, this statute prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Employment arrangements with certain members of the Company's management provide for severance payments upon termination of their employment after a "change in control" of the Company as defined in such agreements.

Volatility of Stock Price

         There has been a history of significant volatility in the market prices of companies engaged in the Software industry, including the Company. It is likely that the market price of the Common Stock will continue to be highly volatile. Factors such as the timing and market acceptance of product introductions by the Company, the introduction of products by the Company's competitors, loss of key personnel of the Company, variations in quarterly operating results or changes in market conditions in the Software industry generally may have a significant impact on the market price of the Common
Stock. In the past, the Company has experienced significant fluctuations in its operating results and, if the Company's future revenue or operating results or product releases do not meet the expectations of public market analysts and investors, the price of the Common Stock would likely be materially adversely affected. In addition, the stock market has experienced and continues to experience extreme price and volume fluctuations which have affected the market price of Software companies and companies in the interactive entertainment industry and which have often been unrelated to the operating performance of these companies.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         The Company and certain of its directors and/or executive officers were sued in an action entitled Digital Pictures, Inc. v. Acclaim Entertainment, Inc.; Gregory E. Fischbach; and Anthony Williams (Case No. 96-3-3301 TC) filed in December 1996 in the United States Bankruptcy Court for the Northern District of California. The plaintiff claims damages of approximately $2.2 million allegedly owed to the plaintiff, an accounting and compensatory, punitive and exemplary damages based on allegations that the defendants falsified sales, failed to provide timely statements and to pay amounts the Company owes the plaintiff pursuant to the July 1994 Sales and Distribution Agreement between the Company and the plaintiff under which the plaintiff granted the Company the exclusive worldwide right to sell and distribute the plaintiff's software products for a term of five years. In addition, the plaintiff alleges, among other things, fraud and negligent misrepresentation. The Company intends to defend this action vigorously.

         The Company was also sued in an action entitled Sound Source Interactive, Inc. v. Acclaim Distribution, Inc.; Acclaim Entertainment, Inc.; and DOES 1 through 100, inclusive (Case No. BC162531) filed in December 1996 in the Superior Court of the State of California for the County of Los Angeles. Defendant Acclaim Distribution, Inc. ("ADI") is a wholly owned subsidiary of the Company. The plaintiff claims compensatory, general, special and consequential damages in excess of $22 million and punitive damages based on allegations that the defendants breached (i) the Sales and Distribution Agreement dated as of June 15, 1995 between ADI and the plaintiff (the "Sales and Distribution Agreement") under which the plaintiff granted ADI the exclusive right to sell and distribute the plaintiff's software products by, among other things, providing the plaintiff with false accounting statements, misrepresenting product orders, and failing to return or account for software products shipped by the plaintiff to ADI and wrongfully retaining restock and distribution fees; and (ii) the Termination Agreement dated as of March 31, 1996 between the plaintiff and ADI pursuant to which the Sales and Distribution Agreement was terminated by, among other things, failing to account, failing to pay monies due and failing to return or account for software products shipped by the plaintiff to ADI. In addition, the plaintiff alleges, among other things, fraud and negligent misrepresentation. The Company intends to defend this action vigorously.

         The Company was also sued in an action entitled Spectrum Holobyte

California, Inc.; Microprose Software, Inc. v. Acclaim Entertainment, Inc., (Case No. 97-0247 MEJ) filed in January 1997 in the United States District Court for the Northern District of California. In that complaint, plaintiffs allege that the Company breached a confidential settlement agreement among the parties dated November 4, 1996. The purpose of the settlement agreement was to resolve a suit brought by the Company in 1996, which included counterclaims by Spectrum and Microprose, regarding each parties' allegations of infringement of their respective exclusive rights to intellectual property licensed to them by Wizards of the Coast, Inc. The property involves the character, depictions and game methodology of Magic: The Gathering, a popular fantasy-adventure story and card game created by Wizards of the Coast, Inc. Plaintiffs allege that the Company breached the settlement agreement by failing to release the appropriate number of games of Magic: The Gathering--BattleMage in the United States and the United Kingdom by January 10, 1997, the date provided for in the Settlement Agreement. Plaintiffs seek unspecified monetary damages, attorneys' fees and costs. The Company intends to defend this action vigorously.

         The Company and certain of its directors and/or executive officers were sued in various complaints filed in December 1995, which were consolidated into an action entitled In re: Acclaim Ent. Shareholder Litigation, 95 Civ. 4979 (E.D.N.Y.) (TCP) in the United States District Court for the Eastern District of New York. The plaintiffs, on behalf of a class of the Company's stockholders, claim unspecified damages arising from the Company's December 4, 1995 announcement that it was revising results for the fiscal year ended August 31, 1995 to reflect a decision to defer $18 million of revenues and $10.5 million of net income previously reported on October 17, 1995 for the fiscal year ended August 31, 1995. Defendants have answered the complaint and discovery is in progress. The Company intends to defend this action vigorously.

         By summons and complaint dated December 11, 1995, certain of the Company's directors and/or executive officers were named as defendants, and the Company was named as a nominal defendant, in a shareholder derivative action entitled Eugene Block v. Gregory E. Fischbach, James Scoroposki, Robert Holmes, Bernard J. Fischbach, Michael Tannen, Robert H. Groman and James Scibelli, defendants, and Acclaim Entertainment, Inc., Nominal Defendant, (CV 95-036316) (Supreme Court of the State of New York, County of Nassau) (the "Derivative Action"). The Derivative Action was brought on behalf of the Company (as nominal defendant), alleging that the individual defendants violated their fiduciary duties to the Company in connection with the Company's revision of its revenues for the fiscal year ended August 31, 1995. Plaintiff alleges that the individual defendants (1) breached their duty of care and candor, (2) caused the Company to waste corporate assets, and (3) breached their duty of good faith, and, accordingly, seeks unspecified damages. Plaintiffs withdrew their complaint and on October 2, 1996 filed an amended complaint. The Court has denied defendants' motion to dismiss based on plaintiffs' failure to make a proper demand. The Company intents to defend this action vigorously.

         The Company and certain of its directors and/or executive officers also are defendants in an action entitled Adrienne Campbell and Donna Sizemore,

individually and on behalf of all others similarly situated, v. Acclaim Entertainment, Inc., Anthony R. Williams, James Scoroposki, and Robert Holmes, C-95-04395 (EFL), which was commenced in the United States District Court for the Northern District of California. In that action, plaintiffs, two former shareholders of Lazer-Tron, filed a class action complaint on December 8, 1995 on behalf of all former Lazer-Tron shareholders who exchanged their Lazer-Tron stock for Common Stock pursuant to the August 31, 1995 merger transaction. Plaintiffs allege violations of Sections 10(b), 14(a) and 14(e) of the Securities Exchange Act of 1934, Sections 11 and 12(2) of the Securities Act of 1933, fraud and breach of fiduciary duty. On October 8, 1996, the Judicial Panel on Multidistrict Litigation ordered the transfer of the action from the Northern District of California to the United States District Court for the Eastern District of New York for coordinated or consolidated pretrial proceeding with the actions entitled In re Acclaim Ent. Shareholder Litigation discussed above. The parties are currently negotiating settlement terms with respect to this action.

         The Securities and Exchange Commission (the "Commission") has issued orders directing a private investigation relating to, among other things, the Company's earnings estimate for fiscal 1995 and its decision in the second quarter of fiscal 1996 to exit the 16-bit portable and cartridge markets. The Company has provided documents to the Commission, and the Commission has taken testimony from Company representatives. The Company intends to fully cooperate with the Commission in its investigation. No assurance can be given as to whether there will be any litigation or, if so, as to the outcome of this matter.

         The Company's subsidiary, Lazer-Tron, was sued in an action entitled Eric Goldstein, on behalf of himself and all others similarly situated, v. Lazer-Tron Corporation, Norman B. Petermeier, Matthew F. Kelly, Bryan M. Kelly, Morton Grosser, Bob K. Pryt and Roger V. Smith (V-009846-7) in the Superior Court of the State of California, County of Alameda, Eastern Division. The plaintiffs allege, among other things, breach of fiduciary duty, abuse of control and negligence. In addition, certain directors and officers of Lazer-Tron have been named as defendants in an action entitled Adrienne Campbell, individually and on behalf of all others similarly situated, b. Norman
B. Petermeier, Matthew F. Kelly, Bryan M. Kelly, Morton Grosser, Bob K. Pryt, Roger V. Smith and Does 1 through 50, inclusive, Civil No. 760717-4, in the Superior Court of the State of California, County of Alameda. The plaintiffs, on behalf of a class of Lazer-Tron's shareholders, claim damages based on allegations that, as a result of lack of due diligence by the named defendants in fully investigating the proposed acquisition by the Company of Lazer-Tron, the defendants breached their fiduciary duties to Lazer-Tron's shareholders. These two actions have been consolidated and are scheduled to be tried in May. The parties are currently negotiating settlement terms with respect to this action.

         The Company and certain of its directors and/or executive officers were sued in various complaints filed in April 1994, which were consolidated into an action entitled In re Acclaim Entertainment, Inc. Securities Litigation (CIV 94
1501) (the "WMS Action"). The plaintiffs, on behalf of a class of the Company's stockholders consisting of all those who have purchased Acclaim stock for the period January 4, 1994 to March 30, 1994, claim damages arising from (i) the Company's alleged failure to comply with the disclosure requirements of the securities laws in respect of the Company's relationship with WMS Industries Inc. ("WMS") and the status of negotiations on and the likelihood of renewal of an agreement with WMS, pursuant to which WMS granted the Company a right of first refusal to create software for "computer games", "home video games" and "handheld game machines" based on arcade games released by WMS through March 21, 1995 (ii) statements made by the Company's representative that rumors relating to the nonrenewal of the agreement were "unsubstantiated" and that talks between the Company and WMS were continuing, which allegedly were materially false and misleading and (iii) a claim that the defendants should have disclosed the likely nonrenewal of the agreement. Discovery is complete, and the parties have moved for summary judgment. No decision has been rendered on the parties' summary judgment motions. The Company intends to defend the WMS Action vigorously.

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

         The New York State Department of Taxation and Finance, following a field audit of the Company with respect to franchise tax liability for its fiscal years ended August 31, 1989, August 31, 1990 and August 31, 1991, has notified the Company that a stock license fee (plus interest and penalties) of approximately $1.9 million, relating to the Company's outstanding capital stock as of 1989, is due to the State of New York. The Company is contesting the fee and a petition denying liability has been filed. No assurance can be given as to the outcome of this matter.

         A portion of any settlement or award arising from or out of one or more of the above litigations may be covered by the Company's insurance. The Company is also party to various litigations arising in the course of its business, the resolution of none of which, the Company believes, will have a material adverse effect on the Company's liquidity or results of operations. Other than the ordinary course litigations, the resolution of which the Company does not believe would have a material adverse affect on its business, an adverse result in litigations to which the Company is a party could have a material adverse effect on the Company. The Company could also be the subject of additional material claims from the prior shareholders of companies acquired by the Company and for whom the Company was to effect registration statements for the resale by such shareholders of all or a portion of their shares of Common Stock and based on such shareholders' inability to sell all or a portion of their shares of Common Stock pursuant to such registration statements at times when the Company's securities were publicly traded at prices significantly higher than the current market price. No provision for any liability that my result on adjudication of these matters has been recognized in the Company's consolidated financial statements. Accordingly, any payments of settlement or judgment in respect of these litigations would constitute a charge to earnings and could have a material adverse effect on the financial condition and results of operations of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    None.

(b) Reports on Form 8-
    None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCLAIM ENTERTAINMENT, INC.

By: /s/ Gregory Fischbach                                April 10, 1997
   ----------------------
     Gregory Fischbach,
     Co-Chairman of the Board and
     Chief Executive Officer




By:  /s/ J. Mark Hattendorf                               April 10, 1997
    -----------------------
     J. Mark Hattendorf,
     Executive Vice President and
     Chief Financial and Accounting Officer