Form 10-Q
period 1997-05-31
ACCLAIM ENTERTAINMENT INC
filed 1997-07-15
CIK 804888

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1997

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

As at July 11, 1997 approximately 49,650,000 shares of Common Stock of the registrant were outstanding.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (in 000s, except per share data)

                                                                    May 31,         August 31,
                                                                     1997             1996
                                                                   ---------        ---------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                          $  46,043        $  18,814
Marketable equity securities                                              --           11,278
Accounts receivable - net                                             23,740           20,478
Inventories                                                            3,626            8,052
Prepaid expenses                                                      14,853           18,513
Income taxes receivable                                                   --           54,334
                                                                   ---------        ---------
   TOTAL CURRENT ASSETS                                               88,262          131,469
                                                                   ---------        ---------

OTHER ASSETS
Fixed assets - net                                                    36,985           42,779
Excess of cost over net assets acquired - net of accumulated
  amortization of $16,576 and $13,052, respectively                   24,075           54,939
Other assets                                                          10,605           10,464
                                                                   ---------        ---------
   TOTAL ASSETS                                                    $ 159,927        $ 239,651
                                                                   ---------        ---------

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
CURRENT LIABILITIES
Trade accounts payable                                             $  18,044        $  29,749
Short-term borrowings                                                  5,550            5,321
Accrued expenses                                                      82,701           78,506
Income taxes payable                                                   3,177              724
Current portion of long-term debt                                      1,168           25,527
Obligation under capital leases - current                              1,824            1,681
                                                                   ---------        ---------
TOTAL CURRENT LIABILITIES                                            112,464          141,508
                                                                   ---------        ---------

LONG-TERM LIABILITIES
Obligation under capital leases - noncurrent                           2,529            3,685
Long-term debt                                                        52,835               --
Other long-term liabilities                                               --              347

                                                                   ---------        ---------
TOTAL LIABILITIES                                                    167,828          145,540
                                                                   ---------        ---------

MINORITY INTEREST                                                       (714)             522

STOCKHOLDERS' (DEFICIENCY) EQUITY
Preferred stock, $0.01 par value; 1,000 shares authorized;
None issued                                                               --               --
Common stock, $0.02 par value; 100,000 shares authorized;
  50,121 and 50,041 shares issued, respectively                        1,002            1,001
Additional paid in capital                                           172,514          165,782
Accumulated deficit                                                 (176,188)         (70,642)
Treasury stock, 474 and 348 shares, respectively                      (2,904)          (1,813)
Foreign currency translation adjustment                               (1,611)            (754)
Unrealized gain on marketable equity  securities                          --               15
                                                                   ---------        ---------
   TOTAL STOCKHOLDERS' (DEFICIENCY) EQUITY                            (7,187)          93,589
                                                                   ---------        ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY         $ 159,927        $ 239,651
                                                                   ---------        ---------

See notes to consolidated financial statements

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                        (in 000s, except per share data)

                                              Three Months Ended                     Nine Months Ended
                                                    May 31,                                May 31,
                                             1997             1996                  1997             1996
                                           ---------        ---------             ---------        ---------
NET REVENUES                               $  41,616        $  62,639             $ 147,264        $ 215,012
COST OF REVENUES                              25,466           25,806                78,019          162,522
                                           ---------        ---------             ---------        ---------
GROSS PROFIT                                  16,150           36,833                69,245           52,490
                                           ---------        ---------             ---------        ---------

OPERATING EXPENSES
Selling, advertising, general and
  administrative expenses                     28,476           30,791                90,732          111,184
Research & development expenses                6,621            7,155                23,588           18,559
Operating interest                               417            2,150                 1,625            5,255
Depreciation and amortization                  4,394            3,671                12,554           10,867
Goodwill writedown                            25,200               --                25,200               --
Litigation settlements                         8,300               --                 8,300               --
Downsizing charge                             10,000               --                10,000               --
                                           ---------        ---------             ---------        ---------

TOTAL OPERATING EXPENSES                      83,408           43,767               171,999          145,865
                                           ---------        ---------             ---------        ---------

(LOSS) FROM OPERATIONS                       (67,258)          (6,934)             (102,754)         (93,375)
                                           ---------        ---------             ---------        ---------

OTHER INCOME (EXPENSE)
Interest income                                  816              958                 1,606            2,935
Interest expense                              (1,625)            (593)               (3,073)          (1,711)
Other (expense) income                        (1,507)             565                (2,141)           4,239
                                           ---------        ---------             ---------        ---------

(LOSS) BEFORE INCOME TAXES                   (69,574)          (6,004)             (106,362)         (87,912)
                                           ---------        ---------             ---------        ---------

PROVISION (BENEFIT) FOR INCOME TAXES             805           (1,800)                  426          (28,260)
                                           ---------        ---------             ---------        ---------

NET (LOSS) BEFORE
  MINORITY INTEREST                          (70,379)          (4,204)             (106,788)         (59,652)

MINORITY INTEREST                               (675)            (236)               (1,242)            (508)
                                           ---------        ---------             ---------        ---------


NET (LOSS)                                 $ (69,704)       $  (3,968)            $(105,546)       $ (59,144)
                                           ---------        ---------             ---------        ---------

NET (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                  $   (1.40)       $   (0.08)            $   (2.13)       $   (1.20)
                                           ---------        ---------             ---------        ---------

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                         49,645           49,940                49,645           49,360
                                           ---------        ---------             ---------        ---------

See notes to consolidated financial statements.

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' (DEFICIENCY) EQUITY
                        (in 000s, except per share data)

                                          Preferred Stock (1)                Common Stock
                                       -------------------------       -------------------------
                                                Issued                          Issued                Additional
                                                                                                        Paid-In         Deferred
                                         Shares          Amount          Shares          Amount         Capital       Compensation
                                       ---------       ---------       ---------       ---------       ---------        ---------
Balance August 31, 1995                       --              --          46,281       $     926       $ 168,785        $ (10,652)
                                       ---------       ---------       ---------       ---------       ---------        ---------

Net Loss                                      --              --              --              --              --               --
Issuances of Common Stock
   and Options                                --              --             463               9           7,756           (7,765)
Deferred compensation expense                 --              --              --              --              --            3,304
Exercise of Stock Options
  and Warrants                                --              --             552              11           3,711               --
Pooling of Interests with Sculptured
   and Probe                                  --              --           2,745              55             (55)              --
Tax Benefit from Exercise of
  Stock Options                               --              --              --              --             698               --
Purchase of Treasury Stock                    --              --              --              --              --               --
Foreign Currency Translation Loss             --              --              --              --              --               --
Unrealized Loss on
  Marketable Equity Securities                --              --              --              --              --               --
                                       ---------       ---------       ---------       ---------       ---------        ---------

Balance August 31, 1996                       --              --          50,041           1,001         180,895          (15,113)
                                       ---------       ---------       ---------       ---------       ---------        ---------

Net Loss                                      --              --              --              --              --               --
Deferred compensation expense                 --              --              --              --              --            5,275
Exercise of Stock Options                     --              --              80               1             169               --
Issuance of Warrants and Options              --              --              --              --             722              566
Purchase of Treasury Stock                    --              --              --              --              --               --
Foreign Currency Translation Loss             --              --              --              --              --               --
Unrealized Loss on
  Marketable Equity Securities                --              --              --              --              --               --
                                       ---------       ---------       ---------       ---------       ---------        ---------

Balance May 31, 1997                          --              --          50,121       $   1,002       $ 181,786        $  (9,272)
                                       ---------       ---------       ---------       ---------       ---------        ---------

                                                                                           Unrealized
                                       (Accumulated                        Foreign       Gain (Loss) On
                                          Deficit)                         Currency        Marketable
                                          Retained        Treasury       Translation         Equity
                                          Earnings          Stock         Adjustment       Securities          Total
                                         ---------        ---------        ---------        ---------        ---------
Balance August 31, 1995                  $ 153,141        $    (807)       $     811        $   2,503        $ 314,707
                                         ---------        ---------        ---------        ---------        ---------

Net Loss                                  (221,368)              --               --               --         (221,368)
Issuances of Common Stock
   and Options                                  --               --               --               --               --
Deferred compensation expense                   --               --               --               --            3,304
Exercise of Stock Options
  and Warrants                                  --               --               --               --            3,722
Pooling of Interests with Sculptured
   and Probe                                (2,415)              --               --               --           (2,415)
Tax Benefit from Exercise of
  Stock Options                                 --               --               --               --              698
Purchase of Treasury Stock                      --           (1,006)              --               --           (1,006)
Foreign Currency Translation Loss               --               --           (1,565)              --           (1,565)
Unrealized Loss on
  Marketable Equity Securities                  --               --               --           (2,488)          (2,488)
                                         ---------        ---------        ---------        ---------        ---------

Balance August 31, 1996                    (70,642)          (1,813)            (754)              15           93,589
                                         ---------        ---------        ---------        ---------        ---------

Net Loss                                  (105,546)              --               --               --         (105,546)
Deferred compensation expense                   --               --               --               --            5,275
Exercise of Stock Options                       --               --               --               --              170
Issuance of Warrants and Options                --               --               --               --            1,288
Purchase of Treasury Stock                      --           (1,091)              --               --           (1,091)
Foreign Currency Translation Loss               --               --             (857)              --             (857)
Unrealized Loss on
  Marketable Equity Securities                  --               --               --              (15)             (15)
                                         ---------        ---------        ---------        ---------        ---------

Balance May 31, 1997                     $(176,188)       $  (2,904)       $  (1,611)              --        $  (7,187)
                                         ---------        ---------        ---------        ---------        ---------


(1) The Company is authorized to issue 1,000 shares of preferred stock at a par value of $0.01 per share, none of which shares is presently issued and outstanding.

See notes to consolidated financial statements

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (in 000s, except per share data)

                                                                Nine Months Ended
                                                                     May 31,
                                                              1997             1996
                                                            ---------        ---------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES
Cash received from customers                                $ 165,654        $ 419,862
Cash paid to suppliers and employees                         (230,489)        (438,691)
Interest received                                               1,606            2,935
Interest paid                                                  (4,698)          (6,966)
Income taxes refunded (paid)                                   56,955           (2,394)
                                                            ---------        ---------
NET CASH (USED IN) OPERATING ACTIVITIES                       (10,972)         (25,254)
                                                            ---------        ---------

CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES
Sale of marketable equity securities                           10,240           14,643
Acquisition/Divestiture of subsidiaries, net                    6,964            7,912
Acquisition of fixed assets, excluding capital leases          (3,620)         (11,204)
Acquisition of other assets                                      (382)          (2,068)
Other investing activities                                         --              212
                                                            ---------        ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                      13,202            9,495
                                                            ---------        ---------

CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES
Proceeds from Convertible Subordinated Notes                   47,400               --
Proceeds from short-term borrowings                            12,827           12,947
Repayment of short-term borrowings                            (12,657)         (14,286)
Proceeds from mortgage                                             --            6,676
Payment of mortgage                                            (2,524)            (111)
Issuance of common stock                                           --                4
Exercise of stock options                                         170            3,502
Payment of obligation under capital leases                     (1,513)            (166)
Payment of long-term debt                                     (19,000)          (4,613)
Other financing activities                                        460              127
                                                            ---------        ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      25,163            4,080
                                                            ---------        ---------

EFFECT OF EXCHANGE RATE
    CHANGES ON CASH                                              (164)           (1,285)

                                                            ---------        ---------

NET INCREASE  (DECREASE) IN CASH                               27,229          (12,964)
                                                                             ---------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               18,814           44,749
                                                            ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  46,043        $  31,785
                                                            ---------        ---------

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Continued)
                        (in 000s, except per share data)

                                                                           Nine Months Ended
                                                                                May 31,
                                                                          1997             1996
                                                                        ---------        ---------
RECONCILIATION OF NET EARNINGS TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Net (Loss)                                                           $(105,546)       $ (59,144)
                                                                        ---------        ---------
   Adjustments to reconcile net (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                         37,754           10,867
     Loss (Gain) on sale of marketable equity securities                    1,010           (3,684)
     Provision for returns and discounts                                   23,440          109,837
     Deferred income taxes                                                     --           (7,022)
     Minority interest in net earnings of consolidated subsidiary          (1,242)            (508)
     Deferred compensation expense                                          5,275            2,294
     Non-cash royalty charges                                               7,750            2,221
     Litigation settlements                                                 8,300               --
     Other non-cash items                                                     248              173
     Change in assets and liabilities:
     (Increase) in accounts receivable                                    (20,543)          (4,668)
     Decrease (Increase) in inventories                                     1,377           (3,127)
     (Increase) in prepaid expenses                                        (2,688)          (3,836)
     Decrease in other current assets                                         330            1,288
     (Decrease) in trade accounts payable                                 (11,666)         (14,280)
     (Decrease) in accrued expenses                                       (12,231)         (32,026)
     (Decrease) in income taxes payable                                        --          (23,639)
     Decrease in income taxes receivable                                   57,460               --
                                                                        ---------        ---------
     Total adjustments                                                     94,574           33,890
                                                                        ---------        ---------

    NET CASH (USED IN) PROVIDED BY
            OPERATING ACTIVITIES                                        $ (10,972)       $ (25,254)
                                                                        ---------        ---------

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

                  Adjustments in the fourth quarter of fiscal 1996, on a pre-tax basis, aggregated $138,300, a portion of which related to prior quarters. Accordingly, for comparative quarterly purposes, during fiscal 1997, the 1996 quarterly operating results may not necessarily be indicative of the results of operations for such quarterly periods if those year-end adjustments could have been allocated to the respective quarters.

              2. Liquidity - The accompanying consolidated financial statements have been prepared assuming that Acclaim Entertainment, Inc. ("Acclaim"), together with its subsidiaries (Acclaim and its subsidiaries are collectively hereinafter referred to as the "Company"), will continue as a going concern. The Company's significant losses from operations in fiscal 1996 and in the nine months ended May 31, 1997, the uncertainty as to whether the Company's products in development will achieve commercial success, uncertainty in respect of the on-going support of the Company's principal bank and uncertainty in respect of the resolution of litigations, including various class action lawsuits, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

              3. Acquisitions and Divestiture - On October 9, 1995, the Company acquired Sculptured Software, Inc. ("Sculptured") and, on October 16, 1995, the Company acquired Probe Entertainment Limited ("Probe"). Sculptured and Probe are developers of interactive video games. Both acquisitions were accounted for as poolings of interests and were effected through the exchange of an aggregate of 2,745 shares of common stock, par value $0.02 per share (the "Common Stock"), of the Company for all the issued and outstanding shares of Sculptured and Probe. The Company's consolidated financial statements for fiscal 1996 include the results of Sculptured and Probe.

                  On March 5, 1997, the Company completed the sale of
              substantially all of the assets and certain liabilities of Acclaim Redemption Games, Inc., formerly Lazer-Tron Corporation, for a purchase price of $6,000 in cash.

              4. Accounts Receivable - Accounts receivable are comprised of the following:

                                                                   May 31, 1997      August 31, 1996
                                                                   ------------      ---------------

                  Receivables assigned to factor                    $16,934               $55,099
                  Less advances from factor                             841                23,487
                                                                        ---                ------
                     Due from factor                                 16,093                31,612
                  Unfactored accounts receivable                      4,549                12,031
                  Accounts receivable - foreign                      21,781                20,229
                  Other receivables                                   3,352                 5,472
                  Allowances for returns and discounts              (22,035)              (48,866)
                                                                    --------              --------
                                                                    $23,740               $20,478
                                                                    -------               -------



                  Pursuant to a factoring agreement, the Company's principal bank acts as its factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At May 31, 1997, the factoring charge amounted to 0.25% of the receivables assigned. The Company's obligations to the bank are collateralized by all of the Company's and its North American subsidiaries' accounts receivable, inventories and equipment. The

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (in 000s, except per share data)

              4.  Accounts Receivable - (Continued)

              advances for factored receivables are made pursuant to a revolving credit and security agreement, which expires on January 31, 2000.

                  The Company draws down working capital advances and opens
              letters of credit (up to an aggregate maximum of $20,000) against the facility in amounts determined on a formula based on factored receivables, inventory and cost of imported goods under outstanding letters of credit. Effective November 8, 1996, interest is charged at the bank's prime lending rate (8.5% at May 31, 1997) plus one percent per annum on such advances.

                  As of August 31, 1996 and November 30, 1996, the Company was
              in default of various financial and other covenants under its revolving credit facility including the prohibition on having a "going concern" explanatory paragraph in the fiscal 1996 auditors' report on its financial statements. The lender waived these past defaults, conditioned upon the Company receiving at least $46,000 in net proceeds from the issuance of the Convertible Subordinated Notes described more fully in Note 5. On February 26, 1997, the Company received net proceeds of $47,400 from the issuance of such Notes. The Company is current in its payment obligations under the revolving credit facility. Pursuant to the terms of the agreement, which can be cancelled by either party upon 90 days notice prior to the end of the term, the Company is required to maintain specified levels of working capital and tangible net worth and may not incur losses in excess of specified amounts, among other covenants. As of May 31, 1997, the Company was in default of certain covenants, which default has been waived by the lender. The Company is currently negotiating revised financial covenants for future periods with the lender. Subsequent to May 31, 1997, the Company was in default under the agreement with the lender arising from the delivery to the lender of certain financial projections, which default was waived by the lender through July 18, 1997. The Company anticipates that such default will be permanently waived upon the delivery by the Company to the lender of new projections in connection with the negotiation of revised financial covenants. In connection with the establishment of a research and development joint venture, the Company was in default of certain covenants under the agreement with the lender, which default has been waived through July 31, 1997 subject to the Company's delivery to the lender of certain documents and collateral.

                  Sales credits and allowances for the three months ended May
              31, 1997 and 1996 were $6,887 and $3,671, respectively, and for the nine months ended May 31, 1997 and 1996 were $23,440 and $109,837, respectively.

              5.  Long Term Debt - Long-term debt consists of the following:

                                                       May 31,   August 31,
                                                        1997        1996

 (A)   10% Convertible Subordinated Notes due 2002   $50,000        -----
 (B)   Term loan                                       -----      $19,000
 (C)   Mortgage note                                   4,003        6,527
                                                       -----        -----
                                                      54,003       25,527
 Less: current portion                                 1,168       25,527
                                                       -----       ------
                                                     $52,835      $   --
                                                     -------       ------

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

                  (C) Interest on the mortgage note, which, until April 30,
              1997, was charged at the bank's prime lending rate and is currently charged at the bank's prime lending rate (8.5% at May 31, 1997) plus one percent per annum, is payable in quarterly installments that commenced on March 1, 1996. The principal amount is payable in quarterly installments that commenced on May 1, 1996. The mortgage note is collateralized by a building (Corporate Headquarters) with a carrying value of approximately $16,647. As of August 31, 1996 and November 30, 1996, the Company was in default of various financial and other covenants with the mortgage lender. The mortgage lender waived these past defaults, conditioned upon the mortgage lender receiving $2,000 from the net proceeds from the issuance of the Notes and the Company accelerating payment terms on the balance of the loan. The Company used $2,000 of the proceeds from the issuance of the Notes to repay a portion of the mortgage note and is obligated to make an additional accelerated payment of $500 payable over nine months in addition to quarterly payments of $181 payable until February 1,

              2002, when the principal balance on the mortgage note is due.

              6.  Stock Options

                  On October 28, 1996, the Company granted options to purchase an aggregate of 5,055 shares of Common Stock at an exercise price of $3.94 per share, the market value of the Common Stock on such date, to certain employees, other than directors, which options were granted in lieu of previously granted options whose exercise price was higher than $3.94. The vesting period for the new options was identical to that of the old options and commenced on October 28, 1996, the grant date.

                  On February 26, 1997, the Company granted options to purchase an aggregate of 4,100 shares of Common Stock at an exercise price of $4.88 per share, the market value of the Common Stock on such date, to certain employees and directors, subject to stockholder approval of an amendment to increase the number of shares subject to the 1988 Stock Option Plan.

                  On April 30, 1997, the Company (i) granted options to purchase an aggregate of 255 shares of Common Stock at an exercise price of $3.38 per share, the market value of the Common Stock on such date, to certain employees, and (ii) granted options to purchase an aggregate of 3,621 shares of Common Stock at an exercise price of $3.38 per share to certain employees, other than directors, which options were granted in

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (in 000s, except per share data)

              6.  Stock Options - (Continued)

              lieu of previously granted options whose exercise price was higher than $3.38. The new grants were made subject to stockholder approval of an amendment to increase the number of shares subject to the 1988 Stock Option Plan. The vesting period for the new options was identical to that of the old options and commenced on April 30, 1997, the grant date.

              7.  Operating Expense

                  In May 1997, the Company effected a downsizing and put into place a plan to effect substantial cost reductions. Severance charges and other costs related to the downsizing and proposed cost reductions of approximately $10 million were recorded in the third quarter of fiscal 1997. Management believes that the Company will realize operating expense reductions resulting therefrom commencing in the fourth quarter of fiscal 1997.

                  Due to continuing operating losses incurred by Acclaim Comics, management's assessment of the current state of the comic book industry and management's current projections for Acclaim Comics' operations, management believes that there is an impairment in the carrying value of the goodwill relating to the acquisition of Acclaim Comics in July 1994. Accordingly, the Company recorded a write-down of $25.2 million of goodwill in the quarter ended May 31, 1997 to reduce the carrying value of the goodwill associated with Acclaim Comics to its estimated fair value.

                  In conjunction with certain litigations for which the
              settlement obligation is currently probable and estimable (see "Factors Affecting Future Performance - Litigation" and "Legal Proceedings"), the Company recorded a primarily noncash charge of $8.3 million in the quarter ended May 31, 1997. No assurance can be given that the Company will not be required to record additional material charges in future periods in conjunction with the various litigations to which the Company is a party.

              Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  The following is intended to update the information contained in the Company's Form 10-K for the year ended August 31, 1996 and Form 10-Q for the quarter ended February 28, 1997 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Form 10-K and Form 10-Q.

                  This quarterly report on Form 10-Q contains certain
              forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "believe," "anticipate," "think," "intend," "plan," "will be" and similar expressions identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of the Company are subject to certain risks and uncertainties, including those discussed in "Factors Affecting Future Performance" below at pages 17 to 28, which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


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

                  As a result of the industry transition to 32-bit and 64-bit
              Entertainment Platforms, the Company's Software sales during fiscal 1996 and the nine months of fiscal 1997 were significantly lower than for the comparable period in fiscal 1995 and the nine months of fiscal 1996, respectively. Management expects that, unless and until the installed base of 32-bit and 64-bit Entertainment Platforms increases substantially, the Company's unit sales and revenues from the sale of Software for these platforms will be substantially lower than Software sales levels achieved prior to fiscal 1996, when the current transition began. Management anticipates that the Company will continue to incur material losses for the remainder of fiscal 1997 but that the Company will be profitable in the first quarter of fiscal 1998. However, no assurance can be given as to the future growth of the installed base of 32-bit and 64-bit Entertainment Platforms or of the Company's results of operations and profitability in future periods. See "Factors Affecting Future Performance."

                  The Company is continuing to sell its existing 16-bit and

              portable cartridge Software inventory and has released, and may continue to release, 16-bit and/or portable Software selectively to support its key brands and, if requested by a retailer, may produce additional units of particular title(s) on a special order basis. 16-bit and portable Software revenue represented only 4% of total gross revenues for the quarter ended May 31, 1997.

                  The rapid technological advances in game systems have
              significantly changed the look and feel of Software as well as the Software development process. According to Company estimates, the average development cost for a title three years ago was approximately $300,000 to $400,000, while the current average development cost for a title is between $1 million and $2 million. As a result of the Company's acquisitions of Iguana Entertainment, Inc. ("Iguana"), Sculptured Software, Inc. ("Sculptured") and Probe Entertainment, Inc. ("Probe") in 1995 (two of which were completed in fiscal 1996), the Company's fixed costs relating to the development of Software and its general and administrative expenses were substantially higher in fiscal 1996 and the nine months of fiscal 1997 as compared to prior periods. See "Factors Affecting Future Performance." Such expenses in the aggregate had a material adverse impact on the Company's profitability in fiscal 1996 and in the nine months of fiscal 1997. Management plans to reduce the dollar level of product development expenses in the last quarter of fiscal 1997 and in fiscal 1998 as compared to prior periods.

                  In August 1996, the Company downsized and reorganized some of its operations. Severance charges and other costs related to the downsizing of approximately $5 million were incurred in the fourth quarter of fiscal 1996.

                  In May 1997, the Company effected another downsizing and put into place a plan to effect substantial cost reductions. Severance charges and other costs related to the downsizing and proposed cost reductions of approximately $10 million were recorded in the third quarter of fiscal 1997. Management believes that the Company will realize operating expense reductions resulting therefrom commencing in the fourth quarter of fiscal 1997.

                  Due to continuing operating losses incurred by Acclaim Comics, management's assessment of the current state of the comic book industry and management's current projections for Acclaim Comics' operations, management believes that there is an impairment in the carrying value of the goodwill relating to the acquisition of Acclaim Comics in July 1994. Accordingly, the Company recorded a write-down of $25.2 million of goodwill in the quarter ended May 31, 1997 to reduce the carrying value of the goodwill associated with Acclaim Comics to its estimated fair value.


                  In conjunction with certain litigations for which the
              settlement obligation is currently probable and estimable (see "Factors Affecting Future Performance - Litigation" and "Legal Proceedings"), the Company recorded a primarily noncash charge of $8.3 million in the quarter ended May 31, 1997. No assurance can be given that the Company will not be required to record additional material charges in future periods in conjunction with the various litigations to which the Company is a party.

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

              Results of Operations

                  The following table sets forth certain statements of
              consolidated operations data as a percentage of net revenues for the periods indicated:



                                                                   Three Months Ended                       Nine Months Ended
                                                                          May 31,                                May 31,
                                                                   1997           1996                    1997            1996
                                                                    ----           ----                    ----            ----
              Domestic revenues                                    46.0%          55.0%                   50.0%           64.0%
              Foreign revenues                                     54.0           45.0                    50.0            36.0
                                                                   ----           ----                    ----            ----
              Net revenues                                        100.0%         100.0%                  100.0%          100.0%
              Cost of revenues                                     61.2           41.2                    53.0            75.6
                                                                   ----           ----                    ----            ----
              Gross profit                                         38.8           58.8                    47.0            24.4
              Selling, advertising, general and
                administrative expenses                            68.4           49.2                    61.6            51.7
              Research and development expenses                    15.9           11.4                    16.0             8.6
              Operating interest                                    1.0            3.4                     1.1             2.4
              Depreciation and amortization                        10.6            5.9                     8.5             5.1
              Goodwill writedown                                   60.6             --                    17.1              --
              Litigation settlements                               19.9             --                     5.6              --
              Downsizing charge                                    24.0             --                     6.9              --
                                                                   ----           ----                     ---            ----
              Total operating expenses                            200.4           69.9                   116.8            67.8
              (Loss) from operations                             (161.6)         (11.1)                  (69.8)          (43.4)
              Other income (expense), net                          (5.6)           1.5                    (2.5)            2.5
                                                                   -----           ---                    -----            ---

              (Loss) before income taxes                         (167.2)          (9.6)                  (72.3)          (40.9)
              Net (loss)                                         (167.5)          (6.3)                  (71.7)          (27.5)

              Net Revenues

                  The Company's gross revenues, which exclude sales credits and allowances which are material to the Company's results of operations, were derived from the following product categories:

                                          Three Months Ended  Nine Months Ended
                                                 May 31,            May 31,
                                          1997       1996         1997     1996
                                          ----       ----         ----     ----
               Portable Software          2.0%        5.0%        2.0%     8.0%
               16-Bit Software            2.0%       16.0%        9.0%    49.0%
               32-bit Software           19.0%       53.0%       38.0%    27.0%
               64-bit Software           57.0%        ---        32.0%     ---
               PC Software               17.0%       18.0%       16.0%    13.0%
               Other                      3.0%        8.0%        3.0%     3.0%

                  The decrease in the Company's net revenues from $62.6 million for the three months ended May 31, 1996 to $41.6 million for the three months ended May 31, 1997 was predominantly due to reduced unit sales of 16-bit and 32-bit Software. The decrease in the Company's net revenues from $215.0 for the nine months ended May 31, 1996 to $147.3 for the nine months ended May 31, 1997 was predominantly due to reduced unit sales of 16-bit Software, which were not offset by sales of 32-bit, 64-bit and PC Software. See "Factors Affecting Future Performance."

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

                  A significant portion of the Company's revenues in any quarter are generally derived from Software first shipped in that quarter or in the immediately preceding quarter. In the quarter ended May 31, 1996, no single product accounted for a significant portion of the Company's gross revenues and, in the quarter ended May 31, 1997, Turok: Dinosaur Hunter (for the Nintendo 64-bit system) accounted for approximately 57% of the Company's gross revenues.


                  The Company is substantially dependent on Sony, Sega and
              Nintendo as the sole manufacturers of the hardware platforms marketed by them and as the sole licensors of the proprietary information and technology needed to develop Software for those platforms. For the three months ended May 31, 1996 and 1997, the Company derived 11% and 60% of its gross revenues, respectively, from sales of Nintendo-compatible Software, 33% and 4% of its gross revenues, respectively, from sales of Sega-compatible Software and 30% and 16% of its gross revenues, respectively, from sales of Software for the Sony PlayStation.

              Gross Profit

                  Gross profit fluctuates as a result of five factors: (i) the level of returns, sales credits and allowances; (ii) the number of "hit" products and average unit selling prices; (iii) the percentage of sales of compact-disk ("CD") Software; (iv) the percentage of foreign sales; and (v) the percentage of foreign sales to third party distributors. All royalties payable to Nintendo, Sony and Sega are included in cost of revenues.

                  The Company's gross profit is adversely impacted by increases in the level of returns and allowances to retailers, which reduces the average unit price obtained for its Software sales. Similarly, lack of "hit" titles or a low number of "hit" titles, resulting in lower average unit sales prices, adversely impacts the Company's gross profits.

                  The Company's margins on sales of CD Software (currently, the
              32-bit Sony PSX and Sega Saturn systems and PCs) are higher than those on cartridge Software (currently, the Nintendo N64 system) as a result of significantly lower CD software product costs.

                  The Company's margins on foreign Software sales are typically lower than those on domestic sales due to higher prices charged by hardware licensors for Software distributed by the Company outside North America. The Company's margins on foreign Software sales to third party distributors are approximately one-third lower than those on sales that the Company makes directly to foreign retailers.

                  Gross profit decreased from $36.8 million (59% of net
              revenues) for the three months ended May 31, 1996 to $16.2 million (39% of net revenues) for the three months ended May 31, 1997 primarily as a result of higher levels of sales of cartridge Software for the N64 system, which have a higher product cost than CD software. Gross profit increased from $52.5 million (24% of net revenues) for the nine months ended May 31, 1996 to $69.2 million (47% of net revenues) for the nine months ended May 31, 1997.

              Gross profit for the nine months ended May 31, 1996 reflected a special cartridge video charge of $48.9 million for which there is no comparable amount in the current nine month period.

                  Management anticipates that the Company's future gross profit will be affected principally by (i) the percentage of returns, sales credits and allowances and other similar concessions in respect of the Company's Software sales and (ii) the Company's product mix (i.e., the percentage of CD Software and sales related to the Company's new businesses). Although gross margins on sales of CD Software are, and are anticipated to continue to be, higher than those on sales of cartridge Software, management believes that if the Company is required to institute stock-balancing programs for its PC CD Software, the Company will experience higher rates of returns of such product as compared to the historical rate of return of cartridge Software. In such event, management anticipates that its reserves for such returns will increase, thereby offsetting a portion of the higher gross margins generated from PC CD Software sales.

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

              Operating Expenses

                  Selling, advertising, general and administrative expenses
              decreased from $30.8 million (49% of net revenues) for the three months ended May 31, 1996 to $28.5 million (68% of net revenues) for the three months ended May 31, 1997 and decreased from $111.2 million (52% of net revenues) for the nine months ended May 31, 1996 to $90.7 million (62% of net revenues) for the nine months ended May 31, 1997. The dollar decrease is primarily attributable to reduced selling and advertising expenses resulting from decreased sales volume and cost reduction efforts initiated by the Company to reduce its operating expenses. The percentage increase is primarily attributable to decreased sales volume.

                  Research and development increased from $18.6 million (9% of net revenues) for the nine months ended May 31, 1996 to $23.6 million (16% of net revenues) for the nine months ended May 31, 1997 due to increased internal Software development resulting from the acquisition of two Software studios in the first quarter of fiscal 1996. Research and development expenses decreased from $7.2 million (11% of net revenues) for the three months ended May 31, 1996 to $6.6 million (16% of net revenues) for the three months ended May 31, 1997 primarily due to cost reduction efforts recently initiated by the Company.

                  Operating interest expense was $2.1 million (3% of net
              revenues) for the three months ended May 31, 1996 and $0.4 million (1% of net revenues) for the three months ended May 31, 1997 and $5.3 million (2% of net revenues) for the nine months ended May 31, 1996 and $1.6 million (1% of net revenues) for the nine months ended May 31, 1997. The decrease was primarily attributable to decreased sales volume and to lower outstanding balances under the Company's principal credit facility.

                  Depreciation and amortization increased from $3.7 million (6%
              of net revenue) for the three months ended May 31, 1996 to $4.4 million (11% of net revenues) for the three months ended May 31, 1997 and increased from $10.9 million (5% of net revenue) for the nine months ended May 31, 1996 to $12.6 million (9% of net revenues) for the nine months ended May 31, 1997. The increase is primarily attributable to depreciation relating to fixed assets held by the Software studios and to the reduction, in the fourth quarter of fiscal 1996, of the estimated remaining life of goodwill relating to Acclaim Comics from forty to twenty years.

                  In May 1997, the Company effected another downsizing and put into place a plan to effect substantial cost reductions. Severance charges and other costs related to the downsizing and proposed cost reductions of approximately $10 million were recorded in the third quarter of fiscal 1997. Management believes that the Company will realize operating expense reductions resulting therefrom commencing in the fourth quarter of fiscal 1997.

                  Due to continuing operating losses incurred by Acclaim Comics, management's assessment of the current state of the comic book industry and management's current projections for Acclaim Comics' operations, management believes that there is an impairment in the carrying value of the goodwill relating to the acquisition of Acclaim Comics in July 1994. Accordingly, the Company recorded a write-down of $25.2 million of goodwill in the quarter ended May 31, 1997 to reduce the carrying value of the goodwill associated with Acclaim Comics to its estimated fair value.

                  In conjunction with certain litigations for which the
              settlement obligation is currently probable and estimable (see "Factors Affecting Future Performance - Litigation" and "Legal Proceedings"), the Company recorded a primarily noncash charge of $8.3 million in the quarter ended May 31, 1997. No assurance can be given that the Company will not be required to record additional material charges in future periods in conjunction with the various litigations to which the Company is a party.

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

              Liquidity and Capital Resources

                  The Company used net cash in operating activities of
              approximately $11.0 million and $25.3 during the nine months ended May 31, 1997 and 1996.

                  An income tax refund of approximately $53 million related to the carryback of the Company's loss for fiscal 1996 was included in the net cash used in operating activities during the nine months ended May 31, 1997. The decrease in cash received from customers is primarily attributable to lower sales resulting from the maturation of the 16-bit market and the related transition to 32-bit and 64-bit platforms. See " -- Overview."

                  The Company derived net cash from investing activities of
              approximately $13.2 million and $9.5 million during the nine months ended May 31, 1997 and 1996, respectively.

                  The increase in net cash from investing activities in the nine months ended May 31, 1997 as compared to the nine months ended May 31, 1996 is primarily attributable to lower cash amounts expended on the acquisition of fixed assets, partially offset by lower proceeds from the sale of marketable equity securities.

                  The Company derived net cash from financing activities of
              approximately $25.2 million during the nine months ended May 31, 1997 and derived net cash in financing activities of approximately $4.1 million during the nine months ended May 31, 1996.

                  The increase in net cash derived from financing activities in the nine months ended May 31, 1997 as compared to the nine months ended May 31, 1996 is primarily attributable to the offering in February 1997 of $50.0 million of 10% Convertible Subordinated Notes ("Notes") due March 1, 2002 with interest payable semiannually commencing September 1, 1997. The Notes were sold at par with proceeds to the Company of $47.4 million net of expenses. The indenture governing the Notes contains covenants that, among other things, substantially limit the Company's ability to incur additional indebtedness, issue preferred stock, pay dividends and make certain other payments. The Notes are convertible into shares of Common Stock at any time after April 26, 1997 and prior to maturity, unless previously redeemed, at a conversion price of $5.18 per share, subject to adjustment under certain conditions. The Notes are redeemable, in whole or in part, at the option of the Company (subject to the rights of holders of senior indebtedness) at 104% of the principal balance at any time on or after March 1, 2000 through February 28, 2001 and at 102% of the principal balance thereafter to maturity.

                  In connection with its acquisition by the Company, Acclaim
              Comics entered into a term loan agreement with Midland Bank plc for $40 million. On February 26, 1997, the Company used $16 million of the proceeds from the issuance of the Notes to repay the remaining outstanding balance of the term loan.

                  The Company generally purchases its inventory of Nintendo and
              Sega (to the extent not manufactured by the Company) Software by opening letters of credit when placing the purchase order. At May 31, 1997, the amount outstanding under letters of credit was approximately $3.7 million. Other than such letters of credit, the Company does not currently have any material operating or capital expenditure commitments.

                  The Company has a revolving credit and security agreement with
              BNY Financial Corporation ("BNY"), its principal domestic bank, which agreement expires on January 31, 2000. The credit agreement will be automatically renewed for another year by its terms, unless terminated upon 90 days' prior notice by either party. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined on a formula based on factored receivables and inventory, which advances are secured by the Company's assets. This bank also acts as the Company's factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At May 31, 1997, the factoring charge was 0.25% of the receivables assigned and the interest on advances was at the bank's prime rate plus one percent. As of August 31, 1996 and November 30, 1996, the Company was in default of various financial and other covenants under its revolving credit agreement including the prohibition on having a "going concern" explanatory paragraph in the fiscal 1996 auditors' report on its financial statements. The lender waived these past defaults, conditioned upon the Company receiving at least $46 million in net proceeds from the issuance of the Notes. On February 26, 1997, the Company received net proceeds of $47.4 million from the issuance of the Notes. The Company is current in its payment obligations under the revolving credit agreement. As of May 31, 1997, the Company was in default of certain covenants, which default has been waived by BNY. The Company is currently negotiating revised financial covenants for future periods with the bank. Subsequent to May 31, 1997, the Company was in default under the agreement with BNY arising from the delivery to BNY of certain financial projections, which default was waived by BNY through July 18, 1997. The Company anticipates that such default will be permanently waived upon the delivery by the Company to BNY of new projections in connection with the negotiation of revised financial covenants. In connection with the establishment of a research and development joint venture, the Company was in default of certain covenants under the agreement with BNY, which default has been waived through July 31, 1997 subject to the Company's delivery to the lender of certain documents and collateral. See
              Note 4 of the Notes to Consolidated Financial Statements and "Factors Affecting Future Performance -- Liquidity and Bank Relationships."

                  As of August 31, 1996 and November 30, 1996, the Company was
              also in default of its financial covenants and of the cross default provisions of the financing arrangements with Fleet Bank ("Fleet") relating to the mortgage on its corporate headquarters. On February 26, 1997, the Company used $2 million of the proceeds from the issuance of the Notes to pay down a portion of the mortgage note and the lender has waived the past defaults and is obligated to make an additional accelerated payment of $500,000 payable over nine months in addition to quarterly payments of $181,000 payable until February 1, 2002, when the principal balance of the mortgage note is due. See Note 5 of the Notes to Consolidated Financial Statements and "Factors Affecting Future Performance -- Liquidity and Bank Relationships."

                  Management anticipates that the Company's cash flows from
              operations will not be sufficient to cover its operating expenses during the remainder of fiscal 1997 or into fiscal 1998. To provide for its short- and long-term liquidity needs, the Company has reduced the number of its employees, has raised $47.4 million of net proceeds from the issuance of Notes, sold substantially all of the assets of its redemption subsidiary and is currently pursuing various alternatives, including further expense reductions, the raising of additional capital, including borrowings from hardware vendors, and the sale of certain other assets. There can be no assurance that further cost reductions will be effected or that additional capital infusions will be available or that any capital infusions or sales of assets could be effected on satisfactory terms. In addition, the Company's future liquidity will be materially dependent on its ability to develop and market Software that achieves widespread market acceptance for use with the Entertainment Platforms and PCs that dominate the market. There can be no assurance that the Company will be able to publish titles for Entertainment Platforms with significant installed bases.

                  The Company is party to various litigations arising in the course of its business, the resolution of none of which, the Company believes, will have a material adverse effect on the Company's liquidity, financial condition and results of operations. The Company is also party to certain class action litigations, certain of which have been settled subject to court approval.


                  In conjunction with certain litigations for which the
              settlement obligation is currently probable and estimable (see "Factors Affecting Future Performance - Litigation" and "Legal Proceedings"), the Company recorded a primarily noncash charge of $8.3 million in the quarter ended May 31, 1997. No assurance can be given that the Company will not be required to record additional material charges in future periods in conjunction with the various litigations to which the Company is a party.

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

              Recent Operating Results

                  The Company's net revenues declined from $215.0 million for the nine months ended May 31, 1996 to $147.3 million for the nine months ended May 31, 1997. The Company had a net loss of $(105.5) million for the nine months ended May 31, 1997 and a net loss of $(221.4) million in fiscal 1996. Adjustments in the fourth quarter of fiscal 1996, on a pre-tax basis, aggregated $138.3 million, a portion of which related to prior quarters. Accordingly, for comparative quarterly purposes, during fiscal 1997, the 1996 quarterly operating results may not necessarily be indicative of the results of operations for such quarterly periods if those year-end adjustments could have been allocated to the respective quarters.

              The Company's revenues and operating results from the sale of its Software for 32- and 64-bit hardware platforms and for PCs during fiscal 1997 will be materially less than its revenues and operating profits in fiscal 1994 and 1995. The Company may not be able to offset the decline in 16-bit Software sales with increased sales of Software for the new Entertainment Platforms and PCs in fiscal 1998 and beyond. In such event, the Company's results of operations and profitability will continue to be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

              Liquidity and Bank Relationships

                  The Company's net cash used in operations was approximately
              $25.3 million and $11.0 million for the nine months ended May 31, 1996 and 1997, respectively. An approximately $53 million income tax refund related to the carryback of its loss for fiscal 1996 is included in the net cash used in operating activities for the 1997 period. The Company has experienced negative cash flow from operations in recent periods primarily due to the industry transition from 16-bit to 32- and 64-bit Entertainment Platforms and related Software titles and due to increased operating expenses.

                  The Company anticipates that its cash flows from operations will not be sufficient to cover its operating expenses during the remainder of fiscal 1997 or into fiscal 1998. There can be no assurance that the Company's operating expenses will not materially exceed cash flows available from the Company's operations in future periods. To provide liquidity, the Company has reduced the number of its employees, has raised approximately $47.4 million of net proceeds from the issuance of the Notes, sold substantially all the assets of its redemption subsidiary and is currently pursuing various alternatives, including further expense reductions, the raising of additional capital, including borrowings from hardware vendors, and the sale of certain other assets.

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

                  At August 31, 1996 and November 30, 1996, the Company was in
              default of various financial and other covenants under its loan agreements with BNY and Fleet. The inclusion of a "going concern" paragraph in respect of the Company's fiscal 1996 audit report also constituted an event of default under the loan facility with BNY. BNY and Fleet have waived the defaults at August 31, 1996 and November 30, 1996, including the "going concern" default. As of May 31, 1997, the Company was in default of certain covenants, which default was waived by BNY. The Company is currently negotiating revised financial covenants for future periods with

              BNY. Subsequent to May 31, 1997, the Company was in default under the agreement with BNY arising from the delivery to BNY of certain financial projections, which default was waived by BNY through July 18, 1997. The Company anticipates that such default will be permanently waived upon the delivery by the Company to BNY of new projections in connection with the negotiation of revised financial covenants. Although the Company believes it will be able to achieve compliance with the new financial covenants being negotiated with BNY, there can be no assurance that additional covenant defaults, or a payment default, will not occur in the future. In connection with the establishment of a research and development joint venture, the Company was in default of certain covenants under the agreement with BNY, which default has been waived through July 31, 1997 subject to the Company's delivery to the lender of certain documents and collateral. The Company's ability to meet its covenants and obligations can be affected by factors beyond its control. There can be no assurance that the Company will be able to obtain waivers of any future default or that the lenders will not exercise their remedies including acceleration of the loans, demand for immediate repayment and/or foreclosure on any collateral securing such loans. In such event, the Company's operations would be materially adversely effected.

              NASDAQ Delisting and Liquidity of Common Stock

                  In order to maintain the listing of the Common Stock on the
              NASDAQ National Market System (the "NMS"), the Company is currently required, among other things, to maintain net tangible assets of at least $1 million (which amount is anticipated to increase to at least $2 million at August 31, 1997). At May 31, 1997, the Company did not meet this requirement. Accordingly, the Common Stock may be delisted from trading on the NMS.

                  If the Common Stock were to be delisted from trading on the
              NMS, in order to obtain relisting of the Common Stock on the NMS, the Company must satisfy quantitative designation criteria which it does not currently meet. No assurance can be given that the Company will meet such relisting criteria in the near future. In addition, although the NASDAQ Stock Market has proposed new standards which raise the minimum net tangible assets requirement for new listings to a level which the Company believes it will not be able to meet in the near future, the Company does currently meet the proposed alternative new standards to maintain eligibility for trading on the NMS. No assurance can be given that the proposed rules will be adopted or that the Company will be able to rely on the proposed maintenance requirements at this time in order to avoid delisting of the Common Stock.

                  If the Common Stock were to be delisted from trading on the

              NMS, the Company may seek to have the Common Stock listed for trading on the NASDAQ Small-Cap Market. Although the Company does not meet the current listing criteria for the NASDAQ Small-Cap Market, the Company does meet the proposed listing criteria. Although the Company believes that new listing applications to the NASDAQ are being evaluated under the proposed criteria, no assurance can be given as to such evaluation or as to the Company's ability to obtain listing for the Common Stock on the NASDAQ Small-Cap Market or as to the Company's ability to meet the maintenance requirements thereof.

                  If the Common Stock were to be delisted from trading on the
              NMS and is neither relisted thereon nor listed for trading on the NASDAQ Small-Cap Market, trading, if any, in the Common Stock may continue to be conducted on the OTC Bulletin Board or in the non-NASDAQ over-the-counter market.

                  Delisting of the Common Stock would result in limited release of the market price of the Common Stock and limited news coverage of the Company and could restrict investors' interest in the Common Stock and materially adversely affect the trading market and prices for the Common Stock and the Company's ability to issue additional securities or to secure additional financing. In addition, if the Common Stock were not listed and the trading price of the Common Stock were less than $5.00 per share, the Common Stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934 which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser's written consent prior to any transaction. In such case, the Common Stock could also be deemed to be a "penny stock" under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the Common Stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of the Common Stock.

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

              Prior Rights of Creditors

                  The Company has outstanding long-term debt (including current portions) of $54.0 million at May 31, 1997. The Company's failure to make payments of interest or principal on such indebtedness when due may result in defaults under its agreements with respect to such indebtedness and under the Indenture. Certain of such indebtedness is secured by liens on substantially all of the assets of the Company. See Note 5 of Notes to Consolidated Financial Statements.

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

              Going Concern Considerations

                  The report of KPMG Peat Marwick LLP, independent auditors for the Company, on the Company's financial statements for the year ended August 31, 1996 includes an explanatory paragraph relating to substantial doubt as to the ability of the Company to continue as a going concern. The Company incurred significant losses from operations in fiscal 1996 and in the nine months of fiscal 1997 and anticipates incurring material losses for the remainder of fiscal 1997. The Company was in default of various covenants under the agreements with certain of its lenders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity." In addition, the Company has experienced, and expects to continue to experience during fiscal 1997, negative cash flow from operations, and is a party to significant litigation, including various class action lawsuits. A "going concern" explanatory paragraph is expected to have a material adverse effect on the terms of any bank financing or capital the Company may seek in the future.

              Litigation

                  The Company and certain of its directors and executive
              officers are parties to various litigations, including federal class actions, arising in connection with the December 1995 revision of the Company's previously announced earnings, the 1995 acquisition of Lazer-Tron Corporation, statements made with respect to the Company's agreement with WMS Industries, Inc., a dispute with Spectrum Holobyte California, Inc. and distribution arrangements with Digital Pictures, Inc. and Sound Source Interactive, Inc. The Company is also subject to a private order of investigation from the Securities and Exchange Commission arising out of the Company's earnings estimate for fiscal 1995 and its decision in the second quarter of fiscal 1996 to exit the 16-bit portable and cartridge markets and various other litigations and claims arising in the ordinary course of business. See "Legal Proceedings." The Company could issue significant amounts of its securities and/or use a portion of its cash in order to settle such litigations. The Company could also be the subject of additional material claims from the prior shareholders of acquired companies alleging that the Company was to effect registration statements for the resale by such stockholders of all or a portion of their shares of Common Stock based on such stockholders' inability to sell all or a portion of their shares of Common Stock pursuant to such registration statements at times when the Company's securities were publicly traded for prices significantly higher than the current market price.

                  In conjunction with certain litigations for which the
              settlement obligation is currently probable and estimable (see "Factors Affecting Future Performance - Litigation" and "Legal Proceedings"), the Company recorded a primarily noncash charge of $8.3 million in the quarter ended May 31, 1997. No assurance can be given that the Company will not be required to record additional material charges in future periods in conjunction with the settlement of the various litigations to which the Company is a party.

              Any additional charges to earnings could have a material adverse effect on the financial condition and results of operations of the Company. Other than ordinary course litigations and the litigations that have been heretofore settled, the resolution of which the Company believes would not have a material adverse effect on its business, an adverse result in the other litigations to which the Company is a party could have a material adverse effect on the Company. A portion of any settlement or judgment in one or more of the litigations to which the Company is a party may be covered by the Company's insurance.

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

                  Substantially all of the Company's revenues in fiscal 1997 have been, and are anticipated to continue to be, derived from the sale of Software designed to be played on the Sony PlayStation, the Sega Saturn, the Nintendo N64 and PCs. At any given time, the Company has expended significant development and marketing resources on product development for platforms (such as the 16-bit Nintendo SNES and Sega Genesis platforms) that could have shorter life cycles than the Company expected, as in fiscal 1996, or on products designed for new platforms (such as the Sony PlayStation and the Nintendo N64) that have not yet achieved large installed bases. If the Company does not accurately predict the success, size of the installed base and life cycle of existing or future Entertainment Platforms due to, among other things, the long Software development lead times involved, it could be in the position, as it was in fiscal 1996 and in the nine months of fiscal 1997, of marketing Software for (i) new Entertainment Platforms that have not yet achieved significant market penetration and/or (ii) Entertainment Platforms that have become or are becoming obsolete due to the introduction or success of new Entertainment Platforms. There can be no assurance that the Company will be able to accurately predict such matters, and its failure to do so would have a material adverse effect on the Company.

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

                  The Company's results of operations and profitability have been materially adversely affected during the fiscal year ended August 31, 1996 and the nine months ended May 31, 1997, and are anticipated to be so affected during the balance of fiscal 1997, by the material decline in sales of the Company's 16-bit

              Software and the transition to the new Entertainment Platforms. The Company is currently developing Software for the Sony PlayStation, the Sega Saturn, the Nintendo N64 and PCs. There are a significant number of Software titles for the 32-bit platform market competing for limited shelf space. In addition, the 32-bit (PlayStation and Saturn) and 64-bit (N64) platforms have not yet achieved market penetration similar to that of the 16-bit platforms (Nintendo SNES and Sega Genesis); accordingly, the number of units of each Software title sold for these newer Entertainment Platforms is significantly less than the number of units of a title generally sold during 1993, 1994 and 1995 for the 16-bit platforms. There can be no assurance that any of the new platforms will achieve market penetration similar to that achieved by the Nintendo SNES and Sega Genesis systems.

              Revenue and Earnings Fluctations; Seasonality

                  The Company has historically derived substantially all of its revenues from the publication and distribution of Software for then dominant Entertainment Platforms. The Company's revenues are subject to fluctuation during transition periods, as occurred in fiscal 1996 and the nine months of fiscal 1997, when new Entertainment Platforms have been introduced but none has achieved mass market penetration. In addition, the Company's earnings are materially affected by the timing of release of new Software titles produced by the Company. Product development schedules are difficult to predict due, in large part, to the difficulty of scheduling accurately the creative process and, with respect to the Software for new Entertainment Platforms, the use of new development tools and the learning process associated with development for new technologies. Earnings may also be materially impacted by other factors including, but not limited to (i) the level and timing of market acceptance of Software titles, (ii) increases or decreases in development, and/or promotion expenses for new titles and new versions of existing titles, (iii) the timing of orders from major customers and (iv) changes in shipment volume.

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

              Dependence On Entertainment Platform Manufacturers;
              Need For License Renewals

                  For the fiscal quarter ended May 31, 1997, the Company derived
              60%, 4% and 16% of its gross revenues, respectively, from sales of

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

                  The Company has historically been able to renew and/or
              negotiate extensions of its Software license agreements with Entertainment Platform developers. However, there can be no assurance that, at the end of their current terms, the Company will continue to be able to do so or that the Company will be successful in negotiating definitive license agreements with developers of new hardware systems. The Company has current, executed license agreements with Sony with respect to the PlayStation platform in the United States, Canada and Japan and is operating under an oral agreement with respect to the development and publishing of titles for the PlayStation in Europe. Currently, the Company and Sega are operating in the ordinary course under the terms of an agreement that expired in December 1995 and, with respect to the Saturn platform, under an oral agreement and other arrangements. The Company has executed an agreement with Nintendo with respect to the N64 platform in Japan, covering the release of approved titles, and an agreement with respect to the development and production of one Software title for N64 in the Western Hemisphere. The Company has yet to execute a formal agreement with Nintendo with respect to further development of titles for the N64 platform in North American and Europe, although the Company has been advised of the basic terms of such N64 license and is doing business with Nintendo under an oral agreement and other arrangements. There can be no assurance, however, that the Company will be successful in negotiating agreements with respect to the Sony PlayStation, Sega Saturn and Nintendo N64 platforms. The inability to negotiate agreements with developers of new Entertainment Platforms or the termination of all of the Company's license agreements or other arrangements will, and the termination of any one of the Company's license agreements or other arrangements could, have a material adverse effect on the Company's financial position and results of operations.


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

                  The Company's current production schedules contemplate that the Company will commence shipment of a number of new products in the remainder of fiscal 1997 and in fiscal 1998. Shipment dates will vary depending on the Company's own quality assurance testing, as well as by the dedicated platform developers and other development factors. The Company generally submits new games to the dedicated platform manufacturers and other intellectual property licensors for approval prior to development and/or manufacturing. Rejection as a result of bugs in Software or a substantial delay in approval of a product by a manufacturer or licensor could have a material adverse effect on the Company's financial condition and results of operations. In the past, the Company has experienced significant delays in the introduction of certain new products. There can be no assurance that such delays will not occur and materially adversely affect the Company in the future. It is likely that in the future certain new products will not be released in accordance with the Company's internal development schedule or the expectations of public market analysts and investors. A significant delay in the introduction of, or the presence of a defect in, one or more new products could have a material adverse effect on the ultimate success of such product. If the Company is not able to develop, introduce and sell new competitive titles on a timely basis, its results of operations and profitability would be materially adversely affected.

              Reliance On "Hit" Titles

                  The market for Software is "hits" driven and accordingly the
              Company's future success is dependent in large part on its ability to develop and market "hit" titles for Entertainment Platforms with significant installed bases. During the quarter ended May 31, 1997, sales of the Company's top title accounted for approximately 57% of the Company's gross sales for that period. There can be no assurance that the Company will be able to publish "hit" titles for Entertainment Platforms with significant installed bases and, if it is unable to do so for any reason, its financial condition, results of operations and profitability could be materially adversely affected, as they were in fiscal 1996 and in the nine months of fiscal 1997.

              Inventory Management; Risk of Product  Returns

                  The Company is generally not contractually obligated to accept returns, except for defective product. However, the Company permits its customers to return or exchange Software titles and may provide price protection and discounts on slow moving titles unsold by a customer. Management must make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Among the more significant estimates are allowances for estimated returns, price concessions and other discounts. At the time of product shipment, the Company establishes reserves in respect of such estimates taking into account the potential for product returns and other discounts based on historical return rates, seasonality, retail inventories and other factors. In fiscal 1996, price protection, returns, exchanges and other concessions were materially higher than the Company's reserves therefor, as a result of which the Company's results of operations and liquidity in fiscal 1996 were materially adversely affected. The Company believes that, as of May 31, 1997, it has established adequate reserves for future price protection, returns, exchanges and other concessions but there can be no assurance that the Company's reserves therefor will not be exceeded, which event would have a material adverse effect on the Company's financial condition and results of operations.

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

              Increased Product Development Costs

                  In order to manage its Software development process and to ensure access to a pool of Software developers, development tools and engines in an increasingly competitive market, the Company acquired three Software development studios in calendar 1995. The result of such acquisitions was that the Company's fixed Software development and operating costs were significantly higher in fiscal 1996 and in the nine months of fiscal 1997 as compared to its historical rate and were not offset by revenues from Software developed by the studios. These costs further contributed to the Company's results of operations and profitability being materially adversely affected in fiscal 1996 and in the nine months of fiscal 1997. No assurance can be given that such costs will not continue to have a material adverse effect on the Company's operations in future periods.

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

              International Sales


                  International sales represented approximately 54% of the
              Company's net revenues for the fiscal quarter ended May 31, 1997. The Company expects that international sales will continue to account for a significant portion of its net revenues in future periods. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other economic barriers, fluctuating exchange rates, difficulties in staffing and managing foreign operations and the possibility of difficulty in accounts receivable collection. Because the Company does not believe exposure to foreign currency losses is currently material, the Company currently has no formal financial instruments in place as a hedge against foreign currency risks. In some markets, localization of the Company's products is essential to achieve market penetration. The Company may incur incremental costs and experience delays in localizing its products. These or other factors could have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, operating results and financial condition.

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

              Volatility of Stock Price

                  There has been a history of significant volatility in the
              market prices of companies engaged in the Software industry, including the Company. It is likely that the market price of the Common Stock will continue to be highly volatile. Factors such as the timing and market acceptance of product introductions by the Company, the introduction of products by the Company's competitors, loss of key personnel of the Company, variations in quarterly operating results or changes in market conditions in the Software industry generally may, have a significant impact on the market price of the Common Stock. In the past, the Company has experienced significant fluctuations in its operating results and, if the Company's future revenue or operating results or product releases do not meet the expectations of public market analysts and investors, the price of the Common Stock would likely be materially adversely affected. In addition, the stock market has experienced and continues to experience extreme price and volume fluctuations which have affected the market price of Software companies and companies in the interactive entertainment industry and which have often been unrelated to the operating performance of these companies.

              PART II - OTHER INFORMATION

              ITEM 1. LEGAL PROCEEDINGS.

                  The Company and certain of its directors and/or executive
              officers were sued in an action entitled Digital Pictures, Inc. v. Acclaim Entertainment, Inc.; Gregory E. Fischbach; and Anthony Williams (Case No. 96-3-3301 TC) filed in December 1996 in the United States Bankruptcy Court for the Northern District of California. The plaintiff seeks an accounting and compensatory, punitive and exemplary damages in an amount equal to at least $7.5 million based on allegations that the defendants falsified sales, failed to provide timely statements and to pay amounts the Company owes the plaintiff pursuant to the July 1994 Sales and Distribution Agreement between the Company and the plaintiff under which the plaintiff granted the Company the exclusive worldwide right to sell and distribute the plaintiff's software products for a term of five years. In addition, the plaintiff alleges, among other things, fraud and negligent misrepresentation. The Company intends to defend this action vigorously.

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

                  The Company was also sued in an action entitled Spectrum
              Holobyte California, Inc.; Microprose Software, Inc. v. Acclaim Entertainment, Inc., (Case No. 97-0247 MEJ) filed in January 1997 in the United States District Court for the Northern District of California. In that complaint, plaintiffs allege that the Company breached a confidential settlement agreement among the parties dated November 4, 1996. The purpose of the settlement agreement was to resolve a suit brought by the Company in 1996, which included counterclaims by Spectrum and Microprose, regarding each party's allegations of infringement of their respective exclusive rights to intellectual property licensed to them by Wizards of the Coast, Inc. The property involves the character, depictions and game methodology of Magic: The Gathering, a popular fantasy-adventure story and card game created by Wizards of the Coast, Inc. Plaintiffs allege that the Company breached the settlement agreement by failing to release the appropriate number of games of Magic: The Gathering--BattleMage in the United States and the United Kingdom by January 10, 1997, the date provided for in the Settlement Agreement. Plaintiffs seek unspecified monetary damages, attorneys' fees and costs. The Company intends to defend this action vigorously.

                  The Company and certain of its directors and/or executive
              officers were sued in various complaints filed in December 1995, which were consolidated into an action entitled In re: Acclaim Ent. Shareholder Litigation, 95 Civ. 4979 (E.D.N.Y.) (TCP) in the United States District Court for the Eastern District of New York. The plaintiffs, on behalf of a class of the Company's stockholders, claim unspecified damages arising from the Company's December 4, 1995 announcement that it was revising results for the fiscal year ended August 31, 1995 to reflect a decision to defer $18 million of revenues and $10.5 million of net income previously reported on October 17, 1995 for the fiscal year ended August 31,

              1995. Defendants
              have answered the complaint and discovery is in progress. The parties are currently negotiating settlement terms with respect to this action.

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

                  The Company and certain of its directors and/or executive
              officers also are defendants in an action entitled Adrienne Campbell and Donna Sizemore, individually and on behalf of all others similarly situated, v. Acclaim Entertainment, Inc., Anthony
              R. Williams, James Scoroposki, and Robert Holmes, C-95-04395
              (EFL), which was commenced in the United States District Court for the Northern District of California. In that action, plaintiffs, two former shareholders of Lazer-Tron, filed a class action complaint on December 8, 1995 on behalf of all former Lazer-Tron shareholders who exchanged their Lazer-Tron stock for Common Stock pursuant to the August 31, 1995 merger transaction. Plaintiffs allege violations of Sections 10(b), 14(a) and 14(e) of the Securities Exchange Act of 1934, Sections 11 and 12(2) of the Securities Act of 1933, fraud and breach of fiduciary duty. On October 8, 1996, the Judicial Panel on Multidistrict Litigation ordered the transfer of the action from the Northern District of California to the United States District Court for the Eastern District of New York for coordinated or consolidated pretrial proceeding with the actions entitled In re Acclaim Ent. Shareholder Litigation discussed above. The parties have agreed to the terms of a settlement of this action, subject to court approval.


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

                  The Company's subsidiary, Lazer-Tron, was sued in an action entitled Eric Goldstein, on behalf of himself and all others similarly situated, v. Lazer-Tron Corporation, Norman B. Petermeier, Matthew F. Kelly, Bryan M. Kelly, Morton Grosser, Bob
              K. Pryt and Roger V. Smith (V-009846-7) in the Superior Court of the State of California, County of Alameda, Eastern Division. The plaintiffs allege, among other things, breach of fiduciary duty, abuse of control and negligence. In addition, certain directors and officers of Lazer-Tron have been named as defendants in an action entitled Adrienne Campbell, individually and on behalf of all others similarly situated, b. Norman B. Petermeier, Matthew F. Kelly, Bryan M. Kelly, Morton Grosser, Bob K. Pryt, Roger V. Smith and Does 1 through 50, inclusive, Civil No. 760717-4, in the Superior Court of the State of California, County of Alameda. The plaintiffs, on behalf of a class of Lazer-Tron's shareholders, claim damages based on allegations that, as a result of lack of due diligence by the named defendants in fully investigating the proposed acquisition by the Company of Lazer-Tron, the defendants breached their fiduciary duties to Lazer-Tron's shareholders. These two actions have been consolidated and are scheduled to be tried in May. The parties have agreed to the terms of a settlement of this action, subject to court approval.

                  The Company and certain of its directors and/or executive
              officers were sued in various complaints filed in April 1994, which were consolidated into an action entitled In re Acclaim Entertainment, Inc. Securities Litigation (CIV 94 1501) (the "WMS Action"). The plaintiffs, on behalf of a class of the Company's stockholders consisting of all those who have purchased Acclaim stock for the period January 4, 1994 to March 30, 1994, claim damages arising from (i) the Company's alleged failure to comply with the disclosure requirements of the securities laws in respect of the Company's relationship with WMS Industries Inc. ("WMS") and the status of negotiations on and the likelihood of renewal of an agreement with WMS, pursuant to which WMS granted the Company a right of first refusal to create software for "computer games", "home video games" and "handheld game machines" based on arcade games released by WMS through March 21, 1995 (ii) statements made by the Company's representative that rumors relating to the nonrenewal of the agreement were "unsubstantiated" and that talks between the Company and WMS were continuing, which allegedly were materially false and misleading and (iii) a claim that the defendants should have disclosed the likely nonrenewal of the agreement. Discovery is complete. The parties are currently negotiating settlement terms with respect to this action.

                  The Company has also asserted a third-party action against its insurance company, Mt. Hawley Insurance Company ("Mt. Hawley") based on Mt. Hawley's disclaimer of coverage for liability which may result from the WMS Action and for fees and expenses up to the amount of the policy incurred in connection with the defense of the WMS Action. A separate trial of this action after the trial of the WMS Action has been ordered.

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

                  A portion of any settlement or award arising from or out of one or more of the above litigations may be covered by the Company's insurance. The Company is also party to various litigations arising in the course of its business, the resolution of none of which, the Company believes, will have a material adverse effect on the Company's liquidity or results of operations. Other than the ordinary course litigations and the litigations that have been heretofore settled, the resolution of which the Company believes would not have a material adverse affect on its business, an adverse result in the other litigations to which the Company is a party could have a material adverse effect on the Company.

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

                  In conjunction with certain litigations for which the
              settlement obligation is currently probable and estimable, the Company recorded a primarily noncash charge of $8.3 million in the quarter ended May 31, 1997. No assurance can be given that the

              Company will not be required to record additional material charges in future periods in conjunction with the various litigations to which the Company is a party.

              ITEM 6. EXHIBITS AND REPORTS ON  FORM 8-K

              (a) Exhibits
                  None.

              (b) Reports on Form 8-K

                  (i) Current Report on Form 8-K dated March 14, 1997 with respect to the issuance of convertible debt.

                  (ii) Current Report on Form 8-K dated March 14, 1997 with respect to certain bank waivers.

                SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              ACCLAIM ENTERTAINMENT, INC.

              By:   Gregory Fischbach                              July 11, 1997
                 --------------------
                  Gregory Fischbach,
                  Co-Chairman of the Board and
                  Chief Executive Officer




              By:   J. Mark Hattendorf                             July 11, 1997
                  --------------------
                  J. Mark Hattendorf,
                  Executive Vice President and
                  Chief Financial and Accounting Officer