Form 10-K
period 1997-08-31
ACCLAIM ENTERTAINMENT INC
filed 1997-11-12
CIK 804888

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended August 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to           to

                         Commission file number 0-16986

                          ACCLAIM ENTERTAINMENT, INC.
           (Exact name of the registrant as specified in its charter)

                      DELAWARE                              38-2698904
----------------------------------------------------   --------------------
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

                                  Yes X No __


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

As at November 7, 1997, approximately 50,730,000 shares of Common Stock of the Registrant were issued and outstanding and the aggregate market value of voting common stock held by non-affiliates was approximately $181,200,000.

                          ACCLAIM ENTERTAINMENT, INC.
                 INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                           YEAR ENDED AUGUST 31, 1997

                               ITEMS IN FORM 10-K

                                                                                                               PAGE
                                                                                                               ----
PART I
  Item 1.      Business.....................................................................................      1
  Item 2.      Properties...................................................................................     20
  Item 3.      Legal Proceedings............................................................................     20
  Item 4.      Submission of Matters to a Vote of Security Holders..........................................     23
PART II
  Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters........................     24
  Item 6.      Selected Financial Data......................................................................     25
  Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations .......     26
  Item 8.      Financial Statements and Supplementary Data..................................................     33
  Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........     60
PART III
  Item 10.     Directors and Executive Officers of the Registrant...........................................     62
  Item 11.     Executive Compensation.......................................................................     64
  Item 12.     Security Ownership of Certain Beneficial Owners and Management...............................     68
  Item 13.     Certain Relationships and Related Transactions...............................................     70
                                     PART IV
  Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................     71
               Signatures...................................................................................     73

                                     PART I

     THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 1 ('BUSINESS') AND ITEM 7 ('MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS'), CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS 'BELIEVE,' 'ANTICIPATE,' 'THINK,' 'INTEND,' 'PLAN,' 'WILL BE' AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REGARDING FUTURE EVENTS AND/OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN 'RISK FACTORS' BELOW AT PAGES 10 TO 20, WHICH COULD CAUSE ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. IN LIGHT OF THE SIGNIFICANT RISKS AND UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH STATEMENTS SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

ITEM 1. BUSINESS

  INTRODUCTION

     Acclaim Entertainment, Inc. ('Acclaim'), together with its subsidiaries (Acclaim and its subsidiaries are collectively referred to as the 'Company'), is a developer, publisher and mass marketer of interactive entertainment software ('Software') for use with dedicated interactive entertainment hardware platforms ('Entertainment Platforms') and multimedia personal computer systems ('Multimedia PCs'). The Company operates its own Software design studios and a motion capture studio, and markets and distributes its Software in the major territories throughout the world. The Company's operating strategy is to develop Software for the Entertainment Platforms and Multimedia PCs that dominate the interactive entertainment market at a given time or which the Company perceives as having the potential for achieving mass market acceptance. The Company's strategy is to emphasize sports simulation and arcade-style titles for Entertainment Platforms, and fantasy/role-playing, adventure and sports simulation titles for Multimedia PCs. The Company intends to continue to support its existing key brands (such as Turok: Dinosaur Hunter, NFL Quarterback Club '98, World Wrestling Federation ('WWF') and NBA Jam) with the introduction of new titles supporting those brands and to develop one or more additional key brands each year based on its original and licensed properties, which may then be featured on an annual basis in successive titles.

     The Company also engages in: (i) the development and publication of comic books, which commenced in July 1994 through the acquisition of Acclaim Comics, Inc. ('Acclaim Comics'); (ii) the distribution of Software titles developed by other software publishers ('Affiliated Labels'), which commenced in the first quarter of fiscal 1995; (iii) the marketing of its motion capture technology and studio services, which commenced in the first quarter of fiscal 1995; and (iv) the development, marketing and distribution of coin-operated video arcade games, which commenced in May 1996. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

     A Delaware corporation, Acclaim was founded in 1987 and has overseas operations in Japan, France, Germany, Spain and the United Kingdom.

     Substantially all of the Company's revenues are derived from one industry segment: the publication of Software. For information about the Company's foreign and domestic operations and export sales, see Note 19 of Notes to Consolidated Financial Statements.

INTERACTIVE ENTERTAINMENT SOFTWARE

  Industry Overview

     The Software industry is driven by the size of the installed base of Entertainment Platforms (such as those manufactured by Nintendo Co., Ltd. (Japan) (Nintendo Co., Ltd. and its subsidiary, Nintendo of America, Inc., are collectively referred to as 'Nintendo'), Sony Corporation (Sony Corporation and its subsidiary, Sony Computer Entertainment of America, are collectively referred to as 'Sony') and Sega Enterprises Ltd. ('Sega')), and Multimedia PCs. The industry is characterized by rapid technological change, resulting in Entertainment Platform and related Software product cycles. No single Entertainment Platform or system has achieved long-term dominance in the interactive entertainment market.

     The home interactive entertainment industry started a new period of growth in 1985 when Nintendo introduced the NES, a read-only memory ('ROM') cartridge-based 8-bit system. In 1990, Sega introduced the 16-bit cartridge-based Genesis and, in 1991, Nintendo introduced the 16-bit cartridge-based SNES. The 16-bit systems were more sophisticated than the 8-bit systems, producing faster and more complex images with more life-like animation and better sound effects. The industry experienced rapid rates of growth commencing in 1992, fueled by sales of the 16-bit cartridge Entertainment Platforms manufactured by Nintendo and Sega.

     In 1993, Sega introduced the Sega CD, a compact disk ('CD') player consisting of an attachment for its 16-bit Genesis system. Atari launched Jaguar, its 64-bit cartridge-based system, in November 1993 and Sega launched 32X, its 32-bit cartridge-based attachment for its 16-bit Genesis system, in November 1994.

     Sega and Sony launched 32-bit CD-based systems in Japan in November 1994. Sega shipped its Saturn system in the United States commencing in May 1995 and Sony released its PlayStation system in the United States in September 1995. Nintendo released N64, its new 64-bit ROM cartridge-based system, in Japan in June 1996, in North America in September 1996 and in Europe in February 1997. Nintendo has announced plans to release a disk drive for the N64 platform in both Japan and the United States in 1998.

     The rapid technological advances in game systems have significantly changed the look and feel of Software as well as the Software development process. According to Company estimates, the average development cost for a title for Entertainment Platforms and Multimedia PCs is currently between $1 and $2 million. Once a title is developed, the competition for shelf space in the primary retail outlets is intense. Retailers typically prefer to deal with companies that have track records of producing successful titles and a broad product line. Additionally, Software titles, especially those for the Entertainment Platforms market, require significant marketing support to generate high sales volume. The introduction of faster microprocessors, graphics accelerator chips, enhanced operating systems, and increases in memory and processing power have facilitated the development of Software for the Multimedia PC market. The increase in the installed base of Multimedia PCs has resulted in an increased demand for Software capable of being used on such systems.

     The following tables set forth the Company's estimates, based on information received from hardware manufacturers, retailers and industry analysts, in respect of the number of units (in millions) of the identified Entertainment Platforms sold in the indicated territories:


           SNES U.S.A.     SNES Europe     GENESIS U.S.A.  GENESIS Europe
1991           1.7              1.2              1.5              1.2
1992           5.6              2                4.6              1.7
1993           4.5              2.2              5.5              2
1994           3.1              2.3              3.7              2.6
1995           2.4              1.7              2.2              2.1
1996           1.4              1                1                0.7

                                     1995    1996    1997 (estimated)
U.S.A.  Sony PlayStation             0.7     2.2     5.5
Europe  Sony PlayStation             0.4     1.7     5
U.S.A. N64                           1.8     4.5
Europe N64                                           1.5
U.S.A. Sega SATURN                   0.3     1       0.7
Europe Sega SATURN                   0.4     0.5     0.3


  Products

     Since inception, the Company has developed and sold Software for a variety of dedicated Entertainment Platforms. Although older titles may continue to be available for sale, the Company generally actively markets only its ten to fifteen most recently released titles.

     The life cycle of a title generally ranges from less than three months to upwards of twelve months for the Company's key titles. The life cycle of a particular title is dependent on its initial success. Although actual results vary greatly from title to title, the retail sell-through of a title is generally highest during the 90 to 120 days immediately after its introduction.

     The Company plans to produce high quality titles and address a wide range of interactive entertainment categories and audiences, such as puzzle, sports, arcade conversions, action/adventure and fantasy.

     In fiscal 1997, the Company released 26 32-bit titles, 14 Multimedia PC titles and one 64-bit title. The Company made the decision to exit the 16-bit and portable Software markets in April 1996. Since such time, the Company has released two new 16-bit titles for the European market (Ultimate Mortal Kombat on Nintendo SNES and Sega Genesis) and published three portable titles. The Company may, from time to time, (a) publish 16-bit and/or portable titles selectively to support its key brands and (b) if requested by a retailer, produce additional units of a particular title(s) on a special order basis.

     In fiscal 1998, the Company currently plans to release between eight and 10 titles for the N64, between 10 and 15 titles for the Sony PlayStation, between eight and 10 titles for Multimedia PCs, and between six and eight titles for Nintendo's GameBoy portable platform.

  Software Development

     The Company's Software development strategy is driven by the hardware platforms that are marketed and/or are anticipated to be marketed from time to time, the time and cost of Software development for each platform, the cost of manufacturing Software for a particular platform and the attendant gross margins for Software. The development time for the Company's Software for both Entertainment Platforms and Multimedia PCs is currently between eighteen and twenty-four months. The cost of manufacturing cartridge Software is significantly higher than CD Software. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

     Currently, the Company's Software development efforts are focused on the Nintendo N64, the Sony PlayStation and Multimedia PCs. The Company's product development methods and organization are modeled on those used in the Software entertainment industry. 'Producers' employed by the Company oversee and are responsible for development of the Company's Software. The producers direct teams comprised of either the Company's own Software studios or independent Software studios and, among other things, manage and monitor the delivery schedule and budget for each title, ensure that the title follows the approved treatment and story boards, act as facilitators with licensors whose trademarks or brands may be incorporated in the title, if necessary, and coordinate testing and final approval of the title.

     The Company constantly seeks new sources of brands from which to develop Software and has historically obtained such rights from a variety of sources in the comic book publishing (e.g., Shadowman and Turok: Dinosaur Hunter), sports (e.g., NFL Quarterback Club and World Wrestling Federation), arcade (e.g., NBA Jam Extreme), film (e.g., Batman and Robin) and other areas of the entertainment industry. Certain of the contractual agreements granting the Company rights to use such brands are restricted to individual properties and certain agreements cover a series of properties or grant rights to create Software based on or featuring particular personalities or icons over a period of time.

     The Company has invested in the creation of programming tools and engines that are used in the design and development of its Software. The Company believes that these tools and engines allow for the creation of state of the art Software. The Company has also invested in a motion capture studio for the application of its animation technology.

     In 1995, the Company expanded its ability to develop Software internally through its acquisition of three Software studios: Iguana Entertainment, Inc. ('Iguana') in January 1995 and Sculptured Software Inc. ('Sculptured') and Probe Entertainment Ltd. ('Probe') in October 1995. Prior thereto, the Company relied exclusively on independent Software studios. The majority of the Company's Software released in fiscal 1997 (including Turok: Dinosaur Hunter) was developed internally and the Company anticipates that more than 70% of the titles anticipated to be released in fiscal 1998 (including Extreme G and NFL Quarterback Club '98) will be developed internally. The Company believes that internal development allows it to control the product quality, timing of release and cost of its Software. The Company is in the process of consolidating the management and organizational structure of its Software studios in order to coordinate their development efforts, enable them to maximize their proprietary tools and engines and to reduce operating expenses. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

     From time to time, the Company also enters into selected licensing agreements with independent studios, developers and publishers to market and distribute, in selected markets, Software titles developed by them. The Company generally pays the publisher a royalty based on sales and retains the inventory and marketing risk of such Software.

     The Company checks Software developed by its internal and independent Software studios prior to manufacture for defects ('bugs'). The Software developed for the Entertainment Platforms are also tested by the hardware manufacturers for bugs. The Company's Software for Multimedia PCs is tested for bugs both internally and by independent testing organizations. To date, the Company has not had to recall any titles due to bugs.

  Marketing and Advertising

     The Company's marketing strategy is based on Software featuring (i) original properties, (ii) brands, personalities and/or icons and (iii) successful arcade properties. Original properties are generally titles created by the Company's Software studios and are based upon an original story or concept developed by the Company. The Company also creates Software based on or featuring well-known or identifiable brands (such as NFL Quarterback Club, NBA Jam and World Wrestling Federation) and personalities or icons (such as Spiderman, Turok: Dinosaur Hunter and X-O Manowar) licensed or created by the Company. Arcade properties are coin-operated games based upon which the Company creates Software.

     The target consumer for the Company's Software for Entertainment Platforms are primarily males aged 11 to 21 and, for Multimedia PCs, are primarily males aged 15 to 25. In developing a strategy for the marketing of a title, the Company seeks story concepts and brands, personalities or icons that it believes will appeal to the imagination of its target consumer. The Company creates marketing campaigns consistent with the target consumer for each title. The Company markets its Software through television, radio, print, public relations, the internet (websites, both its own and others'), consumer contests and promotions, publicity activities, and trade shows. In addition, the Company enters into cooperative advertising arrangements with certain of its customers, pursuant to which the Company's titles are featured in the retail customer's own advertisements to its customers.

Dealer displays and in-store merchandising are also used to increase consumer awareness of the Company's titles.

     The Company's ability to promote and market its titles is important to its success. The Company's plan is to develop one or more key brands each year based on its original properties, which may then be featured on an annual basis in successive titles across multiple Entertainment Platforms. For example, the Company's WWF titles have been published on 11 platforms over eight years. By creating key brands, the Company is able to take advantage of cross-merchandising opportunities, to benefit from economies of scale and to capitalize on the name recognition of the brands in each subsequent year in which they are used.

  Production, Sales and Distribution

     The Company believes that the most efficient way to distribute its Software is by tailoring the distribution method to each geographic market and, when the market can support it, the Company distributes directly through a subsidiary in an effort to maximize revenues and profits.

     Pursuant to the terms of its license with Sony, the Company is required to purchase PlayStation Software from Sony. Sony generally manufactures and delivers Software to the Company within four weeks after the placement by the Company of a purchase order. Reorders are generally delivered within two weeks by Sony.

     The Company manufactures (through subcontractors) all of its Software for Multimedia PCs and substantially all of its Sega Software. The cost of Sega Software when manufactured by the Company, together with the royalties payable to Sega for such manufacturing, is slightly lower than the cost of the Company's Software when manufactured by Sega. Orders for Multimedia PC and Sega Software manufactured by the Company (through sub-contractors) are generally filled within 20 to 30 days of the placement of the order. Re-orders for such Software are generally filled within 10 days.

     According to the Company's agreements and arrangements with Nintendo, the Company must purchase Software it develops for the Nintendo platforms from Nintendo. The lead-time for the manufacture of cartridge Software is longer than for CD Software. The Company places a purchase order and opens a letter of credit with respect to a particular title and Nintendo manufactures and delivers such Software to the Company generally within 45 to 90 days thereafter.

     In North America, the Company's Software is sold by regional sales representative organizations which receive commissions based on the net sales of each product sold. The Company maintains an in-house sales management team to supervise the sales representatives. The sales representatives also act as sales representatives for certain of the Company's competitors. Two of the sales representative organizations marketing the Software are owned in whole or in part by James Scoroposki, an officer, director and stockholder of the Company.

See 'Certain Relationships and Related Transactions.'

     The Company sells its Software primarily to mass merchandisers, large retail toy store chains, department stores and specialty stores. The Company does not have written agreements with its customers. The loss of any important customer could have a material adverse effect on the Company.

     The Company maintains sales, marketing and distribution offices in Japan, France, Spain, Germany and the United Kingdom. The sales and distribution activities of Acclaim's European subsidiaries are administered through a central management division, Acclaim Europe, based in London. For sales in other markets, the Company appoints regional distributors. The Company's key domestic retail customers include Toys R Us, Walmart, Best Buy and Target. Sales to Toys R Us accounted for approximately 11% and 12% of the Company's net revenues for the years ended August 31, 1995 and 1997. No single customer accounted for more than 10% of the Company's net revenues for the year ended August 31, 1996.

     The Company is generally not contractually obligated to accept returns, except for defective inventory. However, in order to maintain retail relationships, the Company permits its customers to return or exchange inventory and provides price protection or other concessions for excess or slow-moving inventory. The Company establishes reserves for such concessions; however, concessions materially exceeded reserves therefor in fiscal 1996 and no assurance can be given that such concessions will not exceed the reserves established therefor in future periods. See 'Risk Factors--Inventory Management, Risk of Product Returns' and 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

     The Company's warranty policy is to provide the original purchaser with replacement or repair of defective Software for a period of 90 days after sale. To date, the Company has not experienced significant warranty claims.

  Platform License Agreements

     The Company is party to agreements (the 'Sony Agreements') with Sony, pursuant to which the Company received, among other things, a non-exclusive license to develop and distribute Software for the Sony PlayStation platform in North America, Japan and Europe. The Sony Agreements expire in December 1998.

     In April 1992, the Company entered into an agreement with Sega (the 'Sega Agreement') and has certain other arrangements, pursuant to which the Company received the non-exclusive right to utilize the 'Sega' name and its proprietary information and technology in order to develop and distribute Software titles for use with various Sega platforms. The Sega Agreement, as amended, expired in December 1995. The Company and Sega are continuing to operate in the ordinary course under the terms of the expired Sega Agreement and such arrangements with respect to older platforms and, with respect to the Saturn platform, under an oral agreement and other arrangements. No assurance can be given that the Company will be successful in negotiating a new agreement. The Company believes that the terms of any new agreement with Sega, if one is entered into, will not impose materially greater obligations on the Company than the Sega Agreement, although there can be no assurance of that result.

     The Company has various license agreements with Nintendo (collectively, the 'Nintendo License Agreements') pursuant to which it has the non-exclusive right to utilize the 'Nintendo' name and its proprietary information and technology in order to develop and market Software titles for various 16-bit, portable and 64-bit Nintendo platforms in various territories throughout the world. The Nintendo License Agreements for the different platforms expire at various times between 1998 and 2000. The Company also develops and markets N64 Software in Europe under an oral agreement with Nintendo.

     The Company pays Nintendo a fixed amount per unit based, in part, on memory capacity and chip configuration. Such amount includes the cost of manufacturing, printing and packaging of the unit, as well as a royalty for use of Nintendo's name, proprietary information and technology. The Company pays both Sony and Sega a royalty fee. In addition, the Company pays the cost of manufacturing each Software unit manufactured by Sony for the Company; this payment is made upon manufacture of the units. The Company manufactures (through subcontractors) substantially all of its Sega Software titles for worldwide distribution and pays Sega a royalty for each Software unit so manufactured and sold; this payment is made upon sale of the units by the Company. See '--Production, Sales and Distribution.' All such fees and charges are subject to adjustment by Sony, Nintendo and Sega at their discretion. The Company does not have the right to manufacture any Software for the Sony PlayStation or Nintendo N64 platforms.

     Sony, Nintendo and Sega have the right to review and evaluate, under standards established by them, the content and playability of each Software title and the right to inspect and evaluate all art work, packaging and promotional materials used by the Company in connection with the Software. To date, all of the Company's Software has been approved for publication by the respective hardware manufacturers. The Company is responsible for resolving at its own expense any warranty or repair claims brought with respect to the Software. To date, the Company has not experienced any material warranty claims.

     Under each of these license agreements, the Company bears the risk that the information and technology licensed from Sony, Nintendo or Sega and incorporated in the Software may infringe the rights of third parties and must indemnify Sony, Nintendo or Sega with respect to, among other things, any claims for copyright or trademark infringement brought against Sony, Nintendo or Sega and arising from the development and distribution of the game programs incorporated in the Software by the Company. To date, the Company has not received any material claims of infringement; no assurance can be given that the Company will not receive such claims in the future. See '--Trademark, Copyright and Patent Protection.'

     Although the Company has historically been able to renew and/or negotiate extensions of its Software license agreements with hardware developers, there can be no assurance that, at the end of their current terms, the Company will continue to be able to do so or that the Company will be successful in negotiating definitive license agreements with developers of new Entertainment Platforms. The inability to negotiate agreements with developers of new Entertainment Platforms or the termination of all of the Company's license agreements will, and the termination of any one of the Company's license agreements could, have a material adverse effect on the Company's financial position and results of operations.

  Intellectual Property Licenses

     Certain of the Company's titles relate to properties licensed from third parties, such as the WWF, the National Basketball Association ('NBA') and the National Football League ('NFL') and their respective players' associations. Typically, the Company is obligated to make certain minimum guaranteed royalty payments over the term of the license and to advance payments against such guarantees, which payments can be recouped by the Company against certain royalty payments otherwise due in respect of future sales. See 'Risk Factors--Ability to Negotiate Future License Agreements.' License agreements generally extend for a term of two to three years, are terminable in the event of material breach (including failure to pay any amounts owing to the licensor in a timely manner) by, or bankruptcy or insolvency of, the Company and certain other events, and, in some cases, are renewable upon payment of certain minimum guarantees or the attainment of specified sales levels during the term of the license. Certain licenses are limited to specific territories or platforms. Each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with other products and, in some cases, Software for other interactive hardware platforms. See 'Risk Factors--Intellectual Property Licenses and Proprietary Rights.'

  Patent, Trademark, Copyright and Product Protection

     Each of Sony, Nintendo and Sega incorporates a security device in the Software and their respective hardware units in order to prevent unlicensed software publishers from infringing Sony's, Nintendo's or Sega's proprietary rights, as the case may be, by manufacturing games compatible with their hardware. Under its various license agreements with Sony, Nintendo and Sega, the Company is obligated to obtain or license any available trademark, copyright and patent protection for the original work developed by the Company and embodied in or used with the Software and to display the proper notice thereof, as well as notice of the licensor's intellectual property rights, on all its Software.

     Each Software title may embody a number of separately protected intellectual properties: (i) the trademark for the brand featured in the Software (for example, WWF); (ii) the software copyright; (iii) the name and label trademarks, such as 'LJN' and 'Acclaim'; and (iv) the copyright for Sony's, Nintendo's or Sega's proprietary technical information.

     The Company has registered the logo 'Acclaim' in the United States and in certain foreign territories and owns the copyrights for many of its game programs. 'Nintendo,' 'Nintendo Entertainment System,' 'Game Boy,' 'Super NES' and 'N64' are trademarks of Nintendo of America, Inc.; 'Sega,' 'Sega Genesis,' 'Master System,' 'Sega MegaDrive,' 'Game Gear' and 'Saturn' are trademarks of Sega and 'Sony,' 'Sony Computer Entertainment' and 'PlayStation' are trademarks of Sony. The Company does not own the trademarks, copyrights or patents covering the proprietary information and technology utilized in the NES, SNES, Game Boy,

N64, Genesis, Master System, MegaDrive, Game Gear, Saturn or PlayStation or, to the extent licensed from third parties, the brands, concepts and game programs featured in and comprising the Software. Accordingly, the Company must rely on the trademarks, copyrights and patents of such licensors for protection of such intellectual property from infringement. Under the Company's license agreements with certain of the independent Software developers, the Company may bear the risk of claims of infringement brought by third parties and arising from the sale of Software and each of the Company and such developers has agreed to indemnify the other for costs and damages incurred arising from such claims and attributable to infringing proprietary information, if any, embodied in the Software and provided by the indemnitor.

     There can be no assurance that the information and technology licensed or developed by the Company will not be independently developed or misappropriated by third parties.

  Competition

     Competition to develop and market Software for the interactive entertainment industry is intense. The Company's competitors include Entertainment Platform manufacturers, most notably Nintendo, Sega and Sony, and a number of independent software publishers licensed by hardware manufacturers.

     The availability of significant financial resources has become a major competitive factor in the Software industry, principally as a result of the technical sophistication of advanced Entertainment Platform and

Multimedia PC game products requiring substantial investments in research and development. While the Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than those of the Company, the Company believes that it is one of the largest independent publishers of Software for dedicated platforms in the United States. The market for Software for Multimedia PCs is fragmented and the Company believes that it has a small share of that market. Competition is increasing in this market as increasing numbers of companies begin to develop on-line interactive computer games and interactive networks and other new Software technologies.

     Competition is based primarily upon quality of titles, price, access to retail shelf space, product enhancements, ability to operate on popular platforms, availability of titles (including 'hits'), new product introductions, marketing support and distribution systems. The Company relies upon its marketing and sales abilities, capital resources, proprietary technology and product development capability, product quality, and the depth of its worldwide retail distribution channels and management experience to compete in the interactive entertainment industry. No assurance can be given that the Company will compete successfully on any of these factors. See 'Risk Factors--Competition.'

COMIC BOOK PUBLISHING

     Through the acquisition of Acclaim Comics in July 1994, the Company commenced its development and publication of comic books. To date, substantially all of Acclaim Comics' revenues from third parties have been derived from sales of comic books on a nonreturnable basis through unaffiliated distributors to the comic book direct market, which consists of comic book specialty stores and mail order comic book dealers. The balance of Acclaim Comics' revenues have been derived from royalties paid by Acclaim for the use of Acclaim Comics' characters in Software. The Company has not derived significant revenues from the sale of Acclaim Comics products in fiscal 1995, 1996 or 1997.

     Acclaim Comics has created a superhero comic book series featuring characters created or licensed by it, which are published under its 'VALIANT' imprint. In 1995, Acclaim Comics entered into an agreement with Diamond Comic Distributors, Inc. for exclusive distribution of these books. In fiscal 1997, Acclaim Comics continued to publish comic books under its VALIANT imprint and launched publications under its Acclaim Books imprint, which is distributed primarily by Penguin Books. At present, Acclaim Comics publishes under the Acclaim Books imprint (a) Acclaim Young Reader books, featuring characters licensed from Walt Disney, the Fox Children's Television Network and Saban Entertainment, which were released in June 1997, and (b) Classics Illustrated titles in a study guide format. The Classics Illustrated titles, which are licensed from First Classics Inc., were released in January 1997.

     The Company has released and intends to continue to release titles for a variety of platforms based on characters licensed or created by Acclaim Comics, such as Shadowman, Bloodshot and Turok: Dinosaur Hunter (released for N64 in fiscal 1997). The Company plans to release in fiscal 1998 additional titles based on Turok: Dinosaur Hunter for N64, GameBoy and Multimedia PC platforms.

     Acclaim Comics' future revenues, if any, will depend on the licensing and merchandising of its characters in interactive entertainment and other media such as motion picture or television, the use of its characters in the Company's Software and coin-operated games, increased sales of comic books, the introduction of new comic titles, and Acclaim Comics' entry into the mass market for distribution and sales of its comic books outside the United States.

     Due to continuing operating losses incurred by Acclaim Comics, the Company's assessment of the then current state of the comic book industry and the Company's then current projections for Acclaim Comics' operations, in fiscal 1997, the Company believed that there was an impairment to the carrying value of the goodwill relating to Acclaim Comics. Accordingly, the Company recorded a write-down of $25.2 million in the third quarter of fiscal 1997 to reduce the carrying value of the goodwill associated with Acclaim Comics to its estimated undiscounted future cash flows. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

DISTRIBUTION OF AFFILIATED LABELS

     The Company, through Acclaim Distribution, Inc. ('ADI'), commenced the marketing and distribution of Affiliated Labels in October 1994. The Company currently distributes Software for, among others, Interplay Productions ('Interplay'). The Company receives a distribution fee from such publishers. In fiscal 1997, the Company derived approximately 9% of gross revenues from sales of Software manufactured by Interplay. To date, the Company has not received significant revenues from sales of any other Affiliated Labels. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

MOTION CAPTURE SERVICES

     The technology embodied in the Company's motion capture services was developed in part by its Advanced Technologies Group ('ATG'). ATG was initially established in January 1991 to develop tools that would enable the Company's independent Software developers to create state of the art Software with enhanced game play and product quality.

     With the advancement of CD-ROM technology, ATG's activities expanded to include motion capture (a three-dimensional animation creation process) and the design of tools for use in programming Software for CD-ROM platforms or cartridge-based platforms utilizing 32-bit or 64-bit processors. The Company has constructed a motion capture studio and has utilized its motion capture technology in titles such as NFL Quarterback Club '98, Turok: Dinosaur Hunter and NHL Breakaway '98.

     The Company believes that its motion capture technology may have applications in other entertainment media and has marketed its technology and studio services. Warner Bros. used the Company's motion capture technology and studio services to create certain of the special effects for Batman and Robin, which was released in the summer of 1997 and for Batman Forever, which was released in the summer of 1995. New Line Cinema utilized the Company's motion capture technology to create certain home video animation special effects for Mortal Kombat and Twentieth Century Fox utilized the Company's motion capture technology to create certain special effects for the 1995 motion picture, Power Rangers.

     To date, the Company's revenues from the licensing of its motion capture technology and studio services have not been significant. No assurance can be given that the Company will be successful in marketing its technology and selling its studio services and, even if it were successful, that revenues generated therefrom will be significant.

COIN-OPERATED ARCADE GAMES

     In July 1994, the Company established Acclaim Coin-Operated Entertainment, Inc. ('Acclaim Coin-Op'), a wholly owned subsidiary, for the creation and distribution of stand-alone coin-operated games. To date, Acclaim Coin-Op has shipped two video games (both in fiscal 1996). Acclaim Coin-Op is currently developing two coin-operated games employing its proprietary hardware and software technology, the first of which games (Armageddon: Magic The Gathering) is anticipated to be released in the second quarter of fiscal 1998.

     To date, the Company has not derived significant revenues from the sale of coin-operated video games distributed by Acclaim Coin-Op. Acclaim Coin-Op's success will be dependent, in large part, on its ability to create commercially viable coin-operated games. There can be no assurance that Acclaim Coin-Op will be successful in creating and marketing coin-operated games or that any revenues derived by the Company from the sale of such games will be significant.


CONVERTIBLE NOTE OFFERING

     In February 1997, the Company issued and sold $50 million aggregate principal amount of 10% Convertible Subordinated Notes due March 1, 2002 (the 'Notes') for net proceeds of approximately $47.4 million. The Notes were offered and sold by the Company in a privately negotiated transaction (the 'Convertible Note Offering') pursuant to Regulation D promulgated under the Securities Act. Interest on the Notes is payable on March 1 and September 1 of each year, commencing September 1, 1997.

     The Notes are convertible into shares of common stock, par value $0.02 per share (the 'Common Stock'), of the Company at any time at a conversion price of $5.18 per share, subject to adjustment for 'anti-dilution' protection under certain conditions as described in the indenture (the 'Indenture') governing the Notes.

     The Notes are redeemable, in whole or in part, at the option of the Company (subject to the rights of holders of Senior Indebtedness (as defined in the Indenture)), at any time on or after March 1, 2000, at the redemption prices (expressed as a percentage of the principal amount) set forth below for the 12-month period beginning March 1 of the years indicated:

2000.....................................................................   104.00%
2001.....................................................................   102.00%

and at maturity at 100% of principal, together in the case of any such redemption with accrued interest to the redemption date.

     If a Repurchase Event (as defined in the Indenture) occurs, each Holder of the Notes will have the right, subject to certain conditions and restrictions, to require the Company to repurchase all outstanding Notes, in whole or in part, owned by such Holder at 100% of their principal amount plus accrued interest, if any, to the date of repurchase. See 'Risk Factors--Prior Rights of Creditors.'

     The Notes are subordinated to all existing and future Senior Indebtedness of the Company and are effectively subordinated to all indebtedness and all other liabilities of the Company's subsidiaries. The Indenture substantially restricts the Company from incurring new indebtedness, issuing preferred stock or paying dividends while the Notes are outstanding.

     On February 26, 1997, the Company (i) used approximately $16 million of the net proceeds from the Convertible Note Offering to repay in full its indebtedness to Midland Bank plc ('Midland') and (ii) used $2 million of the net proceeds from the Convertible Note Offering to pay down partially its indebtedness to Fleet Bank ('Fleet'). See 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

RECENT DEVELOPMENTS


     In October 1997, the Company entered into a settlement agreement with George Metos ('Metos'), the former sole shareholder of Sculptured, pursuant to which, among other things, Metos' employment with Sculptured was terminated, the Company agreed to make certain payments and issue shares of Common Stock to Metos and transferred the trademark and name 'Sculptured' and 'Sculptured Software' to Metos, and Metos released the Company from claims, if any, relating to the Company's 1995 acquisition of Sculptured. See 'Legal Proceedings' and
Note 20 of Notes to Consolidated Financial Statements.

EMPLOYEES

     The Company currently employs approximately 680 persons worldwide, approximately 650 of whom are employed on a full-time basis and approximately 420 of whom are employed in the United States. The Company believes that its relationship with its employees is satisfactory.

                                  RISK FACTORS

     Future operating results of the Company depend upon many factors and are subject to various risks and uncertainties. Some of the risks and uncertainties which may cause the Company's operating results to vary from anticipated results or which may materially and adversely affect its operating results are as follows:

  Recent Operating Results

     The Company's net revenues declined from $566.7 million in fiscal 1995 to $161.9 million in fiscal 1996 and $165.4 million in fiscal 1997. The Company had net earnings of $44.7 million in fiscal 1995, a net loss of $(221.4) million in fiscal 1996 and a net loss of $(159.2) million in fiscal 1997. The loss for fiscal 1997 included, among other things, charges for litigation settlements and other claims of $23.6 million, a writedown of the goodwill associated with Acclaim Comics of $25.2 million and downsizing charges of $10 million. The loss for fiscal 1996 included, among other things, the second and fourth quarter special cartridge video charges taken by the Company aggregating approximately $114 million.

     The Company's revenues and operating results in fiscal 1996 and 1997 reflect principally the transition from 16-bit to 32-and 64-bit Entertainment Platforms. Based on publicly available information and its own estimates, the Company believes that the installed base of 32- and 64-bit Entertainment Platforms in North America was approximately 3 million units at the end of calendar 1996, approximately 9 million units as of September 30, 1997 and anticipates that such installed base will be approximately 13 million units by the end of calendar 1997. See 'Business--Interactive Entertainment Software; Industry Overview.' However, no assurance can be given that the installed base of such Entertainment Platforms will increase substantially or that the Company's revenues from sales of Software therefor will increase sufficiently to offset the reduction in revenues derived from sales of 16-bit Software in prior years.


     In fiscal 1997, the Company effected a variety of cost reduction measures to reduce its operating expenses. See '--Liquidity and Bank Relationships' below and 'Management's Discussion and Analysis of Financial Condition and Results of Operations.' Although the Company realized the benefits of such measures in the fourth quarter of fiscal 1997 in the form of reduced operating expenses as compared to prior quarters, no assurance can be given that such measures will not materially adversely affect the Company's ability to develop and publish commercially viable titles, or that such measures, whether alone or in conjunction with increased revenues, if any, will be sufficient to generate operating profits in fiscal 1998 and beyond.

  Liquidity and Bank Relationships

     The Company's net cash used in operations increased from approximately $7.3 million in fiscal 1995 to approximately $38.3 million in fiscal 1996 and approximately $29.2 million in fiscal 1997. An income tax refund of approximately $54 million related to the carryback of the Company's loss for fiscal 1996 was included in the net cash used in operating activities during the year ended August 31, 1997. Without giving effect to the tax refund during the first quarter of fiscal 1997, the Company has experienced negative cash flow from operations in recent periods primarily due to its net losses, which were primarily attributable to the industry transition from 16-bit to 32- and 64-bit Entertainment Platforms and related Software.

     The Company anticipates, based on the continued growth of the installed base of 32- and 64-bit Entertainment Platforms and the cost reduction efforts effected by the Company, that its cash flows from operations will be sufficient to cover its operating expenses in fiscal 1998. However, there can be no assurance that the Company's operating expenses will not materially exceed cash flows available from the Company's operations in fiscal 1998 and beyond.

     To provide liquidity, the Company (i) in fiscal 1997, significantly reduced the number of its employees, (ii) on February 26, 1997, consummated the Convertible Note Offering and used approximately $16 million of the net proceeds of the Convertible Note Offering to retire its term loan from Midland and $2 million of such proceeds to pay down its mortgage loan from Fleet, (iii) on March 5, 1997, sold substantially all of the assets and certain liabilities of Lazer-Tron Corporation ('Lazer-Tron') for $6 million in cash and (iv) is consolidating certain of its studio operations to reduce their overhead expenses. The Company is currently pursuing various alternatives, including further expense reductions and the sale of certain other assets. There can be no assurance that any asset sales can be effected on satisfactory terms. In addition, the Company's long-term liquidity will be materially dependent on its ability to develop and market 'hit' Software for the hardware platforms that dominate the interactive entertainment market. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity.'

     As a result of its financial performance in fiscal 1997, the Company was in default of various financial and other covenants under loan agreements with its lead institutional lender, BNY Financial Corporation ('BNY'), as of the end of each quarter of fiscal 1997, which defaults have been waived. There can be no assurance that additional covenant defaults, or a payment default, will not occur in the future. The Company's ability to meet its financial covenants and its payment obligations can be affected by factors beyond its control. There can be no assurance that the Company will be able to obtain waivers of any future default or that the lenders will not exercise their remedies. In such event, the Company's operations would be materially adversely affected.

  Substantial Leverage and Ability to Service Debt

     The Company's ability to satisfy its obligations to its lenders will be dependent upon its future performance, which is subject to prevailing economic conditions and financial, business and other factors, including factors beyond the Company's control. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

     The level of the Company's indebtedness could have important consequences to investors in the Company, because: (i) a portion of the Company's cash flow from operations must be dedicated to debt service, including the Notes and the Company's existing bank obligations, and will not be available for other purposes; (ii) the Company's ability to obtain additional debt financing in the future for working capital, or to pursue possible expansion of its business or acquisitions, may be limited; and (iii) the Company's level of indebtedness could limit its flexibility in reacting to changes in the interactive entertainment industry and economic conditions generally, making it more vulnerable to adverse economic conditions and limiting its ability to withstand competitive pressures or take advantage of business opportunities. Certain of the Company's competitors currently operate on a less leveraged basis, and are likely to have significantly greater operating and financing flexibility than the Company.

     The Company believes that, based upon current levels of operations, it should be able to meet its interest obligations on the Notes, and its interest and principal obligations under its bank agreements, when due. However, if the Company cannot generate sufficient cash flow from operations to meet its debt obligations when due, the Company might be required to restructure or refinance its indebtedness. There can be no assurance that any such restructuring or refinancing will be effected on satisfactory terms or will be permitted by the terms of the Indenture, or the Company's existing indebtedness. There can be no assurance that the Company's operating cash flows will be sufficient to meet its debt service requirements or to repay the Notes at maturity or that the Company will be able to refinance the Notes or other indebtedness at maturity. See '--Prior Rights of Creditors' and 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

  Prior Rights of Creditors

     The Company has outstanding long-term debt (including current portions) of $53.7 million at August 31, 1997. The Company's failure to make payments of interest or principal on such indebtedness when due may result in defaults under its agreements with respect to such indebtedness and under the Indenture. Certain of such indebtedness is secured by liens on substantially all of the assets of the Company. See Note 12 of Notes to Consolidated Financial Statements.

     In addition, the Indenture provides that, upon the occurrence of certain events (each a 'Repurchase Event'), the Company may be obligated to repurchase all or a portion of the outstanding Notes. If a Repurchase Event were to occur and the Company did not have, or could not obtain, sufficient financial resources to repurchase the Notes, such failure to repurchase the Notes would constitute an event of default under the Indenture. The occurrence of certain Repurchase Events would also constitute a default under certain of the Company's current loan agreements, including the Company's main credit facility with BNY, and may constitute an event of default under the terms of future agreements with respect to the Company's borrowings. The default under the Indenture for the Company's failure to effect a repurchase of the Notes would also constitute an event of default under certain of the Company's existing loan agreements.

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

     An event of default with respect to the Company's current bank agreements may result in acceleration of the Company's obligations under such bank agreements or demand by the lenders for immediate repayment and would entitle any secured creditor in respect of such debt to proceed against the collateral securing such defaulted loan. An event of default under the Indenture may result in actions by IBJ Schroder Bank & Trust Company, as trustee (the 'Trustee'), on behalf of the holders of the Notes. In the event of such acceleration by the Company's creditors or action by the Trustee, holders of indebtedness would be entitled to payment out of the assets of the Company. If the Company becomes insolvent, is liquidated or reorganized, it is possible that there will not be sufficient assets remaining after payment to such creditors for any distribution to holders of Common Stock.

  Going Concern Considerations

     The report of KPMG Peat Marwick LLP, independent auditors for the Company, includes an explanatory paragraph relating to substantial doubt as to the ability of the Company to continue as a going concern. The Company incurred significant losses from operations in fiscal 1997 and has working capital and stockholders' deficiencies at August 31, 1997. A 'going concern' explanatory paragraph could have a material adverse effect on the terms of any bank financing or capital the Company may seek. See Note 2 of Notes to Consolidated Financial Statements.

  NASDAQ Delisting and Liquidity of Common Stock


     In order to maintain the listing of the Common Stock on the NASDAQ National Market System (the 'NMS'), at May 31, 1997, the Company was required, among other things, to maintain net tangible assets of at least $1 million. At May 31, 1997, the Company did not meet this requirement. Based on its review of certain information provided by the Company, NASDAQ informed the Company that it has determined that the Common Stock remain listed on the NMS pending NASDAQ's review of the Company's status upon filing of the Company's Annual Report on Form 10-K for the year ended August 31, 1997. Subsequent to May 31, 1997, the NASDAQ Stock Market adopted new maintenance criteria for securities listed on the NMS. Under such criteria, the Company is required, among other things, to maintain a minimum bid price of $5 per share of Common Stock. The Company does not currently meet the minimum bid price criteria (although the Company's performance as of August 31, 1997 does meet the other quantitative maintenance criteria). Accordingly, no assurance can be given that the Common Stock will not be delisted from trading on the NMS.

     If the Common Stock were to be delisted from trading on the NMS, in order to obtain relisting of the Common Stock on the NMS, the Company must satisfy quantitative designation criteria, including a minimum net tangible assets requirement which it does not currently meet. No assurance can be given that the Company will meet such relisting criteria in the near future.

     If the Common Stock were to be delisted from trading on the NMS, the Company may seek to have the Common Stock listed for trading on the NASDAQ Small-Cap Market. Although the Company meets the current listing criteria for the NASDAQ Small-Cap Market (other than a minimum bid price of $4 per share of Common Stock), no assurance can be given as to the Company's ability to obtain listing for the Common Stock on the NASDAQ Small-Cap Market or as to the Company's ability to meet the maintenance requirements thereof.

     If the Common Stock were to be delisted from trading on the NMS and were neither relisted thereon nor listed for trading on the NASDAQ Small-Cap Market, trading, if any, in the Common Stock may continue to be conducted on the OTC Bulletin Board or in the non-NASDAQ over-the-counter market. Delisting of the Common Stock would result in limited release of the market price of the Common Stock and limited news coverage of the Company and could restrict investors' interest in the Common Stock and materially adversely affect the trading market and prices for the Common Stock and the Company's ability to issue additional securities or to secure additional financing. In addition, if the Common Stock were not listed and the trading price of the Common Stock were less than $5.00 per share, the Common Stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934 which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser's written consent prior to any transaction. In such case, the Common Stock could also be deemed to be a 'penny stock' under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the Common Stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of the Common Stock.

  Litigation

     In conjunction with certain claims and litigations for which the settlement obligation is currently probable and estimable (see 'Business--Recent Developments' and 'Legal Proceedings'), the Company recorded a charge of $23.6 million in the year ended August 31, 1997. No assurance can be given that the Company will not be required to record additional material charges in future periods in conjunction with the various litigations to which the Company is a party. Any additional charges to earnings arising from an adverse result in such litigations or an inadequacy in the charge recorded in fiscal 1997 could have a material adverse effect on the financial condition and results of operations of the Company. A portion of any settlement or judgment in one or more of the litigations to which the Company is a party may be covered by the Company's insurance. See Note 20 of Notes to Consolidated Financial Statements.

  Industry Trends; Platform Transition; Technological Change

     The interactive entertainment industry is characterized by, and the Company anticipates that it will continue to undergo, rapid technological change due in large part to (i) the introduction of Entertainment Platforms incorporating more advanced processors and operating systems, (ii) the impact of technological changes embodied in Multimedia PCs and Software therefor, (iii) the development of electronic and wireless delivery systems and (iv) the entry and participation of new companies in the industry. These factors have resulted in hardware platform and Software life cycles.

     No single hardware platform or system has achieved long-term dominance. Accordingly, the Company must continually anticipate and adapt its Software titles to emerging hardware platforms and systems and evolving consumer preferences. There can be no assurance that the Company will be successful in developing and marketing Software for new hardware platforms. The process of developing Software titles such as those offered by the Company is extremely complex and is expected to become more complex and expensive in the future as consumers demand more sophisticated and elaborate features and as new platforms and technologies are introduced.

     Development of Software for emerging hardware platforms requires substantial investments in research and development for new and improved technologies in the areas of graphics, sound, digitized speech, music and video. Such research and development must occur well in advance of the release of new hardware platforms in order to allow sufficient lead time to develop and introduce new Software titles on a timely basis. This generally requires the Company to predict the probable success of hardware platforms as much as 12 to 24 months prior to the release of compatible Software.

     Substantially all of the Company's revenues in fiscal 1997 were derived from the sale of titles designed to be played on the N64, PlayStation, Sega Saturn and various Multimedia PCs. At any given time, the Company has expended significant development and marketing resources on product development for platforms (such as the 16-bit SNES and Sega Genesis platforms) that could have shorter life cycles than the Company expected, as in fiscal 1996, or on Software titles designed for new platforms (such as the Sony PlayStation and Nintendo
N64) that have not yet achieved large installed bases. If the Company does not accurately predict the success, size of the installed base and life cycle of existing or future hardware platforms due to, among other things, the long Software development lead times involved, it could be in the position, as it was in fiscal 1996 and 1997, of marketing Software for (i) new hardware platforms that have not yet achieved significant market penetration and/or (ii) hardware platforms that have become or are becoming obsolete due to the introduction or success of new hardware platforms. There can be no assurance that the Company will be able to predict accurately such matters, and its failure to do so would have a material adverse effect on the Company.

     Failure to develop Software titles for hardware platforms that achieve significant market acceptance, discontinuance of development for a platform that has a longer than expected life cycle, development for a platform that does not achieve a significant installed base or continued development for a platform that has a shorter than expected life cycle, may have a material adverse effect on the Company's business, financial condition and operating results.

     The Company's results of operations and profitability have been materially adversely affected during the fiscal years ended August 31, 1996 and 1997 by the material decline in sales of the Company's 16-bit Software and the transition to the new hardware platforms described herein. The Company is currently developing Software for Multimedia PCs, the Sony PlayStation and the Nintendo N64. There are a significant number of Software titles for the Entertainment Platform market competing for limited shelf space. In addition, the 32- and 64-bit Entertainment Platforms have not yet achieved market penetration similar to that of the 16-bit Entertainment Platforms (Nintendo SNES and Sega Genesis); accordingly, the number of units of each Software title sold for these newer Entertainment Platforms is significantly less than the number of units of a title generally sold during 1993, 1994 and 1995 for the 16-bit Entertainment Platforms. Based on publicly available information and its own estimates, the Company believes that the installed base of 32- and 64-bit Entertainment Platforms was approximately 3 million and 9 million units at the end of calendar 1996 and at September 30, 1997, respectively, and anticipates that such installed base will be approximately 13 million units by the end of calendar 1997. However, no assurance can be given that the installed base of any of the new Entertainment Platforms will grow substantially or that any of them will achieve market penetration similar to that achieved by the Nintendo SNES and Sega Genesis Entertainment Platforms.

  Revenue and Earnings Fluctuations; Seasonality

     The Company has historically derived substantially all of its revenues from the publication and distribution of Software for then dominant hardware platforms. The Company's revenues are subject to fluctuation during transition periods, as occurred in fiscal 1996 and 1997, when new hardware platforms have been introduced but none has achieved mass market penetration. In addition, the Company's earnings are materially affected by the timing of release of new Software titles produced by the Company. Product development schedules are difficult to predict due, in large part, to the difficulty of scheduling accurately the creative process and, with respect to Software for new hardware platforms, the use of new development tools and the learning process associated with development for new technologies. Earnings may also be materially impacted by other factors including, but not limited to, (i) the level and timing of market acceptance of Software titles, (ii) increases or decreases in development and/or promotion expenses for new titles and new versions of existing titles,
(iii) the timing of orders from major customers and (iv) changes in shipment volume.

     A significant portion of the Company's revenues in any quarter is generally derived from sales of new Software titles introduced in that quarter or in the immediately preceding quarter. If the Company were unable to commence volume shipments of a significant new product during the scheduled quarter, the Company's revenues and earnings would likely be materially and adversely affected in that quarter. In addition, because a majority of the unit sales for a product typically occur in the first 90 to 120 days following the introduction of the product, the Company's earnings may increase significantly in a period in which a major product introduction occurs and may decline in the following period or in periods in which there are no major product introductions. Certain operating expenses are fixed and do not vary directly in relation to revenue. Consequently, if net revenue is below expectations, the Company's operating results are likely to be materially and adversely affected.

     The interactive entertainment industry is highly seasonal. Typically, net revenues are highest during the last calendar quarter (which includes the holiday buying season), decline in the first quarter, are lower in the second calendar quarter and increase in the third calendar quarter. The seasonal pattern is due primarily to the increased demand for Software during the year-end holiday buying season. The Company's earnings, however, vary significantly and are largely dependent on releases of major new titles and, as such, may not necessarily reflect the seasonal patterns of the industry as a whole. The Company expects that its operating results will continue to fluctuate significantly in the future.

  Dependence on Entertainment Platform Manufacturers; Need for License Renewals

     In fiscal 1995, 1996 and 1997, the Company derived 47%, 29% and 41% of its gross revenues, respectively, from sales of Nintendo-compatible titles and 46%, 36% and 12% of its gross revenues, respectively, from sales of Sega-compatible titles. In addition, in fiscal 1996 and 1997, the Company derived 19% and 28%, respectively, of its gross revenues from sales of Sony-compatible titles. Accordingly, the Company is substantially dependent on Sony, Sega and Nintendo as the sole manufacturers of the Entertainment Platforms marketed by them and as the sole licensors of the proprietary information and technology needed to develop Software for those Entertainment Platforms. The Entertainment Platform manufacturers have in the past and may in the future limit the number of titles that the Company can release in any year, which may limit any future growth in sales.

     The Company has historically been able to renew and/or negotiate extensions of its Software license agreements with Entertainment Platform developers. However, there can be no assurance that, at the end of their current terms, the Company will continue to be able to do so or that the Company will be successful in negotiating definitive license agreements with developers of new hardware platforms. The Company has executed license agreements with Sony with respect to the PlayStation platform in North America, Japan, Asia and Europe and with Nintendo with respect to the N64 platform in North and South America and Japan. The Company also develops and markets N64 Software in Europe under an oral agreement with Nintendo. Currently, the Company and Sega are operating in the ordinary course under the terms of an agreement that expired in December 1995 and, with respect to the Saturn platform, under an oral agreement and other arrangements. The inability to negotiate agreements with developers of new Entertainment Platforms or the termination of all of the Company's license agreements or other arrangements will, and the termination of any one of the Company's license agreements or other arrangements could, have a material adverse effect on the Company's financial position and results of operations. See 'Business--Platform License Agreements' and 'Intellectual Property Licenses.'

     The Company depends on Nintendo, Sega and Sony for the protection of the intellectual property rights to their respective Entertainment Platforms and technology and their ability to discourage unauthorized persons from producing Software for the Entertainment Platforms developed by each of them. The Company also relies upon the Entertainment Platform manufacturers for the manufacture of certain cartridge and CD-based ROM Software.

  Reliance on New Titles; Product Delays

     The Company's ability to maintain favorable relations with retailers and to receive the maximum advantage from its advertising expenditures is dependent in part on its ability to provide retailers with a timely and continuous flow of product. The life cycle of a Software title generally ranges from less than three months to upwards of twelve months, with the majority of sales occurring in the first 90 to 120 days after release. The Company generally actively markets its 10 to 15 most recent releases. Accordingly, the Company is constantly required to develop, introduce and sell new Software in order to generate revenue and/or to replace declining revenues from previously released titles. In addition, consumer preferences for Software are difficult to predict, and few titles achieve sustained market acceptance. There can be no assurance that new titles introduced by the Company will be released in a timely fashion, will achieve any significant degree of market acceptance, or that such acceptance will be sustained for any meaningful period. Competition for retail shelf space, consumer preferences and other factors could result in the shortening of the life cycle for older titles and increase the importance of the Company's ability to release titles on a timely basis.

     The Company's current production schedules contemplate that the Company will commence shipment of a number of new titles in fiscal 1998. Shipment dates will vary depending on the Company's own quality assurance testing, as well as that by the applicable dedicated platform manufacturer, and other development factors. The Company generally submits new games to the dedicated platform manufacturers and other intellectual property licensors for approval prior to development and/or manufacturing. Rejection as a result of bugs in Software or a substantial delay in the approval of a product by an Entertainment Platform manufacturer or licensor could have a material adverse effect on the Company's financial condition and results of operations. In the past, the Company has experienced significant delays in the introduction of certain new titles. There can be no assurance that such delays will not occur or materially adversely affect the Company in the future. It is likely that in the future certain new titles will not be released in accordance with the Company's internal development schedule or the expectations of public market analysts and investors. A significant delay in the introduction of, or the presence of a defect in, one or more new titles could have a material adverse effect on the ultimate success of such product. If the Company is not able to develop, introduce and sell new competitive titles on a timely basis, its results of operations and profitability would be materially adversely affected.

  Reliance on 'Hit' Titles

     The market for Software is 'hits' driven and, accordingly, the Company's future success is dependent in large part on its ability to develop and market 'hit' titles for hardware platforms with significant installed bases. During the fiscal year ended August 31, 1997, sales of the Company's top title accounted for approximately 33% of the Company's gross sales for that period. There can be no assurance that the Company will be able to publish 'hit' titles for hardware platforms with significant installed bases and, if it is unable to do so for any reason, its financial condition, results of operations and profitability could be materially adversely affected, as they were in fiscal 1996 and 1997.

  Inventory Management; Risk of Product Returns

     The Company is generally not contractually obligated to accept returns, except for defective product. However, the Company permits its customers to return or exchange inventory and provides price protection or other concessions for excess or slow-moving inventory. Management must make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

     Among the more significant of such estimates are allowances for estimated returns, price concessions and other discounts. At the time of shipment, the Company establishes reserves in respect of such estimates taking into account the potential for product returns and other discounts based on historical return rates, seasonality, retail inventories and other factors. In fiscal 1996, price protection, returns and exchanges were materially higher than the Company's reserves therefor, as a result of which the Company's results of operations and liquidity in fiscal 1996 were materially adversely affected. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations' and
Note 1N and Note 22 of Notes to Consolidated Financial Statements. The Company believes that, at August 31, 1997, it has established adequate reserves for future price protection, returns, exchanges and other concessions but there can be no assurance that the Company's reserves therefor will not be exceeded, which event would have a material adverse effect on the Company's financial condition and results of operations.

     In addition, the Company has offered and anticipates that it will continue to offer stock-balancing programs for its Multimedia PC Software. The Company has established reserves for such programs, which have not been material to date. No assurance can be given that future stock-balancing programs will not become material and/or will not exceed the Company's reserves for such programs and, if so exceeded, the Company's results of operations and financial condition could be materially adversely affected.

  Increased Product Development Costs

     In order to manage its Software development process and to ensure access to a pool of Software developers, development tools and engines in an increasingly competitive market, the Company acquired three Software studios in calendar 1995. The result of such acquisitions was that the Company's fixed Software development and overhead costs were significantly higher in fiscal 1996 and 1997 as compared to historical levels. These costs further contributed to the Company's results of operations and profitability being materially adversely affected in fiscal 1996 and 1997. No assurance can be given that such costs will not continue to have a material adverse effect on the Company's operations in future periods. See '--Software Development.'

  Competition

     The market for consumer Software is highly competitive. Only a small percentage of titles introduced in the Software market achieve any degree of sustained market acceptance. Competition is based primarily upon quality of titles, price, access to retail shelf space, product enhancements, ability to operate on popular platforms, availability of titles (including 'hits'), new product introductions, marketing support and distribution systems.

     The Company competes with a variety of companies which offer products that compete directly with one or more of the Company's titles. Typically, the Company's chief competitor on an Entertainment Platform is the hardware manufacturer of the platform, to whom the Company pays royalties and, in some cases, manufacturing charges. Accordingly, the hardware manufacturers have a price, marketing and distribution advantage with respect to Software marketed by them and such advantage is particularly important in a mature or declining market which supports fewer full-priced titles and is characterized by customers who make purchasing decisions on titles based primarily on price (as compared to developing markets with limited titles, when price has been a less important factor in Software sales). The Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than the Company, such as Nintendo, Sega and Sony. The Company's competitors also include a number of independent Software publishers licensed by the hardware manufacturers.

     Additionally, the entry and participation of new industries and companies, including diversified entertainment companies, in markets in which the Company competes may adversely affect the Company's performance in such markets. The availability of significant financial resources has become a major competitive factor in the Software industry, principally as a result of the technical sophistication of advanced Entertainment Platform and Multimedia PC game products requiring substantial investments in research and development. In particular, many of the Company's competitors are developing on-line interactive computer games and interactive networks that will be competitive with the Company's Software. As competition increases, significant price competition and reduced profit margins may result. In addition, competition from new technologies may reduce demand in markets in which the Company has traditionally competed. Prolonged price competition or reduced demand as a result of competing technologies would have a material adverse effect on the Company's business, financial condition and operating results. No assurance can be given that the Company will be able to compete successfully. See 'Business--Competition.'

  Intellectual Property Licenses and Proprietary Rights

     To date, most of the Company's Software incorporates for marketing purposes properties or trademarks owned by third parties, such as the WWF, the NBA, the NFL or their respective players' associations, which properties are licensed to the Company. In addition, the Company in the past has obtained agreements with independent developers for the development of a significant portion of its Software and, in such cases, the Company usually acquires copyrights to the underlying Software and obtains the exclusive right to such Software for a period of time and may have a limited period in which to market and distribute Software. To the extent future product releases are not derived from the Company's proprietary properties, the Company's future success will also be dependent upon its ability to procure licenses for additional popular intellectual properties. There is intense competition for such licenses, and there can be no assurance that the Company will be successful in acquiring additional intellectual property rights with significant commercial value. There can be no assurance that such licenses will be available on reasonable terms or at all.

     The Company relies primarily on a combination of copyrights, trade secret laws, patent and trademark laws, nondisclosure agreements and other copy protection methods to protect its product and proprietary rights. It is the Company's policy that all employees and third-party developers sign nondisclosure agreements. There can be no assurance that these measures will be sufficient to protect the Company's intellectual property rights against infringement. The Company has 'shrinkwrap' license agreements with the end users of its Multimedia PC titles, but the Company relies on the copyright laws to prevent unauthorized distribution of its other Software. Existing copyright laws afford only limited protection. However, notwithstanding the Company's rights to its Software, it may be possible for third parties to copy illegally the Company's titles or to reverse engineer or otherwise obtain and use information that the Company regards as proprietary. Illegal copying occurs within the Software industry, and if a significant amount of illegal copying of the Company's published titles or titles distributed by it were to occur, the Company's business, operating results and financial condition could be materially adversely affected. Policing illegal use of the Company's titles is difficult, and Software piracy can be expected to be a persistent problem. Further, the laws of certain countries in which the Company's titles are or may be distributed do not protect the Company and its intellectual property rights to the same extent as the laws of the United States.

     The Company believes that its Software, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. However, as the number of titles in the industry increases, the Company believes that claims and lawsuits with respect to Software infringement will increase. From time to time, third parties have asserted that features or content of certain of the Company's titles may infringe upon intellectual property rights of such parties, and the Company has asserted that third parties have likewise infringed the Company's proprietary rights; certain of these claims have resulted in litigation by and against the Company. To date, no such claims have had an adverse effect on the Company's ability to develop, market or sell its titles. There can be no assurance that existing or future infringement claims by or against the Company will not result in costly litigation or require the Company to license the intellectual property rights of third parties. See 'Legal Proceedings.'

     The owners of intellectual property licensed by the Company generally reserve the right to protect such intellectual property against infringement. See 'Business--Intellectual Property Licenses.'

  International Sales

     International sales represented approximately 25%, 41% and 50% of the Company's net revenues in fiscal 1995, 1996 and 1997, respectively. The Company expects that international sales will continue to account for a significant portion of its net revenues in future periods. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other economic barriers, fluctuating exchange rates, difficulties in staffing and managing foreign operations and the possibility of difficulty in accounts receivable collection. Because the Company believes exposure to foreign currency losses is not currently material, the Company currently has no formal financial instruments in place as a hedge against foreign currency risks. In some markets, localization of the Company's titles is essential to achieve market penetration. The Company may incur incremental costs and experience delays in localizing its titles. These or other factors could have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, operating results and financial condition.

  New Business Ventures

     During the last three years, the Company has completed acquisitions, or has commenced operations, of various new businesses including (i) the publication of comic books, (ii) the distribution of Affiliated Labels Software, (iii) the marketing of its motion capture technology and studio services and (iv) the distribution of coin-operated video games. The Company also acquired three Software studios in calendar 1995. The Company made significant investments and incurred significant expenses in connection with the acquisition/establishment of such businesses in fiscal 1995, 1996 and 1997, and anticipates that it will continue to incur significant expenses in connection with certain of the operations thereof. To date, except for sales of Affiliated Labels Software in fiscal 1997, which accounted for approximately 11% of the Company's gross revenues in that period, and sales of titles (such as Turok: Dinosaur Hunter) developed by the Iguana studio, none of such new businesses has generated significant revenues and there can be no assurance that such businesses will generate significant revenues or the timing thereof. To the extent the Company continues to incur material expenses in connection with such ventures during periods when they do not generate significant revenues, the Company's results of operations and profitability will be materially adversely affected.

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

     In particular, the Company is highly dependent upon the management services of Gregory Fischbach, Co-Chairman of the Board and Chief Executive Officer, and James Scoroposki, Co-Chairman of the Board and Senior Executive Vice President, of the Company. The loss of the services of any of the Company's senior management could have a material adverse effect on the Company's business, operating results and financial condition. Although the Company has employment agreements with Messrs. Fischbach and Scoroposki, there can be no assurance that such employees will not leave or compete with the Company. The Company's failure to attract additional qualified employees or to retain the services of key personnel could materially and adversely affect the Company's business, operating results and financial condition.

  Anti-Takeover Provisions

     The Company's Board of Directors has the authority (subject to certain limitations imposed by the Indenture) to issue shares of preferred stock and to determine the designations, preferences and rights and the qualifications or restrictions of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate actions, could have the effect of making it more difficult for a third-party to acquire a majority of the outstanding voting stock of the Company. In addition, the Company is subject to the anti-takeover provisions of
Section 203 of the Delaware General Corporation Law (the 'DGCL'). In general, this statute prohibits a publicly held Delaware corporation from engaging in a 'business combination' with an 'interested stockholder' for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Employment arrangements with certain members of the Company's management provide for severance payments upon termination of their employment after a 'change in control' of the Company as defined in such agreements. See 'Employment--Employment Agreements' and 'Description of Capital Stock.'

  Volatility of Stock Price

     There has been a history of significant volatility in the market prices of companies engaged in the Software industry, including the Company. It is likely that the market price of the Common Stock will continue to be highly volatile. Factors such as the timing and market acceptance of product introductions by the Company, the introduction of products by the Company's competitors, loss of key personnel of the Company, variations in quarterly operating results or changes in market conditions in the Software industry generally may have a significant impact on the market price of the Common Stock. In the past, the Company has experienced significant fluctuations in its operating results and, if the Company's future revenues or operating results or product releases do not meet the expectations of public market analysts and investors, the price of the Common Stock would likely be materially adversely affected. In addition, the stock market has experienced and continues to experience extreme price and volume fluctuations which have affected the market price of Software companies and companies in the interactive entertainment industry and which have often been unrelated to the operating performance of these companies. See 'Market Price of and Dividends on the Company's Common Equity and Related Matters.'

     Because of the foregoing factors, as well as other factors affecting the Company's operating results and financial condition, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

ITEM 2. PROPERTIES

     The Company's corporate headquarters are located in a 70,000 square foot office building, which was purchased by the Company in fiscal 1994. The Company also owns an 8,000 square foot office building in Glen Cove, New York and leases approximately 12,000 square feet of office space in Glen Cove, New York. The Company also owns a 10,000 square foot office building in Oyster Bay, New York, which has been leased to a third party tenant.

     In addition, the Company's United States subsidiaries lease and occupy approximately 10,000 square feet of office space in New York, and approximately 84,000 square feet of office space in the aggregate in California, Texas and Utah.

     The Company's foreign subsidiaries lease office space in Japan, France, Germany and the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

     The Company and certain of its directors and/or executive officers were sued in an action entitled Digital Pictures, Inc. v. Acclaim Entertainment, Inc.; Gregory E. Fischbach; and Anthony Williams (Case No. 96-3-3301 TC) filed in December 1996 in the United States Bankruptcy Court in the Northern District of California. The plaintiff seeks an accounting and compensatory, punitive and exemplary damages in an amount equal to at least $8 million based on allegations that the defendants falsified sales, failed to provide timely statements and to pay amounts the Company owes the plaintiff pursuant to the July 1994 Sales and Distribution Agreement between the Company and the plaintiff under which the plaintiff granted the Company the exclusive worldwide right to sell and distribute the plaintiff's software titles for a term of five years. In addition, the plaintiff alleges, among other things, fraud and negligent misrepresentation. The case is scheduled for trial in January 1998. The Company intends to defend this action vigorously.

     The Company was also sued in an action entitled Sound Source Interactive, Inc. v. Acclaim Distribution, Inc.; Acclaim Entertainment, Inc.; and DOES 1 through 100, inclusive (Case No. BC 162531) filed in December 1996 in the Superior Court of the State of California for the County of Los Angeles. The plaintiff claims compensatory, general, special and consequential damages in excess of $22 million and punitive damages based on allegations that the defendants breached (i) the Sales and Distribution Agreement dated as of June 15, 1995 between ADI and the plaintiff (the 'Sales and Distribution Agreement') under which the plaintiff granted ADI the exclusive right to sell and distribute the plaintiff's software titles by, among other things, providing the plaintiff with false accounting statements, misrepresenting product orders, and failing to return or account for software titles shipped by the plaintiff to ADI and wrongfully retaining restocking and distribution fees; and (ii) the Termination Agreement dated March 31, 1996 between the plaintiff and ADI pursuant to which the Sales and Distribution Agreement was terminated by, among other things, failing to account, failing to pay monies due and failing to return or account for software titles shipped by the plaintiff to ADI. In addition, the plaintiff alleges, among other things, fraud and negligent misrepresentation. The Company intends to defend this action vigorously.

     The Company was also sued in an action entitled Spectrum Holobyte California, Inc.; Microprose Software, Inc. v. Acclaim Entertainment, Inc. (Case No. 97-0247 MEJ) filed in January 1997 in the United States District Court for the Northern District of California. In that complaint, plaintiffs Spectrum Holobyte California, Inc. ('Spectrum') and Microprose Software, Inc. ('Microprose') allege that the Company breached a confidential settlement agreement among the parties dated November 4, 1996 (the 'Settlement Agreement'). The purpose of the Settlement Agreement was to resolve a suit brought by the Company in 1996, which included counterclaims by Spectrum and Microprose, regarding each party's allegations of infringement of its exclusive rights to intellectual property licensed to it by Wizards of the Coast, Inc. The property involves the characters, depictions and game methodology of Magic: The Gathering, a popular fantasy--adventure story and card game created by Wizards of the Coast, Inc. Plaintiffs allege that the Company breached the Settlement Agreement by failing to release the appropriate number of games of Magic: The Gathering--BattleMage in the United States and the United Kingdom by January 10, 1997, the date provided for in the Settlement Agreement. Plaintiffs seek unspecified monetary damages, attorneys' fees and costs. The Company intends to defend this action vigorously.

     In January 1997, the Company was sued in an action entitled Ocean of America, Inc. v. Acclaim Entertainment, Inc. (Index No 97-445) in the Supreme Court of the State of New York, County of Nassau, and an amended complaint was filed in March 1997. The plaintiff alleges non-payment under a license agreement entered into between the plaintiff and the Company, and seeks damages in the aggregate amount of approximately $6.5 million plus costs, expenses and attorneys' fees. The parties are currently negotiating settlement terms with respect to this action.


     The Company and certain of its current and former directors and/or executive officers were sued in various complaints filed in December 1995, which were consolidated into an action entitled In re: Acclaim Ent. Shareholder Litigation, 95 Civ. 4979, (E.D.N.Y.) (TCP) in the United States District Court in the Eastern District of New York. The plaintiffs, on behalf of a class of the Company's stockholders, claim unspecified damages arising from the Company's December 4, 1995 announcement that it was revising results for the fiscal year ended August 31, 1995 to reflect a decision to defer $18 million of revenues and $10.5 million of net income previously reported on October 17, 1995 for the fiscal year ended August 31, 1995. The parties have agreed on settlement terms, subject to documentation and court approval.

     By summons and complaint dated December 11, 1995, certain of the Company's current and former directors and/or executive officers were named as defendants, and the Company was named as a nominal defendant, in a shareholder derivative action entitled Eugene Block v. Gregory E. Fischbach, James Scoroposki,

Robert Holmes, Bernard J. Fischbach, Michael Tannen, Robert H. Groman and James Scibelli, defendants, and Acclaim Entertainment, Inc., Nominal Defendant (CV 95-036316) (Supreme Court of the State of New York, County of Nassau) (the 'Derivative Action'). The Derivative Action was brought on behalf of the Company (as nominal defendant), alleging that the individual defendants violated their fiduciary duties to the Company in connection with the Company's revision of its revenues for the fiscal year ended August 31, 1995. Plaintiff alleges that the individual defendants (1) breached their duty of care and candor, (2) caused the Company to waste corporate assets, and (3) breached their duty of good faith, and, accordingly, seeks unspecified damages. The parties have agreed on settlement terms, subject to documentation and court approval.

     The Company's subsidiary, Lazer-Tron, was sued in an action entitled Eric Goldstein, on behalf of himself and all others similarly situated, v. Lazer-Tron Corporation, Norman B. Petermeier, Matthew F. Kelly, Bryan M. Kelly, Morton Grosser, Bob K. Pryt and Roger V. Smith (V-009846-7) in the Superior Court of the State of California, County of Alameda, Eastern Division. The plaintiffs allege, among other things, breach of fiduciary duty, abuse of control, negligence and negligent misrepresentation. In addition, certain former directors and officers of Lazer-Tron have been named as defendants in an action entitled Adrienne Campbell, individually and on behalf of all others similarly situated, v. Norman B. Petermeier, Matthew F. Kelly, Bryan M. Kelly, Morton Grosser, Bob K. Pryt, Roger V. Smith and Does 1 through 50, inclusive, Civil No. 760717-4, in the Superior Court of the State of California, County of Alameda. The plaintiffs, on behalf of a class of Lazer-Tron's shareholders, claim damages based on allegations that, as a result of lack of due diligence by the named defendants in fully investigating the proposed acquisition by the Company of Lazer-Tron, the defendants breached their fiduciary duties to Lazer-Tron's shareholders. These two actions have been consolidated (as so consolidated, the 'Lazer-Tron State Actions').

     The Company and certain of its current and former directors and/or executive officers also are defendants in an action entitled Adrienne Campbell and Donna Sizemore, individually and on behalf of all others similarly situated,

v. Acclaim Entertainment, Inc., Anthony R. Williams, James Scoroposki, and Robert Holmes (the 'Campbell Action'), C-95-04395 (EFL), which was commenced in the United States District Court for the Northern District of California. In that action, plaintiffs, two former shareholders of Lazer-Tron, filed a class action complaint on December 8, 1995 on behalf of all former Lazer-Tron shareholders who exchanged their Lazer-Tron stock for Common Stock pursuant to the August 31, 1995 merger transaction. Plaintiffs allege violations of Sections 10(b), 14(a) and 14(e) of the Securities Exchange Act of 1934, Sections 11 and 12(2) of the Securities Act of 1933, fraud and breach of fiduciary duty. On October 8, 1996, the Judicial Panel on Multidistrict Litigation ordered the transfer of the Campbell Action from the Northern District of California to the United States District Court for the Eastern District of New York for coordinated or consolidated pretrial proceedings with the action entitled In re Acclaim Ent. Shareholder Litigation discussed above.

     The parties to the Lazer-Tron State Actions and the Campbell Action have entered into a settlement agreement, which was approved by the Superior Court of the State of California and will become final after the expiration of an appeal period and the entry of a dismissal order relating to the Campbell Action by the Eastern District of New York.

     The Company and certain of its current and former directors and/or executive officers were sued in various complaints filed in April 1994, which were consolidated into an action entitled In re Acclaim Entertainment, Inc. Securities Litigation (CV 94 1501) (the 'WMS Action'). The plaintiffs, on behalf of a class of the Company's stockholders, consisting of all those who purchased the Common Stock for the period January 4, 1994 to March 30, 1994, claim damages arising from (i) the Company's alleged failure to comply with the disclosure requirements of the securities laws in respect of the Company's relationship with WMS Industries Inc. ('WMS') and the status of negotiations on and the likelihood of renewal of an agreement with WMS, pursuant to which WMS granted the Company a right of first refusal to create software for 'computer games', 'home video games' and 'handheld game machines' based on arcade games released by WMS through March 21, 1995, (ii) statements made by the Company's representative that rumors relating to the nonrenewal of the agreement were 'unsubstantiated' and that talks between the Company and WMS were continuing, which allegedly were materially false and misleading, and (iii) a claim that the defendants should have disclosed the likely nonrenewal of the agreement. The parties have executed a memorandum of understanding setting forth settlement terms of the WMS Action. The settlement is subject to documentation and court approval.

     The Company has also asserted a third-party action against its insurance company, Mt. Hawley Insurance Company ('Mt. Hawley') based on Mt. Hawley's disclaimer of coverage for liability from the WMS Action and for fees and expenses up to the amount of the policy incurred in connection with the defense of the WMS Action. In connection with the settlement of the WMS Action, the Company has agreed to assign to the plaintiffs in the WMS Action 50% of the proceeds, if any, recovered from Mt. Hawley.

     The Securities and Exchange Commission (the 'Commission') has issued orders directing a private investigation relating to, among other things, the Company's earnings estimate for fiscal 1995 and its decision in the second quarter of fiscal 1996 to exit the 16-bit portable and cartridge markets. The Company has provided documents to the Commission, and the Commission has taken testimony from Company representatives. The Company intends fully to cooperate with the Commission in its investigation. No assurance can be given as to whether there will be any litigation or, if so, as to the outcome of this matter.

     The New York State Department of Taxation and Finance (the 'Department'), following a field audit of the Company with respect to franchise tax liability for its fiscal years ended August 31, 1989, August 31, 1990 and August 31, 1991, has notified the Company that a stock license fee (plus interest and penalties) of approximately $1.9 million, relating to the Company's outstanding capital stock as of 1989, is due to the State. The Company is contesting the fee and a petition denying liability has been filed. No assurance can be given as to the outcome of this matter.

     The Company is also party to various litigations arising in the course of its business, the resolution of none of which, the Company believes, will have a material adverse effect on the Company's liquidity or results of operations.

     In conjunction with claims arising from certain of the Company's acquisitions and the litigations described above for which the settlement obligation is currently probable and estimable, the Company recorded a charge of $23.6 million during the year ending August 31, 1997. No assurance can be given that the Company will not be required to record additional charges in future periods in conjunction with the litigations described above which have not been settled or that the terms of the litigations that have been settled will be documented and approved as currently anticipated. See 'Business--Recent Developments' and Note 20 of Notes to Consolidated Financial Statements.

     A portion of any settlement or award arising from or out of one or more of the above litigations may be covered by the Company's insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 17, 1997, at the Annual Meeting of Stockholders of the Company, the stockholders (i) elected the following directors: Gregory E. Fischbach (by a vote of 32,822,775 shares for and 1,956,442 shares withheld); James Scoroposki (by a vote of 32,554,047 shares for and 2,225,170 shares withheld); Kenneth Coleman (by a vote of 32,880,116 shares for and 1,899,101 shares withheld); Bernard J. Fischbach (by a vote of 32,524,179 shares for and 2,255,038 shares withheld); Robert H. Groman (by a vote of 32,223,530 shares for and 2,555,687 shares withheld); Bruce W. Ravenel (by a vote of 32,890,666 shares for and 1,888,551 shares withheld; Mr. Ravenel resigned from his position as a director on October 3, 1997); James Scibelli (by a vote of 32,869,556 shares for and 1,909,661 shares withheld); and Michael Tannen (by a vote of 32,559,430 shares for and 2,219,787 shares withheld); (ii) approved, by a vote of 16,468,368 shares for, 9,670,958 shares against and abstentions and broker non-votes with respect to 8,639,891 shares, an increase of 10 million in the number of shares with respect to which options may be granted under the Company's 1988 Stock Option Plan (the 'Plan'); and (iii) ratified the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the year ended August 31, 1997 by a vote of 34,216,213 shares for, 455,366 shares against and abstentions with respect to 107,638 shares.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is traded on The NASDAQ Stock Market National Market System. On November 6, 1997, the closing sale price of the Common Stock was $4.125 per share. As of such date, there were approximately 1,270 holders of record of the Common Stock.

     The following table sets forth the range of high and low sales prices for the Common Stock for each of the periods indicated:

                                                                                             PRICE
                                                                                        ----------------
PERIOD                                                                                   HIGH      LOW
-------------------------------------------------------------------------------------   ------    ------
FISCAL YEAR 1996
  First Quarter......................................................................   $28.19    $19.56
  Second Quarter.....................................................................    20.00     10.00
  Third Quarter......................................................................    13.63      7.63
  Fourth Quarter.....................................................................    11.88      7.31
FISCAL YEAR 1997
  First Quarter......................................................................     8.63      3.06
  Second Quarter.....................................................................     6.88      3.13
  Third Quarter......................................................................     5.88      2.94
  Fourth Quarter.....................................................................     5.00      3.50

                                DIVIDEND POLICY

     The Company has never declared or paid any cash dividends on the Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company is subject to various financial covenants with its lenders that could limit and/or prohibit the payment of dividends in the future. See 'Business--Convertible Note Offering' 'Management's Discussion and Analysis of Financial Condition and Results of Operations' and Note 12 of the Notes to Consolidated Financial Statements. The Company intends to retain earnings, if any, which it may realize in the foreseeable future to finance its operations.

ITEM 6. SELECTED FINANCIAL DATA.

     The following tables should be read in conjunction with the consolidated financial statement of the Company and the notes thereto and the 'Management's Discussion and Analysis of Financial Condition and Results of Operations' section appearing elsewhere in this Form 10-K.


                                                                      FISCAL YEAR ENDED AUGUST 31
                                                        --------------------------------------------------------
                                                          1997      1996(3)     1995(2)     1994(1)       1993
                                                        --------    --------    --------    --------    --------
                                                                (IN 000S, EXCEPT PER SHARE INFORMATION)
STATEMENT OF OPERATIONS DATA:
Net revenues.........................................   $165,411    $161,945    $566,723    $480,756    $327,091
Cost of revenues.....................................     89,818     191,790     291,474     249,902     183,820
Gross profit (loss)..................................     75,593     (29,845)    275,249     230,854     143,271
Selling, advertising, general and administrative
  expenses...........................................    118,993     183,722     180,957     142,941      88,878
Research and development expenses....................     30,824      34,582      10,126       4,626       3,036
Operating interest...................................      1,749       6,417       3,957       1,979       1,183
Depreciation and amortization........................     16,220      14,910       9,543       3,838       3,227
Goodwill writedown...................................     25,200          --          --          --          --
Litigation settlements...............................     23,550          --          --          --          --
Downsizing charge....................................     10,000       5,000          --          --          --
(Loss) earnings from operations......................   (150,943)   (274,476)     70,666      77,470      46,947
Other (expense) income, net..........................     (8,117)      5,609       5,608        (475)      1,138
(Loss) earnings before income taxes..................   (159,060)   (268,867)     76,274      76,995      48,085
Net (loss) earnings..................................   (159,228)   (221,368)     44,770      45,055      28,185
Net (loss) earnings per common and common equivalent
  share..............................................   $  (3.21)   $  (4.47)   $   0.86    $   1.00    $   0.63
Weighted average number of common and common
  equivalent shares outstanding......................     49,670      49,515      52,300      45,150      44,875

All common share information has been restated to reflect the three-for-two stock split in the form of a 50%
  stock dividend distributed on August 23, 1993.

------------------
(1) Includes results of operations of Acclaim Comics from July 29, 1994
(2) Includes results of operations of Iguana from January 4, 1995 and Lazer-Tron for the entire year
(3) Includes results of operations of Sculptured and Probe for the entire year

                                                                               AUGUST 31,
                                                        --------------------------------------------------------
                                                          1997        1996        1995        1994        1993
                                                        --------    --------    --------    --------    --------
BALANCE SHEET DATA:
Working capital (deficiency).........................   $(64,156)   $(10,039)   $200,455    $131,820    $ 80,564
Total assets.........................................    133,175     239,651     442,827     335,878     206,771
Current portion of long-term debt....................      1,002      25,527      25,196       1,538          87
Long-term liabilities................................     59,472       4,032         461      41,754       2,538
Stockholders' (deficiency) equity....................    (59,046)     93,589     314,707     175,243      96,867

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a developer, publisher and mass marketer of Software for use with Entertainment Platforms and Multimedia PCs. The Company operates its own Software design studios and a motion capture studio, and markets and distributes its Software in the major territories throughout the world. The Company's operating strategy is to develop Software for the Entertainment Platforms and Multimedia PCs that dominate the interactive entertainment market at a given time or which the Company perceives as having the potential for achieving mass market acceptance. The Company's strategy is to emphasize sports simulation and arcade-style titles for Entertainment Platforms, and fantasy/role-playing, adventure and sports simulation titles for Multimedia PCs. The Company intends to continue to support its existing key brands (such as Turok: Dinosaur Hunter, NFL Quarterback Club '98, World Wrestling Federation and NBA Jam) with the introduction of new titles supporting those brands and to develop one or more additional key brands each year based on its original and licensed properties, which may then be featured on an annual basis in successive titles.

     The Company also engages in: (i) the development and publication of comic books; (ii) the distribution of Software titles developed by other Software publishers; (iii) the marketing of its motion capture technology and studio services; and (iv) the development, marketing and distribution of coin-operated video arcade games.

     The Software industry is driven by the size of the installed base of Entertainment Platforms, such as those manufactured by Nintendo, Sony and Sega, and Multimedia PCs. The industry is characterized by rapid technological change, resulting in hardware platform and related Software product cycles. No single hardware platform or system has achieved long-term dominance in the interactive entertainment market.

     The rapid technological advances in game systems have significantly changed the look and feel of Software as well as the Software development process. According to Company estimates, the average development cost for a title for Entertainment Platforms and Multimedia PCs is currently between $1 million and $2 million, an increase over the average development cost for a title on earlier generation Entertainment Platforms. As a result of the Company's acquisitions of Iguana, Sculptured and Probe in 1995 (two of which were completed in fiscal
1996), the Company's general and administrative expenses were substantially higher in fiscal 1996 and fiscal 1997 as compared to prior periods. See 'Risk Factors.' Such expenses in the aggregate had a material adverse impact on the Company's profitability in fiscal 1996 and fiscal 1997.

     The Company recorded a loss from operations of $150.9 million and a net loss (on an after-tax basis) of $159.2 million for fiscal 1997. The net loss for the year reflects, among other things, a charge of $23.6 million for certain claims and litigations for which the settlement obligation is currently probable and estimable, a write-down of $25.2 million to reduce the carrying value of the goodwill associated with Acclaim Comics to its estimated undiscounted future cash flows, and downsizing charges of $10 million.

     As a result of the industry transition to 32- and 64-bit Entertainment Platforms, the Company's Software sales during fiscal 1996 and fiscal 1997 were significantly lower than in fiscal 1995. In addition, although the Company had acquired three Software studios (and had incurred increases in fixed overhead expenses), due to Software development lead times, the capacity of the studios to develop titles to be marketed by the Company soon after their acquisition was limited, and the Company continued to rely on independent studios for the development of its titles and incurred royalty and other expenses relating thereto. Accordingly, in fiscal 1997, management effected certain measures, including expense reductions and consolidation of certain operations, to align its operating expenses with anticipated revenues. See '--Operating Expenses.' Management believes, based on publicly available information and its own estimates, that the installed base of 32- and 64-bit Entertainment Platforms was approximately 3 million and 9 million units at the end of calendar 1996 and at September 30, 1997, respectively. Although management anticipates that such installed base will be approximately 13 million units by the end of calendar 1997 and that the Company's revenues in fiscal 1998 from sales of Software therefor will be higher than in fiscal 1997, the Company's revenues from sales of Software for the new Entertainment Platforms in fiscal 1998 will not be comparable to its revenues from sales of 16-bit Software in fiscal 1994 or 1995. No assurance can be given as to the future growth of the installed base of 32- and 64-bit Entertainment Platforms or of the Company's results of operations and profitability in future periods. See 'Risk Factors.'

     Based on information available in 1994 and based on its historical experience with respect to the transition from 8-bit to 16-bit platforms, the Company believed that Software sales for 16-bit platforms would, although continuing to decrease overall, still dominate the interactive entertainment market in 1995 and that such sales would remain substantial through the 1996 holiday season. Accordingly, although the Company's strategy for the Christmas 1995 season was to develop Software for multiple Entertainment Platforms and Multimedia PCs, the Company anticipated that substantially all of its revenues in fiscal 1995 would be derived from its 16-bit Software sales. The Company also anticipated that its sales of 32-bit and Multimedia PC Software in fiscal 1996 would grow as compared to fiscal 1995 but that the majority of its revenues in fiscal 1996 would still be derived from 16-bit Software sales. However, the 16-bit Software market matured much more rapidly than anticipated by the Company, the Company's Christmas 1995 16-bit Software sales were substantially lower than anticipated and, by April 1996, the Company derived minimal profits from such Software sales and made the decision to exit the 16-bit and portable cartridge markets.

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

     The Company recorded a loss from operations of $274.5 million and a net loss (on an after-tax basis) of $221.4 million for fiscal 1996. The net loss for the year reflected write-offs of receivables, the establishment of additional receivables and inventory reserves, severance charges incurred in connection with the downsizing of the Company and the reduction of certain deferred costs, as well as an operating loss for the year resulting primarily from price protection and similar concessions granted to retailers at greater than anticipated levels in connection with the Company's 16-bit and 32-bit Software. See 'Risk Factors.'

     The Company has released, and may continue to release, 16-bit and/or portable Software selectively to support its key brands and, if requested by a retailer, may produce additional units of particular title(s) on a special order basis. 16-bit and portable Software revenue represented 11% of gross revenues for the year ended August 31, 1997.

     The Company's ability to generate sales growth and profitability will be primarily dependent on the growth of the Software market for 32- and 64-bit Entertainment Platforms and Multimedia PCs, the Company's ability to identify, develop and publish 'hit' Software for Entertainment Platforms with significant installed bases and Multimedia PCs, the success of the Company's cost reduction efforts and its ability to develop and publish commercially viable titles after giving effect to such efforts and, to a lesser extent, the development of, and the generation of revenues from, the Company's other entertainment operations.

RESULTS OF OPERATIONS

     The following table sets forth certain statements of consolidated operations data as a percentage of net revenues for the periods indicated:

                                                                                    FISCAL YEAR ENDED
                                                                                        AUGUST 31,
                                                                                 ------------------------
                                                                                 1997      1996     1995
                                                                                 -----    ------    -----
Domestic revenues.............................................................    49.7%     58.7%    74.8%
Foreign revenues..............................................................    50.3      41.3     25.2
                                                                                 -----    ------    -----
Net revenues..................................................................   100.0     100.0    100.0
Cost of revenues..............................................................    54.3     118.4     51.4
                                                                                 -----    ------    -----
Gross profit (loss)...........................................................    45.7     (18.4)    48.6
Selling, advertising, general and administrative expenses.....................    72.0     113.4     31.9
Research and development expenses.............................................    18.6      21.4      1.8
Operating interest............................................................     1.1       4.0      0.7
Depreciation and amortization.................................................     9.8       9.2      1.7
Goodwill writedown............................................................    15.2        --       --

Litigation settlements........................................................    14.2        --       --
Downsizing charge.............................................................     6.1       3.1       --
                                                                                 -----    ------    -----
Total operating expenses......................................................   137.0     151.1     36.1
(Loss) earnings from operations...............................................   (91.3)   (169.5)    12.5
Other income (expense), net...................................................    (4.9)      3.5      1.0
(Loss) earnings before income taxes...........................................   (96.2)   (166.0)    13.5
Net (loss) earnings...........................................................   (96.3)   (136.7)     7.9

NET REVENUES

     The Company's gross revenues were derived from the following product categories:

                                                                                            1997*    1996*    1995*
                                                                                            -----    -----    -----
Portable Software........................................................................     2.0%     8.0%    10.0%
16-bit Software..........................................................................     9.0%    44.0%    74.0%
32-bit Software..........................................................................    37.0%    32.0%     5.0%
64-bit Software..........................................................................    33.0%      --       --
Multimedia PC Software...................................................................    15.0%    12.0%     4.0%
Other....................................................................................     4.0%     4.0%     7.0%

------------------
* The numbers in this chart do not give effect to sales credits and allowances granted by the Company in the periods covered since the Company does not track such credits and allowances by product category. Such credits and allowances were material to the Company's results of operations in fiscal 1996. Accordingly, the numbers presented may vary materially from those that would be disclosed if the Company were able to present such information as a percentage of net revenues.

     The increase in the Company's net revenues from $161.9 million for the year ended August 31, 1996 to $165.4 million for the year ended August 31, 1997 was predominantly due to sales of the Company's N64 title, Turok: Dinosaur Hunter, and lower returns and allowances.

     The decrease in the Company's net revenues from $566.7 million for the year ended August 31, 1995 to $161.9 million for the year ended August 31, 1996 was predominantly due to reduced unit sales of 16-bit Software, increased returns and allowances relating primarily to 16-bit Software and a reduction in average unit selling prices for 16-bit Software.

     The Company's revenues and operating results in fiscal 1996 and 1997 reflect principally the industry transition from 16-bit to 32- and 64-bit Entertainment Platforms. Management believes, based on publicly available information and its own estimates, that the installed base of 32- and 64-bit Entertainment Platforms was approximately 3 million and 9 million units at the end of calendar 1996 and at September 30, 1997, respectively. Although management anticipates that such installed base will be approximately 13 million units by the end of calendar 1997 and that the Company's revenues in fiscal 1998 from sales of Software therefor will be higher than in fiscal 1997, the Company's revenues from sales of Software for the new

Entertainment Platforms in fiscal 1998 will not be comparable to its revenues from sales of 16-bit Software in fiscal 1994 or 1995. No assurance can be given as to the future growth of the installed base of 32- and 64-bit Entertainment Platforms or of the Company's results of operations and profitability in future periods.

     In fiscal 1997, the Company effected a variety of cost reduction measures to reduce its operating expenses. Although the Company realized the benefits of such measures in the fourth quarter of fiscal 1997 in the form of reduced operating expenses as compared to prior quarters, no assurance can be given that such measures will not materially adversely affect the Company's ability to develop and publish commercially viable titles, or that such measures, whether alone or in conjunction with increased revenues, if any, will be sufficient to generate operating profits in fiscal 1998 and beyond. See 'Risk Factors.'

     A significant portion of the Company's revenues in any quarter are generally derived from Software first released in that quarter or in the immediately preceding quarter. In fiscal 1997, sales of Turok: Dinosaur Hunter accounted for approximately 33% of the Company's gross revenues. In fiscal 1996, no single title accounted for a significant portion of the Company's gross revenues and, in fiscal 1995, sales of NBA Jam Tournament Edition accounted for approximately 19% of the Company's gross revenues.

     In fiscal 1997, sales of Software manufactured by Interplay accounted for approximately 9% of the Company's gross revenues. See 'Business--Distribution of Affiliated Labels.'

     The Company is substantially dependent on Sony, Sega and Nintendo as the sole manufacturers of the hardware platforms marketed by them and as the sole licensors of the proprietary information and technology needed to develop Software for those platforms. For the years ended August 31, 1995, 1996 and 1997, the Company derived 47%, 29% and 41% of its gross revenues, respectively, from sales of Nintendo-compatible Software, 46%, 36% and 12% of its gross revenues, respectively, from sales of Sega-compatible Software and for the years ended August 31, 1996 and 1997, 19% and 28% of its gross revenues, respectively, from sales of Software for the Sony PlayStation.

GROSS PROFIT

     Gross profit fluctuates as a result of three factors: (i) the number of 'hit' titles and average unit selling prices of the Company's inventory; (ii) the Company's product mix (i.e., the percentage of sales of Multimedia PC Software and Software for CD-based Entertainment Platforms as compared to sales of Software for cartridge-based Entertainment Platforms); and (iii) the percentage of foreign sales to third party distributors. All royalties payable to Nintendo, Sony and Sega are included in cost of revenues.


     The Company's gross profit is adversely impacted by increases in the level of returns and allowances to retailers, which reduces the average unit price obtained for its Software sales. Similarly, lack of 'hit' titles or a low number of 'hit' titles, resulting in lower average unit sales prices, adversely impacts the Company's gross profits.

     The Company's margins on sales of Multimedia PC and other CD Software (currently, the 32-bit Sony PlayStation and Sega Saturn platforms) are higher than those on cartridge Software (currently, the Nintendo N64 and GameBoy platforms) as a result of significantly lower CD Software costs.

     The Company's margins on foreign Software sales to third party distributors are approximately one-third lower than those on sales that the Company makes directly to foreign retailers.

     Gross profit increased from $(29.8) million ((18)% of net revenues) for the year ended August 31, 1996 to $75.6 million (46% of net revenues) for the year ended August 31, 1997 primarily due to lower levels of returns and allowances.

     Gross profit decreased from $275.2 million (49% of net revenues) for the year ended August 31, 1995 to a gross loss of $(29.8) million ((18)% of net revenues) for the year ended August 31, 1996 primarily due to increased returns and allowances relating to 16-bit Software.

     Management anticipates that the Company's future gross profit will be affected principally by (i) the percentage of returns, sales credits and allowances and other similar concessions in respect of the Company's Software sales and (ii) the Company's product mix.

     The Company purchases substantially all of its Software (other than Software sold in Japan) at prices payable in United States dollars. Appreciation of the yen could result in increased prices charged by Sony, Sega or Nintendo to the Company (although, to date, none of them has effected such a price increase), which the Company may not be able to pass on to its customers and which could adversely affect its results of operations.

OPERATING EXPENSES

     Selling, advertising, general and administrative expenses decreased from $183.7 million (113% of net revenues) for the year ended August 31, 1996 to $119.0 million (72% of net revenues) for the year ended August 31, 1997. The decrease is primarily attributable to personnel and other cost reduction efforts initiated by the Company to reduce its operating expenses.

     Selling, advertising, general and administrative expenses increased from $180.9 million (32% of net revenues) for fiscal 1995 to $183.7 million (113% of net revenues) for fiscal 1996. The dollar increase is primarily attributable to increased overhead expenses relating to the operations of the studios in fiscal 1996. The percentage increase is primarily attributable to reduced sales volume.

     Research and development expenses decreased from $34.6 million (21% of net revenues) for the year ended August 31, 1996 to $30.8 million (19% of net revenues) for the year ended August 31, 1997 due to cost reduction efforts initiated by the Company (resulting in the reduction of ATG's activities and other research and development activities in the Company's Glen Cove location).

     Research and development expenses increased from $10.1 million (2% of net revenues) in fiscal 1995 to $34.6 million (21% of net revenues) in fiscal 1996 due to the increase in Software development resulting from the acquisition of the three Software studios in calendar 1995. A substantial portion of such expenses were previously included as royalties paid to independent Software studios.

     Operating interest expense decreased from $6.4 million (4% of net revenues) for the year ended August 31, 1996 to $1.8 million (1% of net revenues) for the year ended August 31, 1997. The decrease was primarily attributable to decreased sales volume and the resulting lower outstanding balances under the Company's principal credit facility.

     Operating interest expense increased from $4.0 million (0.7% of net revenues) for fiscal 1995 to $6.4 million (4% of net revenues) for fiscal 1996. The increase was primarily attributable to higher outstanding balances under the Company's principal credit facility.

     Depreciation and amortization increased from $9.5 million (2% of net revenue) for fiscal 1995 to $14.9 million (9% of net revenues) for fiscal 1996 and to $16.2 million (10% of net revenues) for fiscal 1997. The increase in both years is primarily attributable to depreciation relating to fixed assets held by the Software studios and to the reduction, in fiscal 1996, of the estimated remaining life of goodwill relating to Acclaim Comics from forty to twenty years.

     Downsizing charges of approximately $10 million relating primarily to employee severance, lease commitments for idle facilities and write-offs of non-productive fixed assets were recorded in fiscal 1997. Management believes that the Company has begun to realize operating expense reductions resulting therefrom commencing in the fourth quarter of fiscal 1997.

     Due to continuing operating losses incurred by Acclaim Comics, management's assessment of the current state of the comic book industry and management's current projections for Acclaim Comics' operations, in fiscal 1997, management believed that there was an impairment in the carrying value of the goodwill relating to Acclaim Comics. Accordingly, in the third quarter of fiscal 1997, the Company recorded a write-down of $25.2 million to reduce the carrying value of the goodwill associated with Acclaim Comics to its estimated undiscounted future cash flows.

     In conjunction with certain claims and litigations for which the settlement obligation is currently probable and estimable (see 'Business--Recent Developments,' 'Risk Factors--Litigation' and 'Legal Proceedings'), the Company recorded a charge of $23.6 million during the year ended August 31, 1997. No assurance can be given that the Company will not be required to record additional material charges in future periods in conjunction with the various litigations to which the Company is a party.

SEASONALITY

     The Company's business is seasonal, with higher revenues and operating income typically occurring during its first, second and fourth fiscal quarters (which correspond to the Christmas and post-Christmas selling season). The timing of the delivery of Software titles and the releases of new titles cause material fluctuations in the Company's quarterly revenues and earnings.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used net cash in operating activities of approximately $29.2 million and $38.3 million during fiscal 1997 and 1996, respectively. An income tax refund of approximately $54 million related to the carryback of the Company's loss for fiscal 1996 was included in the net cash used in operating activities during fiscal 1997. See '--Overview.'

     The Company used net cash from operating activities of approximately $38.3 million and $7.3 million in fiscal 1996 and 1995, respectively. The decrease in net cash from operations in fiscal 1996 as compared to fiscal 1995 was primarily attributable to a decrease in cash received from customers. The decrease in cash received from customers is primarily attributable to lower sales resulting from the maturation of the 16-bit market and the related transition to 32- and 64-bit platforms. See '--Overview.'

     The Company derived net cash from investing activities of approximately $14.5 million and $7.4 million during fiscal 1997 and 1996, respectively. The increase in net cash from investing activities in fiscal 1997 as compared to fiscal 1996 is primarily attributable to reduced expenditures for fixed assets, offset by lower proceeds (approximately $10.2 million and $14.6 million in fiscal 1997 and fiscal 1996, respectively) derived from the sale of marketable securities (due to sales of a lower number of such securities).

     The Company derived net cash from investing activities of approximately $7.4 million and $26.4 million in fiscal 1996 and 1995, respectively. The decrease in net cash from investing activities in fiscal 1996 as compared to fiscal 1995 is primarily attributable to lower proceeds (approximately $14.6 million and $57.2 million in fiscal 1996 and 1995, respectively) derived from the sale of marketable securities (due to sales of a lower number of such securities), partially offset by (i) higher cash associated with the acquisition of certain subsidiaries (approximately $7.9 million from Sculptured and Probe in fiscal 1996 as compared to $1.7 million from Lazer-Tron and Iguana in fiscal
1995), which reflects cash held by subsidiaries at the respective dates of acquisition, and (ii) lower cash expended on the acquisition of fixed assets in fiscal 1996 as compared to fiscal 1995. See Notes 5, 6 and 9 of Notes to Consolidated Financial Statements.

     The Company derived net cash from financing activities of approximately $19.4 million and $5.0 million in fiscal 1997 and 1996, respectively, and used net cash in financing activities of approximately $9.6 million during fiscal 1995. The increase in net cash derived from financing activities in fiscal 1997 as compared to fiscal 1996 is primarily attributable to the offering in February 1997 of $50.0 million of 10% Convertible Subordinated Notes ('Notes') due March 1, 2002 with interest payable semiannually commencing September 1, 1997. The

Notes were sold at par with proceeds to the Company of $47.4 million, net of expenses. The indenture governing the Notes contains covenants that, among other things, substantially limit the Company's ability to incur additional indebtedness, issue preferred stock, pay dividends and make certain other payments. The Notes are convertible into shares of Common Stock at any time prior to maturity, unless previously redeemed, at a conversion price of $5.18 per share, subject to adjustment under certain conditions. The Notes are redeemable, in whole or in part, at the option of the Company (subject to the rights of holders of senior indebtedness) at 104% of the principal balance at any time on or after March 1, 2000 through February 28, 2001 and at 102% of the principal balance thereafter to maturity.

     In connection with its acquisition by the Company, Acclaim Comics entered into a term loan agreement with Midland Bank plc ('Midland') for $40 million. On February 26, 1997, the Company used $16 million of the proceeds from the issuance of the Notes to repay in full the outstanding balance of the Midland loan.

     The increase in net cash provided by financing activities in fiscal 1996 as compared to fiscal 1995 is primarily attributable to (i) proceeds from mortgage financing of the Company's headquarters in Glen Cove, (ii) the restructuring of the Midland financing in fiscal 1995, which required pre-payment of a portion of such debt, and (iii) an increase in proceeds from short-term bank loans in fiscal 1996. See Notes 10 and 12 of Notes to Consolidated Financial Statements.

     The Company generally purchases its inventory of Sony, Nintendo and Sega (to the extent not manufactured by the Company) Software by opening letters of credit when placing the purchase order. At August 31, 1997, the amount outstanding under letters of credit was approximately $5.4 million. Other than such letters of credit, the Company does not currently have any material operating or capital expenditure commitments.

     The Company has a revolving credit and security agreement with BNY Financial Corporation ('BNY'), its principal domestic bank, which agreement expires on January 31, 2000. The credit agreement will be automatically renewed for another year by its terms, unless terminated upon 90 days' prior notice by either party. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined on a formula based on factored receivables and inventory, which advances are secured by the Company's assets. This bank also acts as the Company's factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At August 31, 1997, the factoring charge was 0.25% of the receivables assigned and the interest on advances was at the bank's prime rate plus one percent. As of August 31, 1997, the Company was in default of various financial and other covenants under its revolving credit agreement. The lender has waived these defaults. See Note 7 of Notes to Consolidated Financial Statements and 'Risk Factors--Liquidity and Bank Relationships.'

     The Company is also party to a mortgage arrangement with Fleet Bank ('Fleet') relating to its corporate headquarters. At August 31, 1997, the outstanding principal balance of the Fleet loan was $3.7 million. See Note 12 of Notes to Consolidated Financial Statements and 'Risk Factors--Liquidity and Bank Relationships.'

     Management currently anticipates, based on the anticipated continued growth of the installed base of 32-and 64-bit Entertainment Platforms and the cost reduction efforts effected by the Company, that the Company's cash flows from operations will be sufficient to cover its operating expenses in fiscal 1998. However, no assurance can be given as to the sufficiency of such cash flows in fiscal 1998 or beyond. To provide for its short-and long-term liquidity needs, the Company has significantly reduced the number of its employees, raised $47.4 million of net proceeds from the issuance of Notes, sold substantially all of the assets of Lazer-Tron, is consolidating its studio operations to reduce their overhead expenses and is currently pursuing various alternatives, including further expense reductions and the sale of other assets. There can be no assurance that further cost reductions will be effected or that additional sales of assets can be effected on satisfactory terms. In addition, the Company's future liquidity will be materially dependent on its ability to develop and market Software that achieves widespread market acceptance for use with the hardware platforms that dominate the market. There can be no assurance that the Company will be able to publish titles for hardware platforms with significant installed bases.

     The Company is party to various litigations arising in the course of its business, the resolution of none of which, the Company believes, will have a material adverse effect on the Company's liquidity, financial condition and results of operations. The Company is also party to certain class action litigations. In conjunction with certain claims and litigations for which the settlement obligation is currently probable and estimable (see 'Business-- Recent Developments,' 'Risk Factors--Litigation' and 'Legal Proceedings'), the Company recorded a charge of $23.6 million in the year ended August 31, 1997. No assurance can be given that the Company will not be required to record additional material charges in future periods in conjunction with the various litigations to which the Company is a party. See Note 20(a) of Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Acclaim Entertainment, Inc.

     We have audited the accompanying consolidated balance sheets of Acclaim Entertainment, Inc. and Subsidiaries as of August 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' (deficiency) equity and cash flows for the years then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for the years ended August 31, 1997 and 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acclaim Entertainment, Inc. and Subsidiaries as of August 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's significant losses from operations in fiscal 1997 and 1996 and its working capital and stockholders' deficiencies at August 31, 1997 raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The fiscal 1996 selected quarterly financial data in Note 21 contain information that we did not audit, and, accordingly, we do not express an opinion on that data. We attempted but were unable to review the quarterly data in accordance with standards established by the American Institute of Certified Public Accountants because we believe that the Company's internal control structure policies and procedures for the preparation of interim financial information during fiscal 1996 did not provide an adequate basis to enable us to complete such a review.

KPMG PEAT MARWICK LLP

New York, New York
November 5, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders,
Acclaim Entertainment, Inc.

     We have audited the accompanying consolidated statements of operations, stockholders' (deficiency) equity and cash flows of Acclaim Entertainment, Inc. and Subsidiaries for the year ended August 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Acclaim Entertainment, Inc. and Subsidiaries for the year ended August 31, 1995 in conformity with generally accepted accounting principles.

     We have also audited financial statement schedule II of Acclaim Entertainment, Inc. and Subsidiaries for the year ended August 31, 1995. In our opinion, the financial statement schedule presents fairly, in all material respects, the information required to be set forth therein.

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

GRANT THORNTON LLP

New York, New York
December 8, 1995

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (IN 000S, EXCEPT PER SHARE DATA)

                                                                AUGUST 31,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
ASSETS
  Current assets
     Cash and cash equivalents..........................   $ 26,254    $ 18,814
     Marketable equity securities.......................         --      11,278
     Accounts receivable--net...........................     18,729      20,478
     Inventories........................................      3,546       8,052
     Prepaid expenses...................................     20,250      18,513
     Income taxes receivable............................         --      54,334
                                                           --------    --------
          Total current assets..........................     68,779     131,469
                                                           --------    --------
  Other assets
     Fixed assets--net..................................     34,268      42,779
     Excess of cost over net assets acquired--net of
      accumulated amortization of $17,104 and $13,052,
      respectively......................................     23,547      54,939
     Other assets.......................................      6,581      10,464
                                                           --------    --------
          Total assets..................................   $133,175    $239,651
                                                           --------    --------
                                                           --------    --------
LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
  Current liabilities
     Trade accounts payable.............................   $ 17,007    $ 29,749
     Short-term borrowings..............................        643       5,321
     Accrued expenses...................................    107,928      78,506
     Income taxes payable...............................      4,840         724
     Current portion of long-term debt..................      1,002      25,527
     Obligation under capital leases--current...........      1,515       1,681
                                                           --------    --------
          Total current liabilities.....................    132,935     141,508
                                                           --------    --------
  Long-term liabilities
     Long-term debt.....................................     52,655          --
     Obligation under capital leases--noncurrent........      2,264       3,685
     Other long-term liabilities........................      4,553         347
                                                           --------    --------
          Total liabilities.............................    192,407     145,540
                                                           --------    --------
  Minority interest.....................................       (186)        522

  Stockholders' (deficiency) equity
     Preferred stock, $0.01 par value; 1,000 shares
      authorized; none issued...........................         --          --
     Common stock, $0.02 par value; 100,000 shares
      authorized; 50,122 and 50,041 shares issued,
      respectively......................................      1,002       1,001
     Additional paid in capital.........................    173,373     165,782
     Accumulated deficit................................   (229,870)    (70,642)
     Treasury stock, 474 and 348 shares, respectively...     (2,904)     (1,813)
     Foreign currency translation adjustment............       (647)       (754)
     Unrealized gain on marketable equity securities....         --          15
                                                           --------    --------
          Total stockholders' (deficiency) equity.......    (59,046)     93,589
                                                           --------    --------
          Total liabilities and stockholders'
           (deficiency) equity..........................   $133,175    $239,651
                                                           --------    --------
                                                           --------    --------

                See notes to consolidated financial statements.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                        (IN 000S, EXCEPT PER SHARE DATA)

                                                 FISCAL YEAR ENDED AUGUST 31,
                                              ----------------------------------
                                                1997         1996         1995
                                              ---------    ---------    --------
NET REVENUES...............................   $ 165,411    $ 161,945    $566,723
COST OF REVENUES...........................      89,818      191,790     291,474
                                              ---------    ---------    --------
GROSS PROFIT (LOSS)........................      75,593      (29,845)    275,249
                                              ---------    ---------    --------

OPERATING EXPENSES
  Selling, advertising, general and
     administrative expenses...............     118,993      183,722     180,957
  Research and development expenses........      30,824       34,582      10,126
  Operating interest.......................       1,749        6,417       3,957
  Depreciation and amortization............      16,220       14,910       9,543
  Goodwill writedown.......................      25,200           --          --
  Litigation settlements...................      23,550           --          --
  Downsizing charge........................      10,000        5,000          --
                                              ---------    ---------    --------
  Total operating expenses.................     226,536      244,631     204,583
                                              ---------    ---------    --------
(LOSS) EARNINGS FROM OPERATIONS............    (150,943)    (274,476)     70,666

OTHER INCOME (EXPENSE)
  Interest income..........................       2,186        3,845       2,131
  Other (expense) income...................      (5,702)       4,103       6,859
  Interest expense.........................      (4,601)      (2,339)     (3,382)
                                              ---------    ---------    --------
(LOSS) EARNINGS BEFORE INCOME TAXES........    (159,060)    (268,867)     76,274
                                              ---------    ---------    --------
PROVISION FOR (BENEFIT FROM) INCOME
  TAXES....................................         882      (46,393)     31,625
                                              ---------    ---------    --------
(LOSS) EARNINGS BEFORE MINORITY INTEREST...    (159,942)    (222,474)     44,649
                                              ---------    ---------    --------
MINORITY INTEREST..........................         714        1,106         121
                                              ---------    ---------    --------
NET (LOSS) EARNINGS........................   $(159,228)   $(221,368)   $ 44,770
                                              ---------    ---------    --------
                                              ---------    ---------    --------
NET (LOSS) EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE.........................   $   (3.21)   $   (4.47)   $   0.86
                                              ---------    ---------    --------

                                              ---------    ---------    --------
WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING.....      49,670       49,515      52,300
                                              ---------    ---------    --------
                                              ---------    ---------    --------

                See notes to consolidated financial statements.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' (DEFICIENCY) EQUITY
                        (IN 000S, EXCEPT PER SHARE DATA)

                                      PREFERRED
                                       STOCK(1)      COMMON STOCK
                                    --------------  --------------
                                                                                              (ACCUMULATED             FOREIGN
                                        ISSUED          ISSUED      ADDITIONAL                  DEFICIT)               CURRENCY
                                    --------------  --------------   PAID-IN      DEFERRED      RETAINED    TREASURY  TRANSLATION
                                    SHARES  AMOUNT  SHARES  AMOUNT   CAPITAL    COMPENSATION    EARNINGS     STOCK    ADJUSTMENT
                                    ------  ------  ------  ------  ----------  ------------  ------------  --------  ----------
BALANCE AUGUST 31, 1994                --      --   39,348  $ 787    $ 69,246           --     $  106,571   $  (807)   $   (554)
                                    ------  ------  ------  ------  ----------  ------------  ------------  --------  ----------
 Net Earnings......................    --      --       --     --          --           --         44,770        --          --
 Issuances.........................    --      --    5,182    104      83,659     $(12,292)            --        --          --
 Deferred compensation expense.....    --      --       --     --          --        1,640             --        --          --
 Exercise of Stock Options.........    --      --      628     13       4,170           --             --        --          --
 Pooling of Interests with
   Lazer-Tron......................    --      --    1,123     22      10,609           --          1,800        --          --
 Tax Benefit from Exercise of Stock
   Options.........................    --      --       --     --       1,101           --             --        --          --
 Foreign Currency Translation
   Gain............................    --      --       --     --          --           --             --        --       1,365
 Unrealized Gain on Marketable
   Equity Securities...............    --      --       --     --          --           --             --        --          --
                                    ------  ------  ------  ------  ----------  ------------  ------------  --------  ----------
BALANCE AUGUST 31, 1995                --      --   46,281    926     168,785      (10,652)       153,141      (807)        811
                                    ------  ------  ------  ------  ----------  ------------  ------------  --------  ----------
 Net Loss..........................    --      --       --     --          --           --       (221,368)       --          --
 Issuances of Common Stock and
   Options.........................    --      --      463      9       7,756       (7,765)            --        --          --
 Deferred compensation expense.....    --      --       --     --          --        3,304             --        --          --
 Exercise of Stock Options and
   Warrants........................    --      --      552     11       3,711           --             --        --          --
 Pooling of Interests with
   Sculptured and Probe............    --      --    2,745     55         (55)          --         (2,415)       --          --
 Tax Benefit from Exercise of Stock
   Options.........................    --      --       --     --         698           --             --        --          --
 Employee shares returned or
   repurchased.....................    --      --       --     --          --           --             --    (1,006)         --
 Foreign Currency Translation
   Loss............................    --      --       --     --          --           --             --        --      (1,565)
 Unrealized Loss on Marketable
   Equity Securities...............    --      --       --     --          --           --             --        --          --
                                    ------  ------  ------  ------  ----------  ------------  ------------  --------  ----------
BALANCE AUGUST 31, 1996                --      --   50,041  1,001     180,895      (15,113)       (70,642)   (1,813)       (754)
                                    ------  ------  ------  ------  ----------  ------------  ------------  --------  ----------
 Net Loss..........................    --      --       --     --          --           --       (159,228)       --          --

 Issuances and Cancellations of
   Warrants and Options............    --      --       --     --         722          566             --        --          --
 Deferred compensation expense.....    --      --       --     --          --        6,134             --        --          --
 Exercise of Stock Options.........    --      --       81      1         169           --             --        --          --
 Employee shares returned or
   repurchased.....................    --      --       --     --          --           --                   (1,091)         --
 Foreign Currency Translation
   Gain............................    --      --       --     --          --           --             --        --         107
 Unrealized Loss on Marketable
   Equity Securities...............    --      --       --     --          --           --             --        --          --
                                    ------  ------  ------  ------  ----------  ------------  ------------  --------  ----------
BALANCE AUGUST 31, 1997                --      --   50,122  $1,002   $181,786     $ (8,413)    $ (229,870)  $(2,904)   $   (647)
                                    ------  ------  ------  ------  ----------  ------------  ------------  --------  ----------
                                    ------  ------  ------  ------  ----------  ------------  ------------  --------  ----------


                                       UNREALIZED
                                     GAIN (LOSS) ON
                                       MARKETABLE
                                         EQUITY
                                       SECURITIES      TOTAL
                                     --------------  ---------
BALANCE AUGUST 31, 1994                      --      $ 175,243
                                         ------      ---------

 Net Earnings......................          --         44,770
 Issuances.........................          --         71,471
 Deferred compensation expense.....          --          1,640
 Exercise of Stock Options.........          --          4,183
 Pooling of Interests with
   Lazer-Tron......................          --         12,431
 Tax Benefit from Exercise of Stock
   Options.........................          --          1,101
 Foreign Currency Translation
   Gain............................          --          1,365
 Unrealized Gain on Marketable
   Equity Securities...............      $2,503          2,503
                                         ------      ---------

BALANCE AUGUST 31, 1995                   2,503        314,707
                                         ------      ---------

 Net Loss..........................          --       (221,368)
 Issuances of Common Stock and
   Options.........................          --             --
 Deferred compensation expense.....          --          3,304
 Exercise of Stock Options and
   Warrants........................          --          3,722
 Pooling of Interests with
   Sculptured and Probe............          --         (2,415)
 Tax Benefit from Exercise of Stock
   Options.........................          --            698

 Employee shares returned or
   repurchased.....................          --         (1,006)
 Foreign Currency Translation
   Loss............................          --         (1,565)
 Unrealized Loss on Marketable
   Equity Securities...............      (2,488)        (2,488)
                                         ------      ---------

BALANCE AUGUST 31, 1996                      15         93,589
                                         ------      ---------

 Net Loss..........................          --       (159,228)
 Issuances and Cancellations of
   Warrants and Options............          --          1,288
 Deferred compensation expense.....          --          6,134
 Exercise of Stock Options.........          --            170
 Employee shares returned or
   repurchased.....................          --         (1,091)
 Foreign Currency Translation
   Gain............................          --            107
 Unrealized Loss on Marketable
   Equity Securities...............         (15)           (15)
                                         ------      ---------

BALANCE AUGUST 31, 1997                  $    0      $ (59,046)
                                         ------      ---------
                                         ------      ---------

------------------
(1) The Company is authorized to issue 1,000 shares of preferred stock at a par value of $0.01 per share, none of which shares is presently issued and outstanding.

                See notes to consolidated financial statements.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (IN 000S, EXCEPT PER SHARE DATA)

                                               FISCAL YEAR ENDED AUGUST 31,
                                            ----------------------------------
                                              1997         1996         1995
                                            ---------    ---------    --------
CASH FLOWS (USED IN) PROVIDED BY
  OPERATING ACTIVITIES:
  Net (Loss) Earnings....................   $(159,228)   $(221,368)   $ 44,770
                                            ---------    ---------    --------
ADJUSTMENTS TO RECONCILE NET (LOSS)
  EARNINGS TO NET CASH (USED IN) PROVIDED
  BY OPERATING ACTIVITIES:
  Depreciation and amortization..........      41,420       14,910       9,543
  Loss (gain) on sale of marketable
     securities..........................       1,022       (3,690)     (5,968)
  Provision for returns and discounts....      28,161      214,079      25,081
  Deferred income taxes..................          --        4,264       8,610
  Minority interest in net (loss)
     of consolidated subsidiary..........        (714)      (1,106)       (121)
  Deferred compensation expense..........       6,134        3,304       1,640
  Non-cash inventory charges.............          --       25,753          --
  Non-cash royalty charges...............      15,010       30,432          --
  Litigation settlements.................      23,550           --          --
  Other non-cash items...................       1,403        1,577       1,751

  CHANGE IN ASSETS AND LIABILITIES, NET
     OF EFFECTS OF ACQUISITIONS:
     (Increase) in accounts receivable...     (28,480)     (28,123)    (35,754)
     Decrease (Increase) in
       inventories.......................       1,299      (17,842)      1,298
     (Increase) Decrease in prepaid
       expenses..........................     (10,250)       6,759     (17,345)
     Decrease (Increase) in other current
       assets............................         319          (19)     (8,813)
     (Decrease) in trade accounts
       payable...........................     (11,598)     (21,046)    (23,031)
     (Decrease) Increase in accrued
       expenses..........................      (1,056)     (14,612)        580
     Increase (Decrease) in income taxes
       payable...........................       4,873      (31,572)     (9,507)
     Decrease in income taxes
       receivable........................      54,334           --          --
     Increase in other long-term
       liabilities.......................       4,553           --          --

                                            ---------    ---------    --------
     Total adjustments...................     129,980      183,068     (52,036)
                                            ---------    ---------    --------
       Net cash (used in) operating
          activities.....................     (29,248)     (38,300)     (7,266)
                                            ---------    ---------    --------

CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES:
  Acquisition/divestiture of
     subsidiaries, net...................       6,964        7,912       1,743
  Sales of marketable equity
     securities..........................      10,241       14,599      57,160
  Acquisition of fixed assets, excluding
     capital leases......................      (2,671)     (13,488)    (29,862)
  Disposal of fixed assets...............         334          133         284
  Acquisition of other assets............        (340)      (1,731)     (2,919)
                                            ---------    ---------    --------
     Net cash provided by investing
       activities........................      14,528        7,425      26,406
                                            ---------    ---------    --------

CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES:
  Proceeds from convertible subordinated
     notes...............................      47,400           --          --
  Proceeds from mortgage.................          --        6,676          --
  Payment of mortgage....................      (2,870)        (223)     (1,342)
  Proceeds from short-term bank loans....      12,761       15,873      11,304
  Payment of short-term bank loans.......     (17,095)     (14,337)     (8,769)
  Exercise of stock options..............         170        3,722       4,183
  Payment of obligation under capital
     leases..............................      (2,376)        (496)       (292)
  Issuance of common stock...............          --            4       1,398
  Payment of long-term debt..............     (19,000)      (6,196)    (16,046)
  Other financing activities.............         458           --          --
                                            ---------    ---------    --------
     Net cash provided by (used in)
       financing activities..............      19,448        5,023      (9,564)
                                            ---------    ---------    --------
  Effect of exchange rate changes on
     cash................................       2,712          (83)        497
                                            ---------    ---------    --------
  Net increase (decrease) in cash........       7,440      (25,935)     10,073
  Cash at beginning of year..............      18,814       44,749      34,676
                                            ---------    ---------    --------
  Cash at end of year....................   $  26,254    $  18,814    $ 44,749
                                            ---------    ---------    --------
                                            ---------    ---------    --------

                See notes to consolidated financial statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (IN 000S, EXCEPT PER SHARE DATA)

                                               FISCAL YEAR ENDED AUGUST 31,
                                            ----------------------------------
                                              1997         1996         1995
                                            ---------    ---------    --------
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND
  FINANCING ACTIVITIES:
  Acquisition of equipment under capital
     leases..............................   $     391    $   4,631    $     91

CASH PAID DURING THE YEAR FOR:
  Interest...............................   $  (6,350)   $  (8,756)   $ (7,339)
  Income taxes received (paid)...........      57,148       18,719     (22,127)

     In fiscal 1995, the Company purchased all of the capital stock of Iguana Entertainment, Inc. for $5,513, net of cash received. In connection with the acquisition, liabilities assumed were as follows:

Fair value of assets acquired......   $ 9,179
Cash paid for the capital stock....    (5,513)
                                      -------
Liabilities assumed................   $ 3,666
                                      -------
                                      -------

     In fiscal 1995, the Company issued 4,349 shares of its common stock, valued at $71,472 in exchange for 3,403 Class A common shares of Tele-Communications, Inc.

                See notes to consolidated financial statements.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FISCAL YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                        (IN 000S, EXCEPT PER SHARE DATA)

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  A. Business

     Acclaim Entertainment, Inc. and its subsidiaries ('Acclaim' or the 'Company') is a mass market entertainment company whose principal business to date has been developing, publishing and distributing interactive entertainment software. The Company also develops and publishes comic books, markets its motion capture technology and studio services and distributes coin-operated video arcade games.

  B. Principles of Consolidation

     The consolidated financial statements include the accounts of Acclaim and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

  F. Prepaid Royalties


     Royalty advances represent advance payments made to independent software developers and licensors of intellectual properties. All such payments are recoupable against future royalties in excess of minimum nonrefundable advances made in respect of software developed or intellectual properties licensed under the terms of the agreements. Prepaid royalties are expensed as selling expenses at contractual royalty rates based on actual net product sales. That portion of prepaid royalties deemed unlikely to be recovered through product sales is charged to selling expenses. Royalty advances are classified as current and noncurrent assets based on estimated net product sales within the next year.

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

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

               FISCAL YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                        (IN 000S, EXCEPT PER SHARE DATA)

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  H. Excess of Cost Over Net Assets Acquired

     Excess of cost over net assets acquired is being amortized on the straight-line basis over periods ranging from five to twenty years. As of August 31, 1997, the balance, net of accumulated amortization, is comprised of $21,220 related to the fiscal 1994 acquisition of Acclaim Comics, Inc., which is being amortized on a straight-line basis over 20 years since the fourth quarter of fiscal 1996, and previously over forty years, and $2,327 related to the acquisition of Iguana Entertainment, Inc., which is being amortized over five years (Note 5). It is the Company's policy to evaluate and recognize an impairment of goodwill if it is probable that the recorded amounts are in excess of anticipated undiscounted future cash flows.

     Due to continuing operating losses incurred by Acclaim Comics, management's assessment of the current state of the comic book industry and management's current projections for Acclaim Comics' operations, in fiscal 1997, management believed that there was an impairment in the carrying value of the goodwill relating to Acclaim Comics. Accordingly, in the third quarter of fiscal 1997 the Company recorded a write-down of $25,200 of goodwill to reduce the carrying value of the goodwill associated with Acclaim Comics to its estimated undiscounted future cash flows.

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

  K. Long-Lived Assets

     The Company reviews long-lived assets, such as fixed assets and certain identifiable intangibles to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

  L. Foreign Currency Translations

     Assets and liabilities of foreign operations are translated at rates of exchange at the end of the period, while results of operations are translated at average exchange rates in effect for the period. Unrealized gains and losses from the translation of foreign assets and liabilities are classified as a separate component of stockholders' equity. Included in other income (expense) are realized gains and (losses) from foreign currency transactions of $2,668, ($5,074), $2,917, ($2,832) and $5,092, ($4,576) in fiscal 1997, 1996, and 1995, respectively. The Company does not enter into material foreign currency hedging transactions.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

               FISCAL YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                        (IN 000S, EXCEPT PER SHARE DATA)


1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  M. Accounting for Stock-Based Compensation

     The Company records compensation expense for employee and director stock options and warrants if the current market price of the underlying stock exceeds the exercise price on the date of the grant. On September 1, 1996, the Company adopted SFAS No. 123, 'Accounting for Stock-Based Compensation'. The Company has elected not to implement the fair value based accounting method for employee and director stock options and warrants, but has elected to disclose the pro forma net earnings and pro forma earnings per share including employee and director stock option and warrant grants made beginning in fiscal 1996 as if such method had been used to account for stock-based compensation cost as described in SFAS No. 123.

  N. Financial Instruments

     As of August 31, 1997, the fair value of certain financial instruments including cash and equivalents, receivables, trade accounts payable, short-term borrowings and certain other liabilities approximates book value due to the short maturity of these instruments. The carrying value of the Company's mortgage note payable approximated fair value since this instrument has a prime based interest rate that is adjusted for market rate fluctuations. The fair value of the 10% convertible Subordinated Notes at August 31, 1997 was approximately $40,000, based on a quoted market value.

  O. Estimates

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

  P. Reclassifications

     Certain reclassifications were made to prior period amounts to conform to the current period presentation format.

2. LIQUIDITY

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's significant losses from operations in fiscal 1997 and 1996 and working capital and stockholders' deficiencies at August 31, 1997 could impact the Company's ability to meet its obligations as they become due.

     The Company believed that the majority of its software revenues in fiscal 1996 and a portion of fiscal 1997 would be derived from 16-bit software sales. However, the 16-bit software market matured much more rapidly than anticipated by the Company (Note 3) and the installed base of new hardware platforms, such as the Nintendo N64, from which the Company derived a significant portion of its fiscal 1997 software revenues, was not yet significant compared to that for 16-bit software products. Due to these factors and the increased fixed operating costs primarily attributable to the acquisition of software development studios, the Company's results of operations and liquidity in fiscal 1997 were materially adversely affected. Short-term liquidity concerns were alleviated in February 1997, when the Company received $47,400 from the issuance of unsecured 10% Convertible Subordinated Notes (Note 12(A)) and in November, 1996 when it received an income tax refund of approximately $54,000 related to the carryback of its loss for fiscal 1996. The Company, to enhance its long-term

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

               FISCAL YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                        (IN 000S, EXCEPT PER SHARE DATA)

2. LIQUIDITY--(CONTINUED)

liquidity, in fiscal 1997 has significantly reduced the number of its personnel, sold substantially all of the assets of its coin-operated redemption games subsidiary, is consolidating certain of its studio operations to reduce their overhead expenses and is also pursuing various alternatives, including the sale of certain other assets and further expense reductions. In addition, through October 31, 1997, the Company released a number of titles in the first quarter of fiscal 1998, including two additional titles for the N64 hardware platform. Shipments of these products, totaling approximately $40,000 were collateralized under bank letters of credit. The Company's future long-term liquidity will be materially dependent on its ability to develop and market new software products that achieve widespread market acceptance for use with the hardware platforms that dominate the market.

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

     In addition, in fiscal 1996, the Company did not release 'hits' for hardware platforms with significant installed bases, as it had in prior years and offered concessions (primarily discounts) to its customers at higher than anticipated levels in order to manage 16-bit software inventory levels. Finally, the Company exited the 16-bit and portable software markets in April 1996.


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

     The following presents the effect of the special cartridge video charge upon fiscal 1996 net revenues and cost of revenues:

                                       1996
                                    ----------
Gross Revenues...................   $  376,024
Sales credits and allowances.....      123,555
                                    ----------
                                       252,469
Special Cartridge Video Charge...       90,524
                                    ----------
Net revenues.....................   $  161,945
                                    ----------
Cost of revenues.................   $  168,335
Special Cartridge Video Charge...       23,455
                                    ----------
                                    $  191,790
                                    ----------
Gross Loss.......................   $  (29,845)
                                    ----------
                                    ----------

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

               FISCAL YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                        (IN 000S, EXCEPT PER SHARE DATA)

4. LICENSE AGREEMENTS


     The Company has various license agreements with Nintendo Co., Ltd. (Japan) (Nintendo Co., Ltd. and its subsidiary, Nintendo of America, Inc., are collectively herein referred to as 'Nintendo') pursuant to which it has the nonexclusive right to utilize the 'Nintendo' name and its proprietary information and technology in order to develop and market interactive entertainment software ('Software') for use with various 8-bit, 16-bit and portable Nintendo platforms in various territories throughout the world. The Company also has an agreement with Nintendo to develop and market N64 Software titles in the Western Hemisphere. The license agreements with Nintendo for the different platforms expire at various times through 2000.

     In April 1992, the Company entered into an agreement with Sega Enterprises Ltd. ('Sega'), pursuant to which the Company received the nonexclusive right to utilize the 'Sega' name and its proprietary information and technology in order to develop and distribute software titles for use with various Sega platforms. The Company exercised its option to extend the Sega Agreement, which agreement, as amended, expired in December 1995. The Company is currently negotiating a new agreement with Sega. In the interim, the Company and Sega are continuing to operate under the terms of the expired Sega Agreement, and with respect to the Sega Saturn hardware platform are operating under an oral agreement. The Company believes that the impact, if any, of a new agreement with Sega will not have a material adverse effect on its financial condition or results of operations.

     In December 1994, the Company entered into an agreement with Sony Computer Entertainment of America pursuant to which the Company received the nonexclusive right to utilize its proprietary information and technology in order to develop and distribute Software titles for use with the Sony PlayStation(TM) in North America, Europe and Asia for a four year period expiring in December 1998.

5. ACQUISITIONS AND DIVESTITURES

  Sculptured Software, Inc.

     On October 10, 1995, the Company acquired all the issued and outstanding stock of Sculptured Software Inc., a software developer, pursuant to an Agreement and Plan of Merger dated October 9, 1995 for 1,013 shares of the Company's common stock.

     The acquisition was accounted for as a pooling of interests and accordingly, the Company's financial statements for the year ended August 31, 1996 include the results of Sculptured. Prior period financial statements were not restated as the acquisition had an immaterial effect upon previously reported revenue and net income of the consolidated entities.

  Probe Entertainment Ltd.

     On October 16, 1995, the Company acquired all the issued and outstanding stock of Probe Entertainment Ltd., a software developer, pursuant to an Agreement and Plan of Merger dated October 10, 1995 for 1,732 shares of the Company's common stock.

     The acquisition was accounted for as a pooling of interests and, accordingly, the Company's financial statements for the year ended August 31, 1996 include the results of Probe. Prior period financial statements were not restated as the acquisition had an immaterial effect upon previously reported revenue and net income of the consolidated entities.

  Iguana Entertainment, Inc.

     On January 4, 1995, the Company acquired all the issued and outstanding common stock of Iguana Entertainment, Inc., a developer of interactive video games, pursuant to the terms of an Agreement and Plan of Merger dated December 20, 1994. The acquisition was accounted for as a purchase. Accordingly, the operating

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

               FISCAL YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                        (IN 000S, EXCEPT PER SHARE DATA)

5. ACQUISITIONS AND DIVESTITURES--(CONTINUED)

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

     On March 5, 1997, the Company completed the sale of substantially all the assets and certain liabilities of Lazer-Tron for $6,000 in cash. In connection with the sale, the Company granted options to purchase 198 shares of Common Stock to Lazer-Tron's employees under the 1988 Stock Option Plan with a fair value of $720. Including related costs, no gain or loss resulted from this transaction.

6. MARKETABLE EQUITY SECURITIES

     Marketable equity securities at August 31, 1996 consisted primarily of Class A Common Shares of Tele-Communications, Inc. Such shares have been classified as 'available for sale ' securities and accordingly are stated at fair market value. Unrealized holding gains of $15 (net of income taxes of $11) at August 31, 1996 are classified as a separate component of stockholders' equity. In fiscal 1997, other expense includes realized losses from the sale of marketable equity securities of $(1,022). In fiscal 1996 and 1995 other income includes realized gains from the sale of marketable equity securities of $3,690 and $5,968, respectively.

     On October 19, 1994, Acclaim Cable Holdings, Inc. a wholly-owned subsidiary of the Company, entered into a Partnership Agreement (the 'Partnership Agreement') with TCI GameCo Ventures, Inc., an indirect wholly-owned subsidiary of Tele-Communications, Inc. ('TCI'), for the creation of a Delaware limited partnership (the 'Joint Venture'), the interests in which are indirectly held 65% by the Company and 35% by TCI. The Company and TCI are currently dissolving the Joint Venture.

     In connection with the execution of the Partnership Agreement, the Company entered into an Exchange Agreement (the 'Exchange Agreement') with TCI and TCI GameCo Holdings, Inc. ('TCI Sub'), pursuant to which the Company issued and sold to TCI Sub 4,349 shares of the Company's common stock in exchange for 3,403 shares of Class A Common Stock of TCI.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

               FISCAL YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                        (IN 000S, EXCEPT PER SHARE DATA)

7. ACCOUNTS RECEIVABLE

     Accounts receivable are comprised of the following:


                                               AUGUST 31,
                                          ---------------------
                                            1997        1996
                                          --------    ---------
Receivables assigned to factor.........   $ 13,337    $  55,099
Advances due (from) to factor..........     (3,780)      23,487
                                          --------    ---------
Due from factor........................     17,117       31,612
Unfactored accounts receivable.........      4,873       12,031
Accounts receivable--Foreign...........     12,434       20,229
Other receivables......................      3,085        5,472
Allowances for returns and discounts...    (18,780)     (48,866)
                                          --------    ---------
                                          $ 18,729    $  20,478
                                          --------    ---------
                                          --------    ---------

     Pursuant to a factoring agreement, the Company's principal bank acts as its factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At August 31, 1997, the factoring charge amounted to 0.25% of the receivables assigned. The Company's obligations to the bank are collateralized by all of the Company's and its North American subsidiaries' accounts receivable, inventories and equipment. The advances for factored receivables are pursuant to a revolving credit and security agreement, which expires on January 31, 2000. Pursuant to the terms of the agreement, which can be canceled by either party upon 90-days notice prior to the end of the term, the Company is required to maintain specified levels of working capital and tangible net worth and may not incur losses in excess of specified amounts, among other covenants. In February 1997, certain bank fees were paid with the issuance of immediately exercisable warrants to purchase 200 shares of Common Stock at an exercise price of $3.97 per share, which warrants expire on February 19, 2006. The fair value of the warrants of $568 was expensed in fiscal 1997.

     The Company draws down working capital advances and opens letters of credit (up to an aggregate maximum of $20 million) against the facility in amounts determined on a formula based on factored receivables, inventory and cost of imported goods under outstanding letters of credit. Interest was charged at the bank's prime lending rate per annum on such advances. Effective November 8, 1996, interest is charged at the bank's prime lending rate plus one percent per annum (9.5% at August 31, 1997) on such advances. As of August 31, 1997, the Company was in default of certain covenants under its revolving credit facility, which defaults have been waived by the lender.

     Pursuant to the terms of certain distribution, warehouse and credit and collection agreements, certain of the Company's foreign accounts receivable are due from certain distributors. These receivables are not collateralized and as a result management periodically monitors the financial condition of these distributors. No additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's accounts receivable. At August 31, 1997 and 1996, the balance due from a distributor was approximately 25% and 19%, respectively, of foreign accounts receivable.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

               FISCAL YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                        (IN 000S, EXCEPT PER SHARE DATA)

8. PREPAID EXPENSES

     Prepaid expenses are comprised of the following:

                                                                                       AUGUST 31,
                                                                                   ------------------
                                                                                    1997       1996
                                                                                   -------    -------
Royalty advances................................................................   $ 4,322    $ 6,783
Prepaid advertising costs.......................................................     1,470      2,868
Prepaid product costs...........................................................     8,826      2,879
Other prepaid expenses..........................................................     5,632      5,983
                                                                                   -------    -------
                                                                                   $20,250    $18,513
                                                                                   -------    -------
                                                                                   -------    -------

     Prepaid advertising costs consist principally of advance payments in respect of television and other media advertising. Advertising expenses are charged to income as incurred. Prepaid product costs represent advance payments against future product purchases in Europe.

9. FIXED ASSETS

     The major classes of fixed assets are as follows:

                                                                                       AUGUST 31,
                                                                                  --------------------
                                                                                    1997        1996
                                                                                  --------    --------
Buildings and improvements.....................................................   $ 24,110    $ 24,724
Furniture, fixtures and equipment..............................................     32,821      34,490
Automotive equipment...........................................................      1,296       1,680
                                                                                  --------    --------
                                                                                    58,227      60,894

Less: accumulated depreciation.................................................    (23,959)    (18,115)
                                                                                  --------    --------
                                                                                  $ 34,268    $ 42,779
                                                                                  --------    --------
                                                                                  --------    --------

     The estimated useful lives of these assets are:

Buildings and improvements.......................  1 to 20 years
Furniture, fixtures and equipment................  1 to 7 years
Automotive equipment.............................  3 to 5 years

10. SHORT-TERM BORROWINGS

     Short-term borrowings at August 31, 1997 consisted of $643 outstanding under a short-term loan from a bank in France. The short-term loan provides for borrowings of up to $660. The average annual interest rate applicable to the loan for the year ended August 31, 1997 was approximately 5%. The loan was repaid in September 1997. At August 31, 1996, short-term borrowings consisted of notes payable to banks in Japan of $3,671 and $1,650 outstanding under lines of credit with two domestic banks. The notes payable to banks in Japan matured within 90 days and were collateralized by inward letters of credit from distributors. The average annual interest rate applicable to the bank loans for the year ended August 31, 1996 was approximately 2%. Such agreement also provided that the bank has the right to offset cash of the Company collected under the inward letters of credit and deposited with it against the associated short-term notes. The credit agreement with one domestic bank provided for borrowings of up to $2,000 for general working capital purposes and was due on demand. Borrowings under the agreement bore interest at the bank's prime rate plus one percent (9.25% at August 31, 1996) and were based upon a percentage of eligible accounts receivable. The balance at August 31, 1996 was $1,300 which was repaid in December 1996. A revolving line of credit agreement with the other

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

               FISCAL YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                        (IN 000S, EXCEPT PER SHARE DATA)

10. SHORT-TERM BORROWINGS--(CONTINUED)

domestic bank provided for borrowings of up to $500 and was renewable yearly with interest charged at one and one-half percent above the bank's prime rate (9.75% at August 31, 1996). The balance at August 31, 1996 was $350.


11. ACCRUED EXPENSES

     Accrued expenses are comprised of the following:

                                                                                      AUGUST 31,
                                                                                  -------------------
                                                                                    1997       1996
                                                                                  --------    -------
Accrued royalties payable and licensing obligations............................   $ 31,902    $28,090
Accrued selling expenses and sales allowances..................................     22,941     30,804
Accrued litigation settlements (Note 20(a))....................................     18,017         --
Accrued downsizing expenses....................................................     11,300      5,000
Accrued payroll and payroll taxes..............................................      2,010      2,229
Other accrued taxes............................................................      6,077      4,290
Accrued interest expense.......................................................      2,569         --
Other accrued expenses.........................................................     13,112      8,093
                                                                                  --------    -------
                                                                                  $107,928    $78,506
                                                                                  --------    -------
                                                                                  --------    -------

     In fiscal 1996, to enhance its long-term liquidity, the Company decided to significantly reduce the number of its personnel and accrued $5,000 of downsizing expenses for employee severance costs, the majority of which was paid in fiscal 1997 in accordance with the accrual. In May 1997, the Company again reduced its number of personnel and accrued an additional $10,000 for severance and other costs associated with this downsizing of the Company. The majority of the costs will be paid in fiscal 1998 and relate to employee severance, with the remainder relating to lease commitments for idle facilities and write-offs of non-productive fixed assets.

12. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                       AUGUST 31,
                                                                                   ------------------
                                                                                    1997       1996
                                                                                   -------    -------
(A) 10% Convertible Subordinated Notes due 2002.................................   $50,000         --
(B) Term loan...................................................................        --    $19,000
(C) Mortgage note...............................................................     3,657      6,527
                                                                                   -------    -------
                                                                                    53,657     25,527
Less: current portion...........................................................     1,002     25,527
                                                                                   -------    -------
                                                                                   $52,655    $    --

                                                                                   -------    -------
                                                                                   -------    -------

     (A) In February 1997, the Company issued $50,000 of unsecured 10% Convertible Subordinated Notes ('Notes') due March 1, 2002 with interest payable semiannually commencing September 1, 1997. The Notes were sold at par with proceeds to the Company of $47,400, net of expenses. The indenture governing the Notes contains covenants that, among other things, substantially limit the Company's ability to incur additional indebtedness, issue preferred stock, pay dividends and make certain other payments. The Notes are convertible into shares of Common Stock prior to maturity, unless previously redeemed, at a conversion price of $5.18 per share, subject to adjustment under certain conditions. The Notes are redeemable in whole or in part, at the option of the Company (subject to the rights of holders of senior indebtedness) at 104% of the principal balance at any

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

               FISCAL YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                        (IN 000S, EXCEPT PER SHARE DATA)

12. LONG-TERM DEBT--(CONTINUED)

time on or after March 1, 2000 through February 28, 2001 and at 102% of the principal balance thereafter to maturity.

     (B) In conjunction with the acquisition of Acclaim Comics, Inc. in July 1994, Acclaim Comics entered into a term loan guaranteed by the Company which bore interest at a rate of LIBOR plus 2.5%. The Company used $16,000 of the proceeds from the issuance of the Notes to repay the remaining outstanding balance of the term loan.

     (C) Interest on the mortgage note until April 30, 1997 was charged at the bank's prime lending rate and is currently charged at the bank's prime lending rate plus one percent per annum (9.5% at August 31, 1997). The mortgage note is collateralized by a building (Corporate Headquarters) with a carrying value of approximately $16,405. As of August 31, 1996 and November 30, 1996, the Company was in default of various financial and other covenants with the mortgage lender. The mortgage lender waived these past defaults, conditioned upon the mortgage lender receiving $2,000 from the net proceeds from the issuance of the Notes and the Company accelerating payment terms on the balance of the loan. The Company used $2,000 of the proceeds from the issuance of the Notes to repay a portion of the mortgage note and under the Note Modification Agreement dated September 11, 1997 is obligated to make an additional accelerated payment of $500 payable over nine months through January 1998 in addition to quarterly payments of $181 payable until February 1, 2002.


13. OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES

     The Company is committed under various capital leases for equipment expiring at various dates through 2006. Future minimum payments required under such leases are as follows:

YEARS ENDING
AUGUST 31,
---------------------------------------------------------------------------------------------
1998.........................................................................................   $ 1,806
1999.........................................................................................     1,455
2000.........................................................................................       402
2001.........................................................................................       282
2002.........................................................................................       199

Thereafter...................................................................................       241
                                                                                                -------
Total minimum lease payments.................................................................     4,385
Less: amount representing interest...........................................................       606
Present value of net minimum lease payments..................................................   $ 3,779
                                                                                                -------
                                                                                                -------

     The present value of net minimum lease payments is reflected in the August 31, 1997 balance sheet as current and noncurrent obligations under capital leases of $1,515 and $2,264, respectively.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

               FISCAL YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                        (IN 000S, EXCEPT PER SHARE DATA)

13. OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES--(CONTINUED)

     The Company has operating leases for rental space and equipment which expire on various dates through 2006. The leases provide for contingent rentals based upon escalation clauses. Future minimum rental payments required under such leases are as follows:

YEARS ENDING
AUGUST 31,
----------------------------------------------------------------------------------------

1998....................................................................................     $  2,831
1999....................................................................................        2,628
2000....................................................................................        2,299
2001....................................................................................        1,871
2002....................................................................................        1,383
Thereafter..............................................................................        2,926
                                                                                           ------------
Total minimum operating lease payments..................................................     $ 13,938
                                                                                           ------------
                                                                                           ------------

14. PROVISION FOR (BENEFIT FROM) INCOME TAXES

     The provision for (recovery of) income taxes consists of the following:

                                              1997       1996       1995
                                              -----    --------    -------
Current:
  Federal..................................   $  --    $(52,808)   $20,131
  Foreign..................................   $ 860       1,453       (457)
  State....................................      22          --      2,240
                                              -----    --------    -------
                                                882     (51,355)    21,914
                                              -----    --------    -------

Deferred:
  Federal..................................      75       4,264      8,880
  Foreign..................................     (75)         --       (270)
                                              -----    --------    -------
                                                 --       4,264      8,610
                                              -----    --------    -------
Charge in lieu of income taxes.............      --         698      1,101
                                              -----    --------    -------
Total income tax provision (benefit).......   $ 882    $(46,393)   $31,625
                                              -----    --------    -------
                                              -----    --------    -------

     The charge in lieu of income taxes relates to the tax benefit arising from the exercise of nonqualified stock options and disqualifying dispositions of incentive stock options.

     A reconciliation of the federal statutory income tax rate with the effective income tax rate follows:

                                                          1997      1996      1995
                                                          -----     -----     ----

Statutory tax rate.....................................   (35.0)%   (35.0)%   35.0%
State income taxes, net of federal income tax
  benefit..............................................      --        --      2.2
Increase in valuation allowance........................    27.2      12.2       --
Net operating loss carryback benefit at less than
  statutory rate.......................................      --       4.2       --
Nondeductible expenses.................................     6.8       0.9      2.1
Foreign tax rate differential, net of foreign tax
  credits..............................................      --       0.1      0.2
Other..................................................     1.6       0.3      2.0
                                                          -----     -----     ----
Effective income tax rate..............................     0.6%    (17.3)%   41.5%
                                                          -----     -----     ----
                                                          -----     -----     ----

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

               FISCAL YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                        (IN 000S, EXCEPT PER SHARE DATA)

14. PROVISION FOR (BENEFIT FROM) INCOME TAXES--(CONTINUED)

     The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities recorded on the consolidated balance sheets as of August 31, 1997 and 1996 are as follows:

                                       1997                         1996
                             -------------------------    -------------------------
                                            DEFERRED                     DEFERRED
                              DEFERRED         TAX         DEFERRED         TAX
                             TAX ASSETS    LIABILITIES    TAX ASSETS    LIABILITIES
                             ----------    -----------    ----------    -----------
Reserves and allowances...    $ 17,677          --         $ 13,711            --
Investment in subsidiary..          --          --            2,879            --
Accrued expenses..........      13,171          --            1,750            --
Federal net operating loss
  carryforwards...........      33,600          --            8,750            --
Foreign net operating loss
  carryforwards...........      10,903          --            5,644            --
Other.....................       1,395          --              806       $    75
                             ----------        ---        ----------    -----------
                                76,746          --           33,540            75
Valuation allowance.......      76,746          --           33,465            --

                             ----------        ---        ----------    -----------
                                    --          --         $     75       $    75
                             ----------        ---        ----------    -----------
                             ----------        ---        ----------    -----------

     As of August 31, 1997, the Company has a U.S. tax net operating loss carryforward of approximately $96,000 expiring in fiscal 2011 and 2012. At August 31, 1997 the Company has provided a valuation allowance of $76,746 against its net deferred tax assets due to the Company's recent pre-tax losses and lack of significant offsetting objective evidence that the deferred tax assets are realizable. If the entire deferred tax asset were realized, $71 would be allocated to paid-in capital with the remainder reducing income tax expense.

     A provision for additional taxes on income which would become payable upon the repatriation of the earnings from its foreign subsidiaries has not been provided since, upon repatriation, the tax consequences of such distributions would be substantially offset by available foreign tax credits.

15. (LOSS) EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENTS

     (Loss) earnings per common share and common share equivalents are computed by dividing net (loss) earnings by the weighted average number of common shares and dilutive common share equivalents (stock options and warrants) outstanding. The weighted average number of common shares and common share equivalents used in computing net (loss) earnings per common share for the years ended August 31, 1997, 1996 and 1995 were 49,670, 49,515 and 52,300, respectively.

     Statement of Financial Accounting Standards No. 128 'Earnings Per Share' is required to be adopted for interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Basic and diluted earnings per share will replace primary and fully diluted earnings per share. The dilutive effect of stock options and other common stock equivalents will be excluded from the calculation of basic earnings per share, but will be reflected in diluted earnings per share. The implementation of SFAS No. 128 would not have had an impact on fiscal 1997 net loss per share.

16. STOCK OPTION PLAN

     The Company adopted the 1988 Stock Option Plan which, as amended, provides for the grant of up to 15,000 shares of its common stock to employees, directors and consultants and expires in May 1998. On September 17, 1997, the stockholders authorized an increase from 15,000 to 25,000 in the number of shares subject to options under the plan. The exercise price per share of all incentive stock options heretofore granted

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

               FISCAL YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                        (IN 000S, EXCEPT PER SHARE DATA)

16. STOCK OPTION PLAN--(CONTINUED)

has been the market price, or 110% thereof for certain employees, or, for non-incentive options, not less than 85% of market price, of the Company's common stock on the date of grant. The exercise price for all options granted to employees in fiscal 1997 was at the market price of the common stock on the date of grant. Generally, outstanding options become exercisable evenly over a three year period from the date of grant (although this may be accelerated due to retirement or death). Outstanding options must generally be exercised within ten years from the date of grant or, with respect to incentive options, within five years from the date of grant for certain employees. At August 31, 1997, options to purchase approximately 5,460 shares were exercisable and no options to purchase shares were available for future grant.

     Transactions are summarized as follows:

                                         SHARES UNDER OPTION
                                      --------------------------      EXERCISE
                                      INCENTIVE    NON-INCENTIVE       PRICE
                                      ---------    -------------    ------------
Outstanding, August 31, 1994.......      3,558          5,004       $ 0.89-21.75
                                      ---------    -------------
Conversion of Lazer-Tron Options...        108             27       $ 5.41-40.61
Granted............................      1,596          2,861       $13.75-24.00
Exercised..........................       (464)           (43)      $ 1.95-17.92
Cancelled..........................       (427)        (2,022)      $ 3.92-20.63
                                      ---------    -------------
Outstanding, August 31, 1995.......      4,371          5,827       $ 0.89-40.61
                                      ---------    -------------
Granted............................      1,239          2,799       $ 6.38-24.75
Exercised..........................       (384)           (95)      $ 0.89-17.92
Cancelled..........................       (241)        (1,234)      $ 1.95-26.88
                                      ---------    -------------
Outstanding, August 31, 1996.......      4,985          7,297       $ 1.95-37.42
                                      ---------    -------------
Granted............................      8,754          5,242       $  3.38-7.88
Exercised..........................        (80)            (1)      $  1.95-5.92
Cancelled..........................     (7,976)        (3,156)      $ 1.95-40.61
                                      ---------    -------------
Outstanding, August 31, 1997.......      5,683          9,382       $ 1.95-24.00
                                      ---------    -------------
                                      ---------    -------------

     The options outstanding as of August 31, 1997 are summarized in ranges as follows:


Incentive Options:

                                      WEIGHTED AVERAGE    NUMBER OF INCENTIVE    WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE                EXERCISE PRICE     OPTIONS OUTSTANDING     REMAINING LIFE
-----------------------------------   ----------------    -------------------    ----------------
$1.95-3.94.........................        $ 3.56                4,874                   9
$3.95-5.92.........................        $ 4.64                  777                  10
$5.93-13.75........................        $11.33                   32                   8
                                                                ------
                                                                 5,683
                                                                ------
                                                                ------

Non-Incentive Options:

                                                            NUMBER OF NON-
                                      WEIGHTED AVERAGE         INCENTIVE         WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE                EXERCISE PRICE     OPTIONS OUTSTANDING     REMAINING LIFE
-----------------------------------   ----------------    -------------------    ----------------
$1.95-3.94.........................        $ 3.16                5,817                   7
$3.95-9.49.........................        $ 5.60                1,559                   9
$9.50-24.00........................        $14.68                2,006                   7
                                                                ------
                                                                 9,382
                                                                ------
                                                                ------

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

               FISCAL YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                        (IN 000S, EXCEPT PER SHARE DATA)

16. STOCK OPTION PLAN--(CONTINUED)

     In addition, options to purchase 37 shares of common stock at $4.17 per share, 31 shares of common stock at $2.08 per share, 11 shares of common stock at $3.92 per share, 37 shares of common stock at $16 per share and 167 shares of common stock at $3.375 per share were granted outside the 1988 Stock Option Plan and are outstanding at August 31, 1997.


     The per share weighted-average fair value of stock options granted during fiscal 1997 and 1996 was $2.49 and $5.09, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997--expected dividend yield of 0%, risk free interest rate of 5.94%, expected stock volatility of 96%, and an expected option life of 3 years; 1996--expected dividend yield of 0%, risk free interest rate of 6.03%, expected stock volatility of 77%, and an expected option life of 3 years.

     The Company applied APB Opinion No. 25 in accounting for its stock option grants and, accordingly, no compensation cost has been recognized in the financial statements for its employee stock options which have an exercise price equal to or greater than the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per share would have been the following pro forma amounts:

                                                                                 1997         1996
                                                                               ---------    ---------
Net loss:
  As reported...............................................................   $(159,228)   $(221,368)
  Pro forma.................................................................   $(163,593)   $(221,440)
Net loss per share:
  As reported...............................................................   $   (3.21)   $   (4.47)
  Pro forma.................................................................   $   (3.29)   $   (4.47)

     Pro forma net loss reflects only options granted in fiscal 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to September 1, 1995 was not considered.

17. EQUITY

     At August 31, 1997 and 1996, 2,625 stock warrants were outstanding and exercisable. The stock warrants entitle the holders thereof to purchase 1,500 shares of common stock at $2.42 per share and 1,125 shares of common stock at $3.00 per share. The stock warrants expire in 2001.

     In addition, outstanding stock warrants to purchase shares of Lazer-Tron Corporation (Note 5) were converted into warrants entitling the holders thereof to purchase 17 shares of common stock at $30.57 per share at August 31, 1997 and 1996, and 40 shares of common stock at $9.55 per share at August 31, 1997 and 1996. In addition, certain of such warrants entitle the holders thereof to receive warrants to purchase 20 shares of common stock at $15.92 per share at August 31, 1997 and 1996. These warrants expire at various times through 1999.

     Deferred compensation at August 31, 1997 and 1996 includes $5,736 and $8,194, respectively, which represents escrowed common stock on behalf of certain executives pursuant to employment agreements. The common stock is ratably released from escrow and the fair value of the common stock is recorded as expense when earned over the five-year term of the agreements, and are recoverable by the Company if the executive's employment with the Company is terminated upon the occurrence of certain events specified in the respective employment agreements.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

               FISCAL YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                        (IN 000S, EXCEPT PER SHARE DATA)

17. EQUITY--(CONTINUED)

     In fiscal 1996 the Company issued 463 shares of restricted common stock to employees. The fair value of the common stock issued of $4,990 is being expensed when earned over the five-year period that the restrictions lapse. In fiscal 1997, in accordance with the settlement of a claim against the Company, the Company accelerated the vesting of certain restricted shares of common stock and recorded the related deferred compensation as an expense in fiscal 1997. If employment with the Company is terminated by the employee, any remaining restricted shares will be returned to the Company. Deferred compensation includes $1,495 at August 31, 1997 and $4,576 at August 31, 1996 related to such restricted stock awards.

     Also included in deferred compensation at August 31, 1997 and 1996 is $1,182 and $2,343, respectively, related to fiscal 1996 grants of stock options with exercise prices less than the fair value of the Company's common stock on the date of grant. Total deferred compensation was $2,775, which will be expensed at varying amounts through 1999.

18. MAJOR SUPPLIERS AND CUSTOMERS AND RELATED PARTY TRANSACTIONS

  A. Major Suppliers and Customers

     The Company is substantially dependent on Nintendo as the sole manufacturer of N64, SNES and Game Boy hardware and a significant portion of the Software for those platforms and as the sole licensor of the proprietary information and the technology needed to develop the Software for those platforms; on Sega as the sole manufacturer of Saturn, Genesis, Master System, Game Gear and Sega CD hardware and a portion of Software for those platforms and as the sole licensor of the proprietary information and the technology needed to develop Software for those platforms; and on Sony as the sole manufacturer of PlayStation hardware and all of the Software for that platform. In fiscal years 1997, 1996 and 1995, the Company derived 41%, 29% and 47% of its gross revenues, respectively, from sales of Nintendo-compatible products, in fiscal years 1997, 1996 and 1995, the Company derived 12%, 36%, and 46% of its gross revenues, respectively, from sales of Sega-compatible products and in fiscal years 1997 and 1996, the Company derived 28% and 19% of its gross revenues, from sales of Sony-compatible products.

     The Company markets its products primarily to mass merchandise companies, large retail toy store chains, department stores and specialty stores. No one customer accounted for more than 10% of revenues for the year ended August 31, 1996. Sales to one customer represented 12% and 11% of revenues for the years ended August 31, 1997 and 1995, respectively.

  B. Related Party Transactions

     Sales commissions are payable to two companies owned or controlled by one of the Company's principal stockholders for sales obtained by these companies. These commissions amounted to approximately $535, $515 and $2,249 for the years ended August 31, 1997, 1996 and 1995, respectively, of which $66 and $1 are included in accrued expenses at August 31, 1997 and 1996, respectively.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

               FISCAL YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                        (IN 000S, EXCEPT PER SHARE DATA)

19. OPERATIONS IN GEOGRAPHIC AREAS

     The Company is primarily engaged in one industry segment, the development, marketing and distribution of Software products. The following information sets forth geographic information for the Company's net revenues, (loss) earnings from operations and identifiable assets.

                                            UNITED STATES    EUROPE      JAPAN      OTHER     ELIMINATIONS    CONSOLIDATED
                                            -------------    -------    -------    -------    ------------    ------------
Year ended August 31, 1997:
  Sales to unaffiliated customers........     $  82,158      $72,401    $ 8,348    $ 2,504            --       $  165,411
  Transfers between geographic areas.....         4,269           --         --         90      $ (4,359)              --
                                            -------------    -------    -------    -------    ------------    ------------
  Total net revenues.....................     $  86,427      $72,401    $ 8,348    $ 2,594      $ (4,359)      $  165,411
                                            -------------    -------    -------    -------    ------------    ------------
  (Loss) earnings from operations........     $(154,877)     $ 4,146    $  (687)   $   475            --       $ (150,943)
                                            -------------    -------    -------    -------    ------------    ------------
  Identifiable assets at August 31,
    1997.................................     $ 108,132      $24,055    $   859    $   129            --       $  133,175
                                            -------------    -------    -------    -------    ------------    ------------
Year ended August 31, 1996:
  Sales to unaffiliated customers........     $  57,742      $86,043    $14,945    $ 3,215            --       $  161,945

  Transfers between geographic areas.....         6,368           --         --         91      $ (6,459)              --
                                            -------------    -------    -------    -------    ------------    ------------
  Total net revenues.....................     $  64,110      $86,043    $14,945    $ 3,306      $ (6,459)      $  161,945
                                            -------------    -------    -------    -------    ------------    ------------
  (Loss) earnings from operations........     $(281,159)     $ 6,041    $ 1,369    $  (727)     $     --       $ (274,476)
                                            -------------    -------    -------    -------    ------------    ------------
  Identifiable assets at August 31,
    1996.................................     $ 204,749      $23,415    $ 9,442    $ 2,045      $     --       $  239,651
                                            -------------    -------    -------    -------    ------------    ------------
Year ended August 31, 1995:
  Sales to unaffiliated customers........     $ 428,868      $95,556    $27,274    $15,025      $     --       $  566,723
  Transfers between geographic areas.....        11,388          102         --         --       (11,490)              --
                                            -------------    -------    -------    -------    ------------    ------------
  Total net revenues.....................     $ 440,256      $95,658    $27,274    $15,025      $(11,490)      $  566,723
                                            -------------    -------    -------    -------    ------------    ------------
  Earnings from operations...............     $  45,457      $17,732    $ 1,872    $ 5,605      $     --       $   70,666
                                            -------------    -------    -------    -------    ------------    ------------
  Identifiable assets at August 31,
    1995.................................     $ 410,873      $19,259    $10,462    $ 2,233      $     --       $  442,827
                                            -------------    -------    -------    -------    ------------    ------------
                                            -------------    -------    -------    -------    ------------    ------------

     Export sales from the U. S. have been insignificant during each of the years in the three year period ended August 31, 1997.

20. COMMITMENTS AND CONTINGENCIES

  (a) Legal Proceedings and Claims

     The Company and certain of its directors and/or executive officers were sued in an action entitled Digital Pictures, Inc. v. Acclaim Entertainment, Inc.; Gregory E. Fischbach; and Anthony Williams filed in December 1996 in the United States Bankruptcy Court in the Northern District of California. The plaintiff seeks an accounting and compensatory, punitive and exemplary damages in an amount equal to at least $8 million based on allegations that the defendants falsified sales, failed to provide timely statements and to pay amounts the Company owes the plaintiff pursuant to the July 1994 Sales and Distribution Agreement between the Company and the plaintiff under which the plaintiff granted the Company the exclusive worldwide right to sell and distribute the plaintiff's software titles for a term of five years. In addition, the plaintiff alleges, among other things, fraud and negligent misrepresentation. The case is scheduled for trial in January 1998. The Company intends to defend this action vigorously.

     The Company was also sued in an action entitled Sound Source Interactive, Inc. v. Acclaim Distribution, Inc.; Acclaim Entertainment, Inc.; and DOES 1 through 100, inclusive filed in December 1996 in the Superior Court of the State of California for the County of Los Angeles. The plaintiff claims compensatory, general, special and consequential damages in excess of $22 million and punitive damages based on allegations that the defendants breached (i) the Sales and Distribution Agreement dated as of June 15, 1995 between ADI and the plaintiff (the 'Sales and Distribution Agreement') under which the plaintiff granted ADI the exclusive right to sell and distribute the plaintiff's software titles by, among other things, providing the plaintiff with false

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

               FISCAL YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                        (IN 000S, EXCEPT PER SHARE DATA)

20. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

accounting statements, misrepresenting product orders, and failing to return or account for software titles shipped by the plaintiff to ADI and wrongfully retaining restocking and distribution fees; and (ii) the Termination Agreement dated March 31, 1996 between the plaintiff and ADI pursuant to which the Sales and Distribution Agreement was terminated by, among other things, failing to account, failing to pay monies due and failing to return or account for software titles shipped by the plaintiff to ADI. In addition, the plaintiff alleges, among other things, fraud and negligent misrepresentation. The Company intends to defend this action vigorously.

     The Company was also sued in an action entitled Spectrum Holobyte California, Inc.; Microprose Software, Inc. v. Acclaim Entertainment, Inc. filed in January 1997 in the United States District Court for the Northern District of California. In that complaint, plaintiffs Spectrum Holobyte California, Inc. ('Spectrum') and Microprose Software, Inc. ('Microprose') allege that the Company breached a confidential settlement agreement among the parties dated November 4, 1996 (the 'Settlement Agreement'). The purpose of the Settlement Agreement was to resolve a suit brought by the Company in 1996, which included counterclaims by Spectrum and Microprose, regarding each party's allegations of infringement of its exclusive rights to intellectual property licensed to it by Wizards of the Coast, Inc. The property involves the characters, depictions and game methodology of Magic: The Gathering, a popular fantasy adventure story and card game created by Wizards of the Coast, Inc. Plaintiffs allege that the Company breached the Settlement Agreement by failing to release the appropriate number of games of Magic: The Gathering--BattleMage in the United States and the United Kingdom by January 10, 1997, the date provided for in the Settlement Agreement. Plaintiffs seek unspecified monetary damages, attorneys' fees and costs. The Company intends to defend this action vigorously.

     In January 1997, the Company was sued in an action entitled Ocean of America, Inc. v. Acclaim Entertainment, Inc. in the Supreme Court of the State of New York, County of Nassau, and an amended complaint was filed in March 1997. The plaintiff alleges non-payment under a license agreement entered into between the plaintiff and the Company, and seeks damages in the aggregate amount of approximately $6.5 million plus costs, expenses and legal fees. The parties are currently negotiating settlement terms with respect to this action.

     The Company and certain of its current and former directors and/or executive officers were sued in various complaints filed in December 1995, which were consolidated into an action entitled In re: Acclaim Ent. Shareholder Litigation, in the United States District Court in the Eastern District of New York. The plaintiffs, on behalf of a class of the Company's stockholders, claim unspecified damages arising from the Company's December 4, 1995 announcement that it was revising results for the fiscal year ended August 31, 1995 to reflect a decision to defer $18 million of revenues and $10.5 million of net income previously reported on October 17, 1995 for the fiscal year ended August 31, 1995. The parties have agreed on settlement terms, subject to documentation and court approval.

     By summons and complaint dated December 11, 1995, certain of the Company's current and former directors and/or executive officers were named as defendants, and the Company was named as a nominal defendant, in a shareholder derivative action (the 'Derivative Action'). The Derivative Action was brought on behalf of the Company (as nominal defendant), alleging that the individual defendants violated their fiduciary duties to the Company in connection with the Company's revision of its revenues for the fiscal year ended August 31, 1995. Plaintiff alleges that the individual defendants (1) breached their duty of care and candor, (2) caused the Company to waste corporate assets, and (3) breached their duty of good faith, and, accordingly, seeks unspecified damages. The parties have agreed on settlement terms, subject to documentation and court approval.

     The Company's subsidiary, Lazer-Tron, was sued in an action entitled Eric Goldstein, on behalf of himself and all others similarly situated, v. Lazer-Tron Corporation, Norman B. Petermeier, Matthew F. Kelly, Bryan M. Kelly, Morton Grosser, Bob K. Pryt and Roger V. Smith in the Superior Court of the State of California, County

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

               FISCAL YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                        (IN 000S, EXCEPT PER SHARE DATA)

20. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

of Alameda, Eastern Division. The plaintiffs allege, among other things, breach of fiduciary duty, abuse of control, negligence and negligent misrepresentation. In addition, certain former directors and officers of Lazer-Tron have been named as defendants in an action entitled Adrienne Campbell, individually and on behalf of all others similarly situated, v. Norman B. Petermeier, Matthew F. Kelly, Bryan M. Kelly, Morton Grosser, Bob K. Pryt, Roger V. Smith and Does 1 through 50, inclusive, in the Superior Court of the State of California, County of Alameda. The plaintiffs, on behalf of a class of Lazer-Tron's shareholders, claim damages based on allegations that, as a result of lack of due diligence by the named defendants in fully investigating the proposed acquisition by the Company of Lazer-Tron, the defendants breached their fiduciary duties to Lazer-Tron's shareholders. These two actions have been consolidated (as so consolidated, the 'Lazer-Tron State Actions').


     The Company and certain of its current and former directors and/or executive officers also are defendants in an action entitled Adrienne Campbell and Donna Sizemore, individually and on behalf of all others similarly situated,
v. Acclaim Entertainment, Inc., Anthony R. Williams, James Scoroposki, and Robert Holmes (the 'Campbell Action'), which was commenced in the United States District Court for the Northern District of California. In that action, plaintiffs, two former shareholders of Lazer-Tron, filed a class action complaint on December 8, 1995 on behalf of all former Lazer-Tron shareholders who exchanged their Lazer-Tron stock for Common Stock pursuant to the August 31, 1995 merger transaction. Plaintiffs allege violations of Sections 10(b), 14(a) and 14(e) of the Securities Exchange Act of 1934, Sections 11 and 12(2) of the Securities Act of 1933, fraud and breach of fiduciary duty. On October 8, 1996, the Judicial Panel on Multidistrict Litigation ordered the transfer of the Campbell Action from the Northern District of California to the United States District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings with the action entitled In re Acclaim Ent. Shareholder Litigation discussed above.

     The parties to the Lazer-Tron State Actions and the Campbell Action have entered into a settlement agreement, which was approved by the Superior Court of the State of California and will become final after the expiration of an appeal period and the entry of a dismissal order relating to the Campbell Action by the Eastern District of New York.

     The Company and certain of its current and former directors and/or executive officers were sued in various complaints filed in April 1994, which were consolidated into an action entitled In re: Acclaim Entertainment, Inc. Securities Litigation (the 'WMS Action'). The plaintiffs, on behalf of a class of the Company's stockholders, consisting of all those who purchased the Common Stock for the period January 4, 1994 to March 30, 1994, claim damages arising from (i) the Company's alleged failure to comply with the disclosure requirements of the securities laws in respect of the Company's relationship with WMS Industries Inc. ('WMS') and the status of negotiations on and the likelihood of renewal of an agreement with WMS, pursuant to which WMS granted the Company a right of first refusal to create software for 'computer games', 'home video games' and 'handheld game machines' based on arcade games released by WMS through March 21, 1995, (ii) statements made by the Company's representative that rumors relating to the nonrenewal of the agreement were 'unsubstantiated' and that talks between the Company and WMS were continuing, which allegedly were materially false and misleading, and (iii) a claim that the defendants should have disclosed the likely nonrenewal of the agreement. The parties have executed a memorandum of understanding setting forth settlement terms of the WMS Action, subject to documentation and court approval.

     The Company has also asserted a third-party action against its insurance company, Mt. Hawley Insurance Company ('Mt. Hawley') based on Mt. Hawley's disclaimer of coverage for liability from the WMS Action and for fees and expenses up to the amount of the policy incurred in connection with the defense of the WMS Action. In connection with the settlement of the WMS Action, the Company has agreed to assign to the plaintiffs in the WMS Action 50% of the proceeds, if any, recovered from Mt. Hawley.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

               FISCAL YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                        (IN 000S, EXCEPT PER SHARE DATA)

20. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     The Securities and Exchange Commission (the 'Commission') has issued orders directing a private investigation relating to, among other things, the Company's earnings estimate for fiscal 1995 and its decision in the second quarter of fiscal 1996 to exit the 16-bit portable and cartridge markets. The Company has provided documents to the Commission, and the Commission has taken testimony from Company representatives. The Company intends fully to cooperate with the Commission in its investigation. No assurance can be given as to whether there will be any litigation or, if so, as to the outcome of this matter.

     In October 1997, the Company entered into a settlement agreement with the former sole shareholder of Sculptured, pursuant to which, among other things, his employment with Sculptured was terminated, the Company agreed to make certain payments and issue shares of common stock to him and transferred the trademark and name 'Sculptured' and 'Sculptured Software' to him in exchange for the release of claims, if any, arising from the Company's 1995 acquisition of Sculptured.

     The Company is also party to various litigations arising in the course of its business, the resolution of none of which, the Company believes, will have a material adverse effect on the Company's liquidity or results of operations.

     In conjunction with those litigations and claims arising in connection with certain of the Company's acquisitions for which the settlement obligation is currently probable and estimable, the Company recorded a charge of $23,550 during the year ended August 31, 1997. Of the $22,570 of accrued litigation settlements at August 31, 1997, approximately $10,955 will be paid in cash and approximately $11,615 will be paid with non-cash items, such as warrants and Common Stock, if settlements are finalized in accordance with the proposed terms. In the balance sheet, $18,017 is included in accrued expenses and $4,553 is included in other long-term liabilities. The cash portions of the settlements are expected to be paid over various periods ranging from at the time of final settlement to over the three years after final settlement. The warrants to be issued generally will have exercise prices of $0.50 less than the fair market value of the stock on the day the price is set, will be exercisable for three years and provide for a cashless net option exercise. One settlement agreement provides that, based on the market value of the stock during the three year period following final settlement, additional shares of Common Stock could be issued or a portion of the shares issued could be returned to the Company.

     A portion of any settlement or award arising from or out of one or more of the above litigations may be covered by the Company's insurance.


     The Company may incur charges in connection with litigations which have not yet been settled or for settled litigations if not documented and approved as currently anticipated and an adverse result in such litigations could have a material adverse effect on the Company.

(b) At August 31, 1997, the Company and its subsidiaries had outstanding letters of credit aggregating approximately $5,400 for the purchase of merchandise. The Company's subsidiaries had independent line of credit facilities totalling approximately $10,000 with various banks at August 31, 1997.

(c) Trade accounts payable include $4,060 and $3,100 at August 31, 1997 and 1996, respectively, which were collateralized under outstanding letters of credit.

(d) The Company has established an Employee Savings Plan (the 'Plan') effective January 1, 1995, which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Plan is available to all U.S. employees who meet the eligibility requirements. Under the Plan, participating employees may elect to defer a portion of their pretax earnings, up to the maximum allowed by the Internal Revenue Service (up to the lessor of 15% of compensation or $9,500 for calendar year 1997). All amounts vest immediately. Generally, the Plan assets in a participant's account will be distributed to a participant or his or her beneficiaries upon termination of employment, retirement, disability or death. All Plan administrative fees are paid by the Company.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

               FISCAL YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                        (IN 000S, EXCEPT PER SHARE DATA)

20. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     Generally, the Company does not provide its employees (other than certain officers) any other postretirement or postemployment benefits, except discretionary severance payments upon termination of employment.

(e) The Company has entered into employment agreements with certain of its directors and officers which provide for annual bonus payments based on consolidated income before income taxes, in addition to their base compensation.

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth certain quarterly financial information for fiscal 1997:


                                                                  QUARTER ENDED
                                        -----------------------------------------------------------------
                                        NOVEMBER 30,    FEBRUARY 28,    MAY 31,    AUGUST 31,
                                            1996            1997         1997         1997        TOTAL
                                        ------------    ------------    -------    ----------    --------
Gross Revenues.......................     $ 63,095        $ 59,110      $48,503     $ 22,864     $193,572
Sales credits and allowances.........        9,757           6,800        6,887        4,717       28,161
                                        ------------    ------------    -------    ----------    --------
Net revenues.........................       53,338          52,310       41,616       18,147      165,411
Cost of revenues.....................       24,792          27,761       25,466       11,799       89,818
Net loss.............................      (19,000)        (16,842)     (69,704)     (53,682)    (159,228)
Net loss per share...................     $  (0.38)       $  (0.34)     $ (1.40)    $  (1.08)    $  (3.21)

     In the fourth quarter of fiscal 1997, the Company recorded litigation settlement expenses of $15,250.

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

Adjustments to estimated net realizable value of 16-bit cartridge and portable software
  accounts receivable and inventory.........................................................   $ 65,000
Adjustments to estimated net realizable value of other accounts receivable and inventory....     29,000
Write-offs of prepaid royalties.............................................................     31,000
Write-off of capitalized software costs.....................................................      8,000
Provision for severance costs...............................................................      5,000
Accelerated amortization of goodwill........................................................        300
                                                                                               --------
                                                                                               $138,300
                                                                                               --------
                                                                                               --------

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

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

               FISCAL YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                        (IN 000S, EXCEPT PER SHARE DATA)

21. QUARTERLY FINANCIAL DATA (UNAUDITED)--(CONTINUED)

     The following table sets forth certain quarterly financial information for fiscal 1996:

                                                                  QUARTER ENDED
                                        -----------------------------------------------------------------
                                        NOVEMBER 30,    FEBRUARY 29,    MAY 31,    AUGUST 31,
                                            1995            1996         1996         1996        TOTAL
                                        ------------    ------------    -------    ----------    --------
Gross Revenues.......................     $154,162        $104,377      $66,310     $  51,175    $376,024
Sales credits and allowances.........       19,715          86,451*       3,671       104,242*    214,079
                                        ------------    ------------    -------    ----------    --------
Net revenues.........................      134,447          17,926       62,639       (53,067)    161,945
Cost of revenues.....................       80,295          56,422*      25,806        29,267*    191,790
Net (loss) earnings..................          595         (55,771)      (3,968)     (162,224)   (221,368)
Net (loss) earnings per share........     $   0.01        $  (1.12)     $ (0.08)    $   (3.28)   $  (4.47)

------------------
* Includes amounts relating to the special cartridge video charge as follows:

                                                                      QUARTER ENDED (IN MILLIONS)
                                                                  ------------------------------------
                                                                  FEBRUARY 29,    AUGUST 31,
                                                                      1996           1996       TOTAL
                                                                  ------------    ----------    ------
Sales credits and allowances...................................      $ 28.8         $ 61.7      $ 90.5
Cost of revenues...............................................        20.1            3.3        23.4
                                                                      -----          -----      ------
                                                                     $ 48.9         $ 65.0      $113.9
                                                                      -----          -----      ------
                                                                      -----          -----      ------

     The sum of the quarterly net earnings per share amounts do not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the twelve months based on the weighted average common and common equivalent shares outstanding in each such period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 24, 1996, at the recommendation of its Audit Committee (the 'Audit Committee'), the Board of Directors of Acclaim adopted a resolution (i) not to retain Grant Thornton LLP ('GT') as the Company's independent auditors for the fiscal year ending August 31, 1996 and (ii) to engage KPMG Peat Marwick LLP ('KPMG') as the Company's independent auditors for the fiscal year ending August 31, 1996. GT was so advised on July 25, 1996.

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

     On July 31, 1996, the Company received a letter from GT in which GT claimed for the first time that, in connection with their review of a Registration

Statement on Form S-3 of the Company, certain matters 'may have resulted in additional disagreements and/or reportable events had [they] completed their review procedures.' A copy of GT's letter is filed as an exhibit to the Company's Current Report on Form 8-K filed on August 1, 1996.

     During the Company's two most recent fiscal years ended August 31, 1995 and the interim period from September 1, 1995 through July 24, 1996, there were no 'reportable events' as defined in Item 304(a)(1)(v) of Regulation S-K ('Regulation S-K') promulgated under the Securities Exchange Act of 1934, except as follows:

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning each of the directors and executive officers of the Company(1):

                                                                     PRINCIPAL
NAME                                                                 OCCUPATION                      AGE
------------------------------------------------  ------------------------------------------------   ---
Gregory E. Fischbach............................  Co-Chairman of the Board; President and Chief      55
                                                    Executive Officer of the Company
James Scoroposki................................  Co-Chairman of the Board; Senior Executive Vice    49
                                                    President, Secretary and Treasurer of the
                                                    Company
J. Mark Hattendorf..............................  Executive Vice President and Chief Financial and   47
                                                    Accounting Officer
Bernard J. Fischbach............................  Attorney                                           52
Michael Tannen..................................  Chief Executive Officer and President of Tannen    57
                                                    Media Ventures
Robert H. Groman................................  Attorney                                           54
James Scibelli..................................  President of Roberts & Green, Inc.                 47
Kenneth Coleman.................................  Senior Vice President of Silicon Graphics, Inc.    54

------------------
1. Anthony Williams, age 39, has been Executive Vice President of the Company since July 1996. Prior to such time and for more than the preceding five years, Mr. Williams held a variety of positions with the Company. See 'Executive Compensation--Employment Contracts, Termination of Employment and Change-in-Control Arrangements.'

     Gregory E. Fischbach, a founder of the Company, has been Chief Executive Officer of the Company since its formation, a member of the Board of Directors since 1987 and Co-Chairman of the Board of Directors since March 1989. Mr. Fischbach was also President of the Company from its formation to January 1990 and has been President of the Company since October 1996. From June 1986 until January 1987, he was President of RCA/Ariola International, responsible for the management of its record operations outside the U.S. and in charge of its seventeen operating subsidiaries.

     James Scoroposki, a founder of the Company, has been Senior Executive Vice

President since December 1993, a member of the Board of Directors since 1987 and Co-Chairman of the Board of Directors since March 1989 and Secretary and Treasurer of the Company since its formation. Mr. Scoroposki was also Chief Financial Officer of the Company from April 1988 to May 1990 and Executive Vice President of the Company from formation to November 1993. Since December 1979, he has also been the President and sole shareholder of Jaymar Marketing Inc. ('Jaymar'), a sales representation organization. See 'Certain Relationships and Related Transactions.'

     J. Mark Hattendorf has been the Executive Vice President and Chief Financial Officer of the Company since July 1996. Mr. Hattendorf has resigned from his positions with the Company effective as of November 7, 1997. From October 1995 to June 1996, Mr. Hattendorf served as Senior Vice President and Chief Financial Officer of Prodigy Services Company, an online consumer services company. From September 1993 to October 1995, Mr. Hattendorf served as Senior Vice President and Chief Financial Officer of Herbalife International Inc., a nutritional direct selling organization. From 1991 to 1993, Mr. Hattendorf served as a full time financial consultant to Canal+, a French entertainment company engaged, among other things, in international satellite television broadcasting. See 'Executive Compensation-- Employment Contracts, Termination of Employment and Change-in-Control Arrangements.'

     Bernard J. Fischbach has been a member of the Board of Directors since 1987 and has been engaged in the private practice of law in Los Angeles, California since 1976 with Fischbach, Perlstein, Lieberman & Yanny and its predecessor firms. See 'Certain Relationships and Related Transactions.'

     Michael Tannen has been a member of the Board of Directors since 1989 and is currently the President and Chief Executive Officer of Tannen Media Ventures, a media investment company. Since 1988, Mr. Tannen has also been the President and Chief Executive Officer of InterVision, Inc., a subsidiary of Millicom Incorporated, a company involved in publishing, television production and home video distribution and sales. From June 1992 to October 1996, Mr. Tannen served as Chief Executive Officer of Kinnevik Media Ventures, Ltd., a media service subsidiary of A.B. Kinnevik, a Swedish conglomerate engaged, among other things, in international satellite television broadcasting, cable television networks and cellular mobile telephone and paging operations. From June 1992 to October 1996 Mr. Tannen also served as Chief Executive Officer of Television Holdings International, S.A., a wholly owned subsidiary of A.B. Kinnevik.

     Robert H. Groman has been a member of the Board of Directors since 1989 and has, for more than the preceding five years, been a partner in the general practice law firm of Groman, Ross & Tisman, P.C. (and its predecessor firms) located on Long Island, New York. See 'Certain Relationships and Related Transactions.'

     James Scibelli has been a member of the Board of Directors since 1995 and has, since March 1986, served as president of Roberts & Green, Inc., a New York financial consulting firm offering a variety of financial and investment consulting services.

     Kenneth L. Coleman has been a member of the Board of Directors since July 1997 and is currently Senior Vice President, Customer and Professional Services, for Silicon Graphics, Inc. For more than the past five years, Mr. Coleman has held several positions at Silicon Graphics, Inc.

     Since November 1996, the Board of Directors has an Executive Committee (the 'Executive Committee'), the members of which are Messrs. Tannen, Groman,

Scibelli, B. Fischbach and Scoroposki. The Executive Committee has such powers as may be assigned to it by the Board of Directors from time to time. It is charged with meeting with the management of the Company on a regular basis regarding the Company's plans for fiscal 1998 and monitoring management's efforts in this regard.

     The Board of Directors has an Audit Committee (the 'Audit Committee'), the members of which are Messrs. Tannen, Groman, Scibelli and Coleman. The Audit Committee has such powers as may be assigned to it by the Board of Directors from time to time. It is charged with recommending to the Board of Directors the engagement or discharge of independent public accountants, reviewing the plan and results of the auditing engagement with the officers of the Company, and reviewing with the officers of the Company the scope and nature of the Company's internal accounting controls.

     The Board of Directors also has a Compensation and Stock Option Committee (the 'Compensation Committee'), the members of which are Messrs. Scibelli and Coleman. The Compensation Committee has such powers as may be assigned to it by the Board of Directors from time to time. It is charged with determining compensation packages for the Chief Executive Officer and the Senior Executive Vice President of the Company, establishing salaries, bonuses and other compensation for the Company's executive officers and with administering the Company's 1988 Stock Option Plan (the 'Plan') and the Company's 1995 Restricted Stock Plan, and recommending to the Board of Directors changes to the Plan.

     Messrs. Gregory E. and Bernard J. Fischbach are brothers. There is no family relationship among any other directors or executive officers of the Company.

     In February 1995, Messrs. Gregory Fischbach and Scoroposki entered into a voting agreement with TCI Sub pursuant to which each party agreed to vote all shares beneficially owned by it in favor of those individuals nominated by the Board of Directors of the Company for election to the Board of Directors at any annual or special meeting of the stockholders of the Company at which directors are to be elected provided that, subject to certain exceptions, such nominees include Messrs. Gregory Fischbach and Scoroposki (or their designees or successors) and one individual proposed by TCI Sub. From February 1995 until his resignation on October 3, 1997, Bruce Ravenel, President and Chief Executive Officer of TCI.Net, Inc., an indirect wholly-owned subsidiary of TCI, was a director of the Company.

     The Company has agreed with each of Messrs. G. Fischbach and Scoroposki, pursuant to the terms of their respective employment agreements, to use its best efforts to cause him to be elected as a director.

     There is no other arrangement or understanding pursuant to which any person has been elected as a director or executive officer of the Company.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE


     The following table summarizes all plan and non-plan compensation awarded to, earned by or paid to the Company's Chief Executive Officer and its four other executive officers (together, the 'Named Executive Officers') who were serving as executive officers during and at the end of the last completed fiscal year ended August 31, 1997 for services rendered in all capacities to the Company and its subsidiaries for each of the Company's last three fiscal years:

                                                                                        Long Term
                                                                                       Compensation
                                                                                          Awards
                                                                                       ------------
                                                          Annual Compensation           Securities
                                                     ------------------------------     Underlying       All Other
Name and Principal Position                          Year     Salary       Bonus        Options #      Compensation*
--------------------------------------------------   ----    --------    ----------    ------------    -------------
Gregory E. Fischbach, ............................   1997    $775,000    $  -0-           -0-             $21,600
  Co-Chairman and                                    1996     775,000       -0-         150,000            19,200
  Chief Executive Officer                            1995     775,000    2,775,000      150,000            19,200
James Scoroposki, ................................   1997     500,000       -0-           -0-               5,500
  Co-Chairman, Senior                                1996     500,000       -0-         150,000             5,100
  Executive Vice President,                          1995     500,000    2,350,000      150,000             4,600
  Treasurer and Secretary
J. Mark Hattendorf ...............................   1997     275,000       -0-         315,000           -0-
  Executive Vice President and                       1996     250,000       -0-           -0-  (1)        -0-
  Chief Financial and Accounting Officer
Robert Holmes(2) .................................   1997     605,000       -0-           -0-             -0-
                                                     1996     605,000       -0-           -0-            6,000
                                                     1995     550,000    2,350,000      325,000          6,000
Anthony Williams, ................................   1997     225,000       -0-         392,500(3)          2,300
  Executive Vice President                           1996     225,000       -0-           -0-               2,100
                                                     1995     225,000      45,000       140,000             2,000

------------------
 * Represents dollar value of insurance premiums paid by the Company during the fiscal year with respect to term life insurance for the benefit of the Named Executive Officers.

(1) On October 28, 1996, the Company granted to Mr. Hattendorf options to purchase an aggregate of 165,000 shares of Common Stock at an exercise price of $3.94 per share, which options are included in fiscal 1997 and were granted in lieu of, and subject to the cancellation of, options previously granted in fiscal 1996. Mr. Hattendorf has resigned from his positions with the Company effective as of November 7, 1997. Pursuant to an agreement effective as of November 7, 1997 between the Company and Mr. Hattendorf, the Company agreed to grant Mr. Hattendorf options to purchase 165,000 shares of Common Stock exercisable at a price of $3.9735 per share, which options will vest upon grant and remain exercisable for one year from the date of grant. All other options granted to Mr. Hattendorf expired effective as of November 7, 1997.


(2) Mr. Holmes relinquished his position as President of the Company on October 3, 1996. See '--Employment Contracts, Termination of Employment and Change-in-Control Arrangements.'

(3) On October 28, 1996, the Company granted to Mr. Williams options to purchase an aggregate of 392,500 shares of common stock at an exercise price of $3.94 per share, which options are included in fiscal 1997 and were granted in lieu of, and subject to the cancellation of, options previously granted.

     No restricted stock awards, stock appreciation rights or long-term incentive plan awards (all as defined in the proxy regulations promulgated by the Securities and Exchange Commission) were awarded to, earned by, or paid to the Named Executive Officers during any of the Company's last three fiscal years.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information with respect to grants of stock options to purchase shares of Common Stock pursuant to the Company's 1988 Stock Option Plan (the 'Plan') granted to the Named Executive Officers during the fiscal year ended August 31, 1997.

                                                  INDIVIDUAL GRANTS
                                -----------------------------------------------------     POTENTIAL REALIZABLE VALUE
                                NUMBER OF                                                 AT ASSUMED ANNUAL RATES OF
                                SECURITIES     PERCENT OF                                STOCK PRICE APPRECIATION FOR
                                UNDERLYING    TOTAL OPTIONS                                      OPTION TERM
                                 OPTIONS       GRANTED TO      EXERCISE                  ----------------------------
                                 GRANTED      EMPLOYEES IN      PRICE      EXPIRATION         5%             10%
NAME                               (#)         FISCAL YEAR      ($/SH)        DATE           ($)             ($)
-----------------------------   ----------    -------------    --------    ----------    ------------    ------------
Gregory E. Fischbach.........         -0-           N/A            N/A        N/A            N/A             N/A
James Scoroposki.............         -0-           N/A            N/A        N/A            N/A             N/A
J. Mark Hattendorf(1)........     165,000           1.2%        $ 3.94     10/28/2006    $    424,970    $  1,061,770
                                  150,000           1.1%          4.88      2/26/2007         246,087         824,995
Robert Holmes(2).............         -0-        N/A             N/A          N/A            N/A             N/A
Anthony Williams.............     392,500           2.8%          3.94     10/28/2006       1,010,915       2,525,726
All Stockholders(3)..........          --            --             --             --     124,893,442     316,504,503

------------------
(1) Mr. Hattendorf has resigned from his positions with the Company effective as of November 7, 1997. Pursuant to an agreement effective as of November 7, 1997 between the Company and Mr. Hattendorf, the Company agreed to grant Mr. Hattendorf options to purchase 165,000 shares of Common Stock exercisable at a price of $3.9735 per share, which options will vest upon grant and remain exercisable for one year from the date of grant. All other options granted to Mr. Hattendorf expired effective as of November 7, 1997.

(2) Mr. Holmes relinquished his position as President of the Company on October 3, 1996.
(3) These figures were calculated assuming that the price of the 49,648,000 shares of Common Stock issued and outstanding on August 31, 1997 increased from $4.00 per share at compound rates of 5% and 10% per year for ten years. The purpose of including this information is to indicate the potential realizable value at the assumed annual rates of stock price appreciation for the ten-year option term for all of the Company's stockholders.

                   AGGREGATE OPTION EXERCISES IN LAST FISCAL
                     YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information with respect to each exercise of stock options during the fiscal year ended August 31, 1997 by the Named Executive Officers and the value at August 31, 1997 of unexercised stock options held by the Named Executive Officers.

                                                                           NUMBER OF SECURITIES
                                                                          UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                            OPTIONS AT FISCAL          IN-THE-MONEY OPTIONS AT
                                      SHARES ACQUIRED       VALUE              YEAR-END (#)              FISCAL YEAR-END ($)
NAME                                  ON EXERCISE (#)    REALIZED(1)    EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
-----------------------------------   ---------------    -----------    --------------------------    --------------------------
Gregory Fischbach..................         -0-             $ -0-            1,515,000/150,000            $    1,414,689/-0-
James Scoroposki...................         -0-               -0-            1,575,000/150,000                 1,414,689/-0-
J. Mark Hattendorf(2)..............         -0-               -0-                  -0-/315,000                    -0-/10,313
Robert Holmes(3)...................         -0-               -0-            1,550,418/108,334                   920,919/-0-
Anthony Williams...................         -0-               -0-              183,333/359,167                301,771/22,448

------------------
(1) Fair market value of securities underlying the options at fiscal year end minus the exercise price of the options.
(2) Mr. Hattendorf has resigned from his positions with the Company effective as of November 7, 1997. Pursuant to an agreement effective as of November 7, 1997 between the Company and Mr. Hattendorf, the Company agreed to grant Mr. Hattendorf options to purchase 165,000 shares of Common Stock exercisable at a price of $3.9735 per share, which options will vest upon grant and remain exercisable for one year from the date of grant. All other options granted to Mr. Hattendorf expired effective as of November 7, 1997.
(3) Mr. Holmes relinquished his position as President of the Company on October 3, 1996.

DIRECTORS' COMPENSATION

     Directors who are not also employees of the Company receive a $10,000 annual fee, reimbursement of expenses for attending meetings of the Board and generally receive an annual grant of options to purchase 18,750 shares under the Plan. See 'Certain Relationships and Related Transactions.' In addition, options may be granted under the Plan to non-employee directors who render services to the Company and who are not also members of the Compensation Committee. In fiscal 1997, Mr. Bernard J. Fischbach received options under the Plan to purchase 200,000 shares of Common Stock at an exercise price of $4.875 per share in consideration of services rendered to the Company.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     The Company has employment agreements with each of Gregory Fischbach and James Scoroposki, providing for Mr. Gregory Fischbach's employment as President and Chief Executive Officer and for Mr. Scoroposki's employment as Senior Executive Vice President, Secretary and Treasurer, for terms expiring in August 2000.

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

     The Company has an agreement in principle with Mr. Holmes for his employment as President and Chief Operating Officer, which provides for a current annual base salary of $605,000. The term of the agreement expires on August 31, 1999. The agreement guarantees Mr. Holmes a 10% annual increase in his base salary for the term of the agreement. In addition, the agreement provides for annual bonus payments equal to 2.75% of the Company's net pre-tax profits for each fiscal year. The Company provides Mr. Holmes with a $2 million term life insurance policy and disability insurance. Under the agreement with Mr. Holmes, if his employment is terminated within one year after the occurrence of a change in control of the Company (other than a termination for cause) or if he terminates his agreement upon the occurrence of both a change in control of the Company and a change in the circumstances of his employment, he would be entitled to receive severance benefits in an amount equal to the total of (i)

three years' base salary and (ii) three times the largest bonus paid to him for the three fiscal years immediately preceding any such termination of his employment. In October 1996, Mr. Holmes relinquished his roles as President and Chief Operating Officer, but remains an employee of the Company under the existing agreement in principle as a special advisor to the Board reporting to Mr. Gregory Fischbach. On February 3, 1997, Mr. Holmes resigned his position as a director of the Company and of its subsidiaries. The Company has had discussions with Mr. Holmes with respect to negotiating his severance from the Company.

     The Company also has an agreement in principle with Mr. Williams for his employment as Executive Vice President and Chief Financial and Accounting Officer, which provides for a current annual base salary of $225,000. In July 1996, Mr. Williams relinquished his roles as Chief Financial and Accounting Officer, but retains his role as Executive Vice President under the terms of the existing agreement in principle. The agreement expires in August 1999. Mr. Williams is also entitled to a bonus in an amount to be determined at the discretion of the Board of Directors if the Company achieves certain financial performance objectives. The Company provides Mr. Williams with a $1 million term life insurance policy and disability insurance. If Mr. Williams' employment in terminated within one year after the occurrence of a change in control of the Company (other than a termination for cause) or if he terminates his agreement upon the occurrence of both a change in control of the Company and a change in the circumstances of his employment, he would be entitled to receive severance benefits in an amount equal to the total of (i) one year's base salary and (ii) two times the bonus paid to him for the fiscal year immediately preceding any termination of his employment. The Company has had discussions with Mr. Williams with respect to negotiating his severance from the Company.

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

     The Company has an employment agreement with Mr. Hattendorf for his employment as Chief Financial Officer of the Company, which provides for a current annual base salary of $275,000. Mr. Hattendorf has resigned from his positions with the Company effective as of November 7, 1997. Pursuant to an agreement effective as of November 7, 1997 between the Company and Mr. Hattendorf, the Company agreed to grant Mr. Hattendorf options to purchase 165,000 shares of Common Stock exercisable at a price of $3.9735 per share, which options will vest upon grant and will remain exercisable for a period of one year from the date of grant. All other options previously granted to Mr. Hattendorf expired immediately upon the termination of his employment with the Company.

BENEFIT PLANS

     The Company does not have a pension plan. For information with respect to options granted to executive officers of the Company under the Company's 1988 Stock Option Plan, see page 65.

COMPLIANCE WITH REPORTING REQUIREMENTS

     The Company believes that, during the fiscal year ended August 31, 1997, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 (the 'Exchange Act') applicable to its officers, directors and greater than ten percent beneficial owners were complied with on a timely basis, except that Mr. Hattendorf's annual report on Form 5 was filed a week late.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee are Kenneth Coleman and James Scibelli, who are intended to be 'non-employee directors' within the meaning of Rule 16b-3(b)(3)(i) promulgated under the Exchange Act and 'outside directors' within the contemplation of section 162(m)(4)(C)(i) of the Internal Revenue Code of 1986, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of November 7, 1997 (except as otherwise indicated) with respect to the number of shares of Common Stock beneficially owned by each person who is known to the Company to beneficially own more than 5% of the Common Stock, the number of shares of Common Stock beneficially owned by each director of the Company and each executive officer of the Company, and the number of shares of Common Stock beneficially owned by all executive officers and directors of the Company as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder.

                                                                                                         PERCENT OF

                                                                              AMOUNT AND NATURE OF      COMMON STOCK
NAME AND ADDRESS                                                             BENEFICIAL OWNERSHIP(1)    OUTSTANDING
--------------------------------------------------------------------------   -----------------------    ------------
Gregory E. Fischbach(2)(3) ...............................................           7,648,151              14.4%
  One Acclaim Plaza
  Glen Cove, New York 11542

James Scoroposki(3)(4) ...................................................           7,102,451              13.4
  One Acclaim Plaza
  Glen Cove, NY 11542

The Capital Group Companies, Inc.(5) .....................................           6,949,400              13.9
  333 South Hope Street
  Los Angeles, CA 90071

Merrill Lynch & Co., Inc.(6) .............................................           6,868,611              13.0
  World Financial Center
  North Tower
  250 Vesey Street
  New York, NY 10281

TCI GameCo Holdings, Inc.(3) .............................................           4,348,795               8.7
  Terrace Tower II
  5619 DTC Parkway
  Englewood, CO 80111

Bernard J. Fischbach(7) ..................................................             356,276             *
  1925 Century Park East
  Suite 1260
  Los Angeles, CA 90067

Robert H. Groman(8) ......................................................             100,000             *
  196 Peachtree Lane
  Roslyn Heights, NY 11577

Michael Tannen(8) ........................................................              94,875             *
  90 Riverside Drive, #5B
  New York, NY 10024

James Scibelli(9) ........................................................              44,500             *
  2936 Bay Drive
  Merrick, NY 11566

Kenneth L. Coleman .......................................................                 -0-               -0-
  2011 North Shoreline Blvd.
  Mountain View, CA 94043

                                                                                                         PERCENT OF

                                                                              AMOUNT AND NATURE OF      COMMON STOCK
NAME AND ADDRESS                                                             BENEFICIAL OWNERSHIP(1)    OUTSTANDING
--------------------------------------------------------------------------   -----------------------    ------------
J. Mark Hattendorf(8) ....................................................              55,000             *
  One Acclaim Plaza
  Glen Cove, NY 11542

Anthony R. Williams(10) ..................................................             281,500             *
  One Acclaim Plaza
  Glen Cove, NY 11542

All executive officers and directors as a group (9 persons)(11)...........          15,333,925              27.0%

------------------

*      Less than 1% of class.

(1)    Includes shares issuable upon exercise of warrants and options which are exercisable within the next 60 days.

(2)    Includes 2,827,500 shares issuable upon exercise of warrants and options, 36,276 shares held as co-trustee of trusts for the benefit of Mr. Scoroposki's children and 156,276 shares settled by Mr. Gregory Fischbach in trust for the benefit of his children. Each of Mr. Gregory Fischbach and Mr. Scoroposki has agreed to vote, or cause to be voted, all shares of Common Stock beneficially owned by him in the manner in which all shares of Common Stock beneficially owned by the other are voted on all matters presented to a vote of stockholders at any annual or special meeting of the Company's stockholders.

(3)    Messrs. Gregory Fischbach and Scoroposki and TCI GameCo Holdings, Inc. ('TCI Sub'), an indirect wholly owned subsidiary of Tele-Communications, Inc. ('TCI'), have entered into a voting agreement pursuant to which they have agreed to vote all shares beneficially owned by each of them in favor of those individuals nominated by the Board of Directors of the Company for election to the Board of Directors at any annual or special meeting of the stockholders of the Company at which directors are being elected provided that, subject to certain exceptions, such nominees include Messrs. Gregory Fischbach and Scoroposki (or their designees or successors)
       and one individual proposed by TCI Sub. Until his resignation effective October 3, 1997, Bruce Ravenel,
       President and Chief Executive Officer of TCI.Net, Inc., an indirect wholly-owned subsidiary of TCI, was a director of the Company.

(4)    Includes 2,827,500 shares issuable upon exercise of warrants and options, 156,276 shares held as co-trustee of trusts for the benefit of Mr. Gregory Fischbach's children and 36,276 shares settled by Mr. Scoroposki in trust for agreed to vote, or cause to be voted, all shares of Common Stock beneficially owned by him in the manner in which all shares of Common Stock beneficially owned by the other are voted on all matters presented to a vote of stockholders at any annual or special meeting of the Company's stockholders.

(5)    Information in respect of the beneficial ownership of The Capital Group Companies, Inc. has been derived from its Schedule 13-G, dated February 12, 1997, filed on its behalf and on behalf of Capital Research and
       Management Company ('CRMC') with the Commission. The Company has been advised that (a) CRMC is a registered investment adviser and an operating subsidiary of The Capital Group Companies, Inc., (b) at February 12,
       1997, CRMC exercised investment discretion with respect to 3,635,000 shares of Common Stock, which were owned by various institutional investors and (c) CRMC has no power to direct the vote of such shares. Capital
       Guardian Trust Company, a bank as defined in Section 3(a) of the Securities Act of 1933 (the 'Securities
       Act') and a wholly-owned subsidiary of The Capital Group Companies, Inc. is the beneficial owner of 3,292,900 shares of Common Stock as the result of serving as the investment manager of various institutional accounts.

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)

(6)    Information in respect of the beneficial ownership of Merrill Lynch & Co., Inc. ('ML&Co.') has been derived from Amendment No. 3 to its Schedule 13-G, dated February 14, 1997, filed on its behalf and on behalf of
       Merrill Lynch Group, Inc. ('ML Group'), Princeton Services, Inc, ('PSI'), Merrill Lynch Asset Management,
       L.P. d/b/a Merrill Lynch Asset Management ('MLAM') and Merrill Lynch Technology Fund, Inc. ('MLTF') with the
       Securities and Exchange Commission (the 'Commission'). Based solely on such Amendment No. 3 to Schedule 13-G,
       ML&Co., ML Group and PSI are parent holding companies, MLAM is a registered investment adviser and MLTF is a registered investment company (for which MLAM acts as investment adviser), which has an interest that relates to greater than 5% of the Common Stock.

(7)    Represents 200,000 shares issuable upon exercise of options and 156,276 shares held as co-trustee of trusts for the benefit of Mr. Gregory Fischbach's children.

(8)    Represents shares issuable upon exercise of options.

(9)    Includes 37,500 shares issuable upon exercise of options.

(10)   Includes 261,500 shares issuable on exercise of options.

(11)   Includes 6,403,875 shares issuable upon exercise of warrants and options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. James Scoroposki, an officer, director and principal stockholder of the Company, is the sole stockholder, a director and president of a sales representative organization selling interactive entertainment software and a 50% stockholder, a director and executive vice president of another sales representative organization selling interactive entertainment software. Such sales representative organizations act as sales representatives for the Company, receive commissions from the Company with respect to interactive entertainment software sold by them and will continue to do so during the fiscal year ending August 31, 1998. For the fiscal year ended August 31, 1997, the commissions paid by the Company to these sales representative organizations amounted to approximately $535,000. The agreements between the Company and these sales representatives are on terms that are at least as favorable to the Company as could have been obtained from unaffiliated third parties. In addition to representing the Company's titles, these companies also represent competitors of the Company who distribute interactive entertainment software, and derive most of their revenue from representing companies other than the Company.

     Mr. Scoroposki is also the sole shareholder of The Crescent Club, which provides restaurant services and related entertainment and meeting facilities to the Company and will continue to do so for the fiscal year ending August 31, 1998. For the fiscal year ended August 31, 1997, payments made by the Company to

The Crescent Club amounted to approximately $66,000.

     The firm of Fischbach, Perlstein, Liebermann & Yanny, of which Bernard J. Fischbach is a partner, performs legal services for the Company and will continue to do so for the fiscal year ending August 31, 1998. Payments made by the Company for said services amounted to approximately $885,000 for the fiscal year ended August 31, 1997. In addition, in fiscal 1997, Mr. B. Fischbach received options under the Plan to purchase 200,000 shares of Common Stock at an exercise price of $4.875 per share in consideration of services rendered to the Company.

     The firm of Groman, Ross & Tisman, P.C. of which Robert H. Groman is a partner, also performs legal services for the Company and will continue to do so for the fiscal year ending August 31, 1998. Payments made by the Company for said services amounted to approximately $38,000 for the fiscal year ended August 31, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) and (d) 1. Financial Statements:

     The following Financial Statements of the Company are included in Part II:
Item 8

          Reports of Independent Auditors.

          Consolidated Balance Sheets--August 31, 1997 and 1996.

          Statements of Consolidated Operations--Years Ended August 31, 1997, 1996 and 1995.

          Statements of Consolidated Stockholders' (Deficiency) Equity--Years Ended August 31, 1997, 1996 and 1995.

          Statements of Consolidated Cash Flows--Years Ended August 31, 1997, 1996 and 1995.

          Notes to Consolidated Financial Statements.

     (a) and (d) 2. Financial Statement Schedules:

     Schedule II Allowance for Returns and Discounts

     All other schedules have been omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

     (b) Current Reports on Form 8-K:


     None.

     (c) Exhibits:

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
 3.1      --   Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the
               Company's Registration Statement on Form S-1, filed on April 21, 1989, as amended (Registration
               Number 33-28274) (the '1989 S-1'))
 3.2      --   Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit
               3.2 to the 1989 S-1)
 3.3      --   Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit
               4(d) to the Company's Registration Statement on Form S-8, filed on May 19, 1995 (Registration Number
               33-59483) (the '1995 S-8')
 3.4      --   Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 4(e) to the 1995
               S-8)
 4        --   Specimen form of the Company's Common Stock certificate (incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended August 31, 1989, as amended (File No.
               0-16986) (the '1989 10-K'))
10.1 o    --   Employment Agreement dated as of September 1, 1994 between the Company and Gregory Fischbach;
               Amendment No. 1, dated as of December 8, 1996, between the Company and G. Fischbach (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended August 31,
               1996 (File No. 0-16986) (the '1996 10-K'))
10.2 o    --   Employment Agreement dated as of September 1, 1994 between the Company and J. Scoroposki; Amendment
               No. 1, dated as of December 8, 1996, between the Company and J. Scoroposki (incorporated by reference to Exhibit 10.2 to the 1996 10-K)
10.3 o    --   1988 Stock Option Plan (incorporated by reference to Exhibit 4(a) to the Company's 1995 S-8)
10.4      --   Revolving Credit and Security Agreement, dated as of January 1, 1993, between the Company, Acclaim
               Distribution Inc., LJN Toys, Ltd., Acclaim Entertainment Canada, Ltd. and Arena Entertainment Inc.,
               as borrowers, and BNY Financial Corporation, as lender, as amended and restated on February 28, 1995
               (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
               quarter ended February 28, 1995 (File No. 0-16986) (the '1995 10- Q'))

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------

10.5      --   Restated and Amended Factoring Agreement, dated as of February 28, 1995, between the Company and BNY
               Financial Corporation (incorporated by reference to Exhibit 10.2 to the 1995 10-Q)
10.6*     --   License Agreement, dated as of December 14, 1994, by and between Sony Computer Entertainment of
               America and the Company (incorporated by reference to Exhibit 10.6 to the 1996 10-K)
21        --   Subsidiaries of Registrant


------------------

* Confidential treatment has been granted with respect to certain information contained in this exhibit.

o Management contract or compensatory plan or arrangement required to be identified pursuant to Item 14(a)3 of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCLAIM ENTERTAINMENT, INC.

             By: GREGORY FISCHBACH                                                               November 7, 1997
               Gregory Fischbach
          Co-Chairman of the Board and
            Chief Executive Officer

             By: J. MARK HATTENDORF                                                              November 7, 1997
               J. Mark Hattendorf
          Executive Vice President and
     Chief Financial and Accounting Officer
            through November 7, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               GREGORY FISCHBACH                  Co-Chairman of the Board; Chief                 November 7, 1997
               Gregory Fischbach                  Executive Officer; President; Director

                JAMES SCOROPOSKI                  Co-Chairman of the Board Executive Vice         November 7, 1997
                James Scoroposki                  President; Treasurer; Secretary;
                                                  Director; and Acting Chief Financial and
                                                  Accounting Officer effective November 8,
                                                  1997

              BERNARD J. FISCHBACH                Director                                        November 7, 1997
              Bernard J. Fischbach

                 MICHAEL TANNEN                   Director                                        November 7, 1997
                 Michael Tannen

                 ROBERT GROMAN                    Director                                        November 7, 1997

                 Robert Groman

                 JAMES SCIBELLI                   Director                                        November 7, 1997
                 James Scibelli

               KENNETH L. COLEMAN                 Director                                        November 7, 1997
               Kenneth L. Coleman

                                  SCHEDULE II
                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      ALLOWANCE FOR RETURNS AND DISCOUNTS
                        (IN 000S, EXCEPT PER SHARE DATA)

                              BALANCE AT      PROVISIONS FOR                     BALANCE AT
                             BEGINNING OF      RETURNS AND       RETURNS AND       END OF
PERIOD                          PERIOD          DISCOUNTS         DISCOUNTS        PERIOD
-------------------------    ------------     --------------     -----------     ----------
Year ended
  August 31, 1995........      $ 35,327          $ 25,081         $  40,773       $ 19,635
Year ended
  August 31, 1996........      $ 19,635          $214,079         $ 158,348       $ 75,366*
Year ended
  August 31, 1997........      $ 75,366          $ 28,161         $  65,847       $ 37,680*

------------------

* As of August 31, 1997 and 1996, $18,900 and $26,500 were included in accrued sales allowances.