Form 10-Q
period 1997-12-31
ACCLAIM ENTERTAINMENT INC
filed 1998-01-14
CIK 804888

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

  For the quarterly period ended November 30, 1997

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

  For the transition period from to_____to_____

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

                                 (516) 656-5000
                                 --------------
                         (Registrant's telephone number)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

  As at January 9, 1998, approximately 50,325,000 shares of Common Stock of the Registrant were issued and outstanding.

  PART 1 - FINANCIAL INFORMATION

  Item 1.    FINANCIAL STATEMENTS


                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in 000s, except per share data)

                                                                        November 30,  August 31,
                                                                            1997        1997
                                                                            ----        ----
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                  $31,279      $26,254
Accounts receivable - net                                                   38,494       18,729
Inventories                                                                  1,632        3,546
Prepaid expenses                                                            13,109       20,250
                                                                         ---------    ---------
TOTAL CURRENT ASSETS                                                        84,514       68,779
                                                                         ---------    ---------

OTHER ASSETS

Fixed assets - net                                                          32,892       34,268
Excess of cost over net assets acquired - net of accumulated
  amortization of $17,633 and $17,104, respectively                         23,018       23,547
Other assets                                                                 5,848        6,581
                                                                         ---------    ---------
TOTAL ASSETS                                                              $146,272     $133,175
                                                                         ---------    ---------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Trade accounts payable                                                     $21,233      $17,007
Short-term borrowings                                                           25          643
Accrued expenses                                                           102,610      107,928
Income taxes payable                                                         5,766        4,840
Current portion of long-term debt                                              835        1,002
Obligation under capital leases - current                                    1,479        1,515
                                                                         ---------    ---------
TOTAL CURRENT LIABILITIES                                                  131,948      132,935
                                                                         ---------    ---------

LONG-TERM LIABILITIES

Long-term debt                                                              52,474       52,655
Obligation under capital leases - noncurrent                                 1,923        2,264
Other long-term liabilities                                                  7,144        4,553
                                                                         ---------    ---------
TOTAL LIABILITIES                                                          193,489      192,407
                                                                         ---------    ---------


MINORITY INTEREST                                                             (153)        (186)

STOCKHOLDERS' DEFICIENCY

Preferred stock, $0.01 par value; 1,000 shares authorized; none issued        --           --
Common stock, $0.02 par value; 100,000 shares authorized;
   50,727 and 50,122 shares issued, respectively                             1,015        1,002
Additional paid in capital                                                 177,234      173,373
Accumulated deficit                                                       (221,855)    (229,870)
Treasury stock, 474 shares                                                  (2,904)      (2,904)
Foreign currency translation adjustment                                       (554)        (647)
                                                                         ---------    ---------
TOTAL STOCKHOLDERS' DEFICIENCY                                             (47,064)     (59,046)
                                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                            $146,272     $133,175
                                                                         ---------    ---------

See notes to consolidated financial statements.

                           ACCLAIM ENTERTAINMENT, INC
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                        (in 000s, except per share data)

                                            Three Months Ended
                                                November 30,
                                             1997        1996
                                             ----        ----
NET REVENUES                                $92,277     $53,338
COST OF REVENUES                             44,002      24,792
                                           --------    --------
GROSS PROFIT                                 48,275      28,546
                                           --------    --------

OPERATING EXPENSES

Marketing and sales                          17,098      19,912
General and administrative                   16,880      19,200
Research and development                      5,545       7,545
                                           --------    --------
TOTAL OPERATING EXPENSES                     39,523      46,657
                                           --------    --------

EARNINGS (LOSS) FROM OPERATIONS               8,752     (18,111)
                                           --------    --------

OTHER INCOME (EXPENSE)

Interest income                                 460         291
Other income (expense)                          344        (676)
Interest expense                             (1,440)       (734)

                                           --------    --------


EARNINGS (LOSS) BEFORE INCOME TAXES           8,116     (19,230)

PROVISION FOR INCOME TAXES                      106        --
                                           --------    --------

EARNINGS (LOSS) BEFORE MINORITY INTEREST      8,010     (19,230)

MINORITY INTEREST                                (5)       (230)
                                           --------    --------

NET EARNINGS (LOSS)                          $8,015    $(19,000)
                                           --------    --------

NET EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                     $0.15      $(0.38)
                                           --------    --------

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                         53,756      49,700
                                           --------    --------

See notes to consolidated financial statements.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' (DEFICIENCY) EQUITY
                        (in 000s, except per share data)

                          Preferred                                                                            Unrealized
                          Stock (1)     Common Stock                                                           Gain (Loss)
                        -------------   -------------                                                Foreign       On
                            Issued         Issued     Additional                                    Currency   Marketable
                        -------------  --------------   Paid-In    Deferred   Accumulated Treasury Translation   Equity
                        Shares Amount  Shares  Amount   Capital  Compensation   Deficit     Stock   Adjustment Securities   Total
                        ------ ------  ------  ------ ---------- ------------ ----------- -------- ----------- ---------- --------
Balance August
  31, 1996                  -      -   50,041  $1,001  $180,895    $(15,113)   $(70,642)  $(1,813)    $(754)       $15     $93,589
                        ------ ------  ------  ------ ---------- ------------ ----------- -------- ----------- ---------- --------
Net Loss                    -      -        -      -          -           -    (159,228)        -         -          -    (159,228)
Issuances and
  Cancellations of
  Warrants and
  Options                   -      -        -      -        722         566           -         -         -          -       1,288
Deferred
  compensation
  expense                   -      -        -      -          -       6,134           -         -         -          -       6,134
Exercise of Stock
  Options                   -      -       81      1        169           -           -         -         -          -         170
Purchase of Treasury
  Stock                     -      -        -      -          -                       -    (1,091)        -          -      (1,091)
Foreign Currency
  Translation Gain          -      -        -      -          -           -           -         -       107          -         107
Unrealized Loss on
  Marketable Equity
  Securities                -      -        -      -          -           -           -         -         -        (15)        (15)
                        ------ ------  ------  ------ ---------- ------------ ----------- -------- ----------- ---------- --------
Balance August 31,
  1997                      -      -   50,122  $1,002  $181,786     $(8,413)  $(229,870)  $(2,904)    $(647)        $0    $(59,046)
                        ------ ------  ------  ------ ---------- ------------ ----------- -------- ----------- ---------- --------
Net Earnings                -      -        -      -          -                   8,015         -         -          -       8,015
Issuance of Common
  Stock for
  Litigation
  Settlements               -      -      575     12      1,988           -           -         -         -          -       2,000
Issuances and
  Cancellations of
  Warrants and
  Options                   -      -        -      -      3,008      (2,302)          -         -         -          -         706
Deferred
  compensation
  expense                   -      -        -      -          -       1,106           -         -         -          -       1,106
Exercise of Stock

  Options                   -      -       30      1         61           -           -         -         -          -          62
Foreign Currency
  Translation Gain          -      -        -      -          -           -           -         -        93          -          93
                        ------ ------  ------  ------ ---------- ------------ ----------- -------- ----------- ---------- --------
Balance November 30,
  1997                      -      -   50,727 $1,015   $186,843     $(9,609)  $(221,855)  $(2,904)    $(554)        $0    $(47,064)
                        ------ ------  ------  ------ ---------- ------------ ----------- -------- ----------- ---------- --------

(1) The Company is authorized to issue 1,000 shares of preferred stock at a par value of $0.01 per share, none of which shares is presently issued and outstanding.

    See notes to consolidated financial statements.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (in 000s, except per share data)

                                                            Three Months Ended
                                                               November 30,
                                                             1997       1996
                                                             ----       ----
CASH FLOWS (USED IN)  PROVIDED BY
  OPERATING ACTIVITIES

Net Earnings (Loss)                                          $8,015   $(19,000)
                                                           --------   --------

Adjustments to reconcile net earnings (loss)
  to net cash (used in) provided by operating activities:
  Depreciation and amortization                               3,449      4,158
  Loss on sale of marketable securities                        --          902
  Provision for returns and discounts                        13,640      9,757
  Deferred income taxes                                        --         (108)
  Minority interest in net earnings of consolidated
    subsidiary                                                   (5)      (230)
  Deferred compensation expense                               1,106      1,050
  Non-cash royalty charges                                      221      3,425
  Other non-cash items                                          446         63

Change in assets and liabilities, net of effects
  of acquisitions:
     (Increase) in accounts receivable                      (32,366)   (28,055)
     Decrease (Increase) in inventories                       1,996       (140)
     Decrease in prepaid expenses                             7,421      5,094
     Decrease in other current assets                          --           58
     Increase in trade accounts payable                       4,083      1,825
     (Decrease) in accrued expenses                          (3,608)    (1,130)
     Decrease in income taxes receivable                         99     52,848
     Increase in other long-term liabilities                  2,591       --
                                                           --------   --------
Total adjustments                                              (927)    49,517
                                                           --------   --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                     7,088     30,517
                                                           --------   --------

CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES
Sales of marketable equity securities                          --        8,782
Acquisition of fixed assets, excluding capital leases          (746)      (983)
Disposal of fixed assets                                          9         63
Acquisition of other assets                                    --         (170)
                                                           --------   --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES           $(737)    $7,692

                                                           --------   --------
                                       4

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Continued)
                        (in 000s, except per share data)

                                                     Three Months Ended
                                                         November 30,
                                                      1997         1996
                                                      ----         ----
CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES
Payment of mortgage                                  $(348)       $(111)
Proceeds from short-term bank loans                   --          4,322
Payment of short-term bank loans                      (618)      (4,076)
Exercise of stock options                               62           19
Payment of obligation under capital leases            (283)        (311)
Payment of long-term debt                             --         (1,500)
Miscellaneous financing activities                      46          500
                                                  --------     --------

NET CASH (USED IN) FINANCING ACTIVITIES             (1,141)      (1,157)
                                                  --------     --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH               (185)         156

NET INCREASE IN CASH                                 5,025       37,208

CASH AT BEGINNING OF PERIOD                         26,254       18,814
                                                  --------     --------

CASH AT END OF PERIOD                              $31,279      $56,022
                                                  --------     --------

Supplemental schedule of noncash investing and financing activities:

                                                      1997         1996
                                                      ----         ----
Acquisition of equipment under capital leases          $--         $213

Cash paid during the year for:

     Interest paid                                  $1,849       $1,694
     Income taxes received                             $--      $52,815

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

2. Liquidity - The accompanying consolidated financial statements have been prepared assuming that Acclaim Entertainment, Inc. ("Acclaim"), together with its subsidiaries (Acclaim and its subsidiaries are collectively hereinafter referred to as the "Company"), will continue as a going concern. The Company's working capital and stockholders' deficiencies at November 30, 1997, the uncertainty as to whether the Company's products in development will achieve commercial success and uncertainty in respect of the on-going support of the Company's principal bank could impact the Company's ability to meet its obligations as they become due. The consolidated financial statements do not include any adjustments that might arise from the outcome of this uncertainty. To enhance long-term liquidity, in fiscal 1997 the Company decreased its fixed operating costs, primarily by reducing the number of its personnel and consolidating certain operations. These expense reductions and the release of a number of titles in the first quarter of fiscal 1998, including two new titles for the N64 hardware platform, contributed to the Company's net earnings of $8,015 for the first quarter of fiscal 1998. In that quarter, the Company generated approximately $7,000 of cash from operating activities. The Company's future long-term liquidity will be materially dependent on its ability to develop and market new software products that achieve widespread market acceptance for use with the hardware platforms that dominate the market.

3. Accounts Receivable

  Accounts receivable are comprised of the following:

                                              November 30,            August 31,
                                                 1997                    1997
                                                 ----                    ----
  Receivables assigned to factor                $39,027                 $13,337
  Advances due (from) to factor                  13,451                  (3,780)
                                                 ------                 -------
  Due from factor                                25,576                  17,117
  Unfactored accounts receivable                  5,995                   4,873
  Accounts receivable - Foreign                  35,499                  12,434
  Other receivables                               2,576                   3,085
  Allowances for returns and discounts          (31,152)                (18,780)
                                                -------                 -------
                                                $38,494                 $18,729

                                                -------                 -------

   Pursuant to a factoring agreement, the Company's principal bank acts as its factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At November 30, 1997, the factoring charge amounted to 0.25% of the receivables assigned. The Company's obligations to the bank are collateralized by all of the Company's and its North American subsidiaries' accounts receivable, inventories and equipment. The advances for factored receivables are pursuant to a revolving credit and security agreement, which expires on January 31, 2000. Pursuant to the terms of the agreement, which can be canceled by either party upon 90-days notice prior to the end of the term, the Company is required to maintain specified levels of working capital and tangible net worth and may not incur losses in excess of specified amounts, among other covenants.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in 000s, except per share data)

3. Accounts Receivable - (Continued)

   The Company draws down working capital advances and opens letters of credit (up to an aggregate maximum of $20 million) against the facility in amounts determined on a formula based on factored receivables, inventory and cost of imported goods under outstanding letters of credit. Interest was charged at the bank's prime lending rate per annum on such advances. Effective November 8, 1996, interest is charged at the bank's prime lending rate plus one percent per annum (9.5% at November 30, 1997) on such advances. As of November 30, 1997, the Company was in default of certain financial covenants under its revolving credit facility, which defaults have been waived by the lender.

   Pursuant to the terms of certain distribution, warehouse and credit and collection agreements, certain of the Company's foreign accounts receivable are due from certain distributors. These receivables are not collateralized and as a result management periodically monitors the financial condition of these distributors. No additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's accounts receivable. At November 30, 1997 and 1996, the balance due from a distributor was approximately 32% and 24%, respectively, of foreign accounts receivable.

4. Long-Term Debt

   Long-term debt consists of the following:

                                                    November 30,      August 31,
                                                        1997             1997
                                                        ----             ----
   (A)  10% Convertible Subordinated Notes due 2002   $50,000         $50,000
   (B)  Mortgage note                                   3,309           3,657

                                                      -------         -------
                                                       53,309          53,657
        Less: current portion                             835           1,002
                                                      -------         -------
                                                      $52,474         $52,655
                                                      -------         -------

   (A) In February 1997, the Company issued $50,000 of unsecured 10% Convertible Subordinated Notes ("Notes") due March 1, 2002 with interest payable semiannually commencing September 1, 1997. The Notes were sold at par with proceeds to the Company of $47,400, net of expenses. The indenture governing the Notes contains covenants that, among other things, substantially limit the Company's ability to incur additional indebtedness, issue preferred stock, pay dividends or make certain other payments. The Notes are convertible into shares of Acclaim common stock prior to maturity, unless previously redeemed, at a conversion price of $5.18 per share, subject to adjustment under certain conditions. The Notes are redeemable in whole or in part, at the option of the Company (subject to the rights of holders of senior indebtedness) at 104% of the principal balance at any time on or after March 1, 2000 through February 28, 2001 and at 102% of the principal balance thereafter to maturity.

   (B) Interest on the mortgage note until April 30, 1997 was charged at the bank's prime lending rate and is currently charged at the bank's prime lending rate plus one percent per annum (9.5% at November 30, 1997). The mortgage note is collateralized by a building (Corporate Headquarters) with a carrying value of approximately $16,150. As of August 31, 1996 and November 30, 1996, the Company was in default of various financial and other covenants with the mortgage lender. The mortgage lender waived these past defaults, conditioned upon the mortgage lender receiving $2,000 from the net proceeds from the issuance of the Notes and the Company accelerating payment terms on the balance of the loan. The Company used $2,000 of the proceeds from the issuance of the Notes to repay a portion of the mortgage note and under the Note Modification Agreement dated September 11, 1997 is

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in 000s, except per share data)


4. Long-Term Debt - (Continued)

obligated to make an additional accelerated payment of $500 payable over nine months in addition to quarterly payments of $181 payable until February 1, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS

     The following is intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1997 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Form 10-K.

     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "believe," "anticipate," "think," "intend," "plan," "will be" and similar expressions identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of the Company are subject to certain risks and uncertainties, including those discussed in "Factors Affecting Future Performance" below at pages 16 to 27, which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

OVERVIEW

     Acclaim Entertainment, Inc. ("Acclaim"), together with its subsidiaries (Acclaim and its subsidiaries are collectively hereinafter referred to as the "Company"), is a developer, publisher and mass marketer of interactive entertainment software ("Software") for use with dedicated interactive entertainment hardware platforms ("Entertainment Platforms") and multimedia personal computer systems ("Multimedia PCs"). The Company operates its own Software design studios and a motion capture studio, and markets and distributes its Software in the major territories throughout the world. The Company's operating strategy is to develop Software for the Entertainment Platforms and Multimedia PCs that dominate the interactive entertainment market at a given time or which the Company perceives as having the potential for achieving mass market acceptance. The Company emphasizes sports simulation and arcade-style titles for Entertainment Platforms, and fantasy/role-playing, adventure and sports simulation titles for Multimedia PCs. The Company intends to continue to support its existing key brands (such as Turok: Dinosaur Hunter, NFL Quarterback Club '98, World Wrestling Federation ("WWF") and NBA Jam) with the introduction of new titles supporting those brands and to develop one or more additional key brands each year based on its original and licensed properties, which may then be featured on an annual basis in successive titles.

     The Company also engages, to a lesser extent, in: (i) the development and publication of comic books; (ii) the distribution of Software titles developed by other Software publishers ("Affiliated Labels"); (iii) the marketing of its motion capture technology and studio services; and (iv) the development, marketing and distribution of coin-operated video arcade games. See "Factors Affecting Future Performance--New Business Ventures."

     The Software industry is driven by the size of the installed base of

Entertainment Platforms, such as those manufactured by Nintendo Co., Ltd. (Japan) (Nintendo Co., Ltd. and its subsidiary, Nintendo of America, Inc., are collectively referred to as "Nintendo"), Sony Corporation (Sony Corporation and its subsidiary, Sony Computer Entertainment of America, are collectively referred to as "Sony") and Sega Enterprises Ltd. ("Sega"), and Multimedia PCs. The industry is characterized by rapid technological change, resulting in hardware platform and related Software product cycles. No single hardware platform or system has achieved long-term dominance in the interactive entertainment market.

     The Company's results of operations and profitability were materially adversely affected during the fiscal year ended August 31, 1996 and 1997 by the material decline in sales of the Company's 16-bit

Software and the transition to new 32- and 64-bit Entertainment Platforms and related Software. See "Factors Affecting Future Performance--Industry Trends; Platform Transition; Technological Change."

     The Company recorded net earnings of $8.0 million for the quarter ended November 30, 1997 as compared to a net loss of $(19.0) million for the quarter ended November 30, 1996. The net earnings for the 1998 quarter reflect primarily the increase in sales volume of the Company's Software for Nintendo's 64-bit N64 platform ("N64").

     Management believes, based on publicly available information and its own estimates, that the installed base of 32- and 64-bit Entertainment Platforms was between approximately 6 and 7 million and between approximately 20 and 22 million units at the end of calendar 1996 and 1997, respectively. Although management anticipates that such installed base will continue to grow in calendar 1998 and that the Company's revenues in fiscal 1998 from sales of Software therefor will be higher than in fiscal 1997, the Company's revenues from sales of Software for the new Entertainment Platforms in fiscal 1998 will not be comparable to its revenues from sales of 16-bit Software in fiscal 1994 or 1995. Management currently anticipates that the Company will incur a loss during the second quarter of fiscal 1998. Assuming the continued growth of the installed base of 32- and 64-bit Entertainment Platforms and the timely introduction and success of the Company's Software therefor, management anticipates that the Company will be profitable in fiscal 1998 as a whole. No assurance can be given as to the future growth of the installed base of 32- and 64-bit Entertainment Platforms or Software therefor, the timely introduction or success of the Company's Software or the Company's results of operations and profitability in future periods. See Note 2 of Notes to Consolidated Financial Statements and "Factors Affecting Future Performance."

     In fiscal 1997, the Company effected a variety of cost reduction measures to reduce its operating expenses. The Company realized the benefits of such measures in the fourth quarter of fiscal 1997 and in the first quarter of fiscal 1998 in the form of reduced operating expenses as compared to prior quarters. However, no assurance can be given that the Company will be able to maintain its operating expenses at their current level or that the cost reduction measures effected in fiscal 1997 will not materially adversely affect the Company's ability to develop and publish commercially viable titles, or that such measures, whether alone or in conjunction with increased revenues, if any, will be sufficient to generate operating profits in fiscal 1998 and beyond. See "Factors Affecting Future Performance."

     The Company's ability to generate sales growth and profitability will be primarily dependent on the growth of the Software market for 32- and 64-bit Entertainment Platforms and Multimedia PCs, the Company's ability to identify, develop and publish 'hit' Software for Entertainment Platforms with significant installed bases and Multimedia PCs, the continued success of the Company's cost reduction efforts and its ability to develop and publish commercially viable titles after giving effect to such efforts and, to a lesser extent, the development of, and the generation of revenues from, the Company's other entertainment operations.

RESULTS OF OPERATIONS

     The following table sets forth certain statements of consolidated operations data as a percentage of net revenues for the periods indicated:

                                                    Three Months Ended
                                                        November 30,

                                                   1997             1996
                                                   ----             ----
Domestic revenues                                  59.0%            47.0%
Foreign revenues                                   41.0             53.0
                                                   ----             ----
Net revenues                                      100.0            100.0
Cost of revenues                                   47.7             46.5
                                                   ----             ----
Gross profit                                       52.3             53.5
Marketing and sales                                18.5             37.3
General and administrative expenses                18.3             36.0
Research and development expenses                   6.0             14.1
                                                    ---             ----
Total operating expenses                           42.8             87.4
Earnings (loss) from operations                     9.5            (34.0)
Other (expense), net                               (0.7)            (2.0)
Earnings (loss) before income taxes                 8.8            (36.0)
Net earnings (loss)                                 8.7            (36.0)

NET REVENUES

     The Company's gross revenues were derived from the following product categories:

                                                    Three Months Ended
                                                        November 30,


                                                   1997             1996
                                                   ----             ----
     64-bit Software                               73.0%             0.0%
     32-bit Software                               15.0%            63.0%
     Multimedia PC Software                         9.0%            17.0%
     Portable Software                              1.0%             2.0%
     16-bit Software                                1.0%            15.0%
     Other                                          1.0%             3.0%
  -------------------------------------------
* The numbers in this chart do not give effect to sales credits and allowances granted by the Company in the periods covered since the Company does not track such credits and allowances by product category. Accordingly, the numbers presented may vary materially from those that would be disclosed if the Company were able to present such information as a percentage of net revenues.

     The increase in the Company's net revenues from $53.3 million for the quarter ended November 30, 1996 to $92.3 million for the quarter ended November 30, 1997 was predominantly due to sales of the Company's N64 Software resulting from the growth in the 32- and 64-bit Entertainment Platforms market.

     A significant portion of the Company's revenues in any quarter are generally derived from Software first released in that quarter or in the immediately preceding quarter. In the quarter ended November 30, 1996, sales of Alien Trilogy and NBA Jam Extreme accounted for approximately 11% and 10% of the Company's gross revenues, respectively, and, in the quarter ended November 30, 1997, sales of Extreme G, NFL Quarterback Club '98 and Turok: Dinosaur Hunter (all for the N64 platform) accounted for approximately 32%, 31% and 8% of the Company's gross revenues, respectively.

     In addition, sales of Affiliated Labels Software accounted for approximately 9% and 8% of the Company's gross revenues in the quarter ended November 30, 1996 and 1997, respectively.

     The Company is substantially dependent on Sony, Sega and Nintendo as the sole manufacturers of the hardware platforms marketed by them and as the sole licensors of the proprietary information and technology needed to develop Software for those platforms. For the quarters ended November 30, 1996 and 1997, the Company derived 13% and 75% of its gross revenues, respectively, from sales of Nintendo-compatible Software, 48% and 15% of its gross revenues, respectively, from sales of Software for the Sony PlayStation and 19% and less than 1% of its gross revenues, respectively, from sales of Sega-compatible Software.

GROSS PROFIT

     Gross profit fluctuates as a result of three factors: (i) the number of 'hit' titles and average unit selling prices of the Company's Software; (ii) the Company's product mix (i.e., the percentage of sales of Multimedia PC Software and Software for compact-disk ("CD") based Entertainment Platforms, such as the 32-bit Sony PlayStation and Sega Saturn platforms, as compared to sales of Software for cartridge-based Entertainment Platforms, such as the N64 platform); and (iii) the percentage of foreign sales to third party distributors. All royalties payable to Nintendo, Sony and Sega are included in cost of revenues.

     The Company's gross profit is adversely impacted by increases in the level of returns and allowances to retailers, which reduces the average unit price obtained for its Software sales. Similarly, lack of 'hit' titles or a low number of 'hit' titles, resulting in lower average unit sales prices, adversely impacts the Company's gross profits.

     The Company's margins on sales of Multimedia PC and other CD Software are higher than those on cartridge Software as a result of significantly lower CD Software costs.

     The Company's margins on foreign Software sales to third party distributors are approximately one-third lower than those on sales that the Company makes directly to foreign retailers.

     Gross profit increased from $28.5 million (54% of net revenues) for the quarter ended November 30, 1996 to $48.3 million (52% of net revenues) for the quarter ended November 30, 1997. The dollar increase is primarily attributable to higher sales. The percentage decrease is primarily attributable to the higher percentage of cartridge Software sales, offset partially by the lower percentage of foreign sales to third party distributors, in the fiscal 1998 quarter.

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

OPERATING EXPENSES

     In fiscal 1997, the Company effected a variety of cost reduction measures to reduce its operating expenses. The Company realized the benefits of such measures in the fourth quarter of fiscal 1997 and in the first quarter of fiscal 1998 in the form of reduced operating expenses as compared to prior quarters. However, no assurance can be given that the Company will be able to maintain its operating expenses at their current level or that the cost reduction measures effected in fiscal 1997 will not materially adversely affect the Company's ability to develop and publish commercially viable titles, or that such measures, whether alone or in conjunction with increased revenues, if any, will be sufficient to generate operating profits in fiscal 1998 and beyond. See "Factors Affecting Future Performance."

     Marketing and sales expenses decreased from $19.9 million (37% of net revenues) for the quarter ended November 30, 1996 to $17.1 million (19% of net revenues) for the quarter ended November 30, 1997. The decrease is primarily attributable to cost reduction efforts initiated by the Company.

     General and administrative expenses decreased from $19.2 million (36% of net revenues) for the quarter ended November 30, 1996 to $16.9 million (18% of net revenues) for the quarter ended November 30, 1997. The decrease is primarily attributable to personnel and other cost reduction efforts initiated by the Company to reduce its operating expenses.

     Research and development expenses decreased from $7.5 million (14% of net revenues) for the quarter ended November 30, 1996 to $5.5 million (6% of net revenues) for the quarter ended November 30, 1997 due to the consolidation of certain of the Company's studio operations and other cost reduction efforts initiated by the Company.

     Accrued downsizing expenses were $11.3 million at August 31, 1997. Downsizing expenditures in the first quarter of fiscal 1998 were consistent with the accrued downsizing charge at August 31, 1997. The majority of the remaining accrued downsizing expenses will be paid in the remainder of fiscal 1998 and relates to employee severance, lease commitments for idle facilities and write-offs of non-productive fixed assets.

     As of August 31, 1997, the Company had a U.S. tax net operating loss carryforward of approximately $96 million. The Company had no U.S. federal income tax expense in the first quarter of fiscal 1998 due to the utilization of a portion of such net operating loss carryforwards. The provision for income taxes of $0.1 million consists of state and foreign income taxes.

SEASONALITY

     The Company's business is seasonal, with higher revenues and operating income typically occurring during its first, second and fourth fiscal quarters (which correspond to the Christmas and post-Christmas selling season). However, the timing of the delivery of Software titles and the releases of new titles cause material fluctuations in the Company's quarterly revenues and earnings, which may cause the Company's results to vary from the seasonal patterns of the industry as a whole.

LIQUIDITY AND CAPITAL RESOURCES

     The Company derived net cash from operating activities of approximately $30.5 million and $7.1 million during the quarter ended November 30, 1996 and 1997, respectively. An income tax refund of approximately $54 million related to the carryback of the Company's loss for fiscal 1996 was included in the net cash provided by operating activities during the fiscal 1997 quarter. Excluding the tax refund, the increase in net cash from operations in the fiscal 1998 quarter as compared to the fiscal 1997 quarter is primarily attributable to an increase in cash received from customers. The increase in cash received from customers is primarily attributable to higher sales. See Note 2 of Notes to Consolidated

Financial Statements.

     The Company derived net cash from investing activities of approximately $7.7 million and used net cash in investing activities of approximately $0.7 million during the quarter ended November 30, 1996 and 1997, respectively. The decrease in net cash from investing activities in the fiscal 1998 quarter as compared to the fiscal 1997 quarter is primarily attributable to reduced proceeds (approximately $8.8 million in the fiscal 1997 quarter) derived from the sale of marketable securities.

     The Company used net cash in financing activities of approximately $1.2 million and $1.1 million in the quarter ended November 30, 1996 and 1997, respectively. The decrease in net cash used in financing activities in the fiscal 1998 quarter as compared to the fiscal 1997 quarter is primarily attributable to the elimination of the payment of the term loan, which was partially offset by increased mortgage repayments. See Note 4 of Notes to Consolidated Financial Statements.

     The Company generally purchases its inventory of Sony, Nintendo and Sega (to the extent not manufactured by the Company) Software by opening letters of credit when placing the purchase order. At November 30, 1997, the amount outstanding under letters of credit was approximately $10.3 million. Other than such letters of credit, the Company does not currently have any material operating or capital expenditure commitments.

     In fiscal 1997, the Company commenced a year 2000 date conversion project to address all necessary code changes, testing and implementation. Project completion is planned for the middle of 1999. Management anticipates that the cost of the project will not be material to the Company's results of operations or liquidity in fiscal 1998 or 1999. Management anticipates that the Company's year 2000 date conversion project will be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

     The Company has a revolving credit and security agreement with BNY Financial Corporation ("BNY"), its principal domestic bank, which agreement expires on January 31, 2000. The credit agreement may be automatically renewed for another year by its terms, unless terminated upon 90 days' prior notice by either party. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined on a formula based on factored receivables and inventory, which advances are secured by the Company's assets. This bank also acts as the Company's factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At November 30, 1997, the factoring charge was 0.25% of the receivables assigned and the interest on advances was at the bank's prime rate plus one percent. As of November 30, 1997, the Company was in default of various financial covenants under its revolving credit agreement. The lender has waived these defaults. See

Note 3 of Notes to Consolidated Financial Statements and "Factors Affecting Future Performance--Liquidity and Bank Relationships."

     The Company is also party to a mortgage arrangement with Fleet Bank ("Fleet") relating to its corporate headquarters. At November 30, 1997, the outstanding principal balance of the Fleet loan was $3.3 million. See "Factors Affecting Future Performance--Liquidity and Bank Relationships."

     Management believes, based on the currently anticipated growth of the installed base of 32-and 64-bit Entertainment Platforms and the cost reduction efforts effected by the Company, that the Company's cash flows from operations will be sufficient to cover its operating expenses for the remainder of fiscal 1998. However, no assurance can be given as to the sufficiency of such cash flows in fiscal 1998 or beyond. To provide for its short-and long-term liquidity needs, in fiscal 1997, the Company significantly reduced the number of its employees, raised $47.4 million of net proceeds from the issuance of 10% convertible subordinated notes (the "Notes") (see Note 4 of Notes to Consolidated Financial Statements), and sold substantially all of the assets of Acclaim Redemption Games, Inc. ("Lazer-Tron"). The Company's future liquidity will be materially dependent on its ability to develop and market Software that achieves widespread market acceptance for use with the hardware platforms that dominate the market. There can be no assurance that the Company will be able to publish Software for Entertainment Platforms with significant installed bases.

     The Company is party to various litigations arising in the course of its business, the resolution of none of which, the Company believes, will have a material adverse effect on the Company's liquidity, financial condition and results of operations. The Company is also party to certain class action litigations. In conjunction with certain claims and litigations for which the settlement obligation is currently probable and estimable (see "Factors Affecting Future Performance--Litigation"), the Company recorded a charge of $23.6 million in the year ended August 31, 1997. Approximately one-half of the settlement amount is payable with non-cash items, such as stock or warrants, approximately one-quarter is payable in cash and the remaining approximately one-quarter is payable in cash or stock, at the Company's option. No assurance can be given that the Company will not be required to record additional material charges in future periods in conjunction with the various litigations to which the Company is a party. See "Legal Proceedings."

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Position ("SOP") 97-2, "Software Revenue Recognition", is effective for transactions entered into in fiscal years beginning after December 15, 1997 (September 1, 1998 for the Company). SOP 97-2 indicates that revenue for noncustomized software should be recognized when persuasive evidence of an arrangement exists, the software has been delivered, the Company's selling price is fixed or determinable and collectibility of the resulting receivable is probable. The implementation of SOP 97-2 is not expected to have any impact on the Company's results of operations.


     Statement of Financial Accounting Standards No. 128, "Earnings Per Share", will be adopted by the Company in the second quarter of fiscal 1998 ending February 28, 1998. At that time, the Company will be required to change the method used to compute earnings per share and to restate all prior periods. Basic and diluted earnings per share will replace primary and fully diluted earnings per share. The dilutive effects of stock options and other common stock equivalents will be excluded from the calculation of basic earnings per share but will be reflected in diluted earnings per share.

FACTORS AFFECTING FUTURE PERFORMANCE

     Future operating results of the Company depend upon many factors and are subject to various risks and uncertainties. Some of the risks and uncertainties which may cause the Company's operating results to vary from anticipated results or which may materially and adversely affect its operating results are as follows:

Recent Operating Results

     The Company's net revenues increased from $53.3 million in the first quarter of fiscal 1997 to $92.3 million in the first quarter of fiscal 1998. The Company had net earnings of $8.0 million in the first quarter of fiscal 1998, as compared to a net loss of $(19.0) million in the first quarter of fiscal 1997. The increase in revenues and earnings in the first quarter of fiscal 1998 reflects increased sales of the Company's Software for the N64 platform. The Company's results in the prior two fiscal years, which reflected decreases in net revenues as compared to fiscal 1994 and 1995 and net losses in fiscal 1996 and 1997, were primarily attributable to the effects on the Company of the industry transition from 16-bit to 32- and 64-bit Entertainment Platforms and related Software.

     Based on publicly available information and its own estimates, the Company believes that the installed base of 32- and 64-bit Entertainment Platforms in North America was between approximately 6 and 7 million and between approximately 20 and 22 million units at the end of calendar 1996 and calendar 1997, respectively. Although the Company anticipates that such installed base will continue to grow, no assurance can be given that the installed base of such Entertainment Platforms will increase substantially or that the Company's revenues from sales of Software therefor will increase sufficiently to offset the reduction in revenues derived from sales of 16-bit Software in prior years. Management currently anticipates that the Company will incur a loss during the second quarter of fiscal 1998. Assuming the continued growth of the installed base of 32- and 64-bit Entertainment Platforms and the timely introduction and success of the Company's Software therefor, management anticipates that the Company will be profitable in fiscal 1998 as a whole. No assurance can be given as to the future growth of the installed base of 32- and 64-bit Entertainment Platforms or Software therefor, the timely introduction or success of the Company's Software or the Company's results of operations and profitability in future periods.


     In fiscal 1997, the Company effected a variety of cost reduction measures to reduce its operating expenses. See "--Liquidity and Bank Relationships" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company realized the benefits of such measures in the fourth quarter of fiscal 1997 and in the first quarter of fiscal 1998 in the form of reduced operating expenses as compared to prior quarters. However, no assurance can be given that the Company will be able to maintain its operating expenses at their current level or that the cost reduction measures effected in fiscal 1997 will not materially adversely affect the Company's ability to develop and publish commercially viable titles, or that such measures, whether alone or in conjunction with increased revenues, if any, will be sufficient to generate operating profits in fiscal 1998 and beyond.

Liquidity and Bank Relationships

     The Company derived net cash from operations of approximately $31.0 million and $7.1 million in the first quarter of fiscal 1997 and 1998, respectively. An income tax refund of approximately $54 million related to the carryback of the Company's loss for fiscal 1996 was included in the net cash derived from operating activities during the first quarter of fiscal 1997. Prior to the fiscal 1998 quarter, without giving effect to the tax refund during the first quarter of fiscal 1997, the Company had experienced negative cash flow from operations in recent periods primarily due to its net losses, which were primarily attributable to the effects on the Company of the industry transition from 16-bit to 32- and 64-bit Entertainment Platforms and related Software.

     The Company believes, based on the anticipated continued growth of the installed base of 32- and 64-bit Entertainment Platforms and the cost reduction efforts effected by the Company, that its cash flows from operations will be sufficient to cover its operating expenses in fiscal 1998. However, there can be no assurance that the Company's operating expenses will not materially exceed cash flows available from the Company's operations in fiscal 1998 and beyond.

     To provide liquidity, the Company (i) in fiscal 1997, significantly reduced the number of its employees and consolidated certain of its studio operations to reduce their overhead expenses, (ii) on February 26, 1997, consummated the offering of the Notes (the "Convertible Note Offering") and used approximately $16 million of the net proceeds of the Convertible Note Offering to retire its term loan from Midland Bank plc and $2 million of such proceeds to pay down its mortgage loan from Fleet, and (iii) on March 5, 1997, sold substantially all of the assets and certain liabilities of Lazer-Tron for $6 million in cash. The Company's long-term liquidity will be materially dependent on its ability to develop and market "hit" Software for the Entertainment Platforms that dominate the interactive entertainment market. See Note 2 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity."

     The Company was in default of various financial covenants under loan agreements with its lead institutional lender as of the end of the first quarter of fiscal 1998, which defaults have been waived. There can be no assurance that additional covenant defaults, or a payment default, will not occur in the future. The Company's ability to meet its financial covenants and its payment obligations can be affected by factors beyond its control. There can be no assurance that the Company will be able to obtain waivers of any future default or that the lenders will not exercise their remedies. In such event, the Company's operations would be materially adversely affected.

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

     The level of the Company's indebtedness could have important consequences to investors in the Company, because: (i) a portion of the Company's cash flow from operations must be dedicated to debt service, including the Notes and the Company's existing bank obligations, and will not be available for other purposes; (ii) the Company's ability to obtain additional debt financing in the future for working capital, or to pursue possible expansion of its business or acquisitions, is limited; and (iii) the Company's level of indebtedness could limit its flexibility in reacting to changes in the interactive entertainment industry and economic conditions generally, making it more vulnerable to adverse economic conditions and limiting its ability to withstand competitive pressures or take advantage of business opportunities. Certain of the Company's competitors currently operate on a less leveraged basis, and are likely to have significantly greater operating and financing flexibility than the Company.

     The Company believes that, based upon current levels of operations, it should be able to meet its interest obligations on the Notes, and its interest and principal obligations under its bank agreements, when due. However, if the Company cannot generate sufficient cash flow from operations to meet its debt obligations when due, the Company might be required to restructure or refinance its indebtedness. There can be no assurance that any such restructuring or refinancing will be effected on satisfactory terms or will be permitted by the terms of the Indenture, or the Company's existing indebtedness. There can be no assurance that the Company's operating cash flows will be sufficient to meet its debt service requirements or to repay the Notes at maturity or that the Company will be able to refinance the Notes or other indebtedness at maturity. See "--Prior Rights of Creditors" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Prior Rights of Creditors

     The Company has outstanding long-term debt (including current portions) of $53.3 million at November 30, 1997. See Note 4 of Notes to Consolidated Financial Statements. The Company's failure to make payments of interest or principal on such indebtedness when due may result in defaults under its agreements with respect to such indebtedness and under the Indenture. Certain of such indebtedness is secured by liens on substantially all of the assets of the Company.

     In addition, the indenture (the "Indenture") governing the Notes provides that, upon the occurrence of certain events (each a "Repurchase Event"), the Company may be obligated to repurchase all or a portion of the outstanding Notes. If a Repurchase Event were to occur and the Company did not have, or could not obtain, sufficient financial resources to repurchase the Notes, such failure to repurchase the Notes would constitute an event of default under the Indenture. The occurrence of certain Repurchase Events would also constitute a default under certain of the Company's current loan agreements, including the Company's main credit facility with BNY, and may constitute an event of default under the terms of future agreements with respect to the Company's borrowings. The default under the Indenture for the Company's failure to effect a repurchase of the Notes would also constitute an event of default under certain of the Company's existing loan agreements.

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

     An event of default with respect to the Company's current bank agreements may result in acceleration of the Company's obligations under such bank agreements or demand by the lenders for immediate repayment and would entitle any secured creditor in respect of such debt to proceed against the collateral securing such defaulted loan. An event of default under the Indenture may result in actions by IBJ Schroder Bank & Trust Company, as trustee (the "Trustee"), on behalf of the holders of the Notes. In the event of such acceleration by the Company's creditors or action by the Trustee, holders of indebtedness would be entitled to payment out of the assets of the Company. If the Company becomes insolvent, is liquidated or reorganized, it is possible that there will not be sufficient assets remaining after payment to such creditors for any distribution to holders of Acclaim's common stock, par value $0.02 per share (the "Common Stock").

Going Concern Considerations

     The report of KPMG Peat Marwick LLP, independent auditors for the Company, includes an explanatory paragraph relating to substantial doubt as to the ability of the Company to continue as a going concern. The Company incurred significant losses from operations in fiscal 1997 and has working capital and stockholders' deficiencies at November 30, 1997 and August 31, 1997. A "going concern" explanatory paragraph could have a material adverse effect on the terms of any bank financing or capital the Company may seek. See Note 2 of Notes to Consolidated Financial Statements.

NASDAQ Delisting and Liquidity of Common Stock

     In order to maintain the listing of the Common Stock on the NASDAQ National Market System (the "NMS"), at May 31, 1997, the Company was required, among other things, to maintain net tangible assets of at least $1 million. At May 31, 1997, the Company did not meet this requirement. Based on its review of certain information provided by the Company, NASDAQ informed the Company that it has determined that the Common Stock remain listed on the NMS pending NASDAQ's review of the Company's status upon filing of the Company's Annual Report on Form 10-K for the year ended August 31, 1997. Upon such review, NASDAQ informed the Company that it has determined that the Common Stock remain listed on the NMS until February 1998, at which time the NASDAQ Stock Market's new maintenance criteria for securities listed on the NMS are anticipated to become effective. Under such criteria, the Company is required, among other things, to maintain a minimum bid price of $5 per share of Common Stock. The Company does not currently meet the minimum bid price criteria (although, as of November 30, 1997, the Company does meet the other quantitative maintenance criteria). Accordingly, no assurance can be given that the Common Stock will not be delisted from trading on the NMS.

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

Litigation

     In conjunction with certain claims and litigations for which the settlement obligation was probable and estimable (see "Legal Proceedings"), the Company recorded a charge of $23.6 million in the year ended August 31, 1997. No assurance can be given that the Company will not be required to record additional material charges in future periods in conjunction with the various litigations to which the Company is a party. Any additional charges to earnings arising from an adverse result in such litigations or an inadequacy in the charge recorded in fiscal 1997 could have a material adverse effect on the financial condition and results of operations of the Company. A portion of any settlement or judgment in one or more of the litigations to which the Company is a party may be covered by the Company's insurance.

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

     Substantially all of the Company's revenues in fiscal 1997 and in the first quarter of fiscal 1998 were derived from the sale of titles designed to be played on the N64, PlayStation, Sega Saturn and various Multimedia PCs. At any given time, the Company has expended significant development and marketing resources on product development for platforms (such as the 16-bit SNES and Sega Genesis platforms) that could have shorter life cycles than the Company expected, as in fiscal 1996, or on Software titles designed for new platforms (such as the Sony PlayStation and Nintendo N64) that have not yet achieved large installed bases. If the Company does not accurately predict the success, size of the installed base and life cycle of existing or future hardware platforms due to, among other things, the long Software development lead times involved, it could be in the position, as it was in fiscal 1996 and 1997, of marketing Software for (i) new hardware platforms that have not yet achieved significant market penetration and/or (ii) hardware platforms that have become or are becoming obsolete due to the introduction or success of new hardware platforms. There can be no assurance that the Company will be able to predict accurately such matters, and its failure to do so would have a material adverse effect on the Company.

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

     The Company's results of operations and profitability have been materially adversely affected during the fiscal years ended August 31, 1996 and 1997 by the material decline in sales of the Company's 16-bit Software and the transition to the new hardware platforms described herein. The Company is currently developing Software for Multimedia PCs, the Sony PlayStation and the Nintendo N64. There are a significant number of Software titles for the Entertainment Platform market competing for limited shelf space. In addition, the 32- and 64-bit Entertainment Platforms have not yet achieved market penetration similar to that of the 16-bit Entertainment Platforms (Nintendo SNES and Sega Genesis); accordingly, the number of units of each Software title sold for these newer Entertainment Platforms is significantly less than the number of units of a title generally sold during 1993, 1994 and 1995 for the 16-bit Entertainment Platforms. Based on publicly available information and its own estimates, the Company believes that the installed base of 32- and 64-bit Entertainment Platforms was between approximately 6 and 7 million and between approximately 20 and 22 million units at the end of calendar 1996 and 1997, respectively. Although the Company anticipates that such installed base will continue to grow in calendar 1998 and that the Company's revenues in fiscal 1998 from sales of Software therefor will be higher than in fiscal 1997, the

Company's revenues from sales of Software for the new Entertainment Platforms in fiscal 1998 will not be comparable to its revenues from sales of 16-bit Software in fiscal 1994 or 1995. No assurance can be given that the installed base of any of the new Entertainment Platforms will grow substantially or that any of them will achieve market penetration similar to that achieved by the Nintendo SNES and Sega Genesis Entertainment Platforms.

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

Dependence on Entertainment Platform Manufacturers; Need for License Renewals

     In the quarters ended November 30, 1996 and 1997, the Company derived 13%

and 75% of its gross revenues, respectively, from sales of Nintendo-compatible Software, 48% and 15% of its gross revenues, respectively, from sales of Software for the Sony PlayStation and 19% and less than 1% of its gross revenues, respectively, from sales of Sega-compatible Software. Accordingly, the Company is substantially dependent on Nintendo, Sony and Sega as the sole manufacturers of the Entertainment Platforms marketed by them and as the sole licensors of the proprietary information and technology needed to develop Software for those Entertainment Platforms. The Entertainment Platform manufacturers have in the past and may in the future limit the number of titles that the Company can release in any year, which may limit any future growth in sales.

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

     The Company depends on Nintendo, Sega and Sony for the protection of the intellectual property rights to their respective Entertainment Platforms and technology and their ability to discourage unauthorized persons from producing Software for the Entertainment Platforms developed by each of them. The Company also relies upon the Entertainment Platform manufacturers for the manufacture of certain cartridge and CD-based read-only memory (" ROM") Software.

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

     The Company's current production schedules contemplate that the Company will commence shipment of a number of new titles in the remainder of fiscal 1998. Shipment dates will vary depending on the Company's own quality assurance testing, as well as that by the applicable dedicated platform manufacturer, and other development factors. The Company generally submits new games to the dedicated platform manufacturers and other intellectual property licensors for approval prior to development and/or manufacturing. Rejection as a result of bugs in Software or a substantial delay in the approval of a product by an Entertainment Platform manufacturer or licensor could have a material adverse effect on the Company's financial condition and results of operations. In the past, the Company has experienced significant delays in the introduction of certain new titles. There can be no assurance that such delays will not occur or materially adversely affect the Company in the future. It is likely that in the future certain new titles will not be released in accordance with the Company's internal development schedule or the expectations of public market analysts and investors. A significant delay in the introduction of, or the presence of a defect in, one or more new titles could have a material adverse effect on the ultimate success of such product. If the Company is not able to develop, introduce and sell new competitive titles on a timely basis, its results of operations and profitability would be materially adversely affected.

Reliance on 'Hit' Titles

     The market for Software is 'hits' driven and, accordingly, the Company's future success is dependent in large part on its ability to develop and market 'hit' titles for hardware platforms with significant installed bases. During the quarter ended November 30, 1997, sales of the Company's top three titles accounted for approximately 71% of the Company's gross sales for that period. There can be no assurance that the Company will be able to publish 'hit' titles for hardware platforms with significant installed bases and, if it is unable to do so for any reason, its financial condition, results of operations and profitability could be materially adversely affected, as they were in fiscal 1996 and 1997.

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

     Among the more significant of such estimates are allowances for estimated returns, price concessions and other discounts. At the time of shipment, the Company establishes reserves in respect of such estimates taking into account the potential for product returns and other discounts based on historical return rates, seasonality, retail inventories and other factors. In fiscal 1996, price protection, returns and exchanges were materially higher than the Company's reserves therefor, as a result of which the Company's results of operations and liquidity in fiscal 1996 were materially adversely affected. The Company believes that, at November 30, 1997, it has established adequate reserves for future price protection, returns, exchanges and other concessions but there can be no assurance that the Company's reserves therefor will not be exceeded, which event would have a material adverse effect on the Company's financial condition and results of operations.

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

Increased Product Development Costs

     In order to manage its Software development process and to ensure access to a pool of Software developers, development tools and engines in an increasingly competitive market, the Company acquired three Software studios in calendar 1995. The result of such acquisitions was that the Company's fixed Software development and overhead costs were significantly higher in fiscal 1996 and 1997 as compared to historical levels. These costs further contributed to the Company's results of operations and profitability being materially adversely affected in fiscal 1996 and 1997. Although the Company has consolidated certain of its studio operations to reduce their overhead expenses, no assurance can be given that such costs will not continue to have a material adverse effect on the Company's operations in future periods.

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

     Additionally, the entry and participation of new industries and companies, including diversified entertainment companies, in markets in which the Company competes may adversely affect the Company's performance in such markets. The availability of significant financial resources has become a major competitive factor in the Software industry, principally as a result of the technical sophistication of advanced Entertainment Platform and Multimedia PC Software requiring substantial investments in research and development. In particular, many of the Company's competitors are developing on-line interactive computer games and interactive networks that will be competitive with the Company's Software. As competition increases, significant price competition and reduced profit margins may result. In addition, competition from new technologies may reduce demand in markets in which the Company has traditionally competed. Prolonged price competition or reduced demand as a result of competing technologies would have a material adverse effect on the Company's business, financial condition and operating results. No assurance can be given that the Company will be able to compete successfully.

Intellectual Property Licenses and Proprietary Rights

     To date, most of the Company's Software incorporates for marketing purposes properties or trademarks owned by third parties, such as the WWF, the National Basketball Association, the National Football League or their respective players' associations, which properties are licensed to the Company. In addition, the Company in the past has obtained agreements with independent developers for the development of a significant portion of its Software and, in such cases, the Company usually acquires copyrights to the underlying Software and obtains the exclusive right to such Software for a period of time and may have a limited period in which to market and distribute Software. To the extent future product releases are not derived from the Company's proprietary properties, the Company's future success will also be dependent upon its ability to procure licenses for additional popular intellectual properties. There is intense competition for such licenses, and there can be no assurance that the Company will be successful in acquiring additional intellectual property rights with significant commercial value. There can be no assurance that such licenses will be available on reasonable terms or at all.

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

International Sales

     International sales represented approximately 53% and 41% of the Company's net revenues for the quarter ended November 30, 1996 and 1997, respectively. The Company expects that international sales will continue to account for a significant portion of its net revenues in future periods. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other economic barriers, fluctuating exchange rates, difficulties in staffing and managing foreign operations and the possibility of difficulty in accounts receivable collection. Because the Company believes exposure to foreign currency losses is not currently material, the Company currently has no formal financial instruments in place as a hedge against foreign currency risks. In some markets, localization of the Company's titles is essential to achieve market penetration. The Company may incur incremental costs and experience delays in localizing its titles. These or other factors could have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, operating results and financial condition.

New Business Ventures

     Commencing in July 1994, the Company has completed acquisitions, or has commenced operations, of various new businesses including (i) the publication of comic books, (ii) the distribution of Affiliated Labels Software, (iii) the marketing of its motion capture technology and studio services and (iv) the distribution of coin-operated video games. The Company also acquired three Software studios in calendar 1995. The Company made significant investments and incurred significant expenses in connection with the acquisition/establishment of such businesses in fiscal 1995, 1996 and 1997, and anticipates that it will continue to incur significant expenses in connection with certain of the operations thereof. To date, except for sales of Affiliated Labels Software (which accounted for approximately 11% of the Company's gross revenues in fiscal 1997 and for approximately 9% and 8% of the Company's gross revenues in the quarter ended November 30, 1996 and 1997, respectively) and sales of titles developed by the Software studios, none of such new businesses has generated significant revenues and there can be no assurance that such businesses will generate significant revenues or the timing thereof. To the extent the Company continues to incur material expenses in connection with such ventures during periods when they do not generate significant revenues, the Company's results of operations and profitability will be materially adversely affected.

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

     The Company was also sued in an action entitled Spectrum Holobyte California, Inc.; Microprose Software, Inc. v. Acclaim Entertainment, Inc. (Case No. 97-0247 MEJ) filed in January 1997 in the United States District Court for the Northern District of California. In that complaint, plaintiffs Spectrum Holobyte California, Inc. ("Spectrum") and Microprose Software, Inc. ("Microprose") allege that the Company breached a confidential settlement agreement among the parties dated November 4, 1996 (the "Settlement Agreement"). The purpose of the Settlement Agreement was to resolve a suit brought by the Company in 1996, which included counterclaims by Spectrum and Microprose, regarding each party's allegations of infringement of its exclusive rights to intellectual property licensed to it by Wizards of the Coast, Inc. The property involves the characters, depictions and game methodology of Magic: The Gathering, a popular fantasy--adventure story and card game created by Wizards of the Coast, Inc. Plaintiffs allege that the Company breached the Settlement Agreement by failing to release the appropriate number of games of Magic: The Gathering--BattleMage in the United States and the United Kingdom by January 10, 1997, the date provided for in the Settlement Agreement. Plaintiffs seek unspecified monetary damages, attorneys' fees and costs. The Company intends to defend this action vigorously.

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

     By summons and complaint dated December 11, 1995, certain of the Company's current and former directors and/or executive officers were named as defendants, and the Company was named as a nominal defendant, in a shareholder derivative action entitled Eugene Block v. Gregory E. Fischbach, James Scoroposki, Robert Holmes, Bernard J. Fischbach, Michael Tannen, Robert H. Groman and James Scibelli, defendants, and Acclaim Entertainment, Inc., Nominal Defendant (CV 95-036316) (Supreme Court of the State of New York, County of Nassau) (the 'Derivative Action'). The Derivative Action was brought on behalf of the Company (as nominal defendant), alleging that the individual defendants violated their fiduciary duties to the Company in connection with the Company's revision of its revenues for the fiscal year ended August 31, 1995. Plaintiff alleges that the individual defendants (1) breached their duty of care and candor, (2) caused the Company to waste corporate assets, and (3) breached their duty of good faith, and, accordingly, seeks unspecified damages. The parties have executed a settlement agreement, which is subject to court approval.

     The Company's subsidiary, Lazer-Tron, was sued in an action entitled Eric Goldstein, on behalf of himself and all others similarly situated, v. Lazer-Tron Corporation, Norman B. Petermeier, Matthew F. Kelly, Bryan M. Kelly, Morton Grosser, Bob K. Pryt and Roger V. Smith (V-009846-7) in the Superior Court of the State of California, County of Alameda, Eastern Division. The plaintiffs allege, among other things, breach of fiduciary duty, abuse of control, negligence and negligent misrepresentation. In addition, certain former directors and officers of Lazer-Tron have been named as defendants in an action entitled Adrienne Campbell, individually and on behalf of all others similarly situated, v. Norman B. Petermeier, Matthew F. Kelly, Bryan M. Kelly, Morton Grosser, Bob K. Pryt, Roger V. Smith and Does 1 through 50, inclusive, Civil No. 760717-4, in the Superior Court of the State of California, County of Alameda. The plaintiffs, on behalf of a class of Lazer-Tron's shareholders, claim damages based on allegations that, as a result of lack of due diligence by the named defendants in fully investigating the proposed acquisition by the Company of Lazer-Tron, the defendants breached their fiduciary duties to Lazer-Tron's shareholders. These two actions have been consolidated (as so consolidated, the "Lazer-Tron State Actions").

     The Company and certain of its current and former directors and/or executive officers also are defendants in an action entitled Adrienne Campbell and Donna Sizemore, individually and on behalf of all others similarly situated,
v. Acclaim Entertainment, Inc., Anthony R. Williams, James Scoroposki, and Robert Holmes (the "Campbell Action"), C-95-04395 (EFL), which was commenced in the United States District Court for the Northern District of California. In that action, plaintiffs, two former shareholders of Lazer-Tron, filed a class action complaint on December 8, 1995 on behalf of all former Lazer-Tron shareholders who exchanged their Lazer-Tron stock for Common Stock pursuant to the August 31, 1995 merger transaction. Plaintiffs allege violations of Sections 10(b), 14(a) and 14(e) of the Securities Exchange Act of 1934, Sections 11 and 12(2) of the Securities Act of 1933, fraud and breach of fiduciary duty. On October 8, 1996, the Judicial Panel on Multidistrict Litigation ordered the transfer of the Campbell Action from the Northern District of California to the United States District Court for the Eastern District of New York for coordinated or consolidated pretrial proceedings with the action entitled In re Acclaim Ent. Shareholder Litigation discussed above.

     The parties to the Lazer-Tron State Actions and the Campbell Action have entered into a settlement agreement. The settlement was approved by the Superior Court of the State of California, which also dismissed the Lazer-Tron State Actions. The Eastern District of New York dismissed the Campbell Action, and the settlement will become final after the expiration of an appeal period in New York.

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

     In conjunction with claims arising from certain of the Company's acquisitions and the litigations described above for which the settlement obligation was probable and estimable, the Company recorded a charge of $23.6 million during the year ending August 31, 1997. Approximately one-half of the settlement amount is payable with non-cash items, such as stock or warrants, approximately one-quarter is payable in cash and the remaining approximately one-quarter is payable in cash or stock, at the Company's option. No assurance can be given that the Company will not be required to record additional charges in future periods in conjunction with the litigations described above which have not been settled or that the terms of the litigations that have been settled will be documented and approved as currently anticipated.

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

ACCLAIM ENTERTAINMENT, INC.

By: Gregory Fischbach                      January 13, 1998
    -----------------
    Gregory Fischbach
    Co-Chairman of the Board;
    Chief Executive Officer;
    President; Director

By: James Scoroposki                       January 13, 1998
    ----------------
    James Scoroposki
    Co-Chairman of the Board;
    Executive Vice President;
    Treasurer; Secretary;
    Director; and Acting
    Chief Financial and
    Accounting Officer