Form 10-Q
period 1998-02-28
ACCLAIM ENTERTAINMENT INC
filed 1998-04-08
CIK 804888

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



  (Mark One)

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE      ACT OF 1934

For the quarterly period ended February 28, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from        to
                                   ----    ----


                         Commission file number 0-16986

                           ACCLAIM ENTERTAINMENT, INC.
           (Exact name of the registrant as specified in its charter)

Delaware                                        38-2698904
--------                                        ----------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
or organization)                                No.)

                  One Acclaim Plaza, Glen Cove, New York 11542
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (516) 656-5000
                                 --------------
                         (Registrant's telephone number)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                         ----



  As at April 3, 1998, approximately 50,525,000 shares of Common Stock of the Registrant were issued and outstanding.

  PART 1 - FINANCIAL INFORMATION

  Item 1.            FINANCIAL STATEMENTS

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in 000s, except per share data)

                                                                                 February 28,            August 31,
                                                                                     1998                  1997
                                                                                     ----                  ----

  ASSETS
  CURRENT ASSETS
  Cash and cash equivalents                                                        $40,417               $26,254
  Accounts receivable - net                                                         31,076                18,729
  Inventories                                                                        1,856                 3,546
  Prepaid expenses                                                                  14,570                20,250
                                                                                  --------              --------
  TOTAL CURRENT ASSETS                                                              87,919                68,779
                                                                                  --------              --------

  OTHER ASSETS
  Fixed assets - net                                                                31,320                34,268
  Excess of cost over net assets acquired -
    net of accumulated amortization of $18,161
    and $17,104, respectively                                                       22,490                23,547
  Other assets                                                                       5,105                 6,581
                                                                                  --------              --------
  TOTAL ASSETS                                                                    $146,834              $133,175
                                                                                  --------              --------

  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  CURRENT LIABILITIES
  Trade accounts payable                                                           $25,707               $17,007
  Short-term borrowings                                                                 21                   643
  Accrued expenses                                                                  98,812               107,928
  Income taxes payable                                                               5,919                 4,840
  Current portion of long-term debt                                                    724                 1,002
  Obligation under capital leases - current                                          1,460                 1,515
                                                                                  --------              --------
  TOTAL CURRENT LIABILITIES                                                        132,643               132,935

                                                                                  --------              --------

  LONG-TERM LIABILITIES
  Long-term debt                                                                    52,293                52,655
  Obligation under capital leases - noncurrent                                       1,796                 2,264
  Other long-term liabilities                                                        7,456                 4,553
                                                                                  --------              --------
 TOTAL LIABILITIES                                                                 194,188               192,407
                                                                                  --------              --------

  MINORITY INTEREST                                                                   (157)                 (186)

  STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.01 par value; 1,000
    shares authorized; none issued                                                      --                    --
  Common stock, $0.02 par value; 100,000 shares
      authorized; 50,729 and 50,122 shares
      issued, respectively                                                           1,015                 1,002
  Additional paid in capital                                                       178,597               173,373
  Accumulated deficit                                                             (223,084)             (229,870)
  Treasury stock, 523 and 474 shares, respectively                                  (3,103)               (2,904)
  Foreign currency translation adjustment                                             (622)                 (647)
                                                                                  --------              --------
  TOTAL STOCKHOLDERS' DEFICIENCY                                                   (47,197)              (59,046)
                                                                                  --------              --------
 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                   $146,834              $133,175
                                                                                  --------              --------

  See notes to consolidated financial statements.

                           ACCLAIM ENTERTAINMENT, INC
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                        (in 000s, except per share data)

                                                          Three Months Ended                Six Months Ended
                                                               February 28,                    February 28,
                                                         1998             1997              1998            1997
                                                         ----             ----              ----            ----
  NET REVENUES                                         $69,343           $52,310         $161,620         $105,648
  COST OF REVENUES                                      33,227            27,761           77,228           52,552
                                                      --------         ---------         --------        ---------
  GROSS PROFIT                                          36,116            24,549           84,392           53,096
                                                      --------         ---------         --------        ---------

  OPERATING EXPENSES

  Marketing and Sales                                   14,162            11,530           31,260           31,443
  General and Administrative                            12,672            18,220           26,753           34,873
  Research and Development                               9,273            12,184           17,617           22,276
                                                      --------         ---------         --------        ---------
  TOTAL OPERATING EXPENSES                              36,107            41,934           75,630           88,592
                                                      --------         ---------         --------        ---------

  INCOME (LOSS) FROM OPERATIONS                              9           (17,385)           8,762          (35,496)
                                                      --------         ---------         --------        ---------

  OTHER INCOME (EXPENSE)
  Interest income                                          607               500            1,068              791
  Interest expense                                      (1,471)             (715)          (2,912)          (1,449)
  Other (expense) income                                  (365)               42              (21)            (634)
                                                      --------         ---------         --------        ---------

  INCOME (LOSS) BEFORE INCOME TAXES                     (1,220)          (17,558)           6,897          (36,788)

  PROVISION (BENEFIT) FOR INCOME TAXES                      15              (380)             121             (380)
                                                      --------         ---------         --------        ---------

  NET INCOME (LOSS) BEFORE
    MINORITY INTEREST                                   (1,235)          (17,178)           6,776          (36,408)
                                                      --------         ---------         --------        ---------

  MINORITY INTEREST                                         (5)             (336)             (10)            (566)
                                                      --------         ---------         --------        ---------

  NET INCOME (LOSS)                                    $(1,230)         $(16,842)          $6,786         $(35,842)
                                                      --------         ---------         --------        ---------

  BASIC AND DILUTED
    EARNINGS (LOSS) PER SHARE                           $(0.02)           $(0.34)           $0.13           $(0.72)
                                                      --------         ---------         --------        ---------

                                       2


  See notes to consolidated financial statements.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' (DEFICIENCY) EQUITY
                        (in 000s, except per share data)



                                         Preferred Stock  (1)               Common Stock
                                      -------------------------       --------------------------

                                                Issued                         Issued
                                                ------                         ------                   Additional
                                                                                                          Paid-In        Deferred
                                         Shares       Amount          Shares            Amount            Capital     Compensation
                                         ------       ------          ------            ------            -------     ------------

    Balance August 31, 1996              ----          ----           50,041            $1,001          $180,895          $(15,113)
                                     ------------  ------------       ------            ------          --------         ---------

    Net Loss                             ----          ----            ----               ----              ----
    Issuances and Cancellations
      of Warrants and Options            ----          ----            ----               ----               722               566
    Deferred compensation expense        ----          ----            ----               ----              ----             6,134
    Exercise of Stock Options            ----          ----               81                 1               169             -----
    Purchase of Treasury Stock           ----          ----            ----               ----              ----
    Foreign Currency Translation Gain    ----          ----            ----               ----              ----             -----
    Unrealized Loss on
      Marketable Equity Securities       ----          ----            ----               ----              ----             -----
                                     ------------  ------------   ------------       ---------        ----------        ----------

    Balance August 31, 1997              ----          ----           50,122            $1,002          $181,786           $(8,413)
                                     ------------  ------------       ------            ------          --------          --------

    Net Income                           ----          ----             ----              ----              ----
    Issuance of Common Stock for
      Litigation Settlements             ----          ----              575                12             1,988             -----
    Issuances and Cancellations
      of Warrants and Options            ----          ----             ----              ----             2,820            (1,889)
    Deferred compensation expense        ----          ----             ----              ----             -----             2,236
    Exercise of Stock Options            ----          ----               32                 1                69             -----
    Purchase of Treasury Stock           ----          ----             ----              ----              ----             -----
    Foreign Currency Translation Gain    ----          ----             ----              ----              ----             -----
                                     ------------   -----------   ------------         --------          --------        ---------

    Balance February 28, 1998            ----          ----           50,729            $1,015          $186,663          $(8,066)
                                     ------------  ------------       ------            ------          --------          --------




                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' (DEFICIENCY) EQUITY
                        (in 000s, except per share data)

                                                                                            Unrealized
                                                                            Foreign         Gain (Loss) On
                                                                            Currency        Marketable
                                        Accumulated         Treasury       Translation      Equity
                                           Deficit            Stock        Adjustment       Securities         Total

                                           -------            -----        ----------       ----------         -----

    Balance August 31, 1996              $(70,642)          $(1,813)        $(754)            $15           $93,589
                                         ---------          --------        ------            ---           -------

    Net Loss                             (159,228)             ----           ----           ----          (159,228)
    Issuances and Cancellations
      of Warrants and Options                ----              ----           ----           ----             1,288
    Deferred compensation expense            ----              ----           ----                            6,134
    Exercise of Stock Options                ----              ----           ----           ----               170
    Purchase of Treasury Stock               ----            (1,091)          ----           ----            (1,091)
    Foreign Currency Translation Gain        ----              ----           107            ----               107
    Unrealized Loss on
      Marketable Equity Securities           ----              ----           ----            (15)              (15)
                                           ------          --------       --------           ----              ---
    Balance August 31, 1997             $(229,870)          $(2,904)        $(647)             $0          $(59,046)
                                        ---------           --------        ------             --          ---------

    Net Income                              6,786              ----           ----           ----             6,786
    Issuance of Common Stock for
      Litigation Settlements                 ----              ----           ----           ----             2,000
    Issuances and Cancellations
      of Warrants and Options                ----              ----           ----           ----               931
    Deferred compensation expense            ----              ----           ----           ----             2,236
    Exercise of Stock Options                ----              ----           ----           ----                70
    Purchase of Treasury Stock               ----              (199)          ----           ----              (199)
    Foreign Currency Translation Gain        ----              ----            25            ----                25
                                         ---------         --------            --            ----                --

    Balance February 28, 1998           $(223,084)          $(3,103)        $(622)             $0          $(47,197)
                                        ----------         --------         ------             --          ---------


(1) The Company is authorized to issue 1,000 shares of preferred stock at a par value of $0.01 per share, none of which shares is presently issued and outstanding.

See notes to consolidated financial statements.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (in 000s, except per share data)

                                                                                           Six Months Ended
                                                                                             February 28,
                                                                                      1998                  1997
                                                                                      ----                  ----
  CASH FLOWS PROVIDED BY (USED IN)
    OPERATING ACTIVITIES
  Net Income (Loss)                                                                 $6,786              $(35,842)
                                                                                    ------              --------

  Adjustments to reconcile net income (loss)
    to net cash (used in) provided by
    operating activities:
    Depreciation and amortization                                                    6,824                 8,160
    Loss on sale of marketable securities                                               --                 1,016
    Provision for returns and discounts                                             20,646                16,557
    Deferred income taxes                                                               --                  (418)
    Minority interest in net earnings of consolidated subsidiary                       (10)                 (566)
    Deferred compensation expense                                                    2,236                 2,097
    Non-cash royalty charges                                                         1,363                 4,906
    Other non-cash items                                                               669                   599

  Change in assets and liabilities, net of effects
    of acquisitions:
       Increase in accounts receivable                                             (32,337)              (49,957)
       Decrease in inventories                                                       1,708                 2,278
       Decrease (Increase) in prepaid expenses                                       5,577                (5,373)
       Decrease in other current assets                                                 --                   198
       Increase in trade accounts payable                                            8,712                   321
       Decrease in accrued expenses                                                 (8,255)               (7,537)
       Decrease in income taxes receivable                                             301                55,188
       Increase in other long-term liabilities                                       2,903                    --
                                                                                    ------              --------
  Total adjustments                                                                 10,337                27,469
                                                                                    ------              --------

  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               17,123                (8,373)
                                                                                    ------              --------

  CASH FLOWS PROVIDED BY (USED IN)
    INVESTING ACTIVITIES
  Sales of marketable equity securities                                                 --                10,153
  Acquisition of subsidiaries, net                                                      --                 1,000
  Acquisition of fixed assets, excluding capital leases                             (1,395)               (1,329)
  Disposal of fixed assets                                                              69                    --
  Acquisition of other assets                                                           --                (2,894)
  Other investing activities                                                            30                   (98)
                                                                                    ------              --------
  NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                              $(1,296)               $6,832
                                                                                    ------              --------

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Continued)
                        (in 000s, except per share data)

                                                                                           Six Months Ended
                                                                                             February 28,
                                                                                      1998                  1997
                                                                                      ----                  ----
  CASH FLOWS PROVIDED BY (USED IN)
    FINANCING ACTIVITIES
  Proceeds from Convertible Subordinated Notes                                          --                $50,000
  Payment of mortgage                                                                $(640)                (2,226)
  Proceeds from short-term bank loans                                                   --                  9,416
  Payment of short-term bank loans                                                    (622)               (10,267)
  Exercise of stock options                                                             70                     40
  Payment of obligation under capital leases                                          (579)                  (826)
  Payment of long-term debt                                                             --                (19,000)
  Purchase of treasury stock                                                          (199)                    --
  Miscellaneous financing activities                                                    27                    500
                                                                                        --                     --

  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                               (1,943)                27,637
                                                                                   -------               --------

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              279                   (334)

  NET INCREASE IN CASH                                                              14,163                 25,762

  CASH AT BEGINNING OF PERIOD                                                       26,254                 18,814
                                                                                   -------               --------

  CASH AT END OF PERIOD                                                            $40,417                $44,576
                                                                                   -------               --------

  Supplemental schedule of noncash investing and financing activities:
                                                                                      1998                   1997
                                                                                      ----                   ----
  Acquisition of equipment under capital leases                                        $16                   $290

  Cash paid (received) during the year for:
       Interest                                                                     $3,729                 $2,657
       Income taxes                                                                  $(187)              $(56,154)


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

  2. Liquidity - The accompanying consolidated financial statements have been prepared assuming that Acclaim Entertainment, Inc. ("Acclaim"), together with its subsidiaries (Acclaim and its subsidiaries are collectively hereinafter referred to as the "Company"), will continue as a going concern. The Company's working capital and stockholders' deficiencies at February 28, 1998, the uncertainty as to whether the Company's products in development will achieve commercial success and uncertainty in respect of the on-going support of the Company's principal bank could impact the Company's ability to meet its obligations as they become due. The consolidated financial statements do not include any adjustments that might arise from the outcome of this uncertainty. To enhance long-term liquidity, in fiscal 1997 and 1998 the Company decreased its fixed operating costs, primarily by reducing the number of its personnel and consolidating or eliminating certain operations. These expense reductions and the release of a number of titles in the first half of fiscal 1998, including new titles for the N64 hardware platform, contributed to the Company's net earnings of $6,786 for the first half of fiscal 1998. In that half year, the Company generated approximately $17,123 of cash from operating activities. The Company's future long-term liquidity will be materially dependent on its ability to develop and market new software products that achieve widespread market acceptance for use with the hardware platforms that dominate the market.

  3. Accounts Receivable

     Accounts receivable are comprised of the following:

                                            February 28,           August 31,
                                                1998                 1997
                                                ----                 ----

  Receivables assigned to factor               $40,772            $13,337
  Advances due (from) to factor                 17,587             (3,780)
                                                ------           --------
  Due from factor                               23,185             17,117
  Unfactored accounts receivable                 7,594              4,873
  Accounts receivable - Foreign                 22,877             12,434
  Other receivables                              2,098              3,085
  Allowances for returns and discounts         (24,678)           (18,780)

                                               --------          --------
                                               $31,076            $18,729
                                               -------           --------

     Pursuant to a factoring agreement, the Company's principal bank acts as its factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At February 28, 1998, the factoring charge amounted to 0.25% of the receivables assigned. The Company's obligations to the bank are collateralized by all of Acclaim's and its North American subsidiaries' accounts receivable, inventories and equipment. The advances for factored receivables are pursuant to a revolving credit and security agreement, which expires on January 31, 2000. Pursuant to the terms of the agreement, which can be canceled by either party upon 90-days notice prior to the end of the term, the Company is required to maintain specified levels of working capital and tangible net worth and may not incur losses in excess of specified amounts, among other covenants.
                                       6

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in 000s, except per share data)

  3. Accounts Receivable - (Continued)

     The Company draws down working capital advances and opens letters of credit (up to an aggregate maximum of $20 million) against the facility in amounts determined on a formula based on factored receivables, inventory and cost of imported goods under outstanding letters of credit. Interest was charged at the bank's prime lending rate per annum on such advances. Effective November 8, 1996, interest is charged at the bank's prime lending rate plus one percent per annum (9.5% at February 28, 1998) on such advances. As of February 28, 1998, the Company did not meet certain financial covenants under its revolving credit facility; the resulting events of default have been waived by the lender.

     Pursuant to the terms of certain distribution, warehouse and credit and collection agreements, certain of the Company's foreign accounts receivable are due from various foreign distributors. These receivables are not collateralized and as a result management periodically monitors the financial condition of these distributors. No additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's accounts receivable. At February 28, 1998 and 1997, the balance due from one foreign distributor was approximately 23% and 10%, respectively, of foreign accounts receivable.

  4. Long-Term Debt

     Long-term debt consists of the following:

                                          February 28,             August 31,
                                               1998                    1997

                                               ----                    ----
  10% Convertible Subordinated
     Notes due 2002                         $50,000                 $50,000
  Mortgage note                               3,017                   3,657
                                            -------                 -------
                                             53,017                  53,657
  Less: current portion                         724                   1,002
                                            -------                 -------
                                            $52,293                 $52,655
                                            -------                 -------

  5. Earnings (Loss) Per Share

     In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based upon the weighted average number of common shares outstanding increased by dilutive common stock options and warrants and the effect of assuming the conversion of the outstanding 10% convertible subordinated notes, if dilutive. Prior year earnings per share data has been restated to apply the provisions of SFAS 128. The table below provides the components of the per share computations.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in 000s, except per share data)


  5. Earnings (Loss) Per Share  (Continued)

   (in 000s except per share data)                        Three Months Ended                Six Months Ended
                                                               February 28,                    February 28,
                                                          1998              1997             1998             1997
                                                          ----              ----             ----             ----
  Basic EPS Computation
  Net income (loss)                                   $(1,230)          $(16,842)          $6,786         $(35,842)
  Weighted average
    common shares outstanding                           50,729            49,700           50,556           49,700
  Basic earnings (loss) per share                       $(0.02)           $(0.34)           $0.13           $(0.72)

  Diluted EPS Computation
  Net income (loss)                                    $(1,230)         $(16,842)          $6,786         $(35,842)
  Weighted average
    common shares outstanding                           50,729            49,700           50,556           49,700

  Stock options and warrants                               ---               ---            3,244              ---
  10% convertible subordinated notes                       ---               ---             ----              ---
                                                       -------           -------          -------          -------
  Diluted common shares outstanding                     50,729            49,700           53,800           49,700
                                                       -------           -------          -------          -------
  Diluted earnings (loss) per share                    $(0.02)           $(0.34)            $0.13           $(0.72)

  The assumed conversion of the outstanding 10% convertible subordinated notes was excluded from the above diluted earnings per share calculations since they were anti-dilutive.

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

OVERVIEW

     Acclaim Entertainment, Inc. ("Acclaim"), together with its subsidiaries (Acclaim and its subsidiaries are collectively hereinafter referred to as the "Company"), is a developer, publisher and mass marketer of interactive entertainment software ("Software") for use with dedicated interactive entertainment hardware platforms ("Entertainment Platforms") and multimedia personal computer systems ("Multimedia PCs"). The Company operates its own Software design studios and a motion capture studio, and markets and distributes its Software in the major territories throughout the world. The Company's operating strategy is to develop Software for the Entertainment Platforms and Multimedia PCs that dominate the interactive entertainment market at a given time or which the Company perceives as having the potential for achieving mass market acceptance. The Company emphasizes sports simulation and arcade-style titles for Entertainment Platforms, and fantasy/role-playing, adventure and sports simulation titles for Multimedia PCs. The Company intends to continue to support its existing key brands (such as Turok: Dinosaur Hunter, NFL Quarterback Club and NBA Jam) with the introduction of new titles supporting those brands and to develop one or more additional key brands each year based on its original and licensed properties, which may then be featured on an annual basis in successive titles.

     The Company also engages, to a lesser extent, in: (i) the development and publication of comic books; (ii) the distribution of Software titles developed by other Software publishers ("Affiliated Labels"); and (iii) the marketing of its motion capture technology and studio services.

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

     The Company's results of operations and cash flows were materially adversely affected during the fiscal years ended August 31, 1996 and 1997 by the material decline in sales of the Company's 16-bit Software and the transition to new 32- and 64-bit Entertainment Platforms and related Software. See "Factors Affecting Future Performance--Industry Trends; Platform Transition; Technological Change."

     The Company recorded a net loss of $(1.2) million and net income of $6.8 million for the three and six months ended February 28, 1998 as compared to a net loss of $(16.8) million and $(35.8) million for the three and six months ended February 28, 1997. The results for the 1998 three and six month periods reflect primarily the increase in sales volume of the Company's Software for Nintendo's 64-bit N64 platform ("N64").

     Management believes, based on publicly available information and its own estimates, that the installed base of 32- and 64-bit Entertainment Platforms in the United States was between approximately 6 and 7 million and between approximately 17 and 18 million units at the end of calendar 1996 and 1997, respectively. Although management anticipates that such installed base will continue to grow in calendar 1998 and that the Company's revenues in fiscal 1998 from sales of Software therefor will be higher than in fiscal 1997, the Company's revenues from sales of Software for these Entertainment Platforms in fiscal 1998 will not be comparable to its revenues from sales of 16-bit Software in fiscal 1994 or 1995. Assuming the continued growth of the installed base of 32- and 64-bit Entertainment Platforms and the timely introduction and success of the Company's Software therefor, management anticipates that the Company will be profitable for fiscal 1998 as a whole. However, no assurance can be given as to the future growth of the installed base of 32- and 64-bit Entertainment Platforms or Software therefor, the timely introduction or success of the Company's Software (particularly in light of the difficulty in predicting product development schedules) or the Company's results of operations and profitability in future periods. See Note 2 of Notes to Consolidated Financial Statements and "Factors Affecting Future Performance."

     In fiscal 1997, the Company effected a variety of cost reduction measures to reduce its operating expenses. The Company realized the benefits of such measures in the fourth quarter of fiscal 1997 and in the first half of fiscal 1998 in the form of reduced operating expenses as compared to prior periods. In addition, in fiscal 1998, the Company consolidated or eliminated certain operations. No assurance can be given that the Company will be able to maintain its operating expenses at their current level or that the cost reduction measures heretofore effected will not materially adversely affect the Company's ability to develop and publish commercially viable titles, or that such measures, whether alone or in conjunction with increased revenues, if any, will be sufficient to generate operating profits in fiscal 1998 and beyond. See "Factors Affecting Future Performance."

     The Company's ability to generate sales growth and profitability will be primarily dependent on the growth of the Software market for 32- and 64-bit Entertainment Platforms and Multimedia PCs, the Company's ability to identify, develop and publish 'hit' Software for Entertainment Platforms with significant installed bases and Multimedia PCs, the continued success of the Company's cost reduction efforts and its ability to develop and publish commercially viable titles after giving effect to such efforts and, to a lesser extent, the generation of increased revenues from the Company's other entertainment operations.

RESULTS OF OPERATIONS

     The following table sets forth certain statements of consolidated operations data as a percentage of net revenues for the periods indicated:

                                        Three Months Ended    Six Months Ended
                                           February 28,         February 28,
                                        ------------------    ----------------
                                           1998      1997      1998      1997
                                          -----     -----     -----     -----
  Domestic revenues                        58.1%     56.0%     58.6%     51.2%
  Foreign revenues                         41.9      44.0      41.4      48.8
                                          -----     -----     -----     -----
  Net revenues                            100.0     100.0     100.0     100.0
  Cost of revenues                         47.9      53.1      47.8      49.7
                                          -----     -----     -----     -----
  Gross profit                             52.1      46.9      52.2      50.3
  Marketing and sales                      20.4      22.0      19.3      29.8
  General and administrative               18.3      34.9      16.6      33.0
  Research and development                 13.4      23.3      10.9      21.1
                                          -----     -----     -----     -----
  Total operating expenses                 52.1      80.2      46.8      83.9
  Earnings (loss) from operations           0.0     (33.2)      5.4     (33.6)
  Other (expense), net                     (1.8)     (0.3)     (1.2)     (1.2)
  Earnings (loss) before income taxes      (1.8)    (33.6)      4.3     (34.8)
  Net earnings (loss)                      (1.8)    (32.2)      4.2     (33.9)

NET REVENUES

     The Company's gross revenues were derived from the following product categories:

                                    Three Months Ended    Six Months Ended
                                        February 28,       February 28,
                                    ------------------    ----------------
                                      1998*     1997*     1998*     1997*
                                      -----     -----     -----     -----
         64-bit Software              60.0%     45.0%     67.0%     22.0%
         32-bit Software              26.0%     26.0%     20.0%     45.0%
         Multimedia PC Software        8.0%     14.0%      8.0%     15.0%
         Portable Software             5.0%      2.0%      3.0%      2.0%
         16-bit Software               0.0%      9.0%      1.0%     12.0%
         Other                         1.0%      4.0%      1.0%      4.0%

------------
* The numbers in this chart do not give effect to sales credits and allowances granted by the Company in the periods covered since the Company does not track such credits and allowances by product category. Accordingly, the numbers presented may vary materially from those that would be disclosed if the Company were able to present such information as a percentage of net revenues.

     The increase in the Company's net revenues from $52.3 million for the quarter ended February 28, 1997 to $69.3 million for the quarter ended February 28, 1998 and from $105.6 million for the six months ended February 28, 1997 to $161.6 million for the six months ended February 28, 1998 was predominantly due to increased sales of the Company's N64 Software resulting from the release of new N64 Software and the growth in the 64-bit Entertainment Platform market.

     A significant portion of the Company's revenues in any quarter are generally derived from Software first released in that quarter or in the immediately preceding quarter. For the three months ended February 28, 1997, sales of Turok: Dinosaur Hunter (for the N64) accounted for approximately 45% of the Company's gross revenues and for the three months ended February 28, 1998 sales of NHL Breakaway `98, Quarterback Club `98, Turok: Dinosaur Hunter and Riven (each for multiple platforms) accounted for approximately 25%, 20%, 13% and 10%, respectively, of the Company's gross revenues. For the six months ended February 28, 1997, sales of Turok: Dinosaur Hunter (for the N64) accounted for approximately 22% of the Company's gross revenues and for the six months ended February 28, 1998 sales of Quarterback Club `98, Extreme G, NHL Breakaway `98 and Turok: Dinosaur Hunter (each for multiple platforms) accounted for approximately 26%, 21%, 12% and 10%, respectively, of the Company's gross revenues.

     The Company is substantially dependent on Nintendo, Sony and Sega as the sole manufacturers of the hardware platforms marketed by them and as the sole licensors of the proprietary information and technology needed to develop Software for those platforms. For the three months ended February 28, 1997 and 1998, the Company derived 51% and 65% of its gross revenues, respectively, from sales of Nintendo-compatible Software, 17% and 26% of its gross revenues, respectively, from sales of Software for the Sony PlayStation and 14% and less than 1% of its gross revenues, respectively, from sales of Sega-compatible Software. For the six months ended February 28, 1997 and 1998, the Company derived 31% and 71% of its gross revenues, respectively, from sales of Nintendo-compatible Software, 33% and 20% of its gross revenues, respectively, from sales of Software for the Sony PlayStation and 17% and less than 1% of its gross revenues, respectively, from sales of Sega-compatible Software.

GROSS PROFIT

     Gross profit fluctuates as a result of three factors: (i) the number of 'hit' titles and average unit selling prices of the Company's Software; (ii) the Company's product mix (i.e., the percentage of sales of Multimedia PC Software and Software for compact-disk ("CD") based Entertainment Platforms, such as the 32-bit Sony PlayStation and Sega Saturn platforms, as compared to sales of Software for cartridge-based Entertainment Platforms, such as the N64); and
(iii) the percentage of foreign sales to third party distributors. All royalties payable to Nintendo, Sony and Sega are included in cost of revenues.

     The Company's gross profit is adversely impacted by increases in the level of returns and allowances to retailers, which reduces the average unit sales price obtained for its Software. Similarly, lack of 'hit' titles or a low number of 'hit' titles, resulting in lower average unit sales prices, adversely impacts the Company's gross profits.

     The Company's margins on sales of Multimedia PC and other CD Software are higher than those on cartridge Software as a result of significantly lower CD Software costs.

     The Company's margins on foreign Software sales to third party distributors are approximately one-third lower than those on sales that the Company makes directly to foreign retailers.

     Gross profit increased from $24.5 million (47% of net revenues) for the quarter ended February 28, 1997 to $36.1 million (52% of net revenues) for the quarter ended February 28, 1998 and from $53.1 million (50% of net revenues) for the six months ended February 28, 1997 to $84.4 million (52% of net revenues) for the six months ended February 28, 1998. The dollar increase is attributable to increased sales volume and the percentage increase is attributable to higher unit selling prices of the Company's Software.

     Management anticipates that the Company's future gross profit will be affected principally by (i) the percentage of returns, sales credits and allowances and other similar concessions in respect of the Company's Software sales and (ii) the Company's product mix.

     In addition, management anticipates that the Company's future gross profit will be adversely impacted commencing in the second half of fiscal 1998 by the cost of higher memory chips utilized in its N64 cartridges. Such higher memory chips are anticipated to provide better game play.

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

OPERATING EXPENSES

     In fiscal 1997, the Company effected a variety of cost reduction measures to reduce its operating expenses. The Company realized the benefits of such measures in the fourth quarter of fiscal 1997 and in the first six months of fiscal 1998 in the form of reduced operating expenses as compared to prior quarters. In addition, in fiscal 1998, the Company consolidated or eliminated certain operations. No assurance can be given that the Company will be able to maintain its operating expenses at their current level or that the cost reduction measures heretofore effected will not materially adversely affect the Company's ability to develop and publish commercially viable titles, or that such measures, whether alone or in conjunction with increased revenues, if any, will be sufficient to generate operating profits in fiscal 1998 and beyond. See "Factors Affecting Future Performance."

     Marketing and sales expenses increased from $11.5 million (22% of net revenues) for the quarter ended February 28, 1997 to $14.2 million (20% of net revenues) for the quarter ended February 28, 1998. The increase is primarily attributable to higher selling expenses. Marketing and sales expenses decreased from $31.4 million (30% of net revenues) for the six months ended February 28, 1997 to $31.3 million (19% of net revenues) for the six months ended February 28, 1998. The percentage decrease is primarily attributable to increased sales volume.

     General and administrative expenses decreased from $18.2 million (35% of net revenues) for the quarter ended February 28, 1997 to $12.7 million (18% of net revenues) for the quarter ended February 28, 1998 and decreased from $34.9 million (33% of net revenues) for the six months ended February 28, 1997 to $26.8 million (17% of net revenues) for the six months ended February 28, 1998. The decrease is primarily attributable to personnel and other cost reduction efforts initiated by the Company to reduce its operating expenses.

     Research and development expenses decreased from $12.2 million (23% of net revenues) for the quarter ended February 28, 1997 to $9.3 million (13% of net revenues) for the quarter ended February 28, 1998 and decreased from $22.3 million (21% of net revenues) for the six months ended February 28, 1997 to $17.6 million (11% of net revenues) for the six months ended February 28, 1998 due to the consolidation of certain of the Company's studio operations and other cost reduction efforts implemented by the Company.

     Accrued downsizing expenses were $11.3 million at August 31, 1997. Downsizing expenditures in the first half of fiscal 1998 were consistent with the accrued downsizing charge at August 31, 1997. The majority of the remaining accrued downsizing expenses, including those for the discontinuance in fiscal 1998 of the Company's coin-operated video arcade game subsidiary, will be paid in the remainder of fiscal 1998 and relates to employee severance, lease commitments for idle facilities and write-offs of non-productive fixed assets.

     As of August 31, 1997, the Company had a U.S. tax net operating loss carryforward of approximately $96 million. The Company had no U.S. federal income tax expense in the first half of fiscal 1998 due to the utilization of a portion of such net operating loss carryforwards. The provision for income taxes of $0.1 million relates to state and foreign income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company used net cash in operating activities of approximately $(8.4) million and derived net cash from operating activities of approximately $17.1 million during the six months ended February 28, 1997 and 1998, respectively. An income tax refund of approximately $54 million relating to the carryback of the Company's loss for fiscal 1996 was included in the net cash used in operating activities during the fiscal 1997 period. The increase in net cash from operations in the fiscal 1998 period as compared to the fiscal 1997 period is primarily attributable to higher sales. See Note 2 of Notes to Consolidated Financial Statements.

     The Company derived net cash from investing activities of approximately $6.8 million and used net cash in investing activities of approximately $(1.3) million during the six months ended February 28, 1997 and 1998, respectively. The decrease in net cash from investing activities in the fiscal 1998 period as compared to the fiscal 1997 period is primarily attributable to the proceeds (approximately $10.2 million) derived from the sale of marketable securities in the fiscal 1997 period.

     The Company derived net cash in financing activities of approximately $27.6 million and used net cash in financing activities of approximately $(1.9) million in the six months ended February 28, 1997 and 1998, respectively. The decrease in net cash provided by financing activities in the fiscal 1998 period as compared to the fiscal 1997 period is primarily attributable to the offering in February 1997 of $50 million of 10% convertible subordinated notes ("Notes") due March 1, 2002, which was partially offset by the repayment of a term loan and partial repayment of the mortgage note due to Fleet Bank ("Fleet").

     The Company generally purchases its inventory of Sony, Nintendo and Sega (to the extent not manufactured by the Company) Software by opening letters of credit when placing the purchase order. At February 28, 1998, the amount outstanding under letters of credit was approximately $11.5 million. Other than such letters of credit, the Company does not currently have any material operating or capital expenditure commitments.

     In fiscal 1997, the Company commenced a year 2000 date conversion project to address all necessary code changes, testing and implementation. Project completion is planned for the middle of calendar 1999. Management anticipates that the cost of the project will not be material to the Company's results of operations or liquidity in fiscal 1998 or 1999. Management anticipates that the Company's year 2000 date conversion project will be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

     The Company has a revolving credit and security agreement with BNY Financial Corporation ("BNY"), its principal domestic bank, which agreement expires on January 31, 2000. The credit agreement may be automatically renewed for another year by its terms, unless terminated upon 90 days' prior notice by either party. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined on a formula based on factored receivables and inventory, which advances are secured by the Company's assets. This bank also acts as the Company's factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At February 28, 1998, the factoring charge was 0.25% of the receivables assigned and the interest on advances was at the bank's prime rate plus one percent. As of February 28, 1998, the Company did not meet certain financial covenants under its revolving credit facility; the resulting events of default have been waived by the lender. See Note 3 of Notes to Consolidated Financial Statements and "Factors Affecting Future Performance--Liquidity and Bank Relationships."

     The Company is also party to a mortgage arrangement with Fleet relating to its corporate headquarters. At February 28, 1998, the outstanding principal balance of the Fleet loan was $3.0 million. See "Factors Affecting Future Performance--Liquidity and Bank Relationships."

     Management believes, based on the currently anticipated growth of the installed base of 32-and 64-bit Entertainment Platforms and the cost reduction efforts effected by the Company, that the Company's cash flows from operations will be sufficient to cover its operating expenses and such current obligations as are required to be paid in the remainder of fiscal 1998. However, no assurance can be given as to the sufficiency of such cash flows in fiscal 1998 or beyond. To provide for its short-and long-term liquidity needs, in fiscal 1997 and 1998, the Company significantly reduced the number of its employees, consolidated or eliminated certain operations, raised $47.4 million of net proceeds from the issuance of the Notes, and sold substantially all of the assets of Acclaim Redemption Games, Inc. ("Lazer-Tron"). The Company's future liquidity will be materially dependent on its ability to develop and market Software that achieves widespread market acceptance for use with the hardware platforms that dominate the market. There can be no assurance that the Company will be able to publish Software for Entertainment Platforms with significant installed bases.

     The Company is party to various litigations arising in the course of its business, the resolution of none of which, the Company believes, will have a material adverse effect on the Company's liquidity, financial condition and results of operations. The Company is also party to certain class action litigations. In conjunction with certain claims and litigations for which the settlement obligation was probable and estimable, the Company recorded a charge of $23.6 million in the year ended August 31, 1997. Approximately one-half of the settlement amount is payable with non-cash items, such as stock or warrants, approximately one-quarter is payable in cash and the remaining approximately one-quarter is payable in cash or stock, at the Company's option. No assurance can be given that the Company will not be required to record additional material charges in future periods in conjunction with the various litigations to which the Company is a party. See "Factors Affecting Future Performance--Litigation" and "Legal Proceedings."

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

Recent Operating Results

     The Company's net revenues increased from $105.6 million for the six months ended February 28, 1997 to $161.6 million for the six months ended February 28, 1998. The Company had net earnings of $6.8 million for the six months ended February 28, 1998 as compared to a net loss of $(35.8) million for the six months ended February 28, 1997. The increase in revenues and earnings in the 1998 period reflects primarily increased sales of the Company's Software for the N64 platform. The Company's results in the prior two fiscal years, which reflected decreases in net revenues as compared to fiscal 1994 and 1995 and net losses in fiscal 1996 and 1997, were primarily attributable to the effects on the Company of the industry transition from 16-bit to 32- and 64-bit Entertainment Platforms and related Software. See "--Going Concern Considerations."

     Based on publicly available information and its own estimates, the Company believes that the installed base of 32- and 64-bit Entertainment Platforms in the United States was between approximately 6 and 7 million and between approximately 17 and 18 million units at the end of calendar 1996 and calendar 1997, respectively. Although the Company anticipates that such installed base will continue to grow in the short term, no assurance can be given that the installed base of such Entertainment Platforms will increase substantially or that the Company's revenues from sales of Software therefor will increase sufficiently to offset the reduction in revenues derived from sales of 16-bit Software in prior years. Assuming the continued growth of the installed base of 32- and 64-bit Entertainment Platforms and the timely introduction and success of the Company's Software therefor, management anticipates that the Company will be profitable for fiscal 1998 as a whole. No assurance can be given as to the future growth of the installed base of 32- and 64-bit Entertainment Platforms or Software therefor, the timely introduction or success of the Company's Software (particularly in light of the difficulty in predicting product development schedules) or the Company's results of operations and profitability in future periods.

     In fiscal 1997, the Company effected a variety of cost reduction measures to reduce its operating expenses. See "--Liquidity and Bank Relationships" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company realized the benefits of such measures in the fourth quarter of fiscal 1997 and in the first six months of fiscal 1998 in the form of reduced operating expenses as compared to prior quarters. In addition, in fiscal 1998, the Company consolidated or eliminated certain expenses. No assurance can be given that the Company will be able to maintain its operating expenses at their current level or that the cost reduction measures heretofore effected will not materially adversely affect the Company's ability to develop and publish commercially viable titles, or that such measures, whether alone or in conjunction with increased revenues, if any, will be sufficient to generate operating profits in fiscal 1998 and beyond.

Liquidity and Bank Relationships

     The Company used net cash from operations of approximately $(8.4) million and derived net cash from operations of approximately $17.1 million for the first six months of fiscal 1997 and 1998, respectively. An income tax refund of approximately $54 million relating to the carryback of the Company's loss for fiscal 1996 was included in the net cash derived from operating activities during the first six months of fiscal 1997. Prior to the fiscal 1998 period, without giving effect to the tax refund during the same period of fiscal 1997, the Company had experienced negative cash flow from operations in recent periods primarily due to its net losses, which were primarily attributable to the effects on the

Company of the industry transition from 16-bit to 32- and 64-bit Entertainment Platforms and related Software.

     The Company believes, based on the anticipated continued growth of the installed base of 32- and 64-bit Entertainment Platforms and the cost reduction efforts effected by the Company, that its cash flows from operations will be sufficient to cover its operating expenses and such current obligations as are required to be paid in fiscal 1998. However, there can be no assurance that the Company's operating expenses or current obligations will not materially exceed cash flows available from the Company's operations in fiscal 1998 and beyond.

     To provide liquidity, the Company (i) in fiscal 1997 and 1998, significantly reduced the number of its employees and consolidated or eliminated certain of its operations, (ii) on February 26, 1997, consummated the offering of the Notes (the "Convertible Note Offering") and used approximately $16 million of the net proceeds of the Convertible Note Offering to retire its term loan from Midland Bank plc ("Midland") and $2 million of such proceeds to pay a portion of its mortgage loan from Fleet and (iii) on March 5, 1997, sold substantially all of the assets and certain liabilities of Lazer-Tron for $6 million in cash. The Company's long-term liquidity will be materially dependent on its ability to develop and market "hit" Software for the Entertainment Platforms that dominate the interactive entertainment market. See Note 2 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     As of February 28, 1998, the Company did not meet certain financial covenants under its revolving credit facility; the resulting events of default have been waived by the lender. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." There can be no assurance that additional covenant defaults, or a payment default, will not occur in the future. The Company's ability to meet its financial covenants and its payment obligations can be affected by factors beyond its control. There can be no assurance that the Company will be able to obtain waivers of any future default or that the lenders will not exercise their remedies. In such event, the Company's operations would be materially adversely affected. See "--Going Concern Considerations."

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

Prior Rights of Creditors

     The Company has outstanding long-term debt (including current portions) of $53 million at February 28, 1998. See Note 4 of Notes to Consolidated Financial Statements. The Company's failure to make payments of interest or principal on such indebtedness when due may result in defaults under its agreements with respect to such indebtedness and under the indenture (the "Indenture") governing the Notes. Certain of such indebtedness is secured by liens on substantially all of the assets of the Company.

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

Going Concern Considerations

     The Company's working capital declined from $(10.0) million at August 31, 1996 to $(64.2) million at August 31, 1997 and $(44.7) million at February 28, 1998 and the Company's stockholders' equity declined from $93.6 million at August 31, 1996 to $(59.0) million at August 31, 1997 and $(47.2) million at February 28, 1998. The report of KPMG Peat Marwick LLP, independent auditors for the Company, for fiscal 1997 includes an explanatory paragraph relating to substantial doubt as to the ability of the Company to continue as a going concern. A "going concern" explanatory paragraph could have a material adverse effect on the terms of any bank financing or capital the Company may seek. See
Note 2 of Notes to Consolidated Financial Statements.

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

     Substantially all of the Company's revenues in fiscal 1997 and in the first six months of fiscal 1998 were derived from the sale of titles designed to be played on the N64, PlayStation, Sega Saturn and various Multimedia PCs. At any given time, the Company has expended significant development and marketing resources on product development for platforms (such as the 16-bit SNES and Sega Genesis platforms) that could have shorter life cycles than the Company expected, as in fiscal 1996, or on Software titles designed for new platforms that have not yet achieved large installed bases. If the Company does not accurately predict the success, size of the installed base and life cycle of existing or future hardware platforms due to, among other things, the long Software development lead times involved, it could be in the position, as it was in fiscal 1996 and 1997, of marketing Software for (i) new hardware platforms that have not yet achieved significant market penetration and/or (ii) hardware platforms that have become or are becoming obsolete due to the introduction or success of new hardware platforms. There can be no assurance that the Company will be able to predict accurately such matters, and its failure to do so would have a material adverse effect on the Company.

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

     The Company's results of operations and cash flows were materially adversely affected during the fiscal years ended August 31, 1996 and 1997 by the material decline in sales of the Company's 16-bit Software and the transition to the new hardware platforms described herein. The Company is currently developing Software for the Nintendo N64, the Sony PlayStation and Multimedia PCs. There are a significant number of Software titles for the Entertainment Platform market competing for limited shelf space. In addition, the 32- and 64-bit Entertainment Platforms have not yet achieved market penetration similar to that of the 16-bit Entertainment Platforms (Nintendo SNES and Sega Genesis); accordingly, the number of units of each Software title sold for these newer Entertainment Platforms is significantly less than the number of units of a title generally sold during 1993, 1994 and 1995 for the 16-bit Entertainment Platforms. Based on publicly available information and its own estimates, the Company believes that the installed base of 32- and 64-bit Entertainment Platforms in the United States was between approximately 6 and 7 million and between approximately 17 and 18 million units at the end of calendar 1996 and 1997, respectively. Although the Company anticipates that such installed base will continue to grow in calendar 1998 and that the Company's revenues in fiscal 1998 from sales of Software therefor will be higher than in fiscal 1997, the Company's revenues from sales of Software for the new Entertainment Platforms in fiscal 1998 will not be comparable to its revenues from sales of 16-bit Software in fiscal 1994 or 1995. No assurance can be given that the installed base of any of the new Entertainment Platforms will grow substantially or that any of them will achieve market penetration similar to that achieved by the Nintendo SNES and Sega Genesis Entertainment Platforms.

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

Dependence on Entertainment Platform Manufacturers; Need for License Renewals

     In the six months ended February 28, 1997 and 1998, the Company derived 31% and 71% of its gross revenues, respectively, from sales of Nintendo-compatible Software, 33% and 20% of its gross revenues, respectively, from sales of Software for the Sony PlayStation and 17% and less than 1% of its gross revenues, respectively, from sales of Sega-compatible Software and in the three months ended February 28, 1997 and 1998, the Company derived 51% and 63% of its gross revenues, respectively, from sales of Nintendo-compatible Software,17% and 27% of its gross revenues, respectively, from sales of Software for the Sony PlayStation and 14% and less than 1% of its gross revenues, respectively, from sales of Sega-compatible Software. Accordingly, the Company is substantially dependent on Nintendo, Sony and Sega as the sole manufacturers of the Entertainment Platforms marketed by them and as the sole licensors of the proprietary information and technology needed to develop Software for those Entertainment Platforms. The Entertainment Platform manufacturers have in the past and may in the future limit the number of titles that the Company can release in any year, which may limit any future growth in sales.

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

     The Company depends on Nintendo, Sega and Sony for the protection of the intellectual property rights to their respective Entertainment Platforms and technology and their ability to discourage unauthorized persons from producing Software for the Entertainment Platforms developed by each of them. The Company also relies upon the Entertainment Platform manufacturers for the manufacture of certain cartridge and CD-based read-only memory ("ROM") Software.

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

     The Company's current production schedules contemplate that the Company will commence shipment of a number of new titles during the remainder of fiscal 1998. Shipment dates will vary depending on the Company's own quality assurance testing, as well as that by the applicable dedicated platform manufacturer, and other development factors. The Company generally submits new games to the dedicated platform manufacturers and other intellectual property licensors for approval prior to development and/or manufacturing. Rejection as a result of bugs in Software or a substantial delay in the approval of a product by an Entertainment Platform manufacturer or licensor could have a material adverse effect on the Company's financial condition and results of operations. In the past, the Company has experienced significant delays in the introduction of certain new titles. There can be no assurance that such delays will not occur or materially adversely affect the Company in the future. It is likely that in the future certain new titles will not be released in accordance with the Company's internal development schedule or the expectations of public market analysts and investors. A significant delay in the introduction of, or the presence of a defect in, one or more new titles could have a material adverse effect on the ultimate success of such product. If the Company is not able to develop, introduce and sell new competitive titles on a timely basis, its results of operations and profitability would be materially adversely affected.

Reliance on 'Hit' Titles

     The market for Software is 'hits' driven and, accordingly, the Company's future success is dependent in large part on its ability to develop and market 'hit' titles for hardware platforms with significant installed bases. During the six months ended February 28, 1998, sales of the Company's top four titles accounted for approximately 69% of the Company's gross sales for that period. There can be no assurance that the Company will be able to publish 'hit' titles for hardware platforms with significant installed bases and, if it is unable to do so for any reason, its financial condition, results of operations and profitability could be materially adversely affected, as they were in fiscal 1996 and 1997.

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

     Among the more significant of such estimates are allowances for estimated returns, price concessions and other discounts. At the time of shipment, the Company establishes reserves in respect of such estimates taking into account the potential for product returns and other discounts based on historical return rates, seasonality, retail inventories and other factors. In fiscal 1996, price protection, returns and exchanges were materially higher than the Company's reserves therefor, as a result of which the Company's results of operations and liquidity in fiscal 1996 were materially adversely affected. The Company believes that, at February 28, 1998, it has established adequate reserves for future price protection, returns, exchanges and other concessions but there can be no assurance that the Company's reserves therefor will not be exceeded, which event would have a material adverse effect on the Company's financial condition and results of operations.

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

Increased Product Development Costs

     In order to manage its Software development process and to ensure access to a pool of Software developers, development tools and engines in an increasingly competitive market, the Company acquired three Software studios in calendar 1995. The result of such acquisitions was that commencing in fiscal 1996 the Company's fixed Software development and overhead costs were significantly higher as compared to historical levels. These costs further contributed to the Company's results of operations and profitability being materially adversely affected in fiscal 1996 and 1997. Although the Company has consolidated certain of its studio operations to reduce their overhead expenses, no assurance can be given that such costs will not continue to have a material adverse effect on the Company's operations in future periods.

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

Intellectual Property Licenses and Proprietary Rights

     To date, most of the Company's Software incorporates for marketing purposes properties or trademarks owned by third parties, such as the National Basketball Association, the National Football League or their respective players' associations, which properties are licensed to the Company. In addition, the Company in the past has obtained agreements with independent developers for the development of a significant portion of its Software and, in such cases, the Company usually acquires copyrights to the underlying Software and obtains the exclusive right to such Software for a period of time and may have a limited period in which to market and distribute Software. To the extent future product releases are not derived from the Company's proprietary properties, the Company's future success will also be dependent upon its ability to procure licenses for additional popular intellectual properties. There is intense competition for such licenses, and there can be no assurance that the Company will be successful in acquiring additional intellectual property rights with significant commercial value. There can be no assurance that such licenses will be available on reasonable terms or at all.

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

International Sales

     International sales represented approximately 44% and 42% of the Company's net revenues for the three months ended February 28, 1997 and 1998, respectively, and approximately 49% and 41% of the Company's net revenues for the six months ended February 28, 1997 and 1998, respectively. The Company expects that international sales will continue to account for a significant portion of its net revenues in future periods. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other economic barriers, fluctuating exchange rates, difficulties in staffing and managing foreign operations and the possibility of difficulty in accounts receivable collection. Because the Company believes exposure to foreign currency losses is not currently material, the Company currently has no formal financial instruments in place as a hedge against foreign currency risks. In some markets, localization of the Company's titles is essential to achieve market penetration. The Company may incur incremental costs and experience delays in localizing its titles. These or other factors could have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, operating results and financial condition.

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

Anti-Takeover Provisions

     The Company's Board of Directors has the authority (subject to certain limitations imposed by the Indenture) to issue shares of preferred stock and to determine the designations, preferences and rights and the qualifications or restrictions of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate actions, could have the effect of making it more difficult for a third-party to acquire a majority of the outstanding voting stock of the Company. In addition, the Company is subject to the anti-takeover provisions of
Section 203 of the Delaware General Corporation Law. In general, this statute prohibits a publicly held Delaware corporation from engaging in a 'business combination' with an 'interested stockholder' for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Employment arrangements with certain members of the Company's management provide for severance payments upon termination of their employment after a 'change in control' of the Company as defined in such agreements.

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

     The parties to the Lazer-Tron State Actions and the Campbell Action have entered into a settlement agreement. The settlement was approved by the Superior Court of the State of California, which also dismissed the Lazer-Tron State Actions. The Eastern District of New York dismissed the Campbell Action.

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

     The Company has also asserted a third-party action against its insurance company, Mt. Hawley Insurance Company ("Mt. Hawley"), based on Mt. Hawley's disclaimer of coverage for liability from the WMS Action and for fees and expenses up to the amount of the policy incurred in connection with the defense of the WMS Action. In connection with the settlement of the WMS Action, the Company has agreed to assign to the plaintiffs in the WMS Action 50% of the proceeds, if any, recovered from Mt. Hawley.

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

     In conjunction with claims arising from certain of the Company's acquisitions and then pending litigations for which the settlement obligation was probable and estimable, the Company recorded a charge of $23.6 million during the year ended August 31, 1997. Approximately one-half of the settlement amount is payable with non-cash items, such as stock or warrants, approximately one-quarter is payable in cash and the remaining approximately one-quarter is payable in cash or stock, at the Company's option. If the settlement terms of such litigations are not documented or approved as currently anticipated, the Company may be required to record additional charges in future periods.

     A portion of any settlement or award arising from or out of one or more of the above litigations may be covered by the Company's insurance.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    1. Confidential License Agreement, effective as of February 20, 1997, between Nintendo of America, Acclaim Entertainment, Inc. and Acclaim Entertainment Ltd.

(b) Reports on Form 8-K

    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCLAIM ENTERTAINMENT, INC.

By: Gregory Fischbach             April 7, 1998
    Gregory Fischbach
    Co-Chairman of the Board;
    Chief Executive Officer;
    President; Director

By: James Scoroposki              April 7, 1998
    James Scoroposki
    Co-Chairman of the Board;
    Executive Vice President;
    Treasurer; Secretary;
    Director; and Acting
    Chief Financial and
    Accounting Officer