Form 10-Q
period 1998-05-31
ACCLAIM ENTERTAINMENT INC
filed 1998-07-01
CIK 804888

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

  (Mark One)

  [X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

  For the quarterly period ended May 31, 1998

                                      OR

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

  For the transition period from _____to_____

                        Commission file number 0-16986

                          ACCLAIM ENTERTAINMENT, INC.
                          ---------------------------
          (Exact name of the registrant as specified in its charter)

 Delaware                                           38-2698904
----------                                          ----------
(State or other jurisdiction of incorporation      (I.R.S. Employer
or organization)                                   Identification No.)

                 One Acclaim Plaza, Glen Cove, New York 11542
                 --------------------------------------------
                   (Address of principal executive offices)

                             (516) 656-5000
                             ---------------
                        (Registrant's telephone number)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

  As at June 26, 1998, approximately 52,150,000 shares of Common Stock of the Registrant were issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in 000s, except per share data)

                                                                                                       May 31,            August 31,
                                                                                                        1998                  1997
                                                                                                     ---------            ---------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                            $  35,600            $  26,254
Accounts receivable - net                                                                               43,631               18,729
Inventories                                                                                              5,778                3,546
Prepaid expenses                                                                                        16,592               20,250
                                                                                                     ---------            ---------
TOTAL CURRENT ASSETS                                                                                   101,601               68,779
                                                                                                     ---------            ---------

OTHER ASSETS
Fixed assets - net                                                                                      30,220               34,268
Excess of cost over net assets acquired - net of accumulated
  amortization of $18,690 and $17,104, respectively                                                     21,961               23,547
Other assets                                                                                             4,491                6,581
                                                                                                     ---------            ---------
TOTAL ASSETS                                                                                         $ 158,273            $ 133,175
                                                                                                     ---------            ---------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Trade accounts payable                                                                               $  32,672            $  17,007
Short-term borrowings                                                                                       19                  643
Accrued expenses                                                                                        92,422              107,928
Income taxes payable                                                                                     5,883                4,840
Current portion of long-term debt                                                                          724                1,002
Obligation under capital leases - current                                                                1,429                1,515
                                                                                                     ---------            ---------
TOTAL CURRENT LIABILITIES                                                                              133,149              132,935
                                                                                                     ---------            ---------

LONG-TERM LIABILITIES
Long-term debt                                                                                          52,112               52,655
Obligation under capital leases - noncurrent                                                             1,472                2,264
Other long-term liabilities                                                                              6,846                4,553
                                                                                                     ---------            ---------
TOTAL LIABILITIES                                                                                      193,579              192,407
                                                                                                     ---------            ---------

MINORITY INTEREST                                                                                          (79)                (186)

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.01 par value; 1,000 shares authorized; none issued                                    --                   --
Common stock, $0.02 par value; 100,000 shares authorized;
   51,951 and 50,122 shares issued, respectively                                                         1,039                1,002
Additional paid in capital                                                                             184,789              173,373
Accumulated deficit                                                                                   (217,415)            (229,870)
Treasury stock, 523 and 474 shares, respectively                                                        (3,103)              (2,904)
Foreign currency translation adjustment                                                                   (537)                (647)
                                                                                                     ---------            ---------
TOTAL STOCKHOLDERS' DEFICIENCY                                                                         (35,227)             (59,046)
                                                                                                     ---------            ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                       $ 158,273            $ 133,175
                                                                                                     ---------            ---------

See notes to consolidated financial statements.

                          ACCLAIM ENTERTAINMENT, INC
                               AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                       (in 000s, except per share data)


                                                                    Three Months Ended                       Nine Months Ended
                                                                           May 31,                                May 31,
                                                                 1998                1997                1998                1997
                                                              ---------           ---------           ---------           ---------
NET REVENUES                                                  $  73,154           $  41,616           $ 234,774           $ 147,264
COST OF REVENUES                                                 31,369              25,466             108,597              78,019
                                                              ---------           ---------           ---------           ---------
GROSS PROFIT                                                     41,785              16,150             126,177              69,245
                                                              ---------           ---------           ---------           ---------

OPERATING EXPENSES
Marketing and Sales                                              12,606              12,263              43,866              43,706
General and Administrative                                       12,667              18,157              39,420              53,029
Research and Development                                         10,407               9,488              28,024              31,764
Goodwill Writedown                                                 --                25,200                --                25,200
Litigation Settlements                                             --                 8,300                --                 8,300
Downsizing Charge                                                  --                10,000                --                10,000
                                                              ---------           ---------           ---------           ---------
TOTAL OPERATING EXPENSES                                         35,680              83,408             111,310             171,999
                                                              ---------           ---------           ---------           ---------

INCOME (LOSS) FROM OPERATIONS                                     6,105             (67,258)             14,867            (102,754)
                                                              ---------           ---------           ---------           ---------

OTHER INCOME (EXPENSE)
Interest income                                                     550                 816               1,617               1,606
Interest expense                                                 (1,409)             (1,625)             (4,320)             (3,073)
Other income (expense)                                              438              (1,507)                417              (2,141)
                                                              ---------           ---------           ---------           ---------

INCOME (LOSS) BEFORE INCOME TAXES                                 5,684             (69,574)             12,581            (106,362)
                                                              ---------           ---------           ---------           ---------

PROVISION FOR INCOME TAXES                                            5                 805                 126                 426
                                                              ---------           ---------           ---------           ---------

NET INCOME (LOSS) BEFORE
  MINORITY INTEREST                                               5,679             (70,379)             12,455            (106,788)
                                                              ---------           ---------           ---------           ---------

MINORITY INTEREST                                                    10                (675)               --                (1,242)
                                                              ---------           ---------           ---------           ---------

NET INCOME (LOSS)                                             $   5,669           $ (69,704)          $  12,455           $(105,546)
                                                              ---------           ---------           ---------           ---------

BASIC EARNINGS (LOSS) PER SHARE                               $    0.11           $   (1.40)          $    0.25           $   (2.13)
                                                              ---------           ---------           ---------           ---------

DILUTED EARNINGS (LOSS) PER SHARE                             $    0.09           $   (1.40)          $    0.22           $   (2.13)
                                                              ---------           ---------           ---------           ---------


See notes to consolidated financial statements.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
         STATEMENTS OF CONSOLIDATED STOCKHOLDERS' (DEFICIENCY) EQUITY
                       (in 000s, except per share data)


                                       Preferred Stock(1)        Common Stock
                                      -------------------   ---------------------
                                            Issued                 Issued          Additional
                                            ------                 ------            Paid-In    Deferred    Accumulated    Treasury
                                       Shares    Amount       Shares      Amount     Capital  Compensation    Deficit       Stock
                                      --------- ---------   ---------   ---------   ---------   ---------    ---------    ---------

Balance August 31, 1996                    --       --        50,041    $  1,001    $180,895    $(15,113)    $(70,642)    $ (1,813)
                                      --------- ---------   ---------   ---------   ---------   ---------    ---------    ---------

Net Loss                                   --       --          --          --          --                   (159,228)        --
Issuances and Cancellations
  of Warrants and Options                  --       --          --          --           722         566         --           --
Deferred compensation expense              --       --          --          --          --         6,134         --           --
Exercise of Stock Options                  --       --            81           1         169        --           --           --
Escrowed shares received                   --       --          --          --          --                       --         (1,091)
Foreign Currency Translation Gain          --       --          --          --          --          --           --           --
Unrealized Loss on
  Marketable Equity Securities             --       --          --          --          --          --           --           --
                                      --------- ---------   ---------   ---------   ---------   ---------    ---------    ---------

Balance August 31, 1997                    --       --        50,122       1,002     181,786      (8,413)    (229,870)      (2,904)
                                      --------- ---------   ---------   ---------   ---------   ---------    ---------    ---------

Net Income                                 --       --          --          --          --          --         12,455         --
Issuance of Common Stock for
  Litigation Settlements                   --       --           914          18       4,125        --           --           --
Issuances and Cancellations
  of Warrants and Options                  --       --            15           1       2,934      (2,003)        --           --
Deferred compensation expense              --       --          --          --          --         3,208         --           --
Exercise of Stock Options                  --       --           900          18       3,152        --           --           --
Escrowed shares received                   --       --          --          --          --          --           --           (199)
Foreign Currency Translation Gain          --       --          --          --          --          --           --           --
                                      --------- ---------   ---------   ---------   ---------   ---------    ---------    ---------

Balance May 31, 1998                       --       --        51,951    $  1,039    $191,997    $ (7,208)   $(217,415)    $ (3,103)
                                      --------- ---------   ---------   ---------   ---------   ---------    ---------    ---------

                                                    Unrealized
                                        Foreign     Gain (Loss) On
                                        Currency    Marketable
                                      Translation    Equity
                                       Adjustment   Securities     Total
                                       ---------    ---------    ---------
Balance August 31, 1996                $    (754)   $      15    $  93,589
                                       ---------    ---------    ---------

Net Loss                                    --           --       (159,228)
Issuances and Cancellations
  of Warrants and Options                   --           --          1,288
Deferred compensation expense               --                       6,134
Exercise of Stock Options                   --           --            170
Escrowed shares received                    --           --         (1,091)
Foreign Currency Translation Gain            107         --            107
Unrealized Loss on
  Marketable Equity Securities              --            (15)         (15)
                                       ---------    ---------    ---------

Balance August 31, 1997                     (647)           0      (59,046)
                                       ---------    ---------    ---------

Net Income                                  --           --         12,455
Issuance of Common Stock for
  Litigation Settlements                    --           --          4,143
Issuances and Cancellations
  of Warrants and Options                   --           --            932
Deferred compensation expense               --           --          3,208
Exercise of Stock Options                   --           --          3,170
Escrowed shares received                    --           --           (199)
Foreign Currency Translation Gain            110         --            110
                                       ---------    ---------    ---------

Balance May 31, 1998                   $    (537)   $       0    $ (35,227)
                                       ---------    ---------    ---------

(1) The Company is authorized to issue 1,000 shares of preferred stock at a par value of $0.01 per share, none of which shares is presently issued and outstanding.

See notes to consolidated financial statements.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                       (in 000s, except per share data)

                                                                                  Nine Months Ended
                                                                                       May 31,
                                                                                  1998         1997
                                                                               ---------    ---------
CASH FLOWS PROVIDED BY (USED IN)
 OPERATING ACTIVITIES

Net Income (Loss)                                                              $  12,455    $(105,546)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
  Depreciation and amortization                                                   10,109       37,754
  Loss on sale of marketable securities                                             --          1,010
  Provision for returns and discounts                                             29,537       23,440
  Minority interest in net earnings of consolidated subsidiary                      --         (1,242)
  Deferred compensation expense                                                    3,208        5,275
  Non-cash royalty charges                                                         2,108        7,750
  Litigation settlements                                                            --          8,300
  Other non-cash items                                                               674          248

Change in assets and liabilities:
     Increase in accounts receivable                                             (53,677)     (20,543)
     (Increase) Decrease in inventories                                           (2,201)       1,377
     Decrease (Increase) in prepaid expenses                                       3,668       (2,688)
     Decrease in other current assets                                               --            330
     Increase (Decrease) in trade accounts payable                                15,703      (11,666)
     Decrease in accrued expenses                                                (13,308)     (12,231)
     Increase in income taxes payable                                                274       57,460
     Increase in other long-term liabilities                                       2,293         --
                                                                               ---------    ---------
Total adjustments                                                                 (1,612)      94,574
                                                                               ---------    ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            $  10,843    $ (10,972)
                                                                               ---------    ---------

CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES
Sales of marketable equity securities                                               --         10,240
Divestiture of subsidiaries, net                                                    --          6,964
Acquisition of fixed assets, excluding capital leases                             (2,524)      (3,620)
Disposal of fixed assets                                                             123         --
Acquisition of other assets                                                         --           (382)
                                                                               ---------    ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                            $  (2,401)      13,202
                                                                               ---------    ---------

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Continued)
                       (in 000s, except per share data)

                                                                                  Nine Months Ended
                                                                                       May 31,
                                                                                  1998         1997
                                                                               ---------    ---------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES
Proceeds from Convertible Subordinated Notes                                       --        47,400
Payment of mortgage                                                                (821)     (2,524)
Proceeds from short-term bank loans                                                --        12,827
Payment of short-term bank loans                                                   (624)    (12,657)
Exercise of stock options                                                         3,170         170
Payment of obligation under capital leases                                         (871)     (1,513)
Payment of long-term debt                                                          --       (19,000)
Escrowed shares received                                                           (199)       --
Miscellaneous financing activities                                                   29         460
                                                                               --------    --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           684      25,163
                                                                               --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             220        (164)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         9,346      27,229
                                                                               --------    --------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 26,254      18,814
                                                                               --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 35,600    $ 46,043
                                                                               --------    --------

Supplemental schedule of noncash investing and financing activities:

                                                                                 1998        1997
                                                                               --------    --------
Acquisition of equipment under capital leases                                  $    125    $    243

Cash paid (received) during the year for:
     Interest                                                                  $  5,637    $  4,698
     Income taxes                                                                  (155)    (56,955)


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

  2. Liquidity - The accompanying consolidated financial statements have been prepared assuming that Acclaim Entertainment, Inc. ("Acclaim"), together with its subsidiaries (Acclaim and its subsidiaries are collectively hereinafter referred to as the "Company"), will continue as a going concern. The Company's working capital and stockholders' deficiencies at May 31, 1998, the uncertainty as to whether the Company's products in development will achieve commercial success and uncertainty in respect of the on-going support of the Company's principal bank could impact the Company's ability to meet its obligations as they become due. The consolidated financial statements do not include any adjustments that might arise from the outcome of this uncertainty. To enhance long-term liquidity, in fiscal 1997 and 1998 the Company decreased its fixed operating costs, primarily by reducing the number of its personnel and consolidating or eliminating certain operations. These expense reductions and the release of a number of titles in the first nine months of fiscal 1998, including new titles for the N64 hardware platform, contributed to the Company's net earnings of $12,455 for the first nine months of fiscal 1998. In that nine month period, the Company generated approximately $10,843 of cash from operating activities. The Company's future liquidity will be materially dependent on its ability to develop and market new software products that achieve widespread market acceptance for use with the hardware platforms that dominate the market.

  3. Accounts Receivable

     Accounts receivable are comprised of the following:

                                                    May 31,           August 31,
                                                     1998                1997
                                                     -----               ----

  Receivables assigned to factor                    $50,106          $13,337
  Advances due (from) to factor                      19,250           (3,780)
                                                    -------          --------
  Due from factor                                    30,856           17,117
  Unfactored accounts receivable                      8,493            4,873
  Accounts receivable - Foreign                      30,066           12,434
  Other receivables                                   1,702            3,085
  Allowances for returns and discounts              (27,486)         (18,780)
                                                    --------         --------
                                                    $43,631          $18,729
                                                    --------         --------

     Pursuant to a factoring agreement, the Company's principal bank acts as its factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At May 31, 1998, the factoring charge amounted to 0.25% of the receivables assigned. The Company's obligations to the bank are collateralized by all of Acclaim's and its North American subsidiaries' accounts receivable, inventories and equipment. The advances for factored receivables are pursuant to a revolving credit and security agreement, which expires on January 31, 2000. Pursuant to the terms of the agreement, which can be canceled by either party upon 90-days notice prior to the end of the term, the Company is required to maintain specified levels of working capital and tangible net worth and may not incur losses in excess of specified amounts, among other covenants.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in 000s, except per share data)

  3. Accounts Receivable - (Continued)

     The Company draws down working capital advances and opens letters of credit (up to an aggregate maximum of $20 million) against the facility in amounts determined on a formula based on factored receivables, inventory and cost of imported goods under outstanding letters of credit. Interest was charged at the bank's prime lending rate per annum on such advances. Effective November 8, 1996, interest is charged at the bank's prime lending rate plus one percent per annum (9.5% at May 31, 1998) on such advances. As of May 31, 1998, the Company did not meet certain financial covenants under its revolving credit facility; the resulting events of default have been waived by the lender.

     Pursuant to the terms of certain distribution, warehouse and credit and collection agreements, certain of the Company's foreign accounts receivable are due from various foreign distributors. These receivables are not collateralized and as a result management periodically monitors the financial condition of these distributors. No additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's accounts receivable. At May 31, 1998 and 1997, the balance due from one foreign distributor was approximately 22% and 21%, respectively, of foreign accounts receivable.

  4. Long-Term Debt

     Long-term debt consists of the following:

                                                          May 31,     August 31,
                                                           1998         1997
                                                           -----        -----
       10% Convertible Subordinated Notes due 2002       $50,000       $50,000
       Mortgage note                                       2,836         3,657
                                                         -------       -------
                                                          52,836        53,657
       Less: current portion                                 724         1,002
                                                         -------       -------
                                                         $52,112       $52,655
                                                         -------       -------
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

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in 000s, except per share data)

  5. Earnings (Loss) Per Share  (Continued)



                                                           Three Months Ended                 Nine Months Ended
                                                                  May 31,                           May 31,
                                                          1998              1997             1998             1997
                                                          ----              ----             ----             ----

  Basic EPS Computation
  Net income (loss)                                     $5,669          $(69,704)         $12,455       $(105,546)
  Weighted average
    common shares outstanding                           51,225            49,645           50,785          49,645
  Basic earnings (loss) per share                        $0.11            $(1.40)           $0.25          $(2.13)

  Diluted EPS Computation
  Net income (loss)                                     $5,669          $(69,704)         $12,455       $(105,546)
  Weighted average
    common shares outstanding                           51,225            49,645           50,785          49,645
  Stock options and warrants                             8,950               ---            5,115            ---
  10% convertible subordinated notes                       ---               ---             ----            ---
                                                        ------            ------          -------         -------
  Diluted common shares outstanding                     60,175            49,645           55,900          49,645
  Diluted earnings (loss) per share                      $0.09            $(1.40)           $0.22          $(2.13)


  The assumed conversion of the outstanding 10% convertible subordinated notes was excluded from the above diluted earnings per share calculations since they were anti-dilutive.

6.  Litigation Settlements

    As of August 31, 1997, the Company had $22,570 of accrued litigation settlements and other accrued liabilities of $3,493 relating to certain other claims. During the first nine months of fiscal 1998, the Company settled substantially all of its outstanding litigations and claims for amounts approximating the related accrued liabilities. Litigations and claims that have been settled include those by Digital Pictures, Inc., Sound Source Interactive, Inc., Spectrum Holobyte California, Inc., Ocean of America, Inc., those arising from certain of the Company's acquisitions, and the class action litigations relating to the Lazer-Tron acquisition, the 1995 revision of earnings and, subject to court approval, the WMS Action (as hereinafter defined). Such settlements, totaling $25,943, will be satisfied by the payment of $10,855 in cash and $15,088 in common stock and warrants. The fair value of shares of common stock issued in settlement was based on the quoted market value of the common stock on the date of issuance and the fair value of warrants issued in settlement was calculated using the Black Scholes option pricing model. As of May 31, 1998, the Company had paid $5,457 and $4,143 of the cash and non-cash portions of the settlements, respectively. The non-cash portion consisted of the issuance of 914 shares of common stock.

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

     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "believe," "anticipate," "think," "intend," "plan," "will be" and similar expressions identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of the Company are subject to certain risks and uncertainties, including those discussed in "Factors Affecting Future Performance" below at pages 17 to 27, which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

     The Company also engages, to a lesser extent, in the distribution of Software titles developed by other Software publishers ("Affiliated Labels") and the development and publication of comic books.

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

     The Company's results of operations and cash flows were materially adversely affected during the fiscal years ended August 31, 1996 and 1997 by the material decline in sales of the Company's 16-bit Software and the transition to 32- and 64-bit Entertainment Platforms and related Software. See "Factors Affecting Future Performance--Industry Trends; Platform Transition; Technological Change."

     The Company recorded net income of $5.7 million and net income of $12.5 million for the three and nine months ended May 31, 1998 as compared to a net loss of $(69.7) million and $(105.5) million for the three and nine months ended May 31, 1997. The results for the 1998 three and nine month periods reflect primarily the increase in sales volume of the Company's Software for Nintendo's 64-bit N64 platform ("N64").

     Management believes, based on publicly available information and its own estimates, that the installed base of 32- and 64-bit Entertainment Platforms in the United States was between approximately 6 and 7 million units and between approximately 17 and 18 million units at the end of calendar 1996 and 1997, respectively. Although management anticipates that such installed base will continue to grow in calendar 1998 and that the Company's revenues in fiscal 1998 from sales of Software therefor will be higher than in fiscal 1997, the Company's revenues from sales of Software for these Entertainment Platforms in fiscal 1998 will not be comparable to its revenues from sales of 16-bit Software in fiscal 1994 or 1995. Assuming the continued growth of the installed base of 32- and 64-bit Entertainment Platforms and the timely introduction and success of the Company's Software therefor, management anticipates that the Company will be profitable for fiscal 1998 as a whole. However, no assurance can be given as to the future growth of the installed base of 32- and 64-bit Entertainment Platforms or Software therefor, the timely introduction or success of the Company's Software (particularly in light of the difficulty in predicting product development schedules) or the Company's results of operations and profitability in future periods. See Note 2 of Notes to Consolidated Financial Statements and "Factors Affecting Future Performance."

     In fiscal 1997, the Company effected a variety of cost reduction measures to reduce its operating expenses. The Company realized the benefits of such measures in the fourth quarter of fiscal 1997 and in the first nine months of fiscal 1998 in the form of reduced operating expenses as compared to prior periods. In addition, in fiscal 1998, the Company consolidated or eliminated certain operations. No assurance can be given that the cost reduction measures heretofore effected will not materially adversely affect the Company's ability to develop and publish commercially viable titles, or that such measures, whether alone or in conjunction with increased revenues, if any, will be sufficient to generate operating profits in fiscal 1998 and beyond. See "Factors Affecting Future Performance."

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

  RESULTS OF OPERATIONS

     The following table sets forth certain statements of consolidated operations data as a percentage of net revenues for the periods indicated:


                                             Three Months Ended             Nine Months Ended
                                                   May 31,                        May 31,
                                             1998           1997            1998           1997
                                             ----           ----            ----           ----
  Domestic revenues                          58.0%          46.0%           57.0%          50.0%
  Foreign revenues                           42.0           54.0            43.0          50.0
                                             ----           ----            ----          ----
  Net revenues                              100.0          100.0           100.0         100.0
  Cost of revenues                           42.9           61.2            46.3          53.0
                                             ----           ----            ----          ----
  Gross profit                               57.1           38.8            53.7          47.0
  Operating Expenses
  Marketing and Sales                        17.2           29.5            18.7          29.7
  General and Administrative                 17.3           43.6            16.8          36.0
  Research and Development                   14.2           22.8            11.9          21.6
  Goodwill Writedown                           --           60.6              --          17.1
  Litigation Settlements                       --           19.9              --           5.6
  Downsizing Charge                            --           24.0              --           6.8
                                             ----           ----            ----           ---
  Total operating expenses                   48.8          200.4            47.4         116.8
  Earnings (loss) from operations             8.3         (161.6)            6.3         (69.8)
  Other (expense), net                       (0.6)          (5.6)           (1.0)         (2.5)
                                            -----          -----           -----          -----
  Earnings (loss) before income taxes         7.8         (167.2)            5.4         (72.3)
  Net earnings (loss)                         7.8         (167.5)            5.3         (71.7)

  NET REVENUES

     The Company's gross revenues were derived from the following product categories:


                                Three Months Ended         Nine Months Ended
                                       May 31,                  May 31,
                                1998*         1997*       1998*         1997*
                                -----         -----       ----          -----
64-bit Software                 50.0%        57.0%        62.0%         32.0%
32-bit Software                 30.0%        19.0%        23.0%         38.0%
Multimedia PC Software          18.0%        17.0%        11.0%         16.0%
Portable Software                2.0%         2.0%         3.0%          2.0%
16-bit Software                  0.0%         2.0%         1.0%          9.0%
Other                            0.0%         3.0%         0.0%          3.0%


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

     The increase in the Company's net revenues from $41.6 million for the quarter ended May 31, 1997 to $73.2 million for the quarter ended May 31, 1998 and from $147.3 million for the nine months ended May 31, 1997 to $234.8 million for the nine months ended May 31, 1998 was predominantly due to increased unit sales of the Company's Software resulting from the release of new Software for the N64 and Sony PlayStation platforms and the growth in the 32- and 64-bit Entertainment Platforms market.

     A significant portion of the Company's revenues in any quarter are generally derived from Software first released in that quarter or in the immediately preceding quarter. For the three months ended May 31, 1997, sales of
Turok: Dinosaur Hunter (for the N64) accounted for approximately 57% of the Company's gross revenues and, for the three months ended May 31, 1998, sales of Forsaken (for multiple platforms) and All-Star Baseball 99 (for the N64) accounted for approximately 46% and 18%, respectively, of the Company's gross revenues. For the nine months ended May 31, 1997, sales of Turok: Dinosaur Hunter (for the N64) accounted for approximately 32% of the Company's gross revenues and, for the nine months ended May 31, 1998, sales of NFL Quarterback Club 98 (for the N64), Extreme-G (for the N64) and Forsaken (for multiple platforms) accounted for approximately 18%, 15%, and 14%, respectively, of the Company's gross revenues.

     The Company is substantially dependent on Nintendo, Sony and Sega as the sole manufacturers of the hardware platforms marketed by them and as the sole licensors of the proprietary information and technology needed to develop Software for those platforms. For the three months ended May 31, 1997 and 1998, the Company derived 60% and 52% of its gross revenues, respectively, from sales of Nintendo-compatible Software, 16% and 30% of its gross revenues, respectively, from sales of Software for the Sony PlayStation and 4% and less than 1% of its gross revenues, respectively, from sales of Sega-compatible Software. For the nine months ended May 31, 1997 and 1998, the Company derived 39% and 65% of its gross revenues, respectively, from sales of Nintendo-compatible Software, 28% and 23% of its gross revenues, respectively, from sales of Software for the Sony PlayStation and 13% and less than 1% of its gross revenues, respectively, from sales of Sega-compatible Software.

GROSS PROFIT

     Gross profit fluctuates primarily as a result of three factors: (i) the number of 'hit' titles and average unit selling prices of the Company's Software; (ii) the Company's product mix (i.e., the percentage of sales of Multimedia PC Software and Software for compact-disk ("CD") based Entertainment Platforms, such as the 32-bit Sony PlayStation and Sega Saturn platforms, as compared to sales of Software for cartridge-based Entertainment Platforms, such as the N64); and (iii) the percentage of foreign sales to third party distributors. All royalties payable to Nintendo, Sony and Sega are included in cost of revenues.

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

     Gross profit increased from $16.2 million (39% of net revenues) for the quarter ended May 31, 1997 to $41.8 million (57% of net revenues) for the quarter ended May 31, 1998 and from $69.2 million (47% of net revenues) for the nine months ended May 31, 1997 to $126.2 million (54% of net revenues) for the nine months ended May 31, 1998. The increase is primarily attributable to higher unit selling prices of the Company's Software. In addition, gross profit for the three month period ended May 31, 1998 was positively impacted by (i) a higher percentage of 32-bit CD Software sales and (ii) the lower than anticipated cost of revenues in respect of the Company's N64 cartridges (due to a cost reduction effected by Nintendo in May 1998), resulting in higher gross margins for the Company's N64 products.

     Management anticipates that the Company's future gross profit will be adversely impacted by the increased cost of higher memory chips to be utilized in its N64 cartridges. Such higher memory chips are anticipated to provide better game play.

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

OPERATING EXPENSES

     In fiscal 1997, the Company effected a variety of cost reduction measures to reduce its operating expenses. The Company realized the benefits of such measures in the fourth quarter of fiscal 1997 and in the first nine months of fiscal 1998 in the form of reduced operating expenses as compared to prior quarters. In addition, in fiscal 1998, the Company consolidated or eliminated certain operations. No assurance can be given that the cost reduction measures heretofore effected will not materially adversely affect the Company's ability to develop and publish commercially viable titles, or that such measures, whether alone or in conjunction with increased revenues, if any, will be sufficient to generate operating profits in fiscal 1998 and beyond. See "Factors Affecting Future Performance."

     Marketing and sales expenses increased from $12.3 million (30% of net revenues) for the quarter ended May 31, 1997 to $12.6 million (17% of net revenues) for the quarter ended May 31, 1998 and from $43.7 million (30% of net revenues) for the nine months ended May 31, 1997 to $43.9 million (19% of net revenues) for the nine months ended May 31, 1998. The percentage decrease is primarily attributable to increased sales volume. Management anticipates that marketing and sales expenses will increase in future periods.

     General and administrative expenses decreased from $18.2 million (44% of net revenues) for the quarter ended May 31, 1997 to $12.7 million (17% of net revenues) for the quarter ended May 31, 1998 and decreased from $53.0 million (36% of net revenues) for the nine months ended May 31, 1997 to $39.4 million (17% of net revenues) for the nine months ended May 31, 1998. The decrease is primarily attributable to personnel and other cost reduction efforts initiated by the Company to reduce its operating expenses.

     Research and development expenses increased from $9.5 million (23% of net revenues) for the quarter ended May 31, 1997 to $10.4 million (14% of net revenues) for the quarter ended May 31, 1998 due to additional personnel costs and decreased from $31.8 million (22% of net revenues) for the nine months ended May 31, 1997 to $28.0 million (12% of net revenues) for the nine months ended May 31, 1998 due to the consolidation of certain of the Company's studio operations, reduced personnel costs and other cost reduction efforts implemented by the Company. Research and development expenses may continue to increase in future periods.

     In May 1997, the Company effected another downsizing and put into place a plan to effect substantial cost reductions. Severance charges and other costs related to the downsizing and proposed cost reductions of approximately $10 million were recorded in the third quarter of fiscal 1997. Accrued downsizing expenses were $11.3 million at August 31, 1997. Downsizing expenditures in the first nine months of fiscal 1998 were consistent with the accrued downsizing charge at August 31, 1997. The majority of the remaining accrued downsizing expenses, including those for the discontinuance in fiscal 1998 of the Company's coin-operated video arcade game subsidiary, will be paid through fiscal 1999 and relates to employee severance, lease commitments for idle facilities and write-offs of non-productive fixed assets.

     Due to continuing operating losses incurred by Acclaim Comics, management's assessment of the state of the comic book industry and management's projections for Acclaim Comics' operations, in May 1997, management believed that there was an impairment in the carrying value of the goodwill relating to the acquisition of Acclaim Comics in July 1994. Accordingly, the Company recorded a write-down of

$25.2 million of goodwill in the quarter ended May 31, 1997 to reduce the carrying value of the goodwill associated with Acclaim Comics to its estimated fair value.

     In conjunction with certain litigations for which the settlement obligation was then probable and estimable (see "Factors Affecting Future Performance-Litigation" and "Legal Proceedings"), the Company recorded a primarily noncash charge of $8.3 million in the quarter ended May 31, 1997. The Company recorded additional litigation settlement charges of $15.3 million in the fourth quarter of fiscal 1997 and no assurance can be given that the Company will not be required to record additional material charges in future periods in conjunction with the various litigations to which the Company is a party.

     As of August 31, 1997, the Company had a U.S. tax net operating loss carryforward of approximately $96 million. The Company had no U.S. federal income tax expense in the first nine months of fiscal 1998 due to the utilization of a portion of such net operating loss carryforwards. The provision for income taxes of $0.1 million relates to state and foreign income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company used net cash in operating activities of approximately $(11.0) million and derived net cash from operating activities of approximately $10.8 million during the nine months ended May 31, 1997 and 1998, respectively. An income tax refund of approximately $54 million relating to the carryback of the Company's loss for fiscal 1996 was included in the net cash used in operating activities during the fiscal 1997 period. The increase in net cash from operations in the fiscal 1998 period as compared to the fiscal 1997 period is primarily attributable to higher sales. See Note 2 of Notes to Consolidated Financial Statements.

     The Company derived net cash from investing activities of approximately $13.2 million and used net cash in investing activities of approximately $(2.4) million during the nine months ended May 31, 1997 and 1998, respectively. The decrease in net cash from investing activities in the fiscal 1998 period as compared to the fiscal 1997 period is primarily attributable to the proceeds derived from the sale of marketable securities (approximately $10.2 million) and subsidiaries (approximately $7.0 million) in the fiscal 1997 period.

     The Company derived net cash in financing activities of approximately $25.2 million and approximately $0.7 million in the nine months ended May 31, 1997 and 1998, respectively. The decrease in net cash provided by financing activities in the fiscal 1998 period as compared to the fiscal 1997 period is primarily attributable to the sale in February 1997 of $50 million of 10% convertible subordinated notes ("Notes") due March 1, 2002, which was partially offset by the repayment of a term loan and partial repayment of the mortgage note due to Fleet Bank ("Fleet").

     The Company generally purchases its inventory of Sony, Nintendo and Sega (to the extent not manufactured by the Company) Software by opening letters of credit when placing the purchase order. At May 31, 1998, the amount outstanding under letters of credit was approximately $13.6 million. Other than such letters of credit, the Company does not currently have any material operating or capital expenditure commitments.

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

     The Company has a revolving credit and security agreement with BNY Financial Corporation ("BNY"), its principal domestic bank, which agreement expires on January 31, 2000. The credit agreement may be automatically renewed for another year by its terms, unless terminated upon 90 days' prior notice by either party. The Company draws down working capital advances and opens letters of credit (up to an aggregate maximum of $20 million) against the facility in amounts determined on a formula based on factored receivables and inventory, which advances are secured by the Company's assets. This bank also acts as the Company's factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At May 31, 1998, the factoring charge was 0.25% of the receivables assigned and the interest on advances was at the bank's prime rate plus one percent. As of May 31, 1998, the Company did not meet certain financial covenants under its revolving credit facility; the resulting events of default have been waived by the lender. See Note 3 of Notes to Consolidated Financial Statements and "Factors Affecting Future Performance--Liquidity and Bank Relationships."

     The Company is also party to a mortgage arrangement with Fleet relating to its corporate headquarters. At May 31, 1998, the outstanding principal balance of the Fleet loan was $2.8 million. See "Factors Affecting Future
Performance--Liquidity and Bank Relationships."

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

     The Company is also party to certain class action litigations and other claims. In conjunction with claims arising from certain of the Company's acquisitions and then pending litigations and claims for which the settlement obligation was probable and estimable, the Company recorded a charge of $23.6 million in the year ended August 31, 1997. Approximately $10.9 million of these litigation settlements will be satisfied in cash, of which $5.5 million has been paid as of May 31, 1998. No assurance can be given that the Company will not be required to record additional material charges in future periods in conjunction with the litigations to which the Company is a party. See Note 6 of Notes to Consolidated Financial Statements, "Factors Affecting Future Performance--Litigation" and "Legal Proceedings."

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

Recent Operating Results

     The Company's net revenues increased from $147.3 million for the nine months ended May 31, 1997 to $234.8 million for the nine months ended May 31, 1998. The Company had net earnings of $12.5 million for the nine months ended May 31, 1998 as compared to a net loss of $(105.5) million for the nine months ended May 31, 1997. The increase in revenues and earnings in the 1998 period reflects primarily increased unit sales of the Company's Software for the N64 and Sony PlayStation platforms. The Company's results in the prior two fiscal years, which reflected decreases in net revenues as compared to fiscal 1994 and 1995 and net losses in fiscal 1996 and 1997, were primarily attributable to the effects on the Company of the industry transition from 16-bit to 32- and 64-bit Entertainment Platforms and related Software. See "--Going Concern Considerations."

     Based on publicly available information and its own estimates, the Company believes that the installed base of 32- and 64-bit Entertainment Platforms in the United States was between approximately 6 and 7 million units and between approximately 17 and 18 million units at the end of calendar 1996 and calendar 1997, respectively. Although the Company anticipates that such installed base will continue to grow in the short term, no assurance can be given that the installed base of such Entertainment Platforms will increase substantially or that the Company's revenues from sales of Software therefor will increase sufficiently to offset the reduction in revenues derived from sales of 16-bit Software in prior years. Assuming the continued growth of the installed base of 32- and 64-bit Entertainment Platforms and the timely introduction and success of the Company's Software therefor, management anticipates that the Company will be profitable for fiscal 1998 as a whole. No assurance can be given as to the future growth of the installed base of 32- and 64-bit Entertainment Platforms or Software therefor, the timely introduction or success of the Company's Software (particularly in light of the difficulty in predicting product development schedules) or the Company's results of operations and profitability in future periods.

     In fiscal 1997, the Company effected a variety of cost reduction measures to reduce its operating expenses. See "--Liquidity and Bank Relationships" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company realized the benefits of such measures in the fourth quarter of fiscal 1997 and in the first nine months of fiscal 1998 in the form of reduced operating expenses as compared to prior quarters. In addition, in fiscal 1998, the Company consolidated or eliminated certain operations. No assurance can be given that the cost reduction measures heretofore effected will not materially adversely affect the Company's ability to develop and publish commercially viable titles, or that such measures, whether alone or in conjunction with increased revenues, if any, will be sufficient to generate operating profits in fiscal 1998 and beyond.

Liquidity and Bank Relationships

     The Company used net cash in operations of approximately $(11.0) million and derived net cash from operations of approximately $10.8 million for the nine months of fiscal 1997 and 1998, respectively. An income tax refund of approximately $54 million relating to the carryback of the Company's loss for fiscal 1996 was included in the net cash derived from operating activities during the nine months of fiscal 1997. Prior to the fiscal 1998 period, without giving effect to the tax refund during the same period of fiscal 1997, the Company had experienced negative cash flow from operations in recent periods primarily due to its net losses, which were primarily attributable to the effects on the Company of the industry transition from 16-bit to 32- and 64-bit Entertainment Platforms and related Software.

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

     As of May 31, 1998, the Company did not meet certain financial covenants under its revolving credit facility; the resulting events of default have been waived by the lender. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." There can be no assurance that additional covenant defaults, or a payment default, will not occur in the future. The Company's ability to meet its financial covenants and its payment obligations can be affected by factors beyond its control. There can be no assurance that the Company will be able to obtain waivers of any future default or that the lenders will not exercise their remedies. In such event, the Company's operations would be materially adversely affected. See "--Going Concern Considerations."

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

     The Company believes that, based upon current levels of operations, it should be able to meet its interest obligations on the Notes, and its interest and principal obligations under its bank agreements, when due. However, if the Company cannot generate sufficient cash flow from operations to meet its debt obligations when due, the Company might be required to restructure or refinance its indebtedness. There can be no assurance that any such restructuring or refinancing will be effected on satisfactory terms or will be permitted by the terms of the indenture (the "Indenture") governing the Notes, or the

Company's existing indebtedness. There can be no assurance that the Company's operating cash flows will be sufficient to meet its debt service requirements or to repay the Notes at maturity or that the Company will be able to refinance the Notes or other indebtedness at maturity. See "--Prior Rights of Creditors" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Prior Rights of Creditors

     The Company has outstanding long-term debt (including current portions) of $52.8 million at May 31, 1998. See Note 4 of Notes to Consolidated Financial Statements. The Company's failure to make payments of interest or principal on such indebtedness when due may result in defaults under its agreements with respect to such indebtedness and under the Indenture. Certain of such indebtedness is secured by liens on substantially all of the assets of the Company.

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

Going Concern Considerations

     The Company's working capital declined from $(10.0) million at August 31, 1996 to $(64.2) million at August 31, 1997 and $(31.5) million at May 31, 1998 and the Company's stockholders' equity declined from $93.6 million at August 31, 1996 to deficits of $(59.0) million at August 31, 1997 and $(35.2) million at May 31, 1998. The report of KPMG Peat Marwick LLP, independent auditors for the Company, for fiscal 1997 includes an explanatory paragraph relating to substantial doubt as to the ability of the Company to continue as a going concern. A "going concern" explanatory paragraph could have a material adverse effect on the terms of any bank financing or capital the Company may seek. See Note 2 of Notes to Consolidated Financial Statements.

Litigation

     In conjunction with certain claims and litigations for which the settlement obligation was probable and estimable, the Company recorded a charge of $23.6 million in the year ended August 31, 1997. No assurance can be given that the Company will not be required to record additional material charges in future periods in conjunction with the litigations to which the Company is a party. Additional charges to earnings, if any, arising from an adverse result in such litigations or an inadequacy in the charge recorded in fiscal 1997 could have a material adverse effect on the financial condition and results of operations of the Company. A portion of any settlement or judgment in one or more of the litigations to which the Company is a party may be covered by the Company's insurance. See Note 6 of Notes to Consolidated Financial Statements and "Legal Proceedings."

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

     Substantially all of the Company's revenues in fiscal 1997 and in the first nine months of fiscal 1998 were derived from the sale of titles designed to be played on the N64, PlayStation, Sega Saturn and various Multimedia PCs. At any given time, the Company has expended significant development and marketing resources on product development for platforms (such as the 16-bit SNES and Sega Genesis platforms) that could have shorter life cycles than the Company expected, as in fiscal 1996, or on Software titles designed for new platforms that have not yet achieved large installed bases. If the Company does not accurately predict the success, size of the installed base and life cycle of existing or future hardware platforms due to, among other things, the long Software development lead times involved, it could be in the position, as it was in fiscal 1996 and 1997, of marketing Software for (i) new hardware platforms that have not yet achieved significant market penetration and/or (ii) hardware platforms that have become or are becoming obsolete due to the introduction or success of new hardware platforms. There can be no assurance that the Company will be able to predict accurately such matters, and its failure to do so would have a material adverse effect on the Company.

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

     The Company's results of operations and cash flows were materially adversely affected during the fiscal years ended August 31, 1996 and 1997 by the material decline in sales of the Company's 16-bit Software and the transition to the new hardware platforms described herein. The Company is currently developing Software for the Nintendo N64, the Sony PlayStation and Multimedia PCs. There are a significant number of Software titles for the Entertainment Platform market competing for limited shelf space. In addition, the 32- and 64-bit Entertainment Platforms have not yet achieved market penetration similar to that of the 16-bit Entertainment Platforms (Nintendo SNES and Sega Genesis); accordingly, the number of units of each Software title sold for these newer Entertainment Platforms is significantly less than the number of units of a title generally sold during 1993, 1994 and 1995 for the 16-bit Entertainment Platforms. Based on publicly available information and its own estimates, the Company believes that the installed base of 32- and 64-bit Entertainment Platforms in the United States was between approximately 6 and 7 million units and between approximately 17 and 18 million units at the end of calendar 1996 and 1997, respectively. Although the Company anticipates that such installed base will continue to grow in calendar 1998 and that the Company's revenues in fiscal 1998 from sales of Software therefor will be higher than in fiscal 1997, the Company's revenues from sales of Software for the new Entertainment Platforms in fiscal 1998 will not be comparable to its revenues from sales of 16-bit Software in fiscal 1994 or 1995. No assurance can be given that the installed base of any of the new Entertainment Platforms will grow substantially or that any of them will achieve market penetration similar to that achieved by the Nintendo SNES and Sega Genesis Entertainment Platforms.

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

     The interactive entertainment industry is highly seasonal. Typically, net revenues are highest during the last calendar quarter (which includes the holiday buying season), decline in the first calendar quarter, are lower in the second calendar quarter and increase in the third calendar quarter. The seasonal pattern is due primarily to the increased demand for Software during the year-end holiday buying season. The Company's earnings, however, vary significantly and are largely dependent on releases of major new titles and, as such, may not necessarily reflect the seasonal patterns of the industry as a whole. The Company expects that its operating results will continue to fluctuate significantly in the future.

Dependence on Entertainment Platform Manufacturers; Need for License Renewals

     In the nine months ended May 31, 1997 and 1998, the Company derived 39% and 65% of its gross revenues, respectively, from sales of Nintendo-compatible Software, 28% and 23% of its gross revenues, respectively, from sales of Software for the Sony PlayStation and 13% and less than 1% of its gross revenues, respectively, from sales of Sega-compatible Software. In the three months ended May 31, 1997 and 1998, the Company derived 60% and 52% of its gross revenues, respectively, from sales of Nintendo-compatible Software,16% and 30% of its gross revenues, respectively, from sales of Software for the Sony PlayStation and 4% and less than 1% of its gross revenues, respectively, from sales of Sega-compatible Software. Accordingly, the Company is substantially dependent on Nintendo, Sony and Sega as the sole manufacturers of the Entertainment Platforms marketed by them and as the sole licensors of the proprietary information and technology needed to develop Software for those Entertainment Platforms. The Entertainment Platform manufacturers have in the past and may in the future limit the number of titles that the Company can release in any year, which may limit any future growth in sales.

     The Company has historically been able to renew and/or negotiate extensions of its Software license agreements with Entertainment Platform developers. However, there can be no assurance that, at the end of their current terms, the Company will continue to be able to do so or that the Company will be successful in negotiating definitive license agreements with developers of new hardware platforms. The Company has executed license agreements with Sony with respect to the PlayStation platform in North America, Japan, Asia and Europe and with Nintendo with respect to the N64 platform in North and South America and Japan. The Company also develops and markets N64 Software in Europe under an agreement with Nintendo. Currently, the Company and Sega are operating in the ordinary course under the terms of an agreement that expired in December 1995 and, with respect to the Saturn platform, under an oral agreement and other arrangements. The inability to negotiate agreements with developers of new Entertainment Platforms or the termination of all of the Company's license agreements or other arrangements will, and the termination of any one of the Company's license agreements or other arrangements could, have a material adverse effect on the Company's financial position and results of operations.

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

Reliance on 'Hit' Titles

     The market for Software is 'hits' driven and, accordingly, the Company's future success is dependent in large part on its ability to develop and market 'hit' titles for hardware platforms with significant installed bases. During the quarter ended May 31, 1998, sales of the Company's top two titles accounted for approximately 64% of the Company's gross sales for that period. There can be no assurance that the Company will be able to publish 'hit' titles for hardware platforms with significant installed bases and, if it is unable to do so for any reason, its financial condition, results of operations and profitability could be materially adversely affected, as they were in fiscal 1996 and 1997.

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

     Among the more significant of such estimates are allowances for estimated returns, price concessions and other discounts. At the time of shipment, the Company establishes reserves in respect of such estimates taking into account the potential for product returns and other discounts based on historical return rates, seasonality, retail inventories and other factors. In fiscal 1996, price protection, returns and exchanges were materially higher than the Company's reserves therefor, as a result of which the Company's results of operations and liquidity in fiscal 1996 were materially adversely affected. The Company believes that, at May 31, 1998, it has established adequate reserves for future price protection, returns, exchanges and other concessions but there can be no assurance that the Company's reserves therefor will not be exceeded, which event would have a material adverse effect on the Company's financial condition and results of operations.

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

     The Company relies primarily on a combination of copyrights, trade secret laws, patent and trademark laws, nondisclosure agreements and other copy protection methods to protect its product and proprietary rights. It is the Company's policy that all employees and third-party developers sign nondisclosure agreements. There can be no assurance that these measures will be sufficient to protect the Company's intellectual property rights against infringement. The Company has 'shrinkwrap' license agreements with the end users of its Multimedia PC titles, but the Company relies on the copyright laws to prevent unauthorized distribution of its other Software. Existing copyright laws afford only limited protection. However, notwithstanding the Company's rights to its Software, it may be possible for third parties to copy illegally the Company's products or to reverse engineer or otherwise obtain and use information that the Company regards as proprietary. Illegal copying occurs within the Software industry, and if a significant amount of illegal copying of the Company's published products or products distributed by it were to occur, the Company's business, operating results and financial condition could be materially adversely affected. Policing illegal use of the Company's Software is difficult, and Software piracy can be expected to be a persistent problem. Further, the laws of certain countries in which the Company's products are or may be distributed do not protect the Company and its intellectual property rights to the same extent as the laws of the United States.

     The Company believes that its Software, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. However, as the number of products in the industry increases, the Company believes that claims and lawsuits with respect to Software infringement will increase. From time to time, third parties have asserted that features or content of certain of the Company's products may infringe upon intellectual property rights of such parties, and the Company has asserted that third parties have likewise infringed the Company's proprietary rights; certain of these claims have resulted in litigation by and against the Company. To date, no such claims have had an adverse effect on the Company's ability to develop, market or sell its products. There can be no assurance that existing or future infringement claims by or against the Company will not result in costly litigation or require the Company to license the intellectual property rights of third parties. See "Legal Proceedings."

     The owners of intellectual property licensed by the Company generally reserve the right to protect such intellectual property against infringement.

International Sales

     International sales represented approximately 54% and 42% of the Company's net revenues for the three months ended May 31, 1997 and 1998, respectively, and approximately 50% and 43% of the Company's net revenues for the nine months ended May 31, 1997 and 1998, respectively. The Company expects that international sales will continue to account for a significant portion of its net revenues in future periods. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other economic barriers, fluctuating exchange rates, difficulties in staffing and managing foreign operations and the possibility of difficulty in accounts receivable collection. Because the Company believes exposure to foreign currency losses is not currently material, the Company currently has no formal financial instruments in place as a hedge against foreign currency risks. In some markets, localization of the Company's products is essential to achieve market penetration. The Company may incur incremental costs and experience delays in localizing its products. These or other factors could have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, operating results and financial condition.

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

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     The Company and certain of its current and former directors and/or executive officers were sued in various complaints filed in December 1995, which were consolidated into an action entitled In re: Acclaim Ent. Shareholder Litigation, 95 Civ. 4979, (E.D.N.Y.) (TCP) in the United States District Court in the Eastern District of New York. The plaintiffs, on behalf of a class of the Company's stockholders, claimed unspecified damages arising from the Company's December 4, 1995 announcement that it was revising results for the fiscal year ended August 31, 1995 to reflect a decision to defer $18 million of revenues and $10.5 million of net income previously reported on October 17, 1995 for the fiscal year ended August 31, 1995. The parties executed a settlement agreement, which was approved by the court, and the action was dismissed. The Company is required to deliver the settlement amount, which consists of convertible securities, after the plaintiffs' lawyers have delivered an allocation schedule to the Company.

     By summons and complaint dated December 11, 1995, certain of the Company's current and former directors and/or executive officers were named as defendants, and the Company was named as a nominal defendant, in a shareholder derivative action entitled Eugene Block v. Gregory E. Fischbach, James Scoroposki, Robert Holmes, Bernard J. Fischbach, Michael Tannen, Robert H. Groman and James Scibelli, defendants, and Acclaim Entertainment, Inc., Nominal Defendant (CV 95-036316) (Supreme Court of the State of New York, County of Nassau) (the 'Derivative Action'). The Derivative Action was brought on behalf of the Company (as nominal defendant), alleging that the individual defendants violated their fiduciary duties to the Company in connection with the Company's revision of its revenues for the fiscal year ended August 31, 1995. Plaintiff alleged that the individual defendants (1) breached their duty of care and candor, (2) caused the Company to waste corporate assets, and (3) breached their duty of good faith, and, accordingly, sought unspecified damages. The parties executed a settlement agreement, which was approved by the court, and the action was dismissed. The Company is required to institute certain corporate procedures in accordance with the terms of the settlement agreement, and has commenced the process therefor.

     The Company's subsidiary, Lazer-Tron, was sued in an action entitled Eric Goldstein, on behalf of himself and all others similarly situated, v. Lazer-Tron Corporation, Norman B. Petermeier, Matthew F. Kelly, Bryan M. Kelly, Morton Grosser, Bob K. Pryt and Roger V. Smith (V-009846-7) in the Superior Court of the State of California, County of Alameda, Eastern Division. The plaintiffs alleged, among other things, breach of fiduciary duty, abuse of control, negligence and negligent misrepresentation. In addition, certain former directors and officers of Lazer-Tron were named as defendants in an action entitled Adrienne Campbell, individually and on behalf of all others similarly situated, v. Norman B. Petermeier, Matthew F. Kelly, Bryan M. Kelly, Morton Grosser, Bob K. Pryt, Roger V. Smith and Does 1 through 50, inclusive, Civil No. 760717-4, in the Superior Court of the State of California, County of Alameda. The plaintiffs, on behalf of a class of Lazer-Tron's shareholders, claimed damages based on allegations that, as a result of lack of due diligence by the named defendants in fully investigating the proposed acquisition by the Company of Lazer-Tron, the defendants breached their fiduciary duties to Lazer-Tron's shareholders. These two actions were consolidated (as so consolidated, the "Lazer-Tron State Actions").

     The Company and certain of its current and former directors and/or executive officers also were defendants in an action entitled Adrienne Campbell and Donna Sizemore, individually and on behalf of all others similarly situated,
v. Acclaim Entertainment, Inc., Anthony R. Williams, James Scoroposki, and Robert Holmes (the "Campbell Action"), C-95-04395 (EFL), which was commenced in the United States District Court for the Northern District of California. In that action, plaintiffs, two former shareholders of Lazer-Tron, filed a class action complaint on December 8, 1995 on behalf of all former Lazer-Tron shareholders who exchanged their Lazer-Tron stock for Common Stock pursuant to the August 31, 1995 merger transaction. Plaintiffs alleged violations of Sections 10(b), 14(a) and 14(e) of the Securities

Exchange Act of 1934, Sections 11 and 12(2) of the Securities Act of 1933, fraud and breach of fiduciary duty. On October 8, 1996, the Judicial Panel on Multidistrict Litigation ordered the transfer of the Campbell Action from the Northern District of California to the United States District Court for the Eastern District of New York for coordinated or consolidated pretrial proceedings with the action entitled In re Acclaim Ent. Shareholder Litigation discussed above.

     The parties to the Lazer-Tron State Actions and the Campbell Action entered into a settlement agreement. The settlement was approved by the Superior Court of the State of California, which also dismissed the Lazer-Tron State Actions. The Eastern District of New York dismissed the Campbell Action. The Company is required to deliver the settlement amount, which consists of convertible securities, after the plaintiffs' lawyers have delivered an allocation schedule to the Company.

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

     In conjunction with claims arising from certain of the Company's acquisitions and then pending litigations and claims for which the settlement obligation was probable and estimable, the Company recorded a charge of $23.6 million during the year ended August 31, 1997. If the settlement terms of such litigations and claims are not documented or approved as currently anticipated, the Company may be required to record additional charges in future periods. See
Note 6 of Notes to Consolidated Financial Statements.

     A portion of any settlement or award arising from or out of one or more of the above litigations may be covered by the Company's insurance.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In May 1998, the Company issued 15,000 shares of Common Stock to an employee pursuant to a restricted stock purchase agreement for an aggregate consideration of $300. The shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. No underwriter was involved in such issuance.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
       None

(b)  Reports on Form 8-K
       None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ACCLAIM ENTERTAINMENT, INC.



By:  Gregory Fischbach                                        June 30, 1998
     -----------------
     Gregory Fischbach
     Co-Chairman of the Board;
     Chief Executive Officer;
     President; Director




By:  James Scoroposki                                         June 30, 1998
     ----------------
     James Scoroposki
     Co-Chairman of the Board;
     Executive Vice President;
     Treasurer; Secretary;
     Director; and Acting
     Chief Financial and
     Accounting Officer