Form 10-Q/A
period 1998-02-28
ACCLAIM ENTERTAINMENT INC
filed 1998-08-27
CIK 804888

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________

                         Commission file number 0-16986

                           ACCLAIM ENTERTAINMENT, INC.
                           --------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                         38-2698904
--------                                                         ----------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

                  ONE ACCLAIM PLAZA, GLEN COVE, NEW YORK 11542
                  --------------------------------------------
                    (Address of Principal Executive Offices)

                                 (516) 656-5000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes X        No
            ----         -----

As of April 3, 1998, approximately 50,525,000 shares of Common Stock of the Registrant were issued and outstanding.

The registrant hereby amends Item 6, Exhibits and Reports on Form 8-K of its Quarterly Report on Form 10-Q for the quarterly period ended February 28, 1998, as set forth below:

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

1. Confidential License Agreement, effective as of February 20, 1997, between Nintendo of America, Acclaim Entertainment, Inc. and Acclaim Entertainment Ltd.+

+ Confidential treatment has been requested for certain portions of this exhibit, which have been omitted herefrom and have been separately filed with the Securities and Exchange Commission.

(b)  Reports on Form 8-K

          None.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 25th day of August, 1998.

ACCLAIM ENTERTAINMENT, INC.

By     /s/ Gregory E. Fischbach
  -----------------------------------------
         Gregory E. Fischbach
         Co-Chairman of the Board;
         Chief Executive Officer;
         President; Director