Form 10-K
period 1998-08-31
ACCLAIM ENTERTAINMENT INC
filed 1998-11-06
CIK 804888

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

           FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended August 31, 1998
                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

  For the transition period from _____to_____

                        Commission File Number 0-16986

                          ACCLAIM ENTERTAINMENT, INC.
          (Exact name of the registrant as specified in its charter)

           Delaware                             38-2698904
     (State or other jurisdiction of      (I.R.S. Employer Identification
      incorporation or organization)       No.)

                 One Acclaim Plaza, Glen Cove, New York 11542
                   (Address of principal executive offices)

                                (516) 656-5000
                        (Registrant's telephone number)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

  As at November 4, 1998, approximately 51,919,000 shares of Common Stock of the Registrant were issued and outstanding and the aggregate market value of voting common stock held by non-affiliates was approximately $367,000,000.

  The Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Form 10-K.

                          ACCLAIM ENTERTAINMENT, INC.
                INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                    THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED AUGUST 31, 1998

                              ITEMS IN FORM 10-K


  PART I                                                                                                    Page
                                                                                                            ----
  Item 1.         Business                                                                                   1
  Item 2.         Properties                                                                                20
  Item 3.         Legal Proceedings                                                                         21
  Item 4          Submission of Matters to a Vote of Security Holders                                       23

  PART II
  Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters                     24
  Item 6.         Selected Financial Data                                                                   25
  Item 7.         Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                                26
  Item 7A.        Quantitative and Qualitative Disclosures About Market Risk                                35
  Item 8.         Financial Statements and Supplementary Data                                               36
  Item 9.         Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                                      61

  PART III
  Item 10.        Directors and Executive Officers of the Registrant                                        61
  Item 11.        Executive Compensation                                                                    61
  Item 12.        Security Ownership of Certain Beneficial Owners and Management                            61
  Item 13.        Certain Relationships and Related Transactions                                            61

  PART IV
  Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K                           62

  Signatures                                                                                                64

                                    PART I

     THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 1 ("BUSINESS") AND ITEM 7 ("MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"), CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS "BELIEVE," "ANTICIPATE," "THINK," "INTEND," "PLAN," "WILL BE" AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REGARDING FUTURE EVENTS AND/OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "FACTORS AFFECTING FUTURE PERFORMANCE" BELOW AT PAGES 11 TO 19, WHICH COULD CAUSE ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. IN LIGHT OF THE SIGNIFICANT RISKS AND UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH STATEMENTS SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

ITEM 1. BUSINESS

INTRODUCTION

     Acclaim Entertainment, Inc. ("Acclaim"), together with its subsidiaries (Acclaim and its subsidiaries are collectively referred to as the "Company"), is a worldwide developer, publisher and mass marketer of interactive entertainment software ("Software") for use with dedicated interactive entertainment hardware platforms ("Entertainment Platforms") and multimedia personal computer systems ("PC"s). The Company owns and operates four Software development studios located in the United States and the United Kingdom (the "Studios"), and publishes and distributes its Software directly in North America, the United Kingdom, Germany and France. The Company's operating strategy is to develop and maintain a core of key brands and franchises (e.g., Turok, NFL Quarterback Club and All Star Baseball) to support the various Entertainment Platforms and PCs that dominate the interactive entertainment market at a given time or which the Company perceives as having the potential for achieving mass market acceptance.

     The Company also engages, to a lesser extent, in the distribution of Software developed by third- party Software publishers ("Affiliated Labels") and the development and publication of comic book magazines and strategy guides relating to the Company's Software.

     Acclaim was founded in 1987 and is incorporated in the state of Delaware.

     Substantially all of the Company's revenues are derived from one industry segment: the publication of Software. For information about the Company's foreign and domestic operations and export sales, see Note 16 of Notes to Consolidated Financial Statements.

INTERACTIVE ENTERTAINMENT INDUSTRY OVERVIEW

     The Software industry is driven by the size of the installed base of Entertainment Platforms (such as those manufactured by Nintendo Co., Ltd. (Japan) (Nintendo Co., Ltd. and its subsidiary, Nintendo of America, Inc., are collectively referred to as "Nintendo"), Sony Corporation (Sony Corporation and its affiliate, Sony Computer Entertainment America, are collectively referred to as "Sony") and Sega Enterprises Ltd. ("Sega")) and PCs dedicated for home use.

     The industry is characterized by rapid technological change, as evidenced by the successive introductions of hardware systems from Nintendo, Sega and Sony (e.g., the 8-bit cartridge system from Nintendo in 1985; 16-bit cartridge systems from Sega and Nintendo in 1990 and 1991, respectively; 32-bit compact disk ("CD") systems from Sega and Sony in 1995; the 64-bit cartridge system from Nintendo in

1996; and the planned introduction by Sega in the fall of 1998 of Dreamcast ("Dreamcast"), a new 64-bit CD system, in Japan). These successive introductions have resulted in Entertainment Platform and related Software product cycles. To date, no single Entertainment Platform or system has achieved long-term dominance in the interactive entertainment market.

     The rapid technological advances in Entertainment Platforms have significantly changed the look and feel of Software as well as the Software development process. According to Company estimates, the average development time for a title is between 12 and 24 months and the average development cost for a title is between $1 and $2 million.

     The competition for shelf space in the Company's primary retail outlets is intense because of the number of titles available in the market. Retailers prefer to deal with companies that have track records of producing successful titles, have a broad product line, support the introduction of their titles with effective marketing campaigns, and have a long history with the retailer.

     The following tables set forth the Company's estimates, based on information received from hardware manufacturers, retailers and industry analysts, in respect of (1) the cumulative installed base (in units (in millions)) of the identified Entertainment Platforms and (2) related Software sales, in the territories and periods indicated:

                                   Hardware

                                              96         97     98 Estimated
                                              --         --     ------------
North America       PlayStation               2.2        7.7       15.2
       Europe       PlayStation               1.6        6.5       14.0
        Japan       PlayStation               3.2        8.6       12.6
North America       N64                       1.8        6.8       11.3
       Europe       N64                       0.0        2.6        4.5
        Japan       N64                       1.9        3.1        3.6



                                 Software


                                              96         97     98 Estimated
                                              --         --     ------------
North America       PlayStation              10.5       28.0       65.0
       Europe       PlayStation               8.8       18.0       44.0
        Japan       PlayStation              26.0       53.6       60.0
North America       N64                       3.2       18.0       30.0
       Europe       N64                       0.0        5.5       10.0
        Japan       N64                       5.0        7.5        5.0

SOFTWARE DEVELOPMENT

     The Company owns and operates four Studios, located in the United States and the United Kingdom, and motion capture studios in the United States and the United Kingdom. The Company invests in the creation and development of programming tools and engines that are used in the design and development of its Software. The Company believes that these tools and engines give it a competitive advantage in the creation of state-of-the-art Software.

     Prior to the Company's acquisition in 1995 of the Studios, the Company relied exclusively on independent studios for the development of its Software. Since such time, the Company has developed an increasing percentage of its Software in the Studios. Approximately 68% of the Company's gross revenues in fiscal 1998 were derived from Software developed in the Studios. The Company anticipates that it will continue to rely substantially on the Studios for the development of its Software. The Company believes that internal Software development allows it to control the creative process, product quality, timing of release and cost of Software.

     The Company has recently consolidated the management and organizational structure of the Studios in order to coordinate their development efforts, enable them to maximize the use of their proprietary tools and engines and reduce their operating expenses. Currently, approximately two-thirds of the Company's employees are involved in its Studio operations.

     The Company's Software development strategy is driven by (1) the hardware platforms that are marketed and/or are anticipated to be marketed from time to time, (2) the time and cost of Software development for each platform, (3) the cost of manufacturing Software for a particular platform and (4) the attendant gross margins for the Software. The development time for the Company's Software for both Entertainment Platforms and PCs is currently between 12 and 24 months. The cost of manufacturing cartridge Software is significantly higher than CD Software. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company develops and sells Software for a variety of Entertainment Platforms and PCs. Currently, the Company's Software development efforts are focused on the N64, PlayStation, Dreamcast and PCs. The Company's product development methods and organization are modeled on those used in the Software industry. Product managers ("PM"s) employed by the Company oversee and are responsible for development of the Company's Software in the Studios. The PMs direct teams of individuals who are responsible for the creation of the Company's Software (i.e. the programming, graphics, animation, sound and game play of each title). "Producers" are hired by the Company to manage Software developed outside the Studios. They manage and monitor the delivery schedule and budget for the title, ensure that the title follows the approved product specifications, act as facilitators with licensors whose trademarks or brands may be incorporated in the title, if necessary, and coordinate testing and final approval of the title.

     The Company constantly seeks new sources of brands from which to develop Software and has historically obtained such rights from a variety of sources in the comic book publishing (e.g., Shadowman and Turok: Dinosaur Hunter), sports (e.g., NFL Quarterback Club and NBA Jam), arcade (e.g., NBA Jam Extreme), film (e.g., Batman and Robin), television (e.g., South Park) and other areas of the entertainment industry. Certain of the contractual agreements granting the Company rights to use such brands are restricted to individual properties, and certain agreements cover a series of properties or grant rights to create Software based on or featuring particular brands over a period of time. No assurance can be given that the Company will continue to be able to source brands or that it will be able to market successfully Software based on such brands. See " -Intellectual Property Licenses" below.

     The Company checks Software developed both by its Studios and third-party developers prior to manufacture for defects ("bugs"). The Software developed for the Entertainment Platforms are also tested by the hardware manufacturers for bugs. The Company's Software for PCs is tested for bugs both internally and by independent testing organizations. To date, the Company has not had to recall any Software due to bugs.

PRODUCTS

     The Company's operating strategy is to develop and maintain a core of key brands and franchises to support the various Entertainment Platforms and PCs that dominate the interactive entertainment market at a given time or which the Company perceives as having the potential for achieving mass market acceptance. The Company supports this strategy through the regularly scheduled introduction of new titles featuring those brands and franchises.

     The Company intends to develop one or more additional key brands or franchises each year based on licensed or original properties which may then be featured on an annual basis in successive titles. The Company emphasizes sports simulation and arcade-style Software for Entertainment Platforms, and fantasy/role playing, real-time simulation, adventure and sports simulation Software for PCs.

     The life cycle of a title may range from less than three months to upwards of 12 months. The life cycle of a title is dependent on its initial success. Although actual results vary greatly from title to title, the retail sell-through of a title is generally highest during the 90 to 120 days immediately after its introduction.

     In fiscal 1998, the Company released eight N64 titles, 11 PlayStation titles and six PC titles.

     In fiscal 1999, the Company currently plans to release between 10 and 13 titles for the N64, between eight and 10 titles for the PlayStation, between 10 and 12 titles for PCs and between eight and 10 titles for Nintendo's Game Boy portable platform. Included in these are sequels to Turok: Dinosaur Hunter, NFL Quarterback Club, WWF, All Star Baseball, NHL Breakaway and Extreme G. See "Factors Affecting Future Performance - Reliance on "Hit" Titles."

PLATFORM LICENSE AGREEMENTS

     The Company has various license agreements with Nintendo (collectively, the "Nintendo License Agreements") pursuant to which it has the non-exclusive right to utilize the "Nintendo" name and its proprietary information and technology in order to develop and market Software titles for various Nintendo platforms, including N64, in various territories throughout the world. The Nintendo License Agreements for the N64 platform expire at various times through 2001.

     The Company is party to agreements with Sony (the "Sony Agreements"), pursuant to which the Company has a non-exclusive license to develop and distribute Software for the PlayStation in North America, Japan and Europe. The Sony Agreements expire in December 1998. The Company is currently negotiating the terms of a new four-year agreement with Sony for North America. No assurance can be given that the Company will be successful in negotiating the new agreement with Sony or that the Company will be successful in negotiating new agreements with Sony for other territories.

     In April 1992, the Company entered into an agreement with Sega (the "Sega Agreement") and has certain other arrangements, pursuant to which the Company received the non-exclusive right to utilize the "Sega" name and its proprietary information and technology in order to develop and distribute Software titles for use with various Sega platforms. The Sega Agreement, as amended, expired in December 1995. Since such time, the Company and Sega have operated in the ordinary course under the terms of the expired Sega Agreement, an oral agreement and other arrangements. In fiscal 1998, the Company derived less than one percent of its gross revenues from sales of Sega-compatible Software. The Company does not plan to release any titles for Sega's 32-bit platform in fiscal 1999. Sega has announced the introduction of Dreamcast in Japan in the fall of 1998. The Company is currently negotiating the terms of a license agreement with Sega in respect of the Dreamcast platform for North America. No assurance can be given that the Company will be successful in negotiating a new agreement with Sega in respect of Dreamcast or any other Sega platform.

     The Company pays Nintendo a fixed amount per unit, based in part, on memory capacity and chip configuration. Such amount may include the cost of manufacturing, printing and packaging of the unit, as well as a royalty for the use of Nintendo's name, proprietary information and technology. All such fees and charges are subject to adjustment by Nintendo at its discretion. The Company pays Sony a royalty fee and the cost of manufacturing each unit manufactured by Sony for the Company; this payment is made upon manufacture of the units. Historically, the Company manufactured (through subcontractors) substantially all of its Sega titles for worldwide distribution and paid Sega a royalty for each unit so manufactured and sold; this payment was made upon sale of the units by the Company. Although no assurance can be given thereof, the Company anticipates that any license it receives from Sega in respect of Dreamcast will include a right to manufacture Software developed by the Company for that platform. See "-- Production, Sales and Distribution." The Company does not have the right to manufacture any Software for the PlayStation or N64 platforms. See "Factors Affecting Future Performance - Dependence on Entertainment Platform Manufacturers; Need for License Renewals."

     Nintendo, Sony and Sega have the right to review and evaluate, under standards established by them, the content and playability of each title and the right to inspect and evaluate all art work, packaging and promotional materials used by the Company in connection with the Software. To date, all of the Company's titles have been approved for publication by the respective hardware manufacturers. The Company is responsible for resolving at its own expense any warranty or repair claims brought with respect to the Software. To date, the Company has not experienced any material warranty claims.

     Under each of its platform license agreements, the Company bears the risk that the information and technology licensed from Nintendo, Sony or Sega and incorporated in the Software may infringe the rights of third parties. Further, the Company must indemnify Nintendo, Sony or Sega with respect to, among other things, any claims for copyright or trademark infringement brought against Nintendo, Sony or Sega and arising from the development and distribution of the game programs incorporated in the Software by the Company. To date, the Company has not received any material claims of infringement; no assurance can be given that the Company will not receive such claims in the future. See " - Patent, Trademark, Copyright and Product Protection."

MARKETING AND ADVERTISING

     The Company actively markets its current releases, while simultaneously supporting its back catalogue with pricing and sales incentives.

     The target consumers for the Company's titles for Entertainment Platforms are primarily males aged 12 to 24 and, for PCs, are primarily males aged 15 to
34. In developing a marketing strategy for a title, the Company seeks story concepts and brands or franchises that it believes will appeal to the imagination of its target consumer. The Company creates marketing campaigns consistent with the target consumer for each title. The Company markets its Software through public relations; its Internet site (www.acclaim.net); television, radio, print and Internet advertising; product sampling through demonstration Software distributed on the Internet; consumer contests and promotions; publicity activities; and trade shows. In addition, the Company enters into cooperative advertising arrangements with certain of its customers, pursuant to which the Company's Software is featured in the retail customer's own advertisements to its customers. Dealer displays and in-store merchandising are also used to increase consumer awareness of the Company's Software.

     The Company's ability to promote and market its Software is important to its success. The Company's operating strategy is to develop and maintain a core of key brands and franchises to support the various Entertainment Platforms and PCs that dominate the interactive entertainment market at a given time or which the Company perceives as having the potential for achieving mass market acceptance. The Company intends to develop one or more key brands or franchises each year based on its original properties, which may then be featured on an annual basis in sequels. Key examples of this strategy are Turok, Quarterback Club, All Star Baseball and NHL Breakaway. By creating key brands and franchises, the Company is able to take advantage of cross-merchandising opportunities, to maximize its investment in tools and engines that were created for the original title and to capitalize on the name recognition of the brand or franchise in subsequent releases.

PRODUCTION, SALES AND DISTRIBUTION

     Pursuant to the Nintendo License Agreements, Nintendo manufactures Software developed by the Company for the Nintendo platforms. Nintendo requires the Company to open a letter of credit simultaneously with placing a purchase order. Goods are delivered 30 to 50 days thereafter.

     Pursuant to the Sony Agreements, Sony manufactures Software developed by the Company for the Sony platforms. Initial orders for a title are delivered within 10 to 21 days after the placement of a purchase order. Reorders generally take 10 to 14 days. See "Factors Affecting Future Performance - Dependence on Entertainment Platform Manufacturers; Need for License Renewals."

     The Company manufactures (through subcontractors) all of its Software for PCs and historically has manufactured substantially all of its Sega Software. The cost of Sega Software when manufactured by the Company, together with the royalties payable to Sega for such manufacturing, was slightly lower than the cost of the Company's Software when manufactured by Sega. Orders for PC and Sega Software manufactured by the Company (through subcontractors) are generally filled within 20 to 30 days of the placement of the order. Reorders for such Software are generally filled within 10 days.

     The Company believes that the most efficient way to distribute its Software is by tailoring its distribution method to each geographic market.

     In North America, the Company's Software is sold by regional sales representative organizations which receive commissions based on the net sales of each product sold. The Company maintains an in-house sales management team to supervise the sales representatives. The sales representatives also act as sales representatives for certain of the Company's competitors. One of the sales representative organizations marketing the Company's Software is owned by James Scoroposki, an officer, director and stockholder of the Company. See "Certain Relationships and Related Transactions."

     The Company sells its Software domestically primarily to mass merchants, large retail toy store chains, department stores and specialty stores. The Company's key domestic retail customers include Toys R Us, Walmart, Best Buy and Target. No single customer accounted for more than 10% of the Company's net revenues for the year ended August 31, 1996. Sales to Toys R Us accounted for approximately 12% and 15% of the Company's net revenues for the years ended August 31, 1997 and 1998, respectively. The Company's customers are not obligated to purchase the Company's Software. The loss of any important customer could have a material adverse effect on the Company.

     To maximize revenues and profits, the Company distributes directly (through subsidiaries) in the United Kingdom, Germany and France. The sales, marketing, and distribution activities of Acclaim's European subsidiaries are administered through a central management division, Acclaim Europe, based in London. For sales in other markets, the Company appoints regional distributors.

     The Company is generally not contractually obligated to accept returns, except for defective product. However, in order to maintain retail relationships, the Company may permit its customers to return or exchange product and may provide price protection or other concessions on products unsold by a customer. As the Entertainment Platforms market matures and as more titles become available, the risk of product returns and price concessions increases. The Company establishes reserves for such concessions; however, concessions materially exceeded reserves therefor in fiscal 1996 and no assurance can be given that such concessions will not exceed the reserves established therefor in a future period. See "Factors Affecting Future Performance - Inventory Management; Risk of Product Returns" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's warranty policy is to provide the original purchaser with replacement or repair of defective Software for a period of 90 days after sale. To date, the Company has not experienced significant warranty claims.

INTELLECTUAL PROPERTY LICENSES

     Certain of the Company's titles relate to or are based on brands or franchises licensed from third parties, such as the National Basketball Association ("NBA") and the National Football League ("NFL") and their respective players' associations. Typically, the Company is obligated to make certain minimum guaranteed royalty payments over the term of the license and to advance payments against such guarantees, which payments can be recouped by the Company against certain royalty payments otherwise due in respect of future sales. License agreements generally extend for a term of two to three years, are terminable in the event of material breach (including failure to pay any amounts owing by the Company to the licensor in a timely manner) by, or bankruptcy or insolvency of, the Company and certain other events, and, in some cases, are renewable upon payment of certain minimum guarantees or the attainment of specified sales levels during the term of the license. Certain licenses are limited to specific territories or platforms. Each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with other products and, in some cases, Software for other Entertainment Platforms. See "Factors Affecting Future Performance - Intellectual Property Licenses and Proprietary Rights."

PATENT, TRADEMARK, COPYRIGHT AND PRODUCT PROTECTION

     Each of Nintendo, Sony and Sega incorporates a security device in the Software and their respective hardware systems in order to prevent unlicensed Software from infringing Nintendo's, Sony's or Sega's proprietary rights, as the case may be, by manufacturing Software compatible with their hardware. Under its various license agreements with Nintendo, Sony and Sega, the Company is obligated to obtain or license any available trademark, copyright and patent protection for the original work developed by the Company and embodied in or used with the Software and to display the proper notice thereof, as well as notice of the licensor's intellectual property rights, on all its Software.

     Each title may embody a number of separately protected intellectual properties: (i) the trademark for the brand featured in the Software; (ii) the software copyright; (iii) the name and label trademarks; and (iv) the copyright for Nintendo's, Sony's or Sega's proprietary technical information.

     The Company has registered the "Acclaim" logo and name in the United States and in certain foreign territories and owns the copyrights for many of its game programs. "Nintendo," "Game Boy" and "N64" are trademarks of Nintendo; "Sega" and "Saturn" are trademarks of Sega; and "Sony," "Sony Computer Entertainment" and "PlayStation" are trademarks of Sony. The Company does not own the trademarks, copyrights or patents covering the proprietary information and technology utilized in the Entertainment Platforms marketed by Nintendo, Sony or Sega or, to the extent licensed from third parties, the brands, concepts and game programs featured in and comprising the Company's Software. Accordingly, the Company must rely on the trademarks, copyrights and patents of such licensors for protection of such intellectual property from infringement. Under the Company's license agreements with certain independent Software developers, the Company may bear the risk of claims of infringement brought by third parties and arising from the sale of Software and each of the Company and such developer has agreed to indemnify the other for costs and damages incurred arising from such claims and attributable to infringing proprietary information, if any, embodied in the Software and provided by the indemnitor.

     There can be no assurance that the information and technology licensed or developed by the Company will not be independently developed or misappropriated by third parties.

COMPETITION

     Competition to develop and market Software for the interactive entertainment industry is intense. The Company's competitors include Entertainment Platform manufacturers, most notably Nintendo, Sega and Sony, and a number of independent software publishers.

     The availability of significant financial resources has become a major competitive factor in the Software industry, primarily as a result of the costs associated with development and marketing of

Software. While the Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than the Company, the Company believes that it is one of the largest independent publishers of Software for Entertainment Platforms in the United States. The market for Software for PCs is fragmented and the Company believes that it has a small share of that market.

     Data derived from the Toy Retail Sales Tracking Service ("TRSTS") indicates that, for the first nine months of calendar 1998 and the fourth quarter of fiscal 1998, the Company achieved a combined N64 and PlayStation market share of 7.2% and 12.5%, respectively. Based on TRSTS data, the Company's N64 market share for the first nine months of calendar 1998 and the fourth quarter of fiscal 1998 was 9.8% and 13.4%, respectively. Based on TRSTS data, the Company's PlayStation market share for the first nine months of calendar 1998 and the fourth quarter of fiscal 1998 was 4.6% and 9.1%, respectively. No assurance can be given that the Company will be able to maintain its share of the N64 or PlayStation market.

     Competition in the Software industry is based primarily upon the quality of the title, the publisher's access to retail shelf space, product features, the Entertainment Platforms for which the title is written, the number of titles available for the Entertainment Platforms or PCs, and the marketing campaign supporting the title. The Company relies upon its product quality, marketing and sales abilities, proprietary technology and product development capability, capital resources, the depth of its worldwide retail distribution channels and management experience to compete in the interactive entertainment industry. No assurance can be given that the Company will compete successfully on any of these factors. See "Factors Affecting Future Performance - Competition."

DISTRIBUTION OF AFFILIATED LABELS

     The Company commenced the marketing and distribution of Affiliated Labels Software in October 1994. From time to time, the Company enters into selected licensing agreements with third-party publishers to distribute, in selected markets, Software developed by them. Affiliated Labels Software is marketed under the name of the original publisher. Sales of Affiliated Labels Software are included in the Company's revenues and the Company assumes the associated credit risk. The Company retains a distribution fee (based on net receipts less certain other deductions) and remits the balance to the original publisher. In fiscal 1997, the Company derived approximately 9% of gross revenues from sales of Software developed by Interplay Productions ("Interplay"). To date, the Company has not received significant revenues from sales of any other Affiliated Labels Software.

COMIC BOOK PUBLISHING

     Through the acquisition of Acclaim Comics, Inc. ("Acclaim Comics") in July 1994, the Company commenced the development and publication of comic book magazines. Acclaim Comics also publishes strategy guides relating to the Company's Software. Acclaim Comics receives royalties from Acclaim for the use in the Company's Software of properties licensed or created by Acclaim Comics, such as Turok: Dinosaur Hunter, Shadowman and Bloodshot. Through fiscal 1998, the Company has not derived significant revenues from the sale of Acclaim Comics' products.

     The Company intends to continue to release Software for a variety of platforms based on characters licensed or created by Acclaim Comics.

     Acclaim Comics' future revenues, if any, will primarily depend on the licensing and merchandising of its characters in interactive entertainment and other media, such as motion picture or television, the use of its characters in the Company's Software and the publication and sale of strategy guides.

     Due to Acclaim Comics' operating losses through May 1997, the Company's assessment of the then current state of the comic book industry and the Company's then current projections for Acclaim Comics' operations, the Company believed that there was an impairment to the carrying value of the goodwill relating to the acquisition of Acclaim Comics. Accordingly, the Company recorded a write-down of $25.2 million in the third quarter of fiscal 1997 to reduce the carrying value of the goodwill associated with Acclaim Comics to its estimated undiscounted future cash flows.

EMPLOYEES

     The Company currently employs approximately 660 persons worldwide, approximately 610 of whom are employed on a full-time basis and approximately 400 of whom are employed in the United States. The Company believes that its relationship with its employees is satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information concerning the Company's executive officers:

 Name                                   Position and Principal Occupation                                   Age
 ----                                   ---------------------------------                                   ---
 Gregory E. Fischbach                   Co-Chairman of the Board, President and Chief                       56
                                           Executive Officer of the Company
 James Scoroposki                       Co-Chairman of the Board, Senior Executive Vice                     50
                                           President, Acting Chief Financial Officer, Secretary
                                           and Treasurer of the Company
 Rodney Cousens                         President and Chief Operating Officer - International               47
                                           of Acclaim Europe
 Paul Eibeler                           Vice President and General Manager                                  43
 Darrin Stubbington                     Executive Vice President and General Manager of                     31
                                           Acclaim Studios

     Gregory E. Fischbach, a founder of the Company, has been Chief Executive Officer of the Company since its formation, a member of the Board of Directors since 1987 and Co-Chairman of the Board of Directors since March 1989. Mr. Fischbach was also President of the Company from its formation to January 1990 and has been President of the Company since October 1996. From June 1986 until January 1987, he was President of RCA/Ariola International, responsible for the management of its record operations outside the U.S. and in charge of its 17 operating subsidiaries.

     James Scoroposki, a founder of the Company, has been Senior Executive Vice President since December 1993, a member of the Board of Directors since 1987, Co-Chairman of the Board of Directors since March 1989 and acting Chief Financial Officer since November 1997. Mr. Scoroposki has been Secretary and Treasurer of the Company since its formation. Mr. Scoroposki was also Chief Financial Officer of the Company from April 1988 to May 1990 and Executive Vice President of the Company from formation to November 1993. Since December 1979, he has also been the President and sole shareholder of Jaymar Marketing Inc., a sales representative organization. See "Certain Relationships and Related Transactions."

     Rodney Cousens became an executive officer of the Company in August 1998. Mr. Cousens has been President and Chief Operating Officer - International of Acclaim Europe, a division of the Company, since October 1996. From June 1994 to October 1996, Mr. Cousens was President of Acclaim Europe, and from March 1991 to June 1994, he was Vice President of Acclaim Europe.

     Paul Eibeler became an executive officer of the Company in August 1998. Mr. Eibeler has been Vice President and General Manager of the Company since July 1997. From January 1994 to July 1997, Mr. Eibeler was Vice President of Impact, Inc., and from June 1991 to January 1994, he was Vice President and a partner of Impact International, each a marketer of licensed toy and school supplies.

     Darrin Stubbington became an executive officer of the Company in August 1998. Mr. Stubbington has been Executive Vice President and General Manager of Acclaim Studios, a division of the Company, since August 1998 and was Vice President of Product Development at Iguana Entertainment, Inc. ("Iguana") from August 1991 to August 1998.

FACTORS AFFECTING FUTURE PERFORMANCE

     Future operating results of the Company depend upon many factors and are subject to various risks and uncertainties. Some of the risks and uncertainties which may cause the Company's operating results to vary from anticipated results or which may materially and adversely affect its operating results are as follows:

Recent Operating Results

     The Company's net revenues increased from $161.9 million in fiscal 1996 to $165.4 million in fiscal 1997 and to $326.6 million in fiscal 1998. The Company had a net loss of $221.4 million in fiscal 1996, a net loss of $159.2 million in fiscal 1997 and net earnings of $20.7 million in fiscal 1998. For the most part, the increase in revenues and earnings in fiscal 1998 reflects increased sales in the United States of the Company's Software for the N64 and PlayStation platforms. Charges for litigation settlements and other claims of $23.6 million, a writedown of the goodwill associated with Acclaim Comics of $25.2 million and downsizing charges of $10 million are included in the loss for fiscal 1997. Special charges relating to the Company's exit from the 16-bit and portable Software business aggregating approximately $114 million are included in the loss for fiscal 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's revenues and operating results in fiscal 1996 and 1997 were affected principally by the industry transition from 16-bit to 32- and 64-bit Entertainment Platforms. The Company had anticipated that sales of Software for the older platforms would dominate Christmas 1995 sales and would be material in Christmas 1996. Therefore, the Company focused its development efforts on 16-bit Software for fiscal 1996 and 1997. However, sales of 16-bit Software decreased much more rapidly than anticipated by the Company in calendar 1996, which resulted in the Company's reduced revenues and net losses in fiscal 1996 and 1997.

     In fiscal 1998, the interactive entertainment hardware market was characterized by the growth of the installed base of N64 and PlayStation units worldwide. See "Business - Interactive Entertainment Industry Overview." This growth had a positive impact on the Company's operating results for fiscal 1998. Although N64 and PlayStation have achieved significant market acceptance worldwide and the Company anticipates that the installed base of N64 and PlayStation units will continue to grow in the short term, the Company cannot assure investors that the installed base of either or both will grow at the present rate, if at all. Also, there is no assurance that the Company's revenues from sales of Software for these platforms will increase as the installed base increases.

     In fiscal 1997 and 1998, the Company took various actions to reduce its operating expenses. See "--Liquidity and Bank Relationships" below for a description of these actions. As a result, the Company's operating expenses in fiscal 1997 and 1998 were substantially lower than in prior periods. Although the Company anticipates that its operating expenses will increase in dollar terms in fiscal 1999, the Company intends to monitor its operating expenses closely and does not anticipate that they will increase materially as a percentage of net revenues. However, the Company cannot assure stockholders that its operating expenses will not increase as a percentage of net revenues in fiscal 1999 and beyond. Any such increase could negatively impact the Company's profits in fiscal 1999 and beyond.

Liquidity and Bank Relationships

     The Company used net cash in operations of approximately $38.3 million in fiscal 1996 and approximately $29.2 million in fiscal 1997 and derived net cash from operations of approximately $23.3 million in fiscal 1998. A tax refund of approximately $54.0 million had a positive impact on the Company's net cash from operating activities in fiscal 1997. The Company experienced negative cash flow from operations in fiscal 1996 and 1997 which, for the most part, was a result of the Company's net losses in these periods.

     The Company had positive cash flow from operations in fiscal 1998. The Company believes that its cash flows from operations will be sufficient to cover its operating expenses and those current obligations that it must pay in fiscal 1999. The Company's belief is based on the anticipated continued growth of the installed base of 32- and 64- bit Entertainment Platforms, the anticipated success of the Company's Software for those platforms and the resulting continued growth of the Company's net revenues. However, the Company cannot assure investors that its operating expenses and current obligations will be significantly less than cash flows available from its operations in the future. The Company's long-term liquidity depends mainly on the Company publishing "hit" Software for the dominant Entertainment Platforms.

     In order to provide liquidity, in fiscal 1997 and 1998, the Company took a number of actions including: (1) significantly reducing the number of its employees, (2) consolidating its Studio operations and (3) eliminating certain operations, such as the coin-operated video game subsidiary. In addition, in February 1997, the Company completed an offering of $50 million of 10% Convertible Subordinated Notes (the "Notes"). Of the net proceeds of the offering, the Company used approximately $16 million to retire a term loan from Midland Bank plc ("Midland") and $2 million to pay down a portion of a mortgage loan from Fleet Bank ("Fleet"). In March 1997, the Company sold substantially all of the assets and certain liabilities of Acclaim Redemption Games, Inc. (formerly, Lazer-Tron Corporation, "Lazer-Tron") for $6 million in cash.

     Due to the Company's financial performance in the first three quarters of fiscal 1998, the Company was unable to comply with financial covenants under its revolving credit facility with BNY Financial Corporation ("BNY"), its lead institutional lender. BNY waived the resulting defaults at the end of each of the first three quarters of fiscal 1998. The Company has negotiated new financial covenants as of and for the period ended August 31, 1998 and future periods. Although the Company expects to comply with these new covenants, it cannot make any guarantee of compliance. In addition, factors beyond the Company's control may result in future covenant defaults or a payment default. The Company may not be able to obtain waivers of any future default(s). If such defaults occur and are not waived by the lender, the lender could accelerate the loan or exercise other remedies. Such actions would have a negative impact on the Company's liquidity and operations.

Substantial Leverage and Ability to Service Debt

     The Company will not be able to meet its loan obligations to its lenders unless its future operations are profitable. The Company's future operations depend on factors beyond its control, such as prevailing economic conditions and financial, business and other factors.

     The Company's debt level could have important consequences to its stockholders because a portion of cash flow from operations must be set aside to pay down debt, including the Notes, and its existing bank obligations. Therefore, these funds are not available for other purposes. Additionally, a high debt level limits the Company's ability to obtain additional debt financing in the future, or to pursue possible expansion of its business or acquisitions. Also, high debt levels could limit the Company's flexibility in reacting to changes in the interactive entertainment industry and economic conditions generally. These limitations make the Company more vulnerable to adverse economic conditions and restrict its ability to withstand competitive pressures or take advantage of business opportunities. Some of the Company's competitors currently have a lower debt level, and are likely to have significantly greater operating and financing flexibility, than the Company.

     Based upon current levels of operations, the Company believes it can meet its interest obligations on the Notes, and interest and principal obligations under its bank agreements, when due. However, if the Company's cash flow from operations is not enough to meet its debt obligations when due, the Company may have to restructure its indebtedness. The Company cannot guarantee that it will be able to restructure or refinance its debt on satisfactory terms. In addition, restructuring or refinancing may not be permitted by the terms of the indenture governing the Notes (the "Indenture"), or existing indebtedness. The Company cannot assure stockholders that its operating cash flows will be sufficient to meet current debt service requirements. Also, the Company cannot guarantee stockholders that its future operating cash flows will be sufficient to repay the Notes, or that the Company will be able to refinance the Notes or other indebtedness at maturity. See "--Prior Rights of Creditors".

Prior Rights of Creditors

     The Company has outstanding long-term debt (including current portions) of $52.7 million at August 31, 1998. Certain of the indebtedness is secured by liens on substantially all of the Company's assets. If the Company does not timely pay interest or principal on its indebtedness when due, the Company will be in default under its loan agreements and the Indenture.

     In addition, the Indenture provides that, upon the occurrence of certain events, the Company may be obligated to repurchase all or a portion of the outstanding Notes. If such a repurchase event occurs and the Company does not have, or is unable to obtain, sufficient financial resources to repurchase the Notes, the Company would be in default under the Indenture. In addition, the occurrence of certain repurchase events would constitute a default under some of the Company's current loan agreements.

     Further, the Company depends on dividends and other advances and transfers of funds from its subsidiaries to meet some debt service obligations. State and foreign law regulate the payment of dividends by the Company's subsidiaries, which is also subject to the terms of the Company's existing bank agreements and the Indenture. A significant portion of the Company's assets, operations, trade payables and other indebtedness is located at its subsidiaries. The creditors of the subsidiaries would generally recover from these assets on the obligations owed to them by the subsidiaries before any recovery by the Company's creditors and before any assets are distributed to the Company's stockholders.

     If the Company is unable to meet its current bank obligations, a default would occur under the Company's existing bank agreements. Such default, if not waived, could result in acceleration of the Company's obligations under the bank agreements. Moreover, default could result in a demand by the lenders for immediate repayment and would entitle any secured creditor in respect of such debt to proceed against the collateral securing the defaulted loan. Additionally, an event of default under the Indenture may result in actions by IBJ Schroder Bank & Trust Company, as trustee, on behalf of the holders of the Notes. In the event of such acceleration by the Company's creditors or action by the trustee, holders of indebtedness would be entitled to payment out of the Company's assets. If the Company becomes insolvent, is liquidated or reorganized, it is possible that there would be insufficient assets remaining after payment to the creditors for any distribution to the Company's stockholders.

Industry Trends; Platform Transition; Technological Change

     The interactive entertainment industry is characterized by rapid technological change due in large part to:

o the introduction of Entertainment Platforms incorporating more advanced processors and operating systems;

o    the impact of technological changes embodied in PCs;

o    the development of electronic and wireless delivery systems; and

o    the entry and participation of new companies in the industry.

     These factors, among others, have resulted in Entertainment Platform and Software life cycles.

     No single Entertainment Platform has achieved long-term dominance. Accordingly, the Company must continually anticipate and adapt its Software to emerging Entertainment Platforms and systems. The process of developing Software is extremely complex and is expected to become more complex and expensive in the future as new platforms and technologies are introduced.

     Development of Software currently requires substantial investment in research and development in the areas of graphics, sound, digitized speech, music and video. The Company cannot guarantee that it will be successful in developing and marketing Software for new Entertainment Platforms.

     Substantially all of the Company's revenues in fiscal 1998 were derived from the sale of Software designed for N64, PlayStation and PCs. In the past, the Company has expended significant development and marketing resources on product development for Entertainment Platforms that have not achieved the results it anticipated. If the Company (1) does not develop Software for Entertainment Platforms that achieve significant market acceptance, (2) discontinues development of Software for a platform that has a longer than expected life cycle, (3) develops Software for a platform that does not achieve a significant installed base or (4) continues development of Software for a platform that has a shorter than expected life cycle, the Company may experience losses from operations. The Company cannot guarantee that it will be able to predict accurately such matters, and failure to do so would negatively affect the Company.

     The Company's results of operations and cash flows were negatively affected during fiscal 1996 and 1997 by the significant decline in sales of the Company's 16-bit Software and the transition to the new Entertainment Platforms. Because (1) there were a significant number of titles competing for limited shelf space and (2) the new Entertainment Platforms had not achieved market penetration similar to that of the 16-bit platforms in prior years, the number of units of each title sold for the newer Entertainment Platforms was significantly less than the number of units of a title generally sold in prior years for 16-bit platforms. In fiscal 1998, the interactive entertainment hardware market was characterized by the worldwide growth of the installed base of N64 and PlayStation units and related Software. Although the Company anticipates that the installed base of these platforms will continue to grow in the short term and that the market for Software for these platforms will also continue to grow, the Company cannot guarantee that the hardware or Software market will continue to grow at the current rate.

Revenue and Earnings Fluctuations; Seasonality

     Historically, the Company has derived substantially all of its revenues from the publication and distribution of Software for then dominant Entertainment Platforms. The Company's revenues are subject to fluctuation during transition periods, as in fiscal 1996 and 1997, when new Entertainment Platforms have been introduced but none has achieved mass-market penetration. In addition, the timing of release of the Company's new titles impacts the Company's earnings in any given period. Earnings also may be materially impacted by other factors including: (1) the level and timing of market acceptance of titles, (2) increases or decreases in development and/or promotion expenses for new titles and (3) the timing of orders from major customers.

     A significant portion of the Company's revenues in any quarter is generally derived from sales of new titles introduced in that quarter or in the immediately preceding quarter. If the Company is unable to begin volume shipments of a significant new title during the scheduled quarter, its revenues and earnings will be negatively affected in that quarter. In addition, because a majority of the unit sales for a title typically occur in the first 90 to 120 days following the introduction of the title, the Company's earnings may increase significantly in a period in which a major title is introduced and may decline in the following period or in periods in which there are no major title introductions. Also, certain operating expenses are fixed and do not vary directly in relation to revenue. Consequently, if net revenue is below expectations, the Company's operating results are likely to be negatively affected.

     The interactive entertainment industry is highly seasonal. Typically, net revenues are highest during the last calendar quarter (which includes the holiday selling season), decline in the first calendar quarter, are lower in the second calendar quarter and increase in the third calendar quarter. The seasonal pattern is due primarily to the increased demand for Software during the year-end holiday selling season. However, the Company's earnings vary significantly and are largely dependent on releases of major new titles and, accordingly, may not necessarily reflect the seasonal patterns of the industry as a whole. The Company expects that its operating results will continue to fluctuate significantly in the future.

Dependence on Entertainment Platform Manufacturers; Need for License Renewals

     The following table shows the percent of the Company's gross revenues for fiscal 1996, 1997 and 1998 derived from sales of Software for the indicated platforms:

Title                         1996              1997               1998
-----                         ----              ----               ----
Nintendo-compatible           29%               41%                60%
Sega-compatible               36%               12%                1%
Sony-compatible               19%               28%                30%

     Clearly, the Company is substantially dependent on the Entertainment Platform manufacturers as the sole manufacturers of the Entertainment Platforms marketed by them, as the sole licensors of the proprietary information and technology needed to develop Software for those Entertainment Platforms and, in the case of Nintendo and Sony, as the sole manufacturers of the Software developed by the Company for the compatible Entertainment Platform. The Entertainment Platform manufacturers have in the past and may in the future limit the number of titles the Company can release in any year, which may limit any future growth in sales.

     In the past, the Company has been able to renew and/or negotiate extensions of its Software license agreements with the Entertainment Platform developers. However, the Company cannot assure stockholders that, at the end of their current terms, the Company will be able to obtain extensions or that it will be successful in negotiating definitive license agreements with developers of new Entertainment Platforms. For information regarding the Company's various licenses with Entertainment Platform manufacturers, see "Business - Platform License Agreements."

     If the Company cannot obtain licenses from developers of new Entertainment Platforms or if its existing license agreements are terminated, the Company's financial position and results of operations will be materially adversely affected. In addition, the termination of any one of the Company's license agreements or other arrangements could negatively affect its financial position and results of operations.

     In addition to licensing arrangements, the Company depends on Nintendo, Sony and Sega for the protection of the intellectual property rights to their respective Entertainment Platforms and technology and their ability to discourage unauthorized persons from producing software for the Entertainment Platforms developed by each of them. The Company also relies upon the Entertainment Platform manufacturers for the manufacture of certain cartridge and CD-based read-only memory (ROM) software.

Reliance on New Titles; Product Delays

     The Company's ability to maintain favorable relations with retailers and to receive the maximum advantage from its advertising expenditures depends on its ability to provide retailers with a timely and continuous flow of product. The life cycle of a title generally ranges from less than three months to upwards of 12 months, with the majority of sales occurring in the first 90 to 120 days after release. The Company actively markets its current releases while simultaneously supporting its back catalogue with pricing and sales incentives. The Company is constantly required to develop, introduce and sell new titles in order to generate revenue and/or to replace declining revenues from previously released titles. In addition, it is difficult to predict consumer preferences for titles, and few titles achieve sustained market acceptance. The Company cannot assure stockholders that its new titles will be released in a timely fashion, will achieve any significant degree of market acceptance, or that such acceptance will be sustained for any meaningful period. Competition for retail shelf space, consumer preferences and other factors could result in the shortening of the life cycle for older titles and increase the importance of the Company's ability to release titles on a timely basis.

     The timely shipment of a title depends on various factors, including quality assurance testing by the Company and the manufacturers. The Company generally submits new titles to the Entertainment Platform manufacturers and other intellectual property licensors for approval prior to development and/or manufacture. Since the Company is required to engage Nintendo or Sony, as the case may be, to manufacture titles developed by the Company for the platforms marketed by them, the Company's ability to control its supply of Nintendo or Sony titles and the timing of their delivery is limited.

     If the title is rejected by the manufacturer as a result of bugs in Software or if there is a substantial delay in the approval of a product by an Entertainment Platform manufacturer or licensor, the Company's financial condition and results of operations could be negatively impacted. In the past, the Company has experienced significant delays in the introduction of certain new titles and such delays may occur in the future. Moreover, it is likely that in the future certain new titles will not be released in accordance with the Company's internal development schedule or the expectations of public market analysts and investors. A significant delay in the introduction of, or the presence of a defect in, one or more new titles could negatively affect the ultimate success of the Company's titles. If the Company does not develop, introduce and sell new competitive titles on a timely basis, its results of operations and profitability will be negatively affected.

Reliance on "Hit" Titles

     The market for Software is "hits" driven. Therefore, the Company's future success depends on developing and marketing "hit" titles for Entertainment Platforms with significant installed bases. Sales of the Company's top four titles accounted for approximately 53% of gross sales for fiscal 1998 and sales of the Company's top title accounted for approximately 33% of gross revenues for fiscal 1997. The Company cannot assure stockholders that it will be able to publish "hit" titles in the future. If the Company does not publish "hit" titles in the future, its financial condition, results of operations and profitability could be negatively affected, as they were in fiscal 1996 and 1997.

Inventory Management; Risk of Product Returns

     Generally, the Company is not contractually obligated to accept returns, except for defective product. However, the Company may permit customers to return or exchange product and may provide price protection or other concessions on products unsold by the customer. Accordingly, management must make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Also, management must make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting periods.

     Among the more significant of such estimates are allowances for estimated returns, price concessions and other discounts. At the time of shipment, the Company establishes reserves in respect of such estimates taking into account the potential for product returns and other discounts based on historical return rates, seasonality, level of retail inventories, market acceptance of products in retail inventories and other factors. In fiscal 1996, price allowances, returns and exchanges were significantly higher than reserves. This shortfall had a negative impact on the Company's results of operations and liquidity in fiscal 1996. The Company believes that, at August 31, 1998, it has established adequate reserves for future price protection, returns, exchanges and other concessions. However, the Company cannot guarantee the adequacy of its reserves. If the reserves are exceeded, the Company's financial condition and results of operations will be negatively impacted.

     In addition, the Company offers stock-balancing programs for its PC Software. The Company has established reserves for such programs, which have not been material to date. Future stock-balancing programs may become material and/or exceed reserves for such programs. If so exceeded, the Company's results of operations and financial condition could be negatively impacted.

Litigation

     In conjunction with certain claims and litigations for which the settlement obligation was then estimable and probable, the Company recorded a charge of $23.6 million in the year ended August 31, 1997. See Note 17(a) of Notes to Consolidated Financial Statements. The Company may be required to record additional material charges in future periods in conjunction with litigations to which the Company is a party. If the Company has to record additional charges to earnings from an adverse result in such litigations, the Company may experience a negative effect on its financial condition and results of operations. For a discussion of the various claims and litigations to which the Company is currently a party, see "Legal Proceedings."

Increased Product Development Costs

     As a result of the calendar 1995 acquisitions of its Studios, beginning in fiscal 1996, the Company's fixed software development and overhead costs were significantly higher as compared to historical levels. These costs negatively impacted the Company's results of operations and profitability in fiscal 1996 and 1997. Although the Company has consolidated its Studio operations to reduce overhead expenses, these costs may continue to affect negatively the Company's operations.

Competition

     The market for Software is highly competitive. Only a small percentage of titles introduced in the Software market achieve any degree of sustained market acceptance. Competition is based primarily upon:

o    quality of titles;

o    the publisher's access to retail shelf space;

o    product features;

o the success of the Entertainment Platform for which the Software is written;

o the number of titles available for the Entertainment Platform for which the Software is written; and

o    marketing support.

     The Company competes with a variety of companies that offer products that compete directly with one or more of its titles. Typically, the chief competitor on an Entertainment Platform is the developer of that platform, to whom the Company pays royalties and, in some cases, manufacturing charges. Accordingly, the developers have a price, marketing and distribution advantage with respect to Software marketed by them. This advantage is particularly important in a mature or declining market which supports fewer full-priced titles and is characterized by customers who make purchasing decisions on titles based primarily on price, unlike developing markets with limited titles, when price has been a less important factor in Software sales. The Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than the Company, such as Nintendo, Sega and Sony. The Company's competitors also include a number of independent Software publishers licensed by the hardware developers.

     Additionally, the entry and participation of new companies, including diversified entertainment companies, in markets in which the Company competes may adversely impact the Company's performance in these markets.

     The availability of significant financial resources has become a major competitive factor in the Software industry, primarily as a result of the costs associated with developing and marketing Software. As competition increases, significant price competition and reduced profit margins may result. In addition, competition from new technologies may reduce demand in markets in which we have traditionally competed. Prolonged price competition or reduced demand as a result of competing technologies would negatively impact the Company's business. The Company may not be able to compete successfully.

Intellectual Property Licenses and Proprietary Rights

     Some of the Company's Software embodies trademarks, tradenames, logos or copyrights licensed to the Company by third parties (such as the NBA, the NFL or their respective players' associations), the loss of which could prevent the release of a title or limit its economic success. Since competition is intense, the Company may not be successful in the future in acquiring intellectual property rights with significant commercial value. In addition, the Company cannot assure its stockholders that these licenses will be available on reasonable terms or at all.

     In order to protect its titles and proprietary rights, the Company relies mainly on a combination of:

o    copyrights;

o    trade secret laws;

o    patent and trademark laws;

o    nondisclosure agreements; and

o    other copy protection methods.

     It is Company policy that all employees and third-party developers sign nondisclosure agreements. These measures may not be sufficient to protect the Company's intellectual property rights against infringement. Additionally, the Company has "shrinkwrap" license agreements with the end users of its PC titles, but relies on the copyright laws to prevent unauthorized distribution of its other Software.

     Existing copyright laws afford only limited protection. Notwithstanding the Company's rights to its Software, it may be possible for third parties to copy illegally its titles or to reverse engineer or otherwise obtain and use the Company's proprietary information. Illegal copying occurs within the Software industry, and if a significant amount of illegal copying of the Company's published titles or titles distributed by the Company occurs, the Company's business could be adversely impacted. Policing illegal use of the Company's titles is difficult, and Software piracy is expected to persist. Further, the laws of certain countries in which the Company's titles are distributed do not protect the Company and its intellectual property rights to the same extent as the laws of the United States.

     The Company believes that its titles, trademarks and other proprietary rights do not infringe on the proprietary rights of others. However, as the number of titles in the industry increases, the Company believes that claims and lawsuits with respect to software infringement will also increase. From time to time, third parties have asserted that features or content of certain of the Company's titles may infringe upon intellectual property rights of such parties. The Company has asserted that third parties have likewise infringed its proprietary rights. Some of these claims have resulted in litigation by and against the Company. To date, no such claims have had a negative effect on the Company's ability to develop, market or sell its titles. Existing or future infringement claims by or against the Company may result in costly litigation or require the Company to license the intellectual property rights of third parties.

     The owners of intellectual property licensed by the Company generally reserve the right to protect such intellectual property against infringement.

International Sales

     International sales represented approximately 41% of net revenues in fiscal 1996, 50% of net revenues in fiscal 1997 and 34% of net revenues in fiscal 1998. The Company expects that international sales will continue to account for a significant portion of its net revenues in future periods. International sales are subject to the following inherent risks:

o    unexpected changes in regulatory requirements;

o    tariffs and other economic barriers;

o    fluctuating exchange rates;

o    difficulties in staffing and managing foreign operations; and

o    the possibility of difficulty in accounts receivable collection.

     Because the Company believes that exposure to foreign currency losses is not currently material, the Company does not hedge against foreign currency risks.

     In some markets, localization of the Company's titles is essential to achieve market penetration. As a result of the inherent risks, the Company may incur incremental costs and experience delays in localizing the Company's titles. These risk factors or other factors could have a negative effect on the Company's future international sales and, consequently, on its business.

Dependence on Key Personnel and Employees

     The Software industry is characterized by a high level of employee mobility and aggressive recruiting among competitors for personnel with technical, marketing, sales, product development and management skills. The Company's successful operations depend on the Company's ability to identify, hire and retain such personnel. The Company may not be able to attract and retain such personnel or may incur significant costs in order to do so.

     In particular, the Company is highly dependent upon the management services of Gregory Fischbach, Co-Chairman of the Board and Chief Executive Officer, and James Scoroposki, Co-Chairman of the Board and Senior Executive Vice President. The loss of the services of either of these two could have a negative impact on the Company's business. Although the Company has employment agreements with Messrs. Fischbach and Scoroposki, they may leave or compete with the Company in the future. If the Company is unable to attract additional qualified employees or retain the services of key personnel, the Company's business could be negatively impacted.

Anti-Takeover Provisions

     The Board of Directors has the authority (subject to certain limitations imposed by the Indenture) to issue shares of preferred stock and to determine their characteristics without stockholders approval. If preferred stock is issued, the rights of Common Stock holders are subject to, and may be negatively affected by, the rights of preferred stockholders. If preferred stock is issued, it will provide flexibility in connection with possible acquisitions and other corporate actions; however, it could make it more difficult for a third-party to acquire a majority of the Company's outstanding voting stock. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which may make it more difficult or more expensive or discourage a tender offer, change in control or takeover attempt that is opposed by the Board. In addition, employment arrangements with certain members of the Company's management provide for severance payments upon termination of their employment if there is a change in control.

Volatility of Stock Price

     There is a history of significant volatility in the market prices of companies engaged in the software industry, including the Company. The market price of the Common Stock is likely to continue to be highly volatile. The following factors may have a significant impact on the market price of the Common Stock:

o    timing and market acceptance of product introductions by the Company;

o    the introduction of products by the Company's competitors;

o    loss of any of the Company's key personnel;

o    variations in quarterly operating results; or

o    changes in market conditions in the software industry generally.

     In the past, the Company has experienced significant fluctuations in its operating results and, if its future revenues or operating results or product releases do not meet expectations, the price of the Common Stock may be negatively affected.

     Stockholders should not use historical trends as well as other factors affecting the Company's operating results and financial condition to anticipate results or trends in future periods because of the risk factors disclosed above. Also, stockholders should not consider historic financial performance as a reliable indicator of future performance.

ITEM 2. PROPERTIES.

     The Company's corporate headquarters are located in a 70,000 square foot office building in Glen Cove, New York, which was purchased by the Company in fiscal 1994. See Note 9 of Notes to Consolidated Financial Statements. The Company also owns an 8,000 square foot office building in Glen Cove, New York and a 10,000 square foot office building in Oyster Bay, New York, which has been leased to a third party tenant.

     In addition, the Company's United States subsidiaries lease approximately 10,000 square feet of office space in New York, and approximately 67,000 square feet of office space in the aggregate in Texas and Utah.

     The Company's foreign subsidiaries lease office space in Japan, France, Germany and the United Kingdom.

     The Company believes that these facilities are adequate for its current and foreseeable future needs.

Item 3. LEGAL PROCEEDINGS.

     The Company and certain of its current and former directors and/or executive officers were sued in various complaints filed in April 1994, which were consolidated into an action entitled In re Acclaim Entertainment, Inc. Securities Litigation (CV 94 1501) (the "WMS Action"). The plaintiffs, on behalf of a class of the Company's stockholders, consisting of all those who purchased the Common Stock for the period January 4, 1994 to March 30, 1994, claimed damages arising from (i) the Company's alleged failure to comply with the disclosure requirements of the securities laws in respect of the Company's relationship with WMS Industries Inc. ("WMS") and the status of negotiations on and the likelihood of renewal of an agreement with WMS, pursuant to which WMS granted the Company a right of first refusal to create software for "computer games," "home video games" and "handheld game machines" based on arcade games released by WMS through March 21, 1995, (ii) statements made by the Company's representative that rumors relating to the nonrenewal of the agreement were "unsubstantiated" and that talks between the Company and WMS were continuing, which allegedly were materially false and misleading, and
(iii) a claim that the defendants should have disclosed the likely nonrenewal of the agreement. The parties have executed a settlement agreement, which was approved by the court, and the WMS Action has been dismissed (subject to expiration of the applicable appeals period). The Company is required, among other things, to deliver the settlement amount, which consists of cash (to be delivered to the plaintiffs' lawyers in November 1998), shares of Common Stock and common stock purchase warrants (to be delivered after the plaintiffs' lawyers have delivered an allocation schedule to the Company). The Company has agreed to assign to the plaintiffs in the WMS Action a portion of the proceeds recovered by the Company from Mt. Hawley Insurance Company ("Mt. Hawley"), based on Mt. Hawley's disclaimer of coverage for liability from the WMS Action.

     The Company, Iguana and Gregory E. Fischbach were sued in an action entitled Jeffery Spangenberg vs. Acclaim Entertainment, Inc., Iguana Entertainment, Inc., and Gregory Fischbach filed in August 1998 in the District Court of Travis County, Texas (Cause No. 98-09418). The plaintiff alleges that the defendants (i) breached their employment obligations to the plaintiff, (ii) breached a Texas statute covering wage payment obligations based on their alleged failure to pay bonuses to the plaintiff; and (iii) made fraudulent misrepresentations to the plaintiff in connection with the plaintiff's employment relationship with the Company, and accordingly, seeks unspecified damages. The Company intends to defend this action vigorously.

     The Securities and Exchange Commission (the "Commission") has issued orders directing a private investigation relating to, among other things, the Company's earnings estimate for fiscal 1995 and its decision in the second quarter of fiscal 1996 to exit the 16-bit portable and cartridge markets. The Company has provided documents to the Commission, and the Commission has taken testimony from Company representatives. The Company intends fully to cooperate with the Commission in its investigation. No assurance can be given as to whether such investigation will result in any litigation or, if so, as to the outcome of this matter.

     The New York State Department of Taxation and Finance, following a field audit of the Company with respect to franchise tax liability for its fiscal years ended August 31, 1989, 1990 and 1991, has notified the Company that a stock license fee (plus interest and penalties) of approximately $2.0 million, relating to the Company's outstanding capital stock as of 1989, is due to the State. The Company is contesting the fee and a petition denying liability has been filed. No assurance can be given as to the outcome of this matter.

     In conjunction with claims arising from certain of the Company's acquisitions and then pending litigations and claims for which the settlement obligation was probable and estimable, the Company recorded a charge of $23.6 million during the year ended August 31, 1997. Approximately $11.7 million of these litigation settlements will be satisfied in cash, of which $6.6 million has been paid as of August 31, 1998. The remainder is payable with non-cash items, such as stock or warrants. See Note 17(a) of Notes to Consolidated Financial Statements.

     The Company is also party to various litigations arising in the ordinary course of its business, the resolution of none of which, the Company believes, will have a material adverse effect on the Company's liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On October 1, 1998, at the annual meeting of stockholders of the Company, the stockholders (i) elected the following directors: Gregory E. Fischbach (by a vote of 42,589,485 shares for and 654,812 shares withheld); James Scoroposki (by a vote of 42,597,036 shares for and 647,261 shares withheld); Kenneth L. Coleman (by a vote of 42,621,406 shares for and 622,891 shares withheld); Bernard J. Fischbach (by a vote of 42,526,384 shares for and 717,913 shares withheld); Robert H. Groman (by a vote of 42,264,481 shares for and 979,816 shares withheld); James Scibelli (by a vote of 42,645,431 shares for and 598,866 shares withheld); and Michael Tannen (by a vote of 42,625,435 shares for and 618,862 shares withheld); (ii) approved, by a vote of 25,866,164 shares for, 1,185,627 shares against, and abstentions and broker non-votes with respect to 16,192,506 shares, the Company's 1998 Employee Stock Purchase Plan; (iii) approved, by a vote of 16,254,373 shares for, 10,789,971 shares against, and abstentions and broker non-votes with respect to 16,199,953 shares, the Company's 1998 Stock Incentive Plan; and (iv) ratified the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the year ended August 31, 1998 by a vote of 42,706,593 shares for, 406,580 shares against, and abstentions with respect to 131,124 shares.

                                    PART II
                                    -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock is traded on The NASDAQ Stock Market National Market System under the symbol AKLM. On November 4, 1998, the closing sale price of the Common Stock was $8.625 per share. As of such date, there were approximately 1,250 holders of record of the Common Stock.

     The following table sets forth the range of high and low sales prices for the Common Stock for each of the periods indicated:

                                                         Price
                                                         -----
Period                                       High                      Low
------                                       ----                      ---

FISCAL YEAR 1997
  First Quarter                             $8.63                    $3.06
  Second Quarter                             6.88                     3.13
  Third Quarter                              5.88                     2.94
  Fourth Quarter                             5.00                     3.50

FISCAL YEAR 1998
  First Quarter                              6.00                     2.94
  Second Quarter                             5.25                     3.09
  Third Quarter                              8.19                     5.00
  Fourth Quarter                             7.63                     4.50

                    RECENT SALES OF UNREGISTERED SECURITIES

     In fiscal 1998, the Company issued an aggregate of 914,303 shares of Common Stock pursuant to settlement agreements relating to various claim and litigations. The shares were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933 (the "Securities Act"). In addition, in August 1998, the Company issued an aggregate of 360,000 shares of Common Stock in settlement of the WMS Action, to be distributed to the plaintiffs in the WMS Action after the plaintiffs' lawyers have delivered an allocation schedule to the Company, pursuant to the exemption from registration provided under Section 3(a)(10) of the Securities Act. See "Legal Proceedings" and Note 17(a) of Notes to Consolidated Financial Statements.

     In May 1998, the Company issued 15,000 shares of restricted stock to Paul Eibeler, currently an executive officer of the Company. The shares were issued by the Company to Mr. Eibeler pursuant to the exemption from registration provided under Section 4(2) of the Securities Act. The 15,000 shares of restricted stock will vest in full in January 1999 subject to Mr. Eibeler's continued employment with the Company at that time.

                                DIVIDEND POLICY

     The Company has never declared or paid any cash dividends on the Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company is subject to various financial covenants with its lenders that could limit and/or prohibit the payment of dividends in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 of Notes to Consolidated Financial Statements. The Company intends to retain earnings, if any, which it may realize in the foreseeable future to finance its operations.

ITEM 6. SELECTED FINANCIAL DATA.

     The following tables should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section appearing elsewhere in this Annual Report on Form 10-K.

                                                                  Fiscal Year Ended August 31,
                                                                  ----------------------------
(in 000s, except per share information)
                                                 1998             1997         1996(3)          1995(2)         1994(1)
                                                 ----             ----         -------          -------         -------
STATEMENT OF OPERATIONS DATA:
Net revenues                                 $326,561         $165,411        $161,945         $566,723       $480,756
Cost of revenues                              148,660           89,818         191,790          291,474        249,902
Gross profit (loss)                           177,901           75,593         (29,845)         275,249        230,854
Marketing and sales                            61,691           57,266         116,142          125,813        102,035
General and administrative                     54,149           68,831          76,625           66,503         46,721
Research and development                       37,367           41,689          46,864           12,267          4,628
Goodwill writedown                                ---           25,200             ---              ---            ---
Litigation settlements                            ---           23,550             ---              ---            ---
Downsizing charge                                 ---           10,000           5,000              ---            ---
Earnings (loss) from operations                24,694         (150,943)       (274,476)          70,666         77,470
Other (expense) income, net                    (3,240)          (8,117)          5,609            5,608           (475)
Earnings (loss) before
 income taxes                                  21,454         (159,060)       (268,867)          76,274         76,995
Net earnings (loss)                            20,690         (159,228)       (221,368)          44,770         45,055
Basic earnings (loss) per share                 $0.40           $(3.21)         $(4.47)           $1.05          $1.18
Diluted earnings (loss) per share               $0.37           $(3.21)         $(4.47)           $0.86          $1.00

---------------------------------

(1)  Includes results of operations of Acclaim Comics from July 29, 1994.

(2) Includes results of operations of Iguana from January 4, 1995 and of Lazer-Tron for the entire year.

(3) Includes results of operations of Acclaim Studios - Salt Lake City, Inc. (formerly, Sculptured Software, Inc.) and Probe Entertainment Limited ("Probe") for the entire year.

                                                                               August 31,
                                                                               ----------
                                                 1998             1997            1996             1995           1994
                                                 ----             ----            ----             ----           ----
BALANCE SHEET DATA:
Working capital (deficiency)                  $(19,100)       $(64,156)       $(10,039)        $200,455       $131,820
Total assets                                   160,407         133,175         239,651          442,827        335,878
Current portion of long-term debt                  724           1,002          25,527           25,196          1,538
Long-term liabilities                           56,629          59,472           4,032              461         41,754
Stockholders' (deficiency) equity              (21,773)        (59,046)         93,589          314,707        175,243

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     The Company is a worldwide developer, publisher and mass marketer of Software for use with Entertainment Platforms and PCs. The Company owns and operates four Studios, located in the United States and the United Kingdom, and publishes and distributes its Software directly in North America, the United Kingdom, Germany and France. The Company's operating strategy is to develop and maintain a core of key brands and franchises to support the various Entertainment Platforms and PCs that dominate the interactive entertainment market at a given time or which the Company perceives as having the potential for achieving mass market acceptance. The Company emphasizes sports simulation and arcade-style Software for Entertainment Platforms, and fantasy/role-playing, real-time simulation, adventure and sports simulation Software for PCs.

     The Company also engages, to a lesser extent, in the distribution of Affiliated Labels Software and the development and publication of comic book magazines and strategy guides relating to the Company's Software.

     The Company believes the Software industry is driven by the size of the installed base of Entertainment Platforms (such as those manufactured by Nintendo, Sony and Sega) and PCs. The industry is characterized by rapid technological change, resulting in Entertainment Platform and related Software product cycles. No single Entertainment Platform or system has achieved long-term dominance in the interactive entertainment market.

     Based on information available in 1994 and based on its historical experience with respect to the transition from 8- to 16-bit platforms, the Company believed that Software sales for 16-bit platforms would, although continuing to decrease overall, remain substantial through the 1996 holiday season. Accordingly, the Company anticipated that its sales of 32-bit and PC Software in fiscal 1996 would grow as compared to fiscal 1995 but that the majority of its revenues in fiscal 1996 would still be derived from 16-bit Software sales. However, the 16-bit Software market matured much more rapidly than anticipated by the Company, the Company's Christmas 1995 16-bit Software sales were substantially lower than anticipated and, by April 1996, the Company derived minimal profits from such Software sales and made the decision to exit the 16-bit and portable Software markets.

     In connection with the Company's decision to exit the 16-bit and portable Software markets in April 1996, the Company recorded a special cartridge video charge of approximately $48.9 million in the second quarter of fiscal 1996, consisting of provisions of approximately $28.8 million (reflected in net revenues), and approximately $20.1 million (reflected in cost of revenues), respectively, to adjust accounts receivable and inventories at February 29, 1996 to their estimated net realizable values in conjunction with management's decision to exit the 16-bit and portable Software market.

     The Company recorded a loss from operations of $274.5 million and a net loss (on an after-tax basis) of $221.4 million for fiscal 1996. The net loss for the year reflected write-offs of receivables, the establishment of additional receivables and inventory reserves, severance charges incurred in connection with the downsizing of the Company and the reduction of certain deferred costs, as well as an operating loss for the year resulting primarily from price protection and similar concessions granted to retailers at greater than anticipated levels in connection with the Company's 16- and 32-bit Software.

     The Company recorded a loss from operations of $150.9 million and a net loss (on an after-tax basis) of $159.2 million for fiscal 1997. The net loss for the year reflects, among other things, a charge for certain claims and litigations for which the settlement obligation was probable and estimable of $23.6 million, a write-down of goodwill of $25.2 million to reduce the carrying value of the goodwill associated with Acclaim Comics to its estimated undiscounted cash flows and downsizing charges of $10 million.

     As a result of the Company's acquisitions of its Studios in 1995 (two of which were completed in fiscal 1996), the Company's fixed costs relating to the development of Software and its general and administrative expenses substantially increased in fiscal 1996. See "Factors Affecting Future Performance - Increased Product Development Costs." Such expenses in the aggregate had a material adverse impact on the Company's profitability in fiscal 1996 and fiscal 1997.

     The Company recorded earnings from operations of $24.7 million and net earnings (on an after-tax basis) of $20.7 million for fiscal 1998. The improved results for fiscal 1998 primarily resulted from increased sales in the United States of the Company's 64-bit and, to a lesser extent, 32-bit Software. They also reflect the Company's significantly reduced operating expenses, resulting primarily from a reduction in personnel, the sale or discontinuance of certain non-profitable businesses, the consolidation of certain of its Studio operations to reduce their overhead expenses and various other cost reductions.

     As a result of the industry transition to 32- and 64-bit Entertainment Platforms, the Company's Software sales during fiscal 1996, 1997 and 1998 were significantly lower than in fiscal 1995. Management expects that, unless and until the installed base of 32- and 64-bit Entertainment Platforms increases substantially, the Company's unit sales and revenues from the sale of Software for these platforms will be substantially lower than Software sales levels achieved prior to fiscal 1996, when the current transition began. No assurance can be given as to the future growth of the installed base of 32- and 64-bit Entertainment Platforms or of the Company's results of operations and profitability in future periods. See "Factors Affecting Future Performance - Industry Trends; Platform Transition; Technological Change."

     The rapid technological advances in game systems have significantly changed the look and feel of Software as well as the Software development process. According to Company estimates, the average development cost for a title three years ago was approximately $300,000 to $400,000, while the average development cost for a title for Entertainment Platforms and PCs is currently between $1 million and $2 million.

     The Company's ability to generate sales growth and profitability will be materially dependent on (i) the growth of the Software market for 32- and 64-bit Entertainment Platforms and PCs and (ii) the Company's ability to identify, develop and publish "hit" Software for Entertainment Platforms with significant installed bases.

RESULTS OF OPERATIONS

     The following table sets forth certain statements of consolidated operations data as a percentage of net revenues for the periods indicated:

                                                                                  Fiscal Year Ended August 31,
                                                                                  ----------------------------
                                                                           1998             1997              1996
                                                                           ----             ----              ----
Domestic revenues                                                          66.4%            49.7%             58.7%
Foreign revenues                                                           33.6             50.3              41.3
                                                                           ----             ----              ----
Net revenues                                                              100.0            100.0             100.0
Cost of revenues                                                           45.5             54.3             118.4
                                                                           ----             ----             -----
Gross profit (loss)                                                        54.5             45.7            (18.4)
Marketing and sales                                                        18.9             34.6              71.7
General and administrative                                                 16.6             41.6              47.3
Research and development                                                   11.4             25.2              28.9
Goodwill writedown                                                          ---             15.2               ---
Litigation settlements                                                      ---             14.2               ---
Downsizing charge                                                           ---              6.1               3.1
                                                                          -----              ---               ---
Total operating expenses                                                   46.9            137.0             151.1
Earnings (loss) from operations                                            7.6             (91.3)          (169.5)
Other (expense) income, net                                                (1.0)            (4.9)              3.5
Earnings (loss) before income taxes                                         6.6            (96.2)          (166.0)
Net earnings (loss)                                                         6.3            (96.3)          (136.7)

NET REVENUES

     The Company's gross revenues were derived from the following product categories:

                                                                          1998*            1997*             1996*
                                                                          -----            -----             -----
Portable Software                                                          2.0%             2.0%              8.0%
16-bit Software                                                            ---              9.0%             44.0%
32-bit Software                                                           30.0%            37.0%             32.0%
64-bit Software                                                           57.0%            33.0%               ---
PC Software                                                               10.0%            15.0%             12.0%
Other                                                                      1.0%             4.0%              4.0%

------------------------

*The numbers in this chart do not give effect to sales credits and allowances granted by the Company in the periods covered since the Company does not track such credits and allowances by product category. Such credits and allowances were material to the Company's results of operations in fiscal 1996. Accordingly, the numbers presented may vary materially from those that would be disclosed if the Company were able to present such information as a percentage of net revenues.

     The increase in the Company's net revenues from $165.4 million for the year ended August 31, 1997 to $326.6 million for the year ended August 31, 1998 was predominantly due to increased sales in the United States of the Company's 64-bit and, to a lesser extent, 32-bit Software. The increase in sales in fiscal 1998 was primarily due to the increase in the installed base of N64 and PlayStation consoles worldwide and the quality of the Company's titles. Although revenues from the sale of N64 and PlayStation Software are anticipated to continue to grow in fiscal 1999, the Company does not anticipate that it will achieve its 1998 growth rate.

     The Company's domestic sales in fiscal 1998 comprised a higher percentage of total net revenues compared to fiscal 1997 primarily because the titles published by the Company in 1998 achieved greater popularity in the domestic market (e.g., WWF War Zone and Quarterback Club '98). The Company anticipates that its mix of domestic and foreign net revenues will continue to be affected by the content of titles released by the Company.

     The increase in the Company's net revenues from $161.9 million for the year ended August 31, 1996 to $165.4 million for the year ended August 31, 1997 was predominantly due to sales of the Company's N64 title, Turok:
Dinosaur Hunter, offset by reduced unit sales of 16-bit Software.

     To date, the Company has not generated material revenues from any of its operations other than Software publishing and no assurance can be given that the Company will be able to generate such revenues in the future.

     A significant portion of the Company's revenues in any quarter are generally derived from Software first released in that quarter or in the immediately preceding quarter. See "Factors Affecting Future Performance - Revenue and Earnings Fluctuations; Seasonality."

     In fiscal 1998, WWF War Zone (for multiple platforms), NFL Quarterback Club '98 (for the N64), Forsaken (for multiple platforms) and Extreme G (for the N64) accounted for approximately 18%, 13%, 11% and 11%, respectively, of the Company's gross revenues. In fiscal 1997, Turok: Dinosaur Hunter (for the
N64) accounted for approximately 33% of the Company's gross revenues. In fiscal 1996, no single title accounted for a significant portion of the Company's gross revenues.

     In addition, in fiscal 1997, sales of Software manufactured by Interplay accounted for approximately 9% of the Company's gross revenues. See "Business -- Distribution of Affiliated Labels." The Company did not derive material revenues from the sales of Affiliated Labels Software in fiscal 1996 and 1998 and does not anticipate that such sales will be material in fiscal 1999.

     The Company is substantially dependent on Nintendo, Sony and Sega as the sole manufacturers of the Entertainment Platforms marketed by them, as the sole licensors of the proprietary information and technology needed to develop Software for those platforms and on Nintendo and Sony as the sole manufacturers of Software for the Entertainment Platforms marketed by them. For the years ended August 31, 1996, 1997 and 1998, the Company derived 29%, 41% and 60% of its gross revenues, respectively, from sales of Nintendo-compatible Software, 19%, 28% and 30% of its gross revenues, respectively, from sales of Software for PlayStation and 36%, 12% and less than 1% of its gross revenues, respectively, from sales of Sega-compatible Software. See "Factors Affecting Future Performance - Dependence on Entertainment Platform Manufacturers; Need for License Renewals."

GROSS PROFIT

     Gross profit fluctuates primarily as a result of five factors: (i) the level of returns, sales credits and allowances; (ii) the number of "hit" products and average unit selling prices; (iii) the percentage of sales of CD Software; (iv) the percentage of foreign sales; and (v) the percentage of foreign sales to third-party distributors. All royalties payable to Nintendo, Sony and Sega are included in cost of revenues.

     The Company's gross profit is adversely impacted by increases in the level of returns and allowances to retailers, which reduces the average unit price obtained for its Software sales. Similarly, lack of "hit" titles or a low number of "hit" titles, resulting in lower average unit sales prices, adversely impacts the Company's gross profits.

     The Company's margins on sales of CD Software (currently, PlayStation and
PCs) are higher than those on cartridge Software (currently, N64) as a result of significantly lower CD Software product costs.

     The Company's margins on foreign Software sales are typically lower than those on domestic sales due to higher prices charged by hardware licensors for Software distributed by the Company outside North America. The Company's margins on foreign Software sales to third-party distributors are approximately one-third lower than those on sales that the Company makes directly to foreign retailers.

     Gross profit increased from $75.6 million (46% of net revenues) for the year ended August 31, 1997 to $177.9 million (55% of net revenues) for the year ended August 31, 1998 predominantly due to increased unit sales and higher unit selling prices of the Company's Software.

     Gross profit increased from $(29.8) million ((18)% of net revenues) for the year ended August 31, 1996 to $75.6 million (46% of net revenues) for the year ended August 31, 1997 primarily as a result of lower levels of returns and allowances.

     Management anticipates that the Company's future gross profit will be affected principally by (i) the percentage of returns, sales credits and allowances and other similar concessions in respect of the Company's Software sales and (ii) the Company's product mix (i.e., the percentage of CD Software). Although gross margins on sales of CD Software are higher than on cartridge Software, management believes that if the Company is required to institute stock-balancing programs for its PC Software, the Company will experience higher rates of returns of such product as compared to the historical rate of return of cartridge Software. In such event, management anticipates that its reserves for such returns will increase, thereby offsetting a portion of the higher gross margins generated from PC Software sales.

     The Company purchases substantially all of its products at prices payable in United States dollars. Appreciation of the yen could result in increased prices charged by Nintendo, Sony or Sega to the Company (although, to date, none of them has effected such a price increase), which the Company may not be able to pass on to its customers and which could adversely affect its results of operations.

OPERATING EXPENSES

     In fiscal 1997, the Company effected a variety of cost reduction measures to reduce its operating expenses. The Company realized the benefits of such measures in the fourth quarter of fiscal 1997 and in fiscal 1998 in the form of reduced operating expenses as compared to prior periods. In addition, in fiscal 1998, the Company consolidated or eliminated certain operations.

     Marketing and sales expenses decreased from $116.1 million (72% of net revenues) for the year ended August 31, 1996 to $57.3 million (35% of net revenues) for the year ended August 31, 1997 and to $61.7 million (19% of net revenues) for the year ended August 31, 1998. The percentage decrease is primarily attributable to increased sales volume and cost reduction efforts initiated by the Company to reduce its operating expenses. The dollar increase from fiscal 1997 to fiscal 1998 is primarily attributable to increased sales volume.

     General and administrative expenses decreased from $76.6 million (47% of net revenues) for the year ended August 31, 1996 to $68.8 million (42% of net revenues) for the year ended August 31, 1997 and to $54.1 million (17% of net revenues) for the year ended August 31, 1998 primarily due to the cost reduction efforts initiated by the Company.

     Research and development expenses decreased from $46.9 million (29% of net revenues) for the year ended August 31, 1996 to $41.7 million (25% of net revenues) for the year ended August 31, 1997 and to $37.4 million (11% of net revenues) for the year ended August 31, 1998, primarily due to the consolidation of certain of the Company's studio operations, reduced personnel cost and other cost reduction efforts initiated by the Company.

     Although the Company anticipates that its operating expenses will increase in dollars in fiscal 1999, it does not anticipate that such expenses will increase materially as a percentage of net revenues. However, no assurance can be given that the Company's operating expenses will not increase as a percentage of net revenues or that the cost reduction measures heretofore effected will not materially adversely affect the Company's ability to develop and publish commercially viable titles, or that such measures, whether alone or in conjunction with increased revenues if any, will be sufficient to generate operating profits in fiscal 1999 and beyond. See "Factors Affecting Future Performance - Recent Operating Results."

     Severance charges and other costs related to a Company downsizing of approximately $10 million and $5 million were recorded in fiscal 1997 and 1996, respectively. Downsizing expenditures in fiscal 1998 were consistent with the accrued downsizing charge at August 31, 1997. The remaining accrued downsizing expenses will be paid in fiscal 1999 and relate to employee severance.

     Due to Acclaim Comics' operating losses through May 1997, management's assessment of the state of the comic book industry and management's projections for Acclaim Comics' operations, management believed that there was an impairment in the carrying value of the goodwill relating to the July 1994 acquisition of Acclaim Comics. Accordingly, the Company recorded a write-down of $25.2 million of goodwill in fiscal 1997 to reduce the carrying value of the goodwill associated with Acclaim Comics to its estimated undiscounted future cash flows.

     In conjunction with certain claims and litigations for which the settlement obligation was then probable and estimable, the Company recorded a charge of $23.6 million during fiscal 1997. No assurance can be given that the Company will not be required to record additional material charges in future periods in conjunction with the litigations to which the Company is a party. See Note 17(a) of Notes to Consolidated Financial Statements.

     As of August 31, 1998, the Company had a U.S. tax net operating loss carryforward of approximately $110 million. The Company had an insignificant U.S. federal income tax expense in fiscal 1998 due to the utilization of a portion of its net operating loss carryforwards. The provision for income taxes of $0.8 million primarily relates to state and foreign taxes. See Note 11 of Notes to Consolidated Financial Statements.

SEASONALITY

     The Company's business is seasonal, with higher revenues and operating income typically occurring during its first, second and fourth fiscal quarters (which correspond to the holiday selling season). However, the timing of the delivery of Software titles and the releases of new products cause material fluctuations in the Company's quarterly revenues and earnings, which except for the holiday selling season, may cause the Company's results to vary from the seasonal patterns of the industry as a whole.

LIQUIDITY AND CAPITAL RESOURCES

     The Company derived net cash from operating activities of approximately $23.3 million during the year ended August 31, 1998 and used net cash in operating activities of approximately $29.2 million and $38.3 during the years ended August 31, 1997 and 1996, respectively. The increase in net cash from operating activities in fiscal 1998 is primarily attributable to profitable operations. An income tax refund of approximately $54.0 million related to the carryback of the Company's loss for fiscal 1996 was received and included in the net cash used in operating activities during the year ended August 31, 1997.

     The Company used net cash in investing activities of approximately $3.9 million during the year ended August 31, 1998 and derived net cash from investing activities of approximately $14.5 million and $7.4 million during the years ended August 31, 1997 and 1996, respectively. The decrease in cash provided by investing activities in fiscal 1998 as compared to the fiscal 1997 period is primarily attributable to the proceeds derived from the sale of marketable securities (approximately $10.2 million) and subsidiaries (approximately $7.0 million) in fiscal 1997. The increase in net cash from investing activities in the year ended August 31, 1997 as compared to the year ended August 31, 1996 is primarily attributable to reduced expenditures for fixed assets, offset by lower proceeds (approximately $10.2 million and $14.6 million in fiscal 1997 and fiscal 1996, respectively) derived from the sale of marketable securities.

     The Company derived net cash from financing activities of approximately $1.3 million, $19.4 million and $5.0 million during the years ended August 31, 1998, 1997 and 1996, respectively. The decrease in net cash provided by financing activities in the fiscal 1998 period as compared to the fiscal 1997 period and the increase in net cash derived from financing activities in the fiscal 1997 period as compared to the fiscal 1996 period is primarily attributable to the offering in February 1997 of the Notes due March 1, 2002 with interest payable semiannually commencing September 1, 1997, which was partially offset by the repayment of a term loan from Midland and partial repayment of a mortgage note due to Fleet.

     The Notes were sold at par with proceeds to the Company of $47.4 million, net of expenses. The Indenture contains covenants that, among other things, substantially limit the Company's ability to incur additional indebtedness, issue preferred stock, pay dividends and make certain other payments. The Notes are convertible into shares of Common Stock at a conversion price of $5.18 per share, subject to adjustment under certain conditions. The Notes are redeemable, in whole or in part, at the option of the Company (subject to the rights of holders of senior indebtedness) at 104% of the principal balance at any time on or after March 1, 2000 through February 28, 2001 and at 102% of the principal balance thereafter to maturity.

     In connection with its July 1994 acquisition by the Company, Acclaim Comics entered into a term loan agreement with Midland for $40.0 million. On February 26, 1997, the Company used $16.0 million of the proceeds from the issuance of the Notes to repay the remaining outstanding balance of the term loan.

     The Company generally purchases its inventory of Nintendo and Sega (to the extent not manufactured by the Company) Software by opening letters of credit when placing the purchase order. At August 31, 1998, the amount outstanding under letters of credit was approximately $16.7 million. Other than such letters of credit, the Company does not currently have any material operating or capital expenditure commitments.

     The Company has a revolving credit and security agreement with BNY, its principal domestic bank, which agreement expires on January 31, 2000. The credit agreement may be automatically renewed for another year by its terms, unless terminated upon 90 days' prior notice by either party. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined on a formula based on factored receivables and inventory, which advances are secured by the Company's assets. BNY also acts as the Company's factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At August 31, 1998, the factoring charge was 0.25% of the receivables assigned and the interest on advances was at BNY's prime rate plus one percent. See Note 4 of the Notes to Consolidated Financial Statements and "Factors Affecting Future Performance -- Liquidity and Bank Relationships."

     The Company also has a financing arrangement with Fleet relating to the mortgage on its corporate headquarters. At August 31, 1998, the outstanding principal balance of the Fleet loan was $2.7 million. See Note 9 of the Notes to Consolidated Financial Statements and "Factors Affecting Future Performance -- Liquidity and Bank Relationships."

     Management believes, based on the currently anticipated growth of the installed base of 32- and 64-bit Entertainment Platforms and the cost reduction measures effected by the Company, that the Company's cash and cash equivalents at August 31, 1998 and cash flows from operations will be sufficient to cover its operating expenses and such current obligations as are required to be paid in fiscal 1999. However, no assurance can be given as to the sufficiency of such cash flows in fiscal 2000 and beyond. To provide for its short- and long-term liquidity needs, in fiscal 1997 and 1998, the Company significantly reduced the number of its employees, consolidated or eliminated certain operations, raised $47.4 million of net proceeds from the issuance of Notes, and sold substantially all of the assets of Lazer-Tron. The Company's future liquidity will be materially dependent on its ability to develop and market Software that achieves widespread market acceptance for use with the Entertainment Platforms that dominate the market. There can be no assurance that the Company will be able to publish Software for Entertainment Platforms with significant installed bases.

     The Company is party to various litigations arising in the course of its business, the resolution of none of which, the Company believes, will have a material adverse effect on the Company's liquidity, financial condition and results of operations.

     The Company is also party to certain class action litigations and other claims. In conjunction with claims arising from certain of the Company's acquisitions and then pending litigations and claims for which the settlement obligation was probable and estimable, the Company recorded a charge of $23.6 million during the year ended August 31, 1997. Approximately $11.7 million of these litigation settlements will be satisfied in cash, of which $6.6 million has been paid as of August 31, 1998. The remainder is payable with non-cash items, such as stock and warrants. See Note 17(a) of Notes to Consolidated Financial Statements.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for the Company for fiscal 1999.

     The Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments, and related disclosures about products and services, geographic areas and major customers. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statement disclosures. The Company will adopt this statement effective September 1, 1998, as required. Interim information is not required until the second year of application, at which time comparative information is required.

YEAR 2000 ISSUE

     Until recently, computer programs were generally written using two digits rather than four to define the applicable year. Accordingly, such programs may be unable to distinguish properly between the year 1900 and the year 2000. In fiscal 1997, the Company commenced a Year 2000 date conversion project to address necessary code changes, testing and implementation in respect of its internal computer systems. Project completion is planned for the middle of calendar 1999. To date, the cost of this project has not been material to the Company's results of operations or liquidity and the Company does not anticipate that the cost of completing the project will be material to its results of operations or liquidity in fiscal 1999. Management anticipates that the Company's Year 2000 date conversion project as it relates to the Company's internal systems will be completed on a timely basis. The Company's Software for N64, PlayStation and PCs are Year 2000 compliant. The Company is currently seeking information regarding Year 2000 compliance from vendors, customers, manufacturers, outside developers, and financial institutions associated with the Company. Project completion for this phase is planned for the middle of 1999. However, given the reliance on third-party information as it relates to their compliance programs and the difficulty of determining potential errors on the part of external service suppliers, no assurance can be given that the Company's information systems or operations will not be affected by mistakes, if any, of third parties or third-party failures to complete the Year 2000 project on a timely basis. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

     The cost of the Company's Year 2000 project and the date on which the Company believes it will complete the necessary modifications are based on the Company's estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of resources, third-party modification plans and other factors. The Company presently believes that the Year 2000 issue will not pose significant operational problems for its internal information systems and products. However, if the anticipated modifications and conversions are not completed on a timely basis, or if the systems of other companies on which the Company's systems and operations rely are not converted on a timely basis, the Year 2000 issue could have an adverse effect on the Company's operations.

     The Company does not currently have any contingency plans in place to address the failure of timely conversion of its and/or third-party systems in respect of the Year 2000 issue.

EURO CONVERSION

The January 1, 1999 scheduled adoption of the Euro will create a single-currency market in much of Europe. For a transition period from January 1, 1999 to January 1, 2002, the existing local currencies are anticipated to remain legal tender as denominations of the Euro. The Company does not anticipate that its operations will be materially adversely affected by the conversion to the Euro. The Company has analyzed the impact of conversion to the Euro on its existing systems and operations and intends to implement modifications to its current systems to enable the Company to handle Euro invoicing for transactions commencing in 1999. The Company anticipates that the cost of such modifications will not have a material adverse effect on its results of operations or liquidity. However, no assurance can be given that such modifications will be completed on a timely basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          Independent Auditors' Report

The Board of Directors and Stockholders
 Acclaim Entertainment, Inc.

     We have audited the accompanying consolidated balance sheets of Acclaim Entertainment, Inc. and Subsidiaries as of August 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' (deficiency) equity and cash flows for each of the years in the three year period ended August 31, 1998. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for each of the three years ended August 31, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acclaim Entertainment, Inc. and Subsidiaries as of August 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG PEAT MARWICK LLP

New York, New York
October 22, 1998

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in 000s, except per share data)

                                                                                            August 31,
                                                                                1998                         1997
                                                                                ----                         ----
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                     $47,273                      $26,254
Accounts receivable - net                                                      39,177                       18,729
Inventories                                                                     3,430                        3,546
Prepaid expenses                                                               16,571                       20,250
                                                                               ------                       ------
TOTAL CURRENT ASSETS                                                          106,451                       68,779
                                                                              -------                       ------

OTHER ASSETS
Fixed assets - net                                                             29,294                       34,268
Excess of cost over fair value of net assets acquired - net of
  accumulated amortization of $19,218 and $17,104, respectively                21,433                       23,547
Other assets                                                                    3,229                        6,581
                                                                                -----                        -----
TOTAL ASSETS                                                                 $160,407                     $133,175
                                                                             --------                     --------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Trade accounts payable                                                        $24,218                      $17,007
Short-term borrowings                                                              16                          643
Accrued expenses                                                               92,207                      107,928
Income taxes payable                                                            6,918                        4,840
Current portion of long-term debt                                                 724                        1,002
Obligation under capital leases - current                                       1,468                        1,515
                                                                                -----                        -----
TOTAL CURRENT LIABILITIES                                                     125,551                      132,935
                                                                              -------                      -------
LONG-TERM LIABILITIES
Long-term debt                                                                 51,931                       52,655
Obligation under capital leases - noncurrent                                    1,110                        2,264
Other long-term liabilities                                                     3,588                        4,553
                                                                                -----                        -----
TOTAL LIABILITIES                                                             182,180                      192,407
                                                                              -------                      -------

MINORITY INTEREST                                                                  --                         (186)

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.01 par value; 1,000 shares
  authorized; none issued                                                          --                           --
Common Stock, $0.02 par value; 100,000 shares authorized;
  52,634 and 50,122 shares issued, respectively                                 1,053                        1,002
Additional paid in capital                                                    189,645                      173,373
Accumulated deficit                                                          (209,180)                    (229,870)
Treasury stock, 523 and 474 shares, respectively                               (3,103)                      (2,904)
Foreign currency translation adjustment                                          (188)                        (647)
                                                                                 -----                        -----
TOTAL STOCKHOLDERS' DEFICIENCY                                                (21,773)                     (59,046)
                                                                              --------                     --------
TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIENCY                                                                 $160,407                     $133,175
                                                                             --------                     --------


              See notes to consolidated financial statements.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                        (in 000s, except per share data)

                                                                         Fiscal Year Ended August 31,
                                                               1998                  1997                  1996
                                                               ----                  ----                  ----
NET REVENUES                                                $326,561              $165,411              $161,945
COST OF REVENUES                                             148,660                89,818               191,790
                                                             -------                ------               -------
GROSS PROFIT (LOSS)                                          177,901                75,593               (29,845)
                                                             -------                ------               --------

OPERATING EXPENSES
Marketing and Sales                                           61,691                57,266               116,142
General and Administrative                                    54,149                68,831                76,625
Research and Development                                      37,367                41,689                46,864
Goodwill Writedown                                             -----                25,200                 -----
Litigation Settlements                                         -----                23,550                 -----
Downsizing Charge                                              -----                10,000                 5,000
                                                             -------                ------                 -----
TOTAL OPERATING EXPENSES                                     153,207               226,536               244,631
                                                             -------               -------               -------
EARNINGS (LOSS) FROM OPERATIONS                               24,694              (150,943)             (274,476)
                                                              ------              ---------             ---------

OTHER INCOME (EXPENSE)
Interest income                                                2,196                 2,186                 3,845
Other income (expense)                                           291                (5,702)                4,103
Interest expense                                              (5,727)               (4,601)               (2,339)
                                                              -------               -------               -------

EARNINGS (LOSS) BEFORE INCOME TAXES                           21,454              (159,060)             (268,867)
                                                              ------              ---------             ---------

PROVISION FOR (BENEFIT FROM) INCOME TAXES                        764                   882               (46,393)
                                                                 ---                   ---               --------

EARNINGS (LOSS)  BEFORE MINORITY INTEREST                     20,690              (159,942)             (222,474)
                                                              ------              ---------             ---------

MINORITY INTEREST                                              -----                   714                 1,106
                                                             -------                   ---                 -----

NET EARNINGS (LOSS)                                          $20,690             $(159,228)            $(221,368)
                                                             -------             ----------            ----------

BASIC EARNINGS (LOSS) PER SHARE                                $0.40                $(3.21)               $(4.47)
                                                               -----                -------               -------

DILUTED EARNINGS (LOSS) PER SHARE                              $0.37                $(3.21)               $(4.47)
                                                               -----                -------               -------

              See notes to consolidated financial statements.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' (DEFICIENCY) EQUITY
                        (In 000s, except per share data)

                                      Preferred
                                       Stock(1)      Common Stock
                                    --------------  --------------
                                                                                              (Accumulated             Foreign
                                        Issued          Issued      Additional                 Deficit)                Currency
                                    --------------  --------------   Paid-In     Deferred      Retained     Treasury  Translation
                                    Shares  Amount  Shares  Amount   Capital    Compensation   Earnings      Stock    Adjustment
                                    ------  ------  ------  ------  ----------  ------------  ------------  --------  ----------
Balance August 31, 1995............    --      --   46,281  $ 926    $168,785     $(10,652)    $  153,141   $  (807)   $    811
                                     ----   ------  ------  ------   --------     --------     ----------   --------   --------
 Net Loss..........................    --      --       --     --          --           --       (221,368)       --          --
 Issuances of Common Stock and
   Options.........................    --      --      463      9       7,756       (7,765)            --        --          --
 Deferred compensation expense.....    --      --       --     --          --        3,304             --        --          --
 Exercise of Stock Options and
   Warrants........................    --      --      552     11       3,711           --             --        --          --
 Pooling of Interests with
   Sculptured and Probe............    --      --    2,745     55         (55)          --         (2,415)       --          --
 Tax Benefit from Exercise of Stock
   Options.........................    --      --       --     --         698           --             --        --          --
 Escrowed Shares Received..........    --      --       --     --          --           --             --    (1,006)         --
 Foreign Currency Translation
   Loss............................    --      --       --     --          --           --             --        --      (1,565)
 Unrealized Loss on Marketable
   Equity Securities...............    --      --       --     --          --           --             --        --          --
                                     ----   ------  ------  ------   --------     --------     ----------   --------   --------
Balance August 31, 1996............    --      --   50,041  1,001     180,895      (15,113)       (70,642)   (1,813)       (754)
                                     ----   ------  ------  ------   --------     --------     ----------   --------   --------
 Net Loss..........................    --      --       --     --          --           --       (159,228)       --          --
 Issuances and Cancellations of
   Warrants and Options............    --      --       --     --         722          566             --        --          --
 Deferred compensation expense.....    --      --       --     --          --        6,134             --        --          --
 Exercise of Stock Options.........    --      --       81      1         169           --             --        --          --
 Escrowed Shares Received..........    --      --       --     --          --           --             --    (1,091)         --
 Foreign Currency Translation
   Gain............................    --      --       --     --          --           --             --        --         107
 Unrealized Loss on Marketable
   Equity Securities...............    --      --       --     --          --           --             --        --          --
                                     ----   ------  ------  ------   --------     --------     ----------   --------   --------
Balance August 31, 1997............    --      --   50,122  1,002     181,786       (8,413)      (229,870)   (2,904)       (647)
                                     ----   ------  ------  ------   --------     --------     ----------   --------   --------
 Net Earnings......................    --      --       --     --          --           --         20,690        --          --
 Issuance of Common Stock for
   Litigation Settlements..........    --      --    1,274     26       6,868           --             --        --          --
 Issuances and Cancellations of
   Common Stock and Options........    --      --       15      1         239          690             --        --          --
 Deferred compensation expense.....    --      --       --     --          --        4,190             --        --          --
 Exercise of Stock Options.........    --      --    1,223     24       4,285           --             --        --          --
 Escrowed Shares Received..........    --      --       --     --          --           --             --      (199)         --
 Foreign Currency Translation
   Gain............................    --      --       --     --          --           --             --        --         459
                                     ----   ------  ------  ------   --------     --------     ----------   --------   --------
Balance August 31, 1998............    --      --   52,634  $1,053   $193,178     $ (3,533)    $ (209,180)  $(3,103)   $   (188)
                                     ----   ------  ------  ------   --------     --------     ----------   --------   --------

                                     Unrealized
                                     Gain (Loss) On
                                     Marketable
                                       Equity
                                     Securities        Total
                                     --------------  ---------
Balance August 31, 1995............      $2,503      $ 314,707
                                         ------      ---------
 Net Loss..........................          --       (221,368)
 Issuances of Common Stock and
   Options.........................          --             --
 Deferred compensation expense.....          --          3,304
 Exercise of Stock Options and
   Warrants........................          --          3,722
 Pooling of Interests with
   Sculptured and Probe............          --         (2,415)
 Tax Benefit from Exercise of Stock
   Options.........................          --            698
 Escrowed Shares Received..........          --         (1,006)
 Foreign Currency Translation
   Loss............................          --         (1,565)
 Unrealized Loss on Marketable
   Equity Securities...............      (2,488)        (2,488)
                                         ------      ---------
Balance August 31, 1996............          15         93,589
                                         ------      ---------
 Net Loss..........................          --       (159,228)
 Issuances and Cancellations of
   Warrants and Options............          --          1,288
 Deferred compensation expense.....          --          6,134
 Exercise of Stock Options.........          --            170
 Escrowed Shares Received..........          --         (1,091)
 Foreign Currency Translation
   Gain............................          --            107
 Unrealized Loss on Marketable
   Equity Securities...............         (15)           (15)
                                         ------      ---------
Balance August 31, 1997............           0        (59,046)
                                         ------      ---------
 Net Earnings......................          --         20,690
 Issuance of Common Stock for
   Litigation Settlements..........          --          6,894
 Issuances and Cancellations of
   Common Stock and Options........          --            930
 Deferred compensation expense.....          --          4,190
 Exercise of Stock Options.........          --          4,309
 Escrowed Shares Received..........          --           (199)
 Foreign Currency Translation
   Gain............................          --            459
                                         ------      ---------
Balance August 31, 1998............      $    0      $ (21,773)
                                         ------      ---------

------------------
(1) The Company is authorized to issue 1,000 shares of preferred stock at a par value of $0.01 per share, none of which shares is presently issued and outstanding.

                See notes to consolidated financial statements.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (in 000s, except per share data)

                                                                                Fiscal Year Ended August 31,
                                                                      1998                1997                1996
                                                                      ----                ----                ----
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES

Net Earnings (Loss)                                                 $20,690            $(159,228)          $(221,368)
                                                                    -------            ----------          ----------

Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                     13,237                41,420              14,910
  Loss (gain) on sale of marketable securities                         ---                 1,022              (3,690)
  Provision for returns and discounts                               51,113                28,161             214,079
  Deferred income taxes                                                ---                  ----               4,264
  Minority interest in net earnings of consolidated subsidiary         ---                  (714)             (1,106)
  Deferred compensation expense                                      4,190                 6,134               3,304
  Non-cash inventory charges                                           ---                   ---              25,753
  Non-cash royalty charges                                           2,025                15,010              30,432
  Litigation settlements                                               ---                23,550                 ---
  Other non-cash items                                               1,329                 1,403               1,577
  Change in assets and liabilities, net of effects of
    acquisitions:
     Increase in accounts receivable (net of advances)             (70,196)              (28,480)            (28,123)
     Decrease (Increase) in inventories                                171                 1,299             (17,842)
     Decrease (Increase) in prepaid expenses                         3,724                (9,931)              6,740
     Increase (Decrease) in trade accounts payable                   7,068               (11,598)            (21,046)
     Decrease in accrued expenses                                  (10,307)               (1,056)            (14,612)
     Increase (Decrease) in income taxes payable                     1,264                 4,873             (31,572)
     Decrease in income taxes receivable                               ---                54,334                 ---
     (Decrease) Increase in other long-term liabilities               (965)                4,553                 ---
                                                                      -----                -----              ------
Total adjustments                                                    2,653               129,980             183,068
                                                                     -----               -------             -------

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                                23,343               (29,248)            (38,300)
                                                                    ------               -------             --------

CASH FLOWS (USED IN) PROVIDED BY
  INVESTING ACTIVITIES
Acquisition/divestiture of subsidiaries, net                           ---                 6,964               7,912
Sales of marketable equity securities                                  ---                10,241              14,599
Acquisition of fixed assets, excluding capital leases               (3,941)               (2,671)            (13,488)
Disposal of fixed assets                                               162                   334                 133
Acquisition of other assets                                           (160)                 (340)             (1,731)
                                                                      -----                 -----             -------
NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                                                (3,939)               14,528               7,425
                                                                    -------               ------               -----

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Continued)
                        (in 000s, except per share data)

                                                                              Fiscal Year Ended August 31,
                                                                      1998                  1997                1996
                                                                      ----                  ----                ----
CASH FLOWS PROVIDED BY
  FINANCING ACTIVITIES
Proceeds from convertible subordinated notes                           ---               $47,400                 ---
Proceeds from mortgage                                                 ---                   ---              $6,676
Payment of mortgage                                                $(1,002)               (2,870)               (223)
Proceeds from short-term bank loans                                    ---                12,761              15,873
Payment of short-term bank loans                                      (627)              (17,095)            (14,337)
Exercise of stock options                                            4,309                   170               3,722
Payment of obligation under capital leases                          (1,201)               (2,376)               (496)
Issuance of Common Stock                                               ---                   ---                   4
Payment of long-term debt                                              ---               (19,000)             (6,196)
Other financing activities                                            (174)                  458                 ---
                                                                      -----                  ---                 ---
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                               1,305                19,448               5,023
                                                                     -----                ------               -----

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                310                 2,712                 (83)
                                                                       ---                 -----                 ----

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                  21,019                 7,440             (25,935)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                              26,254                18,814              44,749
                                                                    ------                ------              ------

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                                   $47,273               $26,254             $18,814
                                                                   -------               -------             -------


Supplemental schedule of noncash investing and financing
activities:
                                                                      1998                  1997                1996
                                                                      ----                  ----                ----
Acquisition of equipment under capital leases                         $350                  $391              $4,631


Cash (paid) received during the year for:
     Interest                                                      $(7,644)              $(6,350)            $(8,756)
     Income taxes                                                      130                57,148              18,719


              See notes to consolidated financial statements.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
                        (in 000s, except per share data)

1.  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A.  Business

    Acclaim Entertainment, Inc. ("Acclaim" or the "Company") is a worldwide developer, publisher, mass marketer and distributor of interactive entertainment software ("Software") for use with dedicated interactive entertainment hardware platforms and multimedia personal computer systems. The Company owns and operates its own Software development and motion capture studios. The Company also develops and publishes Software strategy guides and comic book magazines.

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

E.  Prepaid Royalties

    Royalty advances represent advance payments primarily made to licensors of intellectual properties. All payments included in prepaid royalties are recoupable against future royalties due for software or intellectual properties licensed under the terms of the agreements. Prepaid royalties are expensed at contractual royalty rates based on actual net product sales. That portion of prepaid royalties deemed unlikely to be recovered through product sales is charged to expense. Royalty advances are classified as current or noncurrent assets based on estimated net product sales within the next year.

F.  Fixed Assets

    Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, or, where applicable, the terms of the respective leases, whichever is shorter. The asset values of capitalized leases are included in fixed assets and the associated liabilities are reflected as obligations under capital leases.

G.  Excess of Cost Over Fair Value of Net Assets Acquired

    Excess of cost over fair value of net assets acquired is being amortized on the straight-line basis over periods ranging from five to twenty years. As of August 31, 1998, the balance, net of accumulated amortization, is comprised of $20,104 related to the fiscal 1994 acquisition of Acclaim Comics, Inc., which is being amortized on a straight-line basis over 20 years since the fourth quarter of fiscal 1996, and previously over forty years, and $1,329 related to the fiscal 1995 acquisition of Iguana Entertainment, Inc., which is being amortized over five years. It is the Company's policy to evaluate and recognize

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
                        (in 000s, except per share data)

1.  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

an impairment of goodwill if it is probable that the recorded amounts are in excess of anticipated undiscounted future cash flows.

    Due to Acclaim Comics' operating losses through May 1997, management's assessment of the state of the comic book industry and management's projections for Acclaim Comics' operations at that time, management believed that there was an impairment in the carrying value of the goodwill relating to the acquisition of Acclaim Comics. Accordingly, in the third quarter of fiscal 1997, the Company recorded a write-down of $25,200 to reduce the carrying value of the goodwill associated with Acclaim Comics to its estimated undiscounted future cash flows.

H.  Net Revenues

    Revenues are recorded when products are shipped to customers. The Company is generally not contractually obligated to accept returns, except for defective product. However, the Company may permit its customers to return or exchange product and may provide pricing allowances on products unsold by a customer. Revenue is recorded net of an allowance for estimated returns, price concessions and other discounts. Such allowance is reflected as a reduction to accounts receivable when the Company expects to grant credits for such items; otherwise, it is reflected as a liability.

    Statement of Position ("SOP") 97-2, "Software Revenue Recognition", is effective for transactions entered into in fiscal years beginning after December 15, 1997 (September 1, 1998 for the Company). SOP 97-2 indicates that revenue for noncustomized software should be recognized when persuasive evidence of an arrangement exists, the software has been delivered, the Company's selling price is fixed or determinable and collectibility of the resulting receivable is probable. The implementation of SOP 97-2 is not expected to have a significant impact on the Company's results of operations.

I.  Income Taxes

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

J.   Long-Lived Assets

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

K.  Foreign Currency

    Assets and liabilities of foreign operations are translated at rates of exchange at the end of the period, while results of operations are translated at average exchange rates in effect for the period. Unrealized gains and losses from the translation of foreign assets and liabilities are classified as a separate

                          ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FISCAL YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
                        (in 000s, except per share data)

1.  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

component of stockholders' equity. Included in other income (expense) are realized gains and (losses) from foreign currency transactions of $5,854 and $(6,267); $2,668 and $(5,074); and $2,917 and $(2,832) in fiscal 1998, 1997 and
1996, respectively. The Company does not enter into material foreign currency hedging transactions.

L.  Accounting for Stock-Based Compensation

    The Company records compensation expense for employee and director stock options and warrants if the market price of the underlying stock on the date of the grant exceeds the exercise price. On September 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The Company has elected not to implement the fair value based accounting method for employee and director stock options and warrants, but has elected to disclose the pro forma net earnings and pro forma earnings per share including compensation expense for employee and director stock option and warrant grants made beginning in fiscal 1996 as if such method had been used.

M.  Financial Instruments

    As of August 31, 1998, the fair value of certain financial instruments including cash equivalents, receivables, trade accounts payable, short-term borrowings and certain other liabilities approximates book value due to the short maturity of these instruments. The carrying value of the Company's mortgage note payable approximated fair value since this instrument has a prime based interest rate that is adjusted for market rate fluctuations. The fair value of the 10% Convertible Subordinated Notes at August 31, 1998 was approximately $56,000 based on a quoted market value.

N.  Estimates

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

O.  Reclassifications

    Certain reclassifications were made to prior period amounts to conform to the current period presentation format.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
                        (in 000s, except per share data)

2.  LICENSE AGREEMENTS

    The Company has various license agreements with Nintendo Co., Ltd. (Japan) (Nintendo Co., Ltd. and its subsidiary, Nintendo of America, Inc., are collectively herein referred to as "Nintendo") pursuant to which it has the nonexclusive right to utilize the "Nintendo" name and its proprietary information and technology in order to develop and market Software for various Nintendo platforms, including N64, in various territories throughout the world. The license agreements with Nintendo for the different platforms expire at various times through 2001.

    In April 1992, the Company entered into an agreement with Sega Enterprises Ltd. ("Sega"), pursuant to which the Company received the nonexclusive right to utilize the "Sega" name and its proprietary information and technology in order to develop and distribute software titles for use with various Sega platforms. The agreement, as amended, expired in December 1995. Since such time, the Company and Sega have operated in the ordinary course under the terms of the expired Sega Agreement, an oral agreement and other arrangements. In fiscal 1998, the Company derived less than one percent of its gross revenues from sales of Software on Sega platforms.

    In December 1994, the Company entered into an agreement with Sony Computer Entertainment of America pursuant to which the Company received the nonexclusive right to utilize its proprietary information and technology in order to develop and distribute Software for use with the Sony PlayStation in North America, Europe and Japan for a four year period expiring in December 1998. The Company is currently negotiating the terms of new agreements with Sony.

3.  ACQUISITIONS AND DIVESTITURES

SCULPTURED SOFTWARE, INC.

    On October 10, 1995, the Company acquired all the issued and outstanding stock of Acclaim Studios - Salt Lake City, Inc., formerly Sculptured Software Inc., a software developer, for 1,013 shares of the Company's Common Stock. The acquisition was accounted for as a pooling of interests and, accordingly, the Company's financial statements for the year ended August 31, 1996 include the results of Sculptured.

PROBE ENTERTAINMENT LIMITED.

    On October 16, 1995, the Company acquired all the issued and outstanding stock of Probe Entertainment Limited, a software developer, for 1,732 shares of the Company's Common Stock. The acquisition was accounted for as a pooling of interests and, accordingly, the Company's financial statements for the year ended August 31, 1996 include the results of Probe.

LAZER-TRON CORPORATION

    On March 5, 1997, the Company sold substantially all the assets and certain liabilities of Acclaim Redemption Games, Inc., formerly Lazer-Tron, which was acquired in 1995, for $6,000 in cash. In connection with the sale, the Company granted options to purchase 198 shares of Common Stock to Lazer-Tron's employees under the 1988 Stock Option Plan with a fair value of $720. Including related costs, no gain or loss resulted from this transaction.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FISCAL YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
                       (in 000s, except per share data)

4.  ACCOUNTS RECEIVABLE

    Accounts receivable are comprised of the following:

                                                                               August 31,
                                                                      1998                       1997
                                                                      ----                       ----
Receivables assigned to factor                                     $79,338                    $13,337
Advances from (to) factor                                           34,914                     (3,780)
                                                                    ------                     -------
Due from factor                                                     44,424                     17,117
Unfactored accounts receivable                                       6,398                      4,873
Foreign accounts receivable                                         22,201                     12,434
Other receivables                                                    3,414                      3,085
Allowances for returns and discounts                               (37,260)                   (18,780)
                                                                   --------                   --------
                                                                   $39,177                    $18,729
                                                                   -------                    -------

     Pursuant to a factoring agreement, the Company's principal bank acts as its factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At August 31, 1998, the factoring charge amounted to 0.25% of the receivables assigned. The Company's obligations to the bank are collateralized by all of the Company's and its North American subsidiaries' accounts receivable, inventories and equipment. The advances for factored receivables are made pursuant to a revolving credit and security agreement, which expires on January 31, 2000. Pursuant to the terms of the agreement, as amended, which can be canceled by either party upon 90-days notice prior to the end of the term, the Company is required to maintain specified levels of working capital and tangible net worth, among other covenants. In February 1997, certain bank fees were paid with the issuance of immediately exercisable warrants to purchase 200 shares of Common Stock at an exercise price of $3.97 per share, which warrants expire on February 19, 2006. The fair value of the warrants of $568 was expensed in fiscal 1997.

     The Company draws down working capital advances and opens letters of credit (up to an aggregate maximum of $20 million) against the facility in amounts determined on a formula based on factored receivables, inventory and cost of imported goods under outstanding letters of credit. Interest is charged at the bank's prime lending rate plus one percent per annum (9.5% at August 31, 1998) on such advances. As of August 31, 1998, the Company was in compliance with the covenants under its revolving credit facility.

     Pursuant to the terms of certain distribution, warehouse and credit and collection agreements, certain of the Company's foreign accounts receivable are due from distributors. These receivables are not collateralized and as a result management continually monitors the financial condition of these distributors. No additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's accounts receivable. At August 31, 1998 and 1997, the balance due from a distributor was approximately 24% and 25%, respectively, of foreign accounts receivable.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FISCAL YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
                       (in 000s, except per share data)

5. PREPAID EXPENSES

   Prepaid expenses are comprised of the following:

                                                                                 August 31,
                                                                      1998                       1997
                                                                      ----                       ----
Royalty advances                                                    $2,754                     $4,322
Prepaid advertising costs                                            1,883                      1,470
Prepaid product costs                                                4,174                      8,826
Prepaid taxes                                                        3,441                      1,876
Other prepaid expenses                                               4,319                      3,756
                                                                     -----                      -----
                                                                   $16,571                    $20,250
                                                                   -------                    -------

     Prepaid advertising costs consist principally of advance payments in respect of television and other media advertising. Advertising expenses are charged to income as incurred. Prepaid product costs represent advance payments for third party product purchases in Europe.

6. FIXED ASSETS

   The major classes of fixed assets are as follows:

                                                                             August 31,
                                                                     1998                       1997
                                                                     ----                       ----
Buildings and improvements                                         $24,014                    $24,110
Furniture, fixtures and equipment                                   30,267                     32,821
Automotive equipment                                                   988                      1,296
                                                                       ---                      -----
                                                                    55,269                     58,227
Less:  accumulated depreciation                                    (25,975)                   (23,959)
                                                                   --------                  --------
                                                                   $29,294                    $34,268
                                                                   -------                    -------

   The estimated useful lives of these assets are:

Buildings and improvements                                            1 to 20 years
Furniture, fixtures and equipment                                     1 to 7 years
Automotive equipment                                                  3 to 5 years

7. SHORT-TERM BORROWINGS

     Short-term borrowings at August 31, 1998 and 1997 consisted of $16 and $643, respectively, outstanding under a short-term loan from a bank in France. The short-term loan provides for borrowings of up to $660. The average annual interest rate applicable to the loan for the years ended August 31, 1998 and 1997 was approximately 7.15% and 5%, respectively.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FISCAL YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
                       (in 000s, except per share data)

8. ACCRUED EXPENSES

   Accrued expenses are comprised of the following:

                                                                                August 31,
                                                                     1998                       1997
                                                                     ----                       ----
Accrued royalties payable and licensing obligations                $36,221                    $31,902
Accrued selling expenses and sales allowances                       20,260                     22,941
Accrued litigation settlements (Note 17(a))                          8,130                     18,017
Accrued downsizing expenses                                            813                     11,300
Accrued payroll and payroll taxes                                    4,911                      2,010
Other accrued taxes                                                  6,386                      6,077
Accrued interest expense                                               ---                      2,569
Other accrued expenses                                              15,486                     13,112
                                                                    ------                     ------
                                                                   $92,207                   $107,928
                                                                   -------                   --------

In fiscal 1997 and 1996, the Company reduced the number of its personnel and accrued $10,000 and $5,000, respectively, for severance and other costs associated with the downsizing of the Company. A significant portion of the costs were paid in fiscal 1998 and relate to employee severance, lease commitments for idle facilities and write-offs of non-productive fixed assets. The costs incurred through August 31, 1998 were consistent with the original accrual. As of August 31, 1998, the remaining liability of $813 relates to monthly severance payments payable through May 1999.

9. LONG-TERM DEBT

   Long-term debt consists of the following:

                                                                            August 31,
                                                                  1998                       1997
                                                                  ----                       ----
(A) 10% Convertible Subordinated Notes due 2002                $50,000                    $50,000
(B) Mortgage note                                                2,655                      3,657
                                                                 -----                      -----
                                                                52,655                     53,657
    Less: current portion                                          724                      1,002
                                                                   ---                      -----
                                                               $51,931                    $52,655
                                                               -------                    -------

     (A) In February 1997, the Company issued $50,000 of unsecured 10% Convertible Subordinated Notes ("Notes") due March 1, 2002 with interest payable semiannually. The Notes were sold at par with proceeds to the Company of $47,400, net of expenses. The indenture governing the Notes contains covenants that, among other things, substantially limit the Company's ability to incur additional indebtedness, issue preferred stock, pay dividends and make certain other payments. The Notes are convertible into shares of Common Stock prior to maturity, unless previously redeemed, at a conversion price of $5.18 per share, subject to adjustment under certain conditions. The Notes are redeemable in whole or in part, at the option of the Company (subject to the rights of holders of senior indebtedness) at 104% of the principal balance at any time on or after March 1, 2000 through February 28, 2001 and at 102% of the principal balance thereafter to maturity.

     (B) Interest on the mortgage note until April 30, 1997 was charged at the bank's prime lending rate and is currently charged at the bank's prime lending rate plus one percent per annum (9.5% at August 31, 1998). The mortgage note is collateralized by a building (Corporate Headquarters) with a carrying value of approximately $15,382. As of August 31, 1996 and November 30, 1996, the Company was in default of various financial and other covenants with the mortgage lender. The mortgage lender waived these past defaults, conditioned upon the mortgage lender receiving $2,000 from the net proceeds from the

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FISCAL YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
                       (in 000s, except per share data)

9. LONG-TERM DEBT - (Continued)

issuance of the Notes and the Company accelerating payment terms on the balance of the loan. The Company used $2,000 of the net proceeds from the issuance of the Notes to repay a portion of the mortgage note and under the Note Modification Agreement dated September 11, 1997 made an additional accelerated payment of $500 over nine months through January 1998. The Company makes quarterly payments of $181 payable until February 1, 2002.

     Maturities of long-term debt are as follows:

             Years ending August 31,

                      1999                                  $724
                      2000                                   724
                      2001                                   724
                      2002                                50,483
                                                          ------
                                                         $52,655
                                                         -------

10. OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES

     The Company is committed under various capital leases for equipment expiring at various dates through 2006. Future minimum payments required under such leases are as follows:

             Years ending August 31,

                      1999                                $1,621
                      2000                                   540
                      2001                                   292
                      2002                                   199
                      2003                                   157
                      Thereafter                              84
                                                              --
             Total minimum lease payments                  2,893
             Less:  amount representing interest             315
                                                             ---
             Present value of net minimum lease payments  $2,578
                                                          ------

     The present value of net minimum lease payments is reflected in the August 31, 1998 balance sheet as current and noncurrent obligations under capital leases of $1,468 and $1,110, respectively.

     The Company has operating leases for rental space and equipment which expire on various dates through 2004. The leases provide for contingent rentals based upon escalation clauses. Future minimum rental payments required under such leases are as follows:

             Years ending August 31,

                      1999                                $2,897
                      2000                                 2,510
                      2001                                 1,883
                      2002                                 1,423
                      2003                                 1,004
                      Thereafter                           2,288
                                                           -----
             Total minimum operating lease payments      $12,005
                                                         -------

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FISCAL YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
                       (in 000s, except per share data)

10. OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES - (Continued)

    Rent expense under operating leases was $2,632, $3,402 and $3,250 for fiscal 1998, 1997 and 1996, respectively.

11. PROVISION FOR (BENEFIT FROM) INCOME TAXES

    The provision for (benefit from) income taxes consists of the following:

                                                                         1998                1997                1996
                                                                         ----                ----                ----
Current:
Federal                                                                  $35                 ---            $(52,808)
Foreign                                                                  320                $860               1,453
State                                                                    409                  22                 ---
                                                                         ---                  --               -----
                                                                         764                 882             (51,355)
                                                                         ---                 ---             --------

Deferred:
Federal                                                                  ---                  75               4,264
Foreign                                                                  ---                 (75)                ---
                                                                       -----                 ----              -----
                                                                         ---                 ---               4,264
                                                                       -----               -----               -----
Charge in lieu of income taxes                                           ---                 ---                 698
                                                                       -----               -----                 ---
Total income tax provision (benefit)                                    $764                $882            $(46,393)
                                                                        ----                ----            ---------

     The charge in lieu of income taxes relates to the tax benefit arising from the exercise of nonqualified stock options and disqualifying dispositions of incentive stock options.

     A reconciliation of the federal statutory income tax rate with the effective income tax rate follows:

                                                                       1998                 1997                1996
                                                                       ----                 ----                ----
Statutory tax rate                                                     35.0%               (35.0)%             (35.0)%

State income taxes, net of
  federal income tax benefit                                            1.9                  ---                 ---
(Decrease) increase in valuation allowance                            (48.0)                27.2                12.2
Net operating loss carryback benefit
  at less than statutory rate                                           ---                  ---                 4.2
Nondeductible expenses                                                 12.3                  6.8                 0.9
Foreign tax rate differential, net of
  foreign tax credits                                                  (2.4)                 ---                 0.1
Other                                                                   4.8                  1.6                 0.3
                                                                        ---                  ---                 ---
Effective income tax rate                                               3.6%                 0.6%              (17.3)%
                                                                        ----                 ----              -------

     The tax effects of temporary differences that give rise to the net deferred tax assets recorded on the consolidated balance sheets as of August 31, 1998 and 1997 are as follows:

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FISCAL YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
                       (in 000s, except per share data)

11. PROVISION FOR (BENEFIT FROM) INCOME TAXES (Continued)

                                                           1998                             1997
                                                           ----                             ----
Reserves and allowances                                 $11,443                          $13,547
Accrued expenses                                          5,399                           13,171
Federal net operating loss
    carryforwards                                        38,500                           37,730
Foreign net operating loss
    carryforwards                                         3,449                           10,903
Other                                                       432                            1,395
                                                            ---                            -----
                                                         59,223                           76,746
Valuation allowance                                      59,223                           76,746
                                                         ------                           ------
                                                           ----                             ----
                                                       --------                         --------

     As of August 31, 1998, the Company has a U.S. tax net operating loss carryforward of approximately $110,000 expiring in fiscal 2011 to 2012. At August 31, 1998 the Company has provided a valuation allowance of $59,223 against its net deferred tax assets due to the Company's recent cumulative pre-tax losses and lack of significant offsetting objective evidence that the deferred tax assets are realizable. If the entire deferred tax asset were realized, $506 would be allocated to paid-in capital with the remainder reducing income tax expense.

     A provision for additional taxes on income which would become payable upon the repatriation of the earnings from its foreign subsidiaries has not been provided since, upon repatriation, the tax consequences of such distributions would be substantially offset by available foreign tax credits.

12. EARNINGS (LOSS) PER SHARE

    In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per share is computed based upon the weighted average number of shares of Common Stock outstanding. Diluted earnings (loss) per share is computed based upon the weighted average number of shares of Common Stock outstanding increased by dilutive Common Stock options and warrants and the effect of assuming the conversion of the outstanding Notes, if dilutive. Prior year earnings per share data has been restated to apply the provisions of SFAS 128. The table below provides the components of the per share computations.

                                                              1998           1997              1996
                                                              ----           ----              ----
Basic EPS Computation
---------------------
Net earnings (loss)                                        $20,690       $(159,228)        $(221,368)
Weighted average
  common shares outstanding                                 51,123           49,670            49,515
Basic earnings (loss) per share                              $0.40          $(3.21)           $(4.47)

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FISCAL YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
                       (in 000s, except per share data)

12. EARNINGS (LOSS) PER SHARE - (Continued)

                                                              1998             1997              1996
                                                              ----             ----              ----
Diluted EPS Computation
-----------------------
Net earnings (loss)                                        $20,690       $(159,228)        $(221,368)
Weighted average
  common shares outstanding                                 51,123           49,670            49,515
Stock options and warrants                                   5,472              ---               ---
10% convertible subordinated notes                             ---              ---               ---
                                                            ------           ------            ------
Diluted common shares outstanding                           56,595           49,670            49,515
Diluted earnings (loss) per share                            $0.37          $(3.21)           $(4.47)

The assumed conversion of the outstanding Notes was excluded from the above diluted earnings per share calculations since they were anti-dilutive.

13. STOCK OPTION AND PURCHASE PLANS

    (A) The Company's 1988 Stock Option Plan provided for the grant of up to 25,000 shares of Common Stock to employees, directors and consultants; that plan expired in May 1998. On October 1, 1998, the stockholders authorized the adoption of the 1998 Stock Incentive Plan which provides for the grant of up to 5,442 shares of Common Stock to employees, directors and consultants. Under both plans, the exercise price per share of all incentive stock options granted to employees was at the market price, or 110% thereof for certain employees, and, for non-incentive options, not less than 85% of market price, of the Common Stock on the date of grant. Generally, outstanding options become exercisable ratably over a three year period from the date of grant (although this may be accelerated due to retirement or death). Outstanding options must generally be exercised within ten years from the date of grant or, with respect to incentive options, within five years from the date of grant for certain employees. At August 31, 1998, options to purchase approximately 6,776 shares at a weighted-average exercise price of $5.20 per share were exercisable and 5,327 options to purchase shares were available for future grant.

   Transactions are summarized as follows:

                                                                     Shares Under Option                 Weighted
                                                                  ------------------------------          Average
                                                                  Incentive        Non-Incentive      Exercise Price
                                                                  ---------        -------------      --------------
Outstanding, August 31, 1995                                         4,371            5,827                    $9.90
                                                                     -----            -----
Granted                                                              1,239            2,799                    $7.99
Exercised                                                             (384)             (95)                   $5.68
Cancelled                                                             (241)          (1,234)                  $14.71
                                                                      -----          -------
Outstanding, August 31, 1996                                         4,985            7,297                    $8.87
                                                                     -----            -----
Granted                                                              8,754            5,242                    $4.06
Exercised                                                             (80)              (1)                    $2.07
Cancelled                                                          (7,976)          (3,156)                    $7.89
                                                                   -------          -------
Outstanding, August 31, 1997                                         5,683            9,382                    $5.16
                                                                     -----            -----
Granted                                                              1,484            3,145                    $4.64
Exercised                                                            (529)            (694)                    $3.52
Cancelled                                                          (1,680)          (2,605)                    $6.41
                                                                   -------          -------
Outstanding, August 31, 1998                                        4,958            9,228                     $4.75
                                                                    -----            -----

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
                        (in 000s, except per share data)

13. STOCK OPTION AND PURCHASE PLANS - (Continued)

    In addition, options to purchase 37 shares of Common Stock at $4.17 per share, 12 shares of Common Stock at $2.08 per share, 11 shares of Common Stock at $3.92 per share, 37 shares of Common Stock at $16 per share, 167 shares of Common Stock at $3.375 per share were granted outside the 1988 Stock Option Plan and 1998 Stock Incentive Plan and remain outstanding at August 31, 1998.

    The options outstanding as of August 31, 1998 are summarized in ranges as follows:

Incentive Options:
                                             Weighted Average          Number of Incentive            Weighted Average
             Range of Exercise Price         Exercise Price            Options Outstanding        Remaining Life (Years)
             -----------------------         ----------------          -------------------        ----------------------
                     $1.95 - 3.94                  $3.56                     3,375                         8
                     $3.95 - 5.92                  $4.42                       906                         9
                    $5.93 - 13.75                  $7.63                       677                        10
                                                                               ---
                                                                             4,958

Non-Incentive Options:
                                             Weighted Average        Number of Non-Incentive          Weighted Average
             Range of Exercise Price         Exercise Price            Options Outstanding        Remaining Life (Years)
             -----------------------         ----------------          -------------------        ----------------------
                     $1.95 - 3.94                  $3.15                     5,633                         6
                     $3.95 - 9.49                  $5.07                     2,508                         8
                    $9.50 - 24.00                 $14.53                     1,087                         6
                                                                             -----
                                                                             9,228


    The per share weighted average fair value of stock options granted during fiscal 1998, 1997 and 1996 was $2.79, $2.49 and $5.09, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk free interest rate of 5.24%, 5.94% and 6.03%, respectively, expected stock volatility of 82%, 96% and 77%, respectively, and an expected option life of 3 years.

    The Company applied APB Opinion No. 25 in accounting for its stock option grants and, accordingly, no compensation cost has been recognized in the financial statements for its employee stock options which have an exercise price equal to or greater than the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings (loss) and net earnings (loss) per share would have been the following pro forma amounts:

                                                    1998            1997              1996
                                                    ----            ----              ----
    Net earnings (loss):
             As reported                          $20,690       $(159,228)        $(221,368)
             Pro forma                            $14,208       $(163,593)        $(221,440)
    Diluted net earnings (loss) per share:
             As reported                            $0.37          $(3.21)           $(4.47)
             Pro forma                              $0.25          $(3.29)           $(4.47)


    Pro forma net earnings (loss) reflects only options granted in fiscal 1996 and thereafter. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings (loss) amounts presented above because compensation cost is reflected

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
                        (in 000s, except per share data)

13. STOCK OPTION AND PURCHASE PLANS - (Continued)

over the options' vesting period and compensation cost for options granted prior to September 1, 1995 was not considered.

    (B) Effective May 4, 1998, the Company adopted an Employee Stock Purchase Plan to provide employees who meet eligibility requirements an opportunity to purchase shares of its Common Stock through payroll deductions of up to 10% of eligible compensation. Bi-annually, participant account balances are used to purchase shares of stock at 85 percent of the lesser of the fair market value of shares on the exercise date and the offering date. The employee stock purchase plan remains in effect for a term of twenty years, unless sooner terminated by the Board of Directors. A total of 3,000 shares are available for purchase under the plan. As of August 31, 1998, no shares have been purchased under the plan. Compensation expense will be recognized for the fair value of the employee's purchase rights using the Black-Scholes model.

14. EQUITY

    At August 31, 1998 and 1997, 2,625 stock warrants were outstanding and exercisable. The stock warrants entitle the holders thereof to purchase 1,500 shares of Common Stock at $2.42 per share and 1,125 shares of Common Stock at $3.00 per share. The stock warrants expire in 2001.

    In addition, outstanding stock warrants to purchase shares of Lazer-Tron Corporation were converted into warrants entitling the holders thereof to purchase 17 shares of Common Stock at $30.57 per share at August 31, 1998 and 1997 and 40 shares of Common Stock at $9.55 per share at August 31, 1998 and 1997. In addition, certain of such warrants entitle the holders thereof to receive warrants to purchase 20 shares of Common Stock at $15.92 per share at August 31, 1998 and 1997. These warrants expire at various times through 1999.

    Deferred compensation at August 31, 1998 and 1997 includes $1,092 and $5,736, respectively, which represents Common Stock escrowed on behalf of certain executives pursuant to employment agreements. The Common Stock is ratably released from escrow and the fair value of the Common Stock is recorded as expense when earned over the five-year term of the agreements; the shares are recoverable by the Company if the executive's employment with the Company is terminated upon the occurrence of certain events specified in the respective employment agreements.

    In fiscal 1996, the Company issued 463 shares of restricted Common Stock to employees. The fair value of the Common Stock issued of $4,990 is being expensed when earned over the five-year period that the restrictions lapse. If employment with the Company is terminated by the employee, any remaining restricted shares will be returned to the Company. In fiscal 1997, in accordance with the settlement of a claim against the Company, the Company accelerated the vesting of certain restricted shares of Common Stock and recorded the related deferred compensation as an expense in fiscal 1997. In fiscal 1998, the Company awarded 15 shares of restricted Common Stock to an employee. The fair value of the Common Stock of $114 is being expensed when earned over the eight month period until the restrictions lapse. Deferred compensation includes $433 at August 31, 1998 and $1,495 at August 31, 1997 related to such restricted stock awards.

    Also included in deferred compensation at August 31, 1998 and 1997 is $2,008 and $1,182, respectively, related to fiscal 1998 and 1996 grants of stock options with exercise prices of less than the fair value of the Common Stock on the date of grant. Total deferred compensation was $2,964 and

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
                        (in 000s, except per share data)

14. EQUITY - (Continued)

$2,775 for the 1998 and 1996 grants, respectively, which is being expensed at varying amounts through 2000.

    In fiscal 1998, the Company granted a total of 390 options to non-employees for services. The exercise price of the options was equal to the fair value of the Common Stock on the grant date. The fair value of the options aggregating $674 was expensed in fiscal 1998.

15. MAJOR SUPPLIERS AND CUSTOMERS AND RELATED PARTY TRANSACTIONS

A. Major Suppliers and Customers

    The Company is substantially dependent on Nintendo, Sony and Sega as the sole manufacturers of the hardware platforms marketed by them and as the sole licensors of the proprietary information and technology needed to develop Software for those platforms. For the years ended August 31, 1998, 1997 and 1996, the Company derived 60%, 41% and 29% of its gross revenues, respectively, from sales of Nintendo-compatible Software, 30%, 28% and 19% of its gross revenues, respectively, from sales of Software for PlayStation and less than 1%, 12% and 36% of its gross revenues, respectively, from sales of Sega-compatible Software.

    The Company markets its products primarily to mass merchandise companies, large retail toy store chains, department stores and specialty stores. Sales to one customer represented 15% and 12% of revenues for the years ended August 31, 1998 and 1997, respectively. No one customer accounted for more than 10% of revenues for the year ended August 31, 1996.

B. Related Party Transactions

    Sales commissions are payable to one company in fiscal 1998 and to two companies in fiscal 1997 and 1996 owned or controlled by one of the Company's principal stockholders for sales obtained by these companies. These commissions amounted to approximately $599, $535 and $515 for the years ended August 31, 1998, 1997 and 1996, respectively, of which $70 and $66 are included in accrued expenses at August 31, 1998 and 1997, respectively.

    As of August 31, 1998, included in other receivables are loans receivable of $750 in the aggregate to two executive officers of the Company. Of such amounts, $550 bears no interest and is due over five years and $200 bears interest at the applicable federal rate and is payable on demand.

16. OPERATIONS IN GEOGRAPHIC AREAS

    The Company is primarily engaged in one industry segment, the development, marketing and distribution of Software products. The following information sets forth geographic information for the Company's net revenues, earnings (loss) from operations and identifiable assets.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
                        (in 000s, except per share data)

16. OPERATIONS IN GEOGRAPHIC AREAS - (continued)

                        United States          Europe             Japan           Other          Eliminations       Consolidated
                        -------------          ------             -----           -----          ------------       ------------
Year ended August 31,
1998:
Sales to unaffiliated
   customers                $216,830         $107,032             $2,699            -----           ------            $326,561
Transfers between
   geographic areas            6,546               72             ------            -----          $(6,618)              -----
                               -----               --             ------          -------          --------              -----
Total net revenues          $223,376         $107,104             $2,699           $-----          $(6,618)           $326,561
                            --------         --------             ------           ------          --------           --------
Earnings (loss) from
   operations                $15,852           $9,352              $(510)          $-----           $-----             $24,694
                             -------           ------             ------           ------           ------             -------
Identifiable assets at
   August 31, 1998          $121,945          $37,734               $728           $-----            $-----           $160,407
                            --------          -------               ----           ------            ------           --------
Year ended August 31,
1997:
Sales to unaffiliated
   customers                 $82,158          $72,401             $8,348           $2,504           ------            $165,411
Transfers between
   geographic areas            4,269            -----             ------               90          $(4,359)              -----
                               -----            -----             ------               --           ------               -----
Total net revenues           $86,427          $72,401             $8,348           $2,594          $(4,359)           $165,411
                             -------          -------             ------           ------          --------           --------
(Loss) earnings from
   operations              $(154,877)          $4,146              $(687)            $475             -----          $(150,943)
                           ----------          ------              ------            ----             -----         ----------
Identifiable assets at
   August 31, 1997          $108,132          $24,055               $859             $129             -----           $133,175
                            --------         --------               ----             ----             -----           --------
Year ended August 31,
1996:
Sales to unaffiliated
   customers                 $57,742          $86,043            $14,945           $3,215              ---            $161,945
Transfers between
   geographic areas            6,368              ---                ---               91          $(6,459)                ---
                               -----          -------             ------               --          --------            -------
Total net revenues           $64,110          $86,043            $14,945           $3,306          $(6,459)           $161,945
                             -------          -------            -------           ------          --------           --------
(Loss) earnings from
   operations              $(281,159)          $6,041             $1,369            $(727)         $    ---          $(274,476)
                           ----------          ------             ------            ------         --------          ----------
Identifiable assets at
   August 31, 1996          $204,749          $23,415             $9,442           $2,045          $    ---           $239,651
                            --------          -------             ------           ------          --------           --------

Export sales from the U. S. have been insignificant during each of the years in the three year period ended August 31, 1998.

17. COMMITMENTS AND CONTINGENCIES

(a) Legal Proceedings

    In conjunction with claims arising from certain of the Company's acquisitions and then pending litigations and claims for which the settlement obligation was then probable and estimable, the Company recorded a charge of $23,550 during the year ended August 31, 1997.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
                        (in 000s, except per share data)

17. COMMITMENTS AND CONTINGENCIES - (continued)

    During fiscal 1998, the Company settled substantially all of its outstanding litigations and claims for amounts approximating the related accrued liabilities. Litigations and claims that have been settled include those by Digital Pictures, Inc., Sound Source Interactive, Inc., Spectrum Holobyte California, Inc., Ocean of America, Inc., those arising from certain of the Company's acquisitions, and the class action litigations relating to the Lazer-Tron acquisition, the 1995 revision of earnings and the WMS Action (as hereinafter defined). Such settlements totaling $22,835 are being satisfied by the payment of $11,691 in cash and $11,144 in Common Stock and warrants. The fair value of the shares of Common Stock issued in settlement is based on the quoted market value of the Common Stock on the date of issuance and the fair value of warrants issued in settlement is calculated using the Black Scholes option pricing model. As of August 31, 1998, the Company had paid $6,555 and $6,894 of the cash and non-cash portions of the settlements, respectively. The non-cash portion consisted of the issuance of 1,274 shares of Common Stock. The remaining balance of the settlement obligations combined with other accrued litigation settlements amounted to $11,718 at August 31, 1998. In the balance sheet, $8,130 is included in accrued expenses and $3,588 is included in other long-term liabilities. The balance of the non-cash obligation will be satisfied with warrants which generally will have exercise prices of $0.50 less than the fair market value of the Common Stock on the day the price is set, will be exercisable for three years and provide for a cashless net option exercise. One settlement agreement provides that, based on the market value of the Common Stock during the three year period following final settlement, additional shares of Common Stock could be issued or a portion of the shares issued could be returned to the Company.

    Outstanding litigations, claims and related matters at August 31, 1998 consist of the following:

    The Company and certain of its current and former directors and/or executive officers were sued in various complaints filed in April 1994, which were consolidated into an action entitled In re Acclaim Entertainment, Inc. Securities Litigation (CV 94 1501) (the "WMS Action"). The plaintiffs, on behalf of a class of the Company's stockholders, consisting of all those who purchased the Company's Common Stock for the period January 4, 1994 to March 30, 1994, claimed damages arising from (i) the Company's alleged failure to comply with the disclosure requirements of the securities laws in respect of the Company's relationship with WMS Industries Inc. ("WMS") and the status of negotiations on and the likelihood of renewal of an agreement with WMS, pursuant to which WMS granted the Company a right of first refusal to create software for "computer games", "home video games" and "handheld game machines" based on arcade games released by WMS through March 21, 1995, (ii) statements made by the Company's representative that rumors relating to the nonrenewal of the agreement were "unsubstantiated" and that talks between the Company and WMS were continuing, which allegedly were materially false and misleading, and (iii) a claim that the defendants should have disclosed the likely nonrenewal of the agreement. The parties have executed a settlement agreement, which was approved by the court, and the WMS Action has been dismissed, subject to expiration of the applicable appeals period. The Company is required, among other things, to deliver the settlement amount, which consists of $500 in cash, shares of Common Stock with a market value of $2,250 and $750 of warrants, after the plaintiffs' lawyers have delivered an allocation schedule to the Company. The cash and Common Stock portions of the settlement were paid into escrow in August 1998; the cash will be delivered to the plaintiffs' lawyers in November 1998 and the Common Stock and warrants will be distributed upon receipt of the allocation schedule.

    The Company has also asserted a third-party action against its insurance company, Mt. Hawley Insurance Company ("Mt. Hawley"), based on Mt. Hawley's disclaimer of coverage for liability from the WMS Action. In connection with the settlement of the WMS Action, the Company has agreed to assign to

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
                        (in 000s, except per share data)

17. COMMITMENTS AND CONTINGENCIES - (continued)

the plaintiffs in the WMS Action 50% of the proceeds, if any, recovered from Mt. Hawley.

    The Company, Iguana Entertainment, Inc. and Gregory E. Fischbach were sued in an action entitled Jeffery Spangenberg vs. Acclaim Entertainment, Inc., Iguana Entertainment, Inc., and Gregory Fischbach filed in August 1998 in the District Court of Travis County, Texas (Cause No. 98-09418). The plaintiff alleges that the defendants (i) breached their employment obligations to the plaintiff; (ii) breached a Texas statute covering wage payment obligations based on their alleged failure to pay bonuses to the plaintiff; and (iii) made fraudulent misrepresentations to the plaintiff in connection with the plaintiff's employment relationship with the Company and, accordingly, seeks unspecified damages. The Company intends to defend this action vigorously.

    The Securities and Exchange Commission (the "Commission") has issued orders directing a private investigation relating to, among other things, the Company's earnings estimate for fiscal 1995 and its decision in the second quarter of fiscal 1996 to exit the 16-bit portable and cartridge markets. The Company has provided documents to the Commission, and the Commission has taken testimony from Company representatives. The Company intends fully to cooperate with the Commission in its investigation. No assurance can be given as to whether such investigation will result in any litigation or, if so, as to the outcome of this matter.

    The Company is also party to various litigations arising in the ordinary course of its business, the resolution of none of which, the Company believes, will have a material adverse effect on the Company's liquidity or results of operations.

(b) At August 31, 1998, the Company and its subsidiaries had outstanding letters of credit aggregating approximately $16,700 for the purchase of merchandise. The Company's subsidiaries had independent facilities totalling approximately $4,650 with various banks at August 31, 1998.

(c) Trade accounts payable include $8,346 and $4,060 at August 31, 1998 and 1997, respectively, which were collateralized under outstanding letters of credit.

(d) The Company has established an Employee Savings Plan (the "Plan") effective January 1, 1995, which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Plan is available to all U.S. employees who meet the eligibility requirements. Under the Plan, participating employees may elect to defer a portion of their pretax earnings, up to the maximum allowed by the Internal Revenue Service (up to the lesser of 15% of compensation or $10,000 for calendar year 1998). All amounts vest immediately. Generally, the Plan assets in a participant's account will be distributed to a participant or his or her beneficiaries upon termination of employment, retirement, disability or death. All Plan administrative fees are paid by the Company.

    Generally, the Company does not provide its employees any other post retirement or post employment benefits, except discretionary severance payments upon termination of employment.

(e) The Company has entered into employment agreements with certain of its officers which provide for annual bonus payments based on consolidated income before income taxes, in addition to their base compensation.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
                        (in 000s, except per share data)

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table sets forth certain quarterly financial information for fiscal 1998:

                                                                  Quarter Ended
                                        ----------------------------------------------------------------------
                                        November 30,     February 28,       May 31,         August 31,
                                           1997              1998            1998              1998             Total
                                        ------------     ------------       -------         ----------          -----
Gross Revenues                          $105,917           $76,349          $82,045          $113,363         $377,674
Sales credits and allowances              13,640             7,006            8,891            21,576           51,113
                                          ------             -----            -----            ------           ------
Net revenues                              92,277            69,343           73,154            91,787          326,561
Cost of revenues                          44,002            33,227           31,369            40,062          148,660
Net earnings (loss)                        8,015            (1,230)           5,669             8,236           20,690
Diluted earnings (loss) per share          $0.15            $(0.02)           $0.09             $0.14            $0.37


    The following table sets forth certain quarterly financial information for fiscal 1997:

                                                                  Quarter Ended
                                        ----------------------------------------------------------------------
                                        November 30,       February 28,       May 31,         August 31,
                                           1996               1997             1997              1997           Total
                                        ------------       ------------       -------         ----------        -----
Gross Revenues                           $63,095           $59,110          $48,503           $22,864         $193,572
Sales credits and allowances               9,757             6,800            6,887             4,717           28,161
                                           -----             -----            -----             -----           ------
Net revenues                              53,338            52,310           41,616            18,147          165,411
Cost of revenues                          24,792            27,761           25,466            11,799           89,818
Net loss                                 (19,000)          (16,842)         (69,704)          (53,682)        (159,228)
Diluted loss per share                    $(0.38)           $(0.34)          $(1.40)           $(1.08)          $(3.21)


    In the fourth quarter of fiscal 1997, the Company recorded litigation settlement expenses of $15,250.

    The sum of the quarterly net earnings per share amounts do not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the twelve months based on the weighted average common and common equivalent shares outstanding in each such period.

19. SPECIAL CARTRIDGE VIDEO CHARGE (unaudited)

    In fiscal 1996, the Company's revenues were adversely affected due to new hardware platform introductions and the resulting shift from demand for 16-bit software to 32- and 64-bit software and PC software compatible with the new hardware systems. Due to the relatively longer development period relating to 16-bit and 32-bit software products, the Company's strategic decisions to support certain 16-bit and portable hardware systems and develop certain software products were made well in advance of the time it became apparent that the transition period commenced.

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

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
                        (in 000s, except per share data)

19. SPECIAL CARTRIDGE VIDEO CHARGE (unaudited) - (Continued)

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

    The following presents the effect of the special cartridge video charge upon net revenues and cost of revenues:

                                                                          1996
                                                                       --------
Gross Revenues                                                         $376,024
Sales credits and allowances                                            123,555
                                                                        -------
                                                                        252,469
Special Cartridge Video Charge                                           90,524
                                                                         ------
Net revenues                                                           $161,945
                                                                       --------
Cost of revenues                                                       $168,335
Special Cartridge Video Charge                                           23,455
                                                                         ------
                                                                       $191,790
                                                                       --------
Gross Loss                                                            $(29,845)
                                                                      ---------

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


None.


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     Information called for by Item 10 is set forth under the heading "Election of Directors" in the Company's Proxy Statement for its 1999 annual meeting of stockholders (the "1999 Proxy Statement"), which is incorporated herein by reference, and under the heading "Executive Officers of the Company" in the Business section herein.


Item 11. EXECUTIVE COMPENSATION


     Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 1999 Proxy Statement, which is incorporated herein by reference.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement, which is incorporated herein by reference.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 1999 Proxy Statement, which is incorporated herein by reference.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a) and (d)

   1. Financial Statements:

   The following Financial Statements of the Company are included in Part II:
   Item 8
   Report of Independent Auditors.
   Consolidated Balance Sheets - August 31, 1998 and 1997.
   Statements of Consolidated Operations - Years Ended August 31, 1998, 1997 and 1996.
   Statements of Consolidated Stockholders' (Deficiency) Equity - Years Ended August 31, 1998, 1997 and 1996.
   Statements of Consolidated Cash Flows - Years Ended August 31, 1998, 1997 and 1996. Notes to Consolidated Financial Statements.

   (a) and (d)

   2. Financial Statement Schedules:

   Schedule II - Allowance for Returns and Discounts

   All other schedules have been omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

   (b) Current Reports on Form 8-K:

   None.

   (c) Exhibits:

Exhibit No.     Description
-----------     -----------

3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, filed on April 21, 1989, as amended (Registration No. 33-28274) (the "1989 S-1")).

3.2 Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the 1989 S-1).

3.3 Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4(d) to the Company's Registration Statement on Form S-8, filed on May 19, 1995 (Registration No. 33-59483) (the "1995 S-8")).

3.4 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 4(e) to the 1995 S-8).

4 Specimen form of the Company's Common Stock certificate (incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended August 31, 1989, as amended (File No. 0-16986)).

+10.1 Employment Agreement dated as of September 1, 1994 between the Company and Gregory E. Fischbach; and Amendment No. 1 dated as of December 8, 1996 between the

                Company and Gregory E. Fischbach (incorporated by reference to
                Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended August 31, 1996 (File No. 0-16986) (the "1996 10-K")).

+10.2 Employment Agreement dated as of September 1, 1994 between the Company and James Scoroposki; and Amendment No. 1 dated as of December 8, 1996 between the Company and James Scoroposki (incorporated by reference to Exhibit 10.2 to the 1996 10-K).

+10.3 Employment Agreement effective January 1, 1995 between Iguana Entertainment, Inc. and Darrin Stubbington.

+10.4           Employee Stock Purchase Plan (incorporated by reference to
                Exhibit 4(a) to the Company's Registration Statement on Form S-8 filed on May 4, 1998 (Registration No. 333-51967)).

+10.5 1998 Stock Incentive Plan (incorporated by reference to the Company's 1998 Proxy Statement relating to fiscal year ended August 31, 1997).

10.6 Revolving Credit and Security Agreement dated as of January 1, 1993 between the Company, Acclaim Distribution Inc., LJN Toys, Ltd., Acclaim Entertainment Canada, Ltd. and Arena Entertainment Inc., as borrowers, and BNY Financial Corporation ("BNY"), as lender, as amended and restated on February 28, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995 (File No. 0-16986) (the "1995 10-Q")),
                as further amended and modified by (i) the Amendment and Waiver dated November 8, 1996, (ii) the Amendment dated November 15, 1996, (iii) the Blocked Account Agreement dated November 14, 1996, (iv) Letter Agreement dated December 13, 1996 and (v) Letter Agreement dated February 24, 1997 (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 8-K filed on March 14, 1997 (File No. 0-16986) (the "1997 8-K")).

10.7 Restated and Amended Factoring Agreement dated as of February 28, 1995 between the Company and BNY (incorporated by reference to Exhibit 10.2 to the 1995 10-Q), as further amended and modified by the Amendment to Factoring Agreements dated February 24, 1997 between the Company and BNY (incorporated by reference to Exhibit 10.5 to the 1997 8-K).

10.8* License Agreement dated as of December 14, 1994 by and between Sony Computer Entertainment America and the Company (incorporated by reference to Exhibit 10.6 to the 1996 10-K).

10.9* Confidential License Agreement between Nintendo of America and the Company, effective as of February 20, 1997 (incorporated by reference to Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998 (File No. 0-16986)).

21              Subsidiaries of Registrant.

27              Financial Data Schedule.

-------------------

* Confidential treatment has been granted with respect to certain portions of this exhibit, which have been omitted therefrom and have been separately filed with the Commission.

+ Management contract or compensatory plan or arrangement required to be identified pursuant to Item 14(a)3 of this Annual Report on Form 10-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          ACCLAIM ENTERTAINMENT, INC.

By:   Gregory E. Fischbach                                                             November 4, 1998
      ----------------------------------
      Gregory E. Fischbach
      Co-Chairman of the Board and
      Chief Executive Officer

By:   James Scoroposki                                                                 November 4, 1998
      ----------------------------------
      James Scoroposki
      Acting Chief Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Gregory E. Fischbach             Co-Chairman of the Board; Chief                       November 4, 1998
--------------------             Executive Officer; President; and Director
Gregory E. Fischbach

James Scoroposki                 Co-Chairman of the Board; Senior                      November 4, 1998
----------------                 Executive Vice President; Treasurer;
James Scoroposki                 Secretary; Acting Chief Financial
                                 and Accounting Officer; and Director


Bernard J. Fischbach             Director                                              November 4, 1998
--------------------
Bernard J. Fischbach

Michael Tannen                   Director                                              November 4, 1998
-----------------
Michael Tannen

Robert Groman                    Director                                              November 4, 1998
-----------------
Robert Groman

James Scibelli                   Director                                              November 4, 1998
-----------------
James Scibelli

Kenneth L. Coleman               Director                                              November 4, 1998
--------------------
Kenneth L. Coleman

                                  Schedule II


                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                      ALLOWANCE FOR RETURNS AND DISCOUNTS
                       (in 000s, except per share data)

                                                Provisions
                                Balance At          For                        Balance at
                                  Beginning     Returns and    Returns and      End of
Period                           Of Period       Discounts     Discounts        Period
------                           ---------       ---------     ---------        ------
Year ended August 31, 1996          $19,635       $214,079      $158,348        $75,366*

Year ended August 31, 1997          $75,366        $28,161       $65,847        $37,680*

Year ended August 31, 1998          $37,680        $51,113       $36,945        $51,848*

----------------------

*    As of August 31, 1996, 1997 and 1998, $26,500, $18,900 and $14,588 were included in accrued sales allowances.