Form 10-Q
period 1998-11-30
ACCLAIM ENTERTAINMENT INC
filed 1999-01-14
CIK 804888

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X    No
                                                            ---

As at January 12, 1999, approximately 53,725,000 shares of Common Stock of the Registrant were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.            FINANCIAL STATEMENTS

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in 000s, except per share data)

                                                                                 (Unaudited)
                                                                                 November 30,          August 31,
                                                                                    1998                  1998

  ASSETS

  CURRENT ASSETS
  Cash and cash equivalents                                                        $58,023               $47,273
  Accounts receivable - net                                                         55,624                39,177
  Inventories                                                                        7,554                 3,430
  Prepaid expenses                                                                  11,304                16,571
                                                                                    ------                ------
  TOTAL CURRENT ASSETS                                                             132,505               106,451
                                                                                   -------               -------

  OTHER ASSETS
  Fixed assets - net                                                                29,653                29,294
  Excess of cost over fair value of net assets acquired - net of
   accumulated amortization of $19,856 and $19,218, respectively                    23,402                21,433
  Other assets                                                                       2,715                 3,229
                                                                                     -----                 -----
  TOTAL ASSETS                                                                    $188,275              $160,407
                                                                                  --------              --------

  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  CURRENT LIABILITIES
  Trade accounts payable                                                           $33,832               $24,218
  Short-term borrowings                                                                ---                    16
  Accrued expenses                                                                  95,939                92,207
  Income taxes payable                                                               6,395                 6,918
  Current portion of long-term debt                                                    724                   724
  Obligation under capital leases - current                                          1,345                 1,468
                                                                                     -----                 -----
  TOTAL CURRENT LIABILITIES                                                        138,235               125,551
                                                                                   -------               -------

  LONG-TERM LIABILITIES
  Long-term debt                                                                    51,500                51,931
  Obligation under capital leases - noncurrent                                       1,085                 1,110
  Other long-term liabilities                                                        2,907                 3,588
                                                                                     -----                 -----
  TOTAL LIABILITIES                                                                193,727               182,180
                                                                                   -------               -------

  STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.01 par value; 1,000 shares authorized; none issued                --                    --
  Common stock, $0.02 par value; 100,000 shares authorized;
     53,609 and 52,634 shares issued, respectively                                   1,072                 1,053
  Additional paid in capital                                                       195,911               189,645
  Accumulated deficit                                                             (198,893)             (209,180)
  Treasury stock, 523 shares                                                        (3,103)               (3,103)
  Foreign currency translation adjustment                                             (439)                 (188)
                                                                                     -----                 -----
  TOTAL STOCKHOLDERS' DEFICIENCY                                                    (5,452)              (21,773)
                                                                                   -------              --------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $188,275              $160,407
                                                                                  --------              --------

  See notes to consolidated financial statements.

                          ACCLAIM ENTERTAINMENT, INC
                               AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                       (in 000s, except per share data)

                                                         (Unaudited)
                                                      Three Months Ended
                                                          November 30,
                                                   1998                1997
                                                   ----                ----
  NET REVENUES                                   $104,831            $92,277
  COST OF REVENUES                                 50,500             44,002
                                                   ------             ------
  GROSS PROFIT                                     54,331             48,275
                                                   ------             ------

  OPERATING EXPENSES
  Marketing and sales                              17,519             17,098
  General and administrative                       14,930             14,081
  Research and development                         11,228              8,344
                                                   ------              -----
  TOTAL OPERATING EXPENSES                         43,677             39,523
                                                   ------             ------

  EARNINGS FROM OPERATIONS                         10,654              8,752
                                                   ------              -----

  OTHER INCOME (EXPENSE)
  Interest income                                     795                460
  Interest expense                                 (1,407)            (1,440)
  Other income                                        758                344
                                                      ---                ---

  EARNINGS BEFORE INCOME TAXES                     10,800              8,116
                                                   ------              -----

  PROVISION FOR INCOME TAXES                          513                106
                                                      ---                ---

  NET EARNINGS BEFORE
    MINORITY INTEREST                              10,287              8,010
                                                   ------              -----

  MINORITY INTEREST                                   ---                 (5)
                                                    -----                ---

  NET EARNINGS                                    $10,287             $8,015
                                                  -------             ------

  BASIC EARNINGS PER SHARE                          $0.19              $0.16
                                                    -----              -----

  DILUTED EARNINGS PER SHARE                        $0.16              $0.15
                                                    -----              -----


  See notes to consolidated financial statements.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
         STATEMENTS OF CONSOLIDATED STOCKHOLDERS' (DEFICIENCY) EQUITY
                       (in 000s, except per share data)


                                   Preferred Stock (1)         Common Stock
                                   -------------------      -----------------
                                        Issued                   Issued
                                        ------                   ------
                                                                                                               (Accumulated
                                                                                    Additional                    Deficit)
                                                                                      Paid-In      Deferred       Retained
                                    Shares     Amount       Shares     Amount         Capital    Compensation     Earnings
                                    ------     ------       ------     ------         -------    ------------     --------

Balance August 31, 1996               ----       ----       50,041     $1,001        $180,895      $(15,113)      $(70,642)
                                   --------   --------      ------     ------        --------      ---------      ---------

Net Loss                              ----       ----        ----       ----            ----          ----        (159,228)
Issuances and Cancellations
   of Warrants and Options            ----       ----        ----       ----              722           566          ----
Deferred Compensation Expense         ----       ----        ----       ----            ----          6,134          ----
Exercise of Stock Options             ----       ----           81          1             169         ----           ----
Escrowed Shares Received              ----       ----        ----       ----            ----          ----           ----
Foreign Currency Translation Gain     ----       ----        ----       ----            ----          ----           ----
Unrealized Loss on
 Marketable Equity Securities         ----       ----        ----       ----            ----          ----           ----
                                   --------   --------    --------   --------   -------- -----  -------------  -------------

Balance August 31, 1997               ----       ----       50,122      1,002         181,786        (8,413)      (229,870)
                                   --------   --------      ------      -----         -------       -------      ---------

Net Earnings                          ----       ----        ----       ----            ----          ----          20,690
Issuance of Common Stock for
   Litigation Settlements             ----       ----        1,274         26           6,868         ----           ----
Issuances and Cancellations
   of Common Stock and Options        ----       ----           15          1             239           690          ----
Deferred Compensation Expense         ----       ----        ----       ----            ----          4,190          ----
Exercise of Stock Options             ----       ----        1,223         24           4,285         ----           ----
Escrowed Shares Received              ----       ----        ----       ----            ----          ----           ----
Foreign Currency Translation Gain     ----       ----        ----       ----            ----          ----           ----
                                   --------   --------    --------   --------        --------     ---------  -------------

Balance August 31, 1998               ----       ----       52,634      1,053         193,178        (3,533)      (209,180)
                                   --------   --------      ------      -----         -------       -------      ---------

Net Earnings                          ----       ----        ----       ----            ----          ----          10,287
Issuances of Common Stock             ----       ----          206          4           1,792         ----           ----
Issuance of Warrants for
   Litigation Settlement              ----       ----        ----       ----              950         ----           ----
Subordinated Notes Conversion         ----       ----           48          1             249         ----           ----
Issuances and Cancellations
   of Common Stock and Options        ----       ----        ----       ----             (362)          362          ----
Deferred Compensation Expense         ----       ----        ----       ----            ----            630          ----
Exercise of Stock Options
   and Warrants                       ----       ----          721         14           2,645         ----           ----
Foreign Currency Translation Gain     ----       ----        ----       ----            ----          ----           ----
                                   --------   --------    --------   --------       ---------      --------      ---------

Balance November 30, 1998             ----       ----       53,609     $1,072        $198,452       $(2,541)     $(198,893)
                                   ---------- --------      ------     ------        --------      --------      ---------

                                                                 Unrealized
                                                    Foreign    Gain (Loss) On
                                                    Currency     Marketable
                                      Treasury     Translation     Equity
                                       Stock       Adjustment    Securities       Total
                                       -----       ----------    ----------       -----

Balance August 31, 1996               $(1,813)        $(754)          $15       $93,589
                                     --------        ------           ---       -------

Net Loss                                ----          ----          ----       (159,228)
Issuances and Cancellations
   of Warrants and Options              ----          ----          ----          1,288
Deferred Compensation Expense           ----          ----          ----          6,134
Exercise of Stock Options               ----          ----          ----            170
Escrowed Shares Received               (1,091)        ----          ----         (1,091)
Foreign Currency Translation Gain       ----            107         ----            107
Unrealized Loss on
 Marketable Equity Securities           ----          ----            (15)          (15)
                                     --------      --------         ----          ----

Balance August 31, 1997                (2,904)         (647)            0       (59,046)
                                      -------         -----             -       -------

Net Earnings                            ----          ----          ----         20,690
Issuance of Common Stock for
   Litigation Settlements               ----          ----          ----          6,894
Issuances and Cancellations
   of Common Stock and Options          ----          ----          ----            930
Deferred Compensation Expense           ----          ----          ----          4,190
Exercise of Stock Options               ----          ----          ----          4,309
Escrowed Shares Received                 (199)        ----          ----           (199)
Foreign Currency Translation Gain       ----            459         ----            459
                                     --------           ---        ------           ---

Balance August 31, 1998                (3,103)         (188)            0       (21,773)
                                      -------          ----             -       -------

Net Earnings                            ----          ----          ----         10,287
Issuances of Common Stock               ----          ----          ----          1,796
Issuance of Warrants for
   Litigation Settlement                ----          ----          ----            950
Subordinated Notes Conversion           ----          ----          ----            250
Issuances and Cancellations
   of Common Stock and Options          ----          ----          ----          ----
Deferred Compensation Expense           ----          ----          ----            630
Exercise of Stock Options
   and Warrants                         ----          ----          ----          2,659
Foreign Currency Translation Gain       ----           (251)        ----           (251)
                                      -------         -----       -------       -------

Balance November 30, 1998             $(3,103)        $(439)           $0       $(5,452)
                                      -------         -----            --       -------


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

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                       (in 000s, except per share data)

                                                                                              (Unaudited)
                                                                                          Three Months Ended
                                                                                             November 30,

                                                                                      1998                  1997
                                                                                      ----                  ----
  CASH FLOWS PROVIDED BY (USED IN)
    OPERATING ACTIVITIES

  Net Earnings                                                                     $10,287                $8,015
                                                                                   -------                ------

  Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:

    Depreciation and amortization                                                    2,763                 3,449
    Provision for returns and discounts                                             16,730                13,640
    Minority interest in net earnings of consolidated subsidiary                       ---                    (5)
    Deferred compensation expense                                                      630                 1,106
    Non-cash royalty charges                                                           136                   221
    Other non-cash items                                                               (22)                  446

  Change in assets and liabilities, net of effects of acquisition:

    Accounts receivable                                                            (29,356)              (32,366)
    Inventories                                                                     (4,048)                1,996
    Prepaid expenses                                                                 5,205                 7,421
    Trade accounts payable                                                           9,637                 4,083
    Accrued expenses                                                                   335                (3,608)
    Income taxes payable                                                              (188)                   99
    Other long-term liabilities                                                       (681)                2,591
                                                                                     -----                 -----
  Total adjustments                                                                  1,141                  (927)
                                                                                     -----                 -----

  NET CASH PROVIDED BY OPERATING ACTIVITIES                                         11,428                 7,088
                                                                                    ------                 -----

  CASH FLOWS PROVIDED BY (USED IN)
    INVESTING ACTIVITIES

  Acquisition of subsidiary, net of cash acquired                                     (421)                 ---
  Acquisition of fixed assets, excluding capital leases                             (1,868)                 (746)
  Disposal of fixed assets                                                              56                     9
  Disposal of other assets                                                              43                   ---
                                                                                        --                 -----
  NET CASH (USED IN) INVESTING ACTIVITIES                                           (2,190)                 (737)
                                                                                   -------                 -----

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Continued)
                       (in 000s, except per share data)

                                                                                              (Unaudited)
                                                                                          Three Months Ended
                                                                                             November 30,
                                                                                      1998                  1997
                                                                                      ----                  ----
  CASH FLOWS PROVIDED BY (USED IN)
    FINANCING ACTIVITIES
  Payment of mortgage                                                                $(181)                $(348)
  Payment of short-term bank loans                                                     (16)                 (618)
  Exercise of stock options and warrants                                             2,659                    62
  Payment of obligation under capital leases                                          (343)                 (283)
  Miscellaneous financing activities                                                    --                    46
                                                                                      ----                    --

  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                2,119                (1,141)
                                                                                     -----               -------

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             (607)                 (185)
                                                                                     -----                 -----

  NET INCREASE IN CASH AND CASH EQUIVALENTS                                         10,750                 5,025

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  47,273                26,254
                                                                                    ------                ------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $58,023               $31,279
                                                                                   -------               -------

  Supplemental schedule of noncash investing and financing activities:

                                                                                      1998                  1997
                                                                                      ----                  ----
  Acquisition of equipment under capital leases                                        $58                  $---

  Cash paid during the year for:

       Interest                                                                     $2,414                $1,849
       Income taxes                                                                   $624                  $---

  In fiscal 1999, the Company purchased certain assets and liabilities of a distributor in Australia. In connection with the acquisition, liabilities assumed were as follows:

     Fair value of assets acquired                                                  $1,186
     Excess of cost over fair value of net assets acquired                           2,607
     Cash paid, net of cash acquired                                                  (580)
     Fair market value of common stock issued                                       (1,796)
                                                                                   -------
     Liabilities assumed                                                            $1,417
                                                                                    ------

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

2. Accounts Receivable

     Accounts receivable are comprised of the following:

                                                 November 30,        August 31,
                                                       1998              1998
                                                       ----              ----

  Receivables assigned to factor                    $78,400           $79,338
  Advances from factor                               28,872            34,914
                                                     ------            ------
  Due from factor                                    49,528            44,424
  Unfactored accounts receivable                      4,956             6,398
  Foreign accounts receivable                        36,648            22,201
  Other receivables                                   1,852             3,414
  Allowances for returns and discounts              (37,360)          (37,260)
                                                    --------          --------
                                                    $55,624           $39,177
                                                    -------           -------

         Pursuant to a factoring agreement, the Company's principal bank acts as its factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At November 30, 1998, the factoring charge amounted to 0.25% of the receivables assigned. The Company's obligations to the bank are collateralized by all of the Company's and its North American subsidiaries' accounts receivable, inventories and equipment. The advances for factored receivables are made pursuant to a revolving credit and security agreement, which expires on January 31, 2000. Pursuant to the terms of the agreement, as amended, which can be canceled by either party upon 90-days notice prior to the end of the term, the Company is required to maintain specified levels of working capital and tangible net worth, among other covenants. As of November 30, 1998, the Company was in compliance with the covenants under its revolving credit facility.

         The Company draws down working capital advances and opens letters of credit (up to an aggregate maximum of $20 million) against the facility in amounts determined on a formula based on factored receivables, inventory and cost of imported goods under outstanding letters of credit. Interest is charged at the bank's prime lending rate plus one percent per annum (8.75% at November 30, 1998) on such advances.

         Pursuant to the terms of certain distribution, warehouse and credit and collection agreements, certain of the Company's foreign accounts receivable are due from distributors. These receivables are not collateralized and as a result management continually monitors the financial condition of these distributors. No additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's accounts receivable. At November 30, 1998 and August 31, 1998, the balance due from a distributor was approximately 25% and 24%, respectively, of foreign accounts receivable.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in 000s, except per share data)

  3. Long-Term Debt

     Long-term debt consists of the following:

                                                    November 30,    August 31,
                                                         1998           1998

      10% Convertible Subordinated Notes due 2002     $49,750        $50,000
      Mortgage note                                     2,474          2,655
                                                        -----          -----
                                                       52,224         52,655
      Less: current portion                               724            724
                                                          ---            ---
                                                      $51,500        $51,931
                                                      -------        -------

         The 10% Convertible Subordinated Notes due 2002 (the "Notes") are convertible into shares of common stock prior to maturity, unless previously redeemed, at a conversion price of $5.18 per share, subject to adjustment under certain conditions. The Notes are redeemable in whole or in part, at the option of the Company (subject to the rights of holders of senior indebtedness) at 104% of the principal balance at any time on or after March 1, 2000 through February 28, 2001 and at 102% of the principal balance thereafter to maturity.

4. Earnings Per Share

         Basic earnings per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed based upon the weighted average number of common shares outstanding increased by dilutive common stock options and warrants and the effect of assuming the conversion of the outstanding Notes, if dilutive. Prior year earnings per share data has been restated to apply the provisions of SFAS 128. The table below provides the components of the per share computations.

                                                           Three Months Ended
                                                              November 30,

                                                         1998              1997
                                                         ----              ----
BASIC EPS COMPUTATION

Net earnings                                          $10,287            $8,015
                                                      -------            ------
Weighted average common shares outstanding             52,900            50,385
Basic earnings per share                                $0.19             $0.16

DILUTED EPS COMPUTATION

Net earnings                                          $10,287            $8,015
10% Convertible Subordinated Notes Interest Expense     1,244               ---
                                                        -----            ------
Adjusted Net Income                                   $11,531            $8,015
                                                      -------            ------
Weighted average common shares outstanding             52,900            50,385
Stock options and warrants                              8,470             3,370
10% Convertible Subordinated Notes                      9,605               ---
                                                        -----            ------
Diluted common shares outstanding                      70,975            53,755
                                                       ------            ------
Diluted earnings per share                              $0.16             $0.15

  5.  Comprehensive Income

         Effective September 1, 1998 the Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. The Company's total comprehensive earnings were as follows:

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in 000s, except per share data)

5. Comprehensive Income - (Continued)

                                                 Three Months Ended
                                                     November 30,

                                                1998             1997
                                                ----             ----
Net earnings                                  10,287            8,015
Other comprehensive earnings (losses):
Foreign currency translation adjustments        (251)              93
                                                -----              --
Comprehensive earnings                       $10,036           $8,108
                                             -------           ------

6. Acquisition

         On November 12, 1998 the Company acquired substantially all of the assets and liabilities of a distributor in Australia. The acquisition was accounted for as a purchase. Accordingly, the operating results are included in the Statements of Consolidated Earnings from the acquisition date. The acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The consideration was comprised of (i) $638 in cash, of which $479 was paid at closing, and (ii) 206 shares of the common stock of the Company with a fair value of $1,796. In addition, the Company assumed $1,417 of liabilities. The total cost of the acquisition was $3,851, of which $1,244 was allocated to identified net tangible assets, primarily accounts receivable. The remaining $2,607 represents the excess of the purchase price over the fair value of the net assets acquired, which will be amortized on a straight-line basis over three years. The operating results of the distributor are insignificant to those of the Company.

7. Revenue Recognition

         The Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition", effective for transactions entered into commencing September 1, 1998. SOP 97-2 indicates that revenue for noncustomized software should be recognized when persuasive evidence of an arrangement exists, the software has been delivered, the Company's selling price is fixed or determinable and collectibility of the resulting receivable is probable. The implementation of SOP 97-2 did not have a significant impact on the Company's results of operations.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1998 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Form 10-K.

     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "believe," "anticipate," "think," "intend," "plan," "will be" and similar expressions identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of the Company are subject to certain risks and uncertainties, including those discussed in "Factors Affecting Future Performance" below at pages 16 to 24, which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

  Overview

     Acclaim Entertainment, Inc. ("Acclaim"), together with its subsidiaries (Acclaim and its subsidiaries are collectively referred to as the "Company"), is a worldwide developer, publisher and mass marketer of interactive entertainment software ("Software") for use with dedicated interactive entertainment hardware platforms ("Entertainment Platforms") and multimedia personal computer systems ("PC"s). The Company owns and operates four Software development studios (the "Studios"), located in the United States and the United Kingdom, and publishes and distributes its Software directly in North America, the United Kingdom, Germany, France and Australia. The Company's operating strategy is to develop and maintain a core of key brands and franchises (e.g., Turok, NFL Quarterback Club and All Star Baseball) to support the various Entertainment Platforms and PCs that dominate the interactive entertainment market at a given time or which the Company perceives as having the potential for achieving mass market acceptance. The Company emphasizes sports simulation and arcade-style Software for Entertainment Platforms, and fantasy/role-playing, real-time simulation, adventure and sports simulation Software for PCs.

     The Company also engages, to a lesser extent, in the distribution of Software developed by third-party Software publishers ("Affiliated Labels") and the development and publication of comic book magazines and strategy guides relating to the Company's Software.

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

     No single Entertainment Platform or system has achieved long-term dominance in the interactive entertainment market. Accordingly, the Company must continually anticipate and adapt its Software to emerging Entertainment Platforms. The rapid technological advances in game systems have significantly changed the look and feel of Software as well as the Software development process. According to Company estimates, the average development cost for a title for Entertainment Platforms approximately three years ago was approximately $300,000 to $400,000, while the average development cost for a title for Entertainment Platforms and PCs is currently between $1 million and

  $2 million. Approximately 75% of the Company's gross revenues in the first quarter of fiscal 1999 was derived from Software developed by the Studios. The process of developing Software is extremely complex and is expected to become more complex and expensive in the future as new platforms and technologies are introduced. See "Factors Affecting Future Performance - Increased Product Development Costs."

     The Company's performance has historically been materially affected by platform transitions and product cycles. As a result of the industry transition to 32- and 64-bit Entertainment Platforms which commenced in 1995, the Company's Software sales during fiscal 1996, 1997 and 1998 were significantly lower than in fiscal 1994 and 1995. The Company's inability to predict accurately the timing of such transition resulted in material losses in fiscal 1996 and 1997. See "Factors Affecting Future Performance - Industry Trends; Platform Transition; Technological Change."

     The Company recorded net earnings of $8.0 million and $10.3 million in the first quarter of fiscal 1998 and 1999, respectively. The fiscal 1999 period results primarily reflect increased sales in the United States of the Company's 32- and 64-bit Software. Although revenues from the sale of N64 and PlayStation Software are anticipated to continue to grow in the second quarter of fiscal 1999 and for fiscal 1999 as a whole, the Company does not anticipate that, for fiscal 1999 as a whole, it will achieve its fiscal 1998 growth rate. No assurance can be given as to the future growth of the installed base of 32- and 64-bit Entertainment Platforms, the future growth of the Software market therefor or of the Company's results of operations and profitability in future periods. The results for the first quarter of fiscal 1998 and 1999 also reflect the Company's significantly reduced operating expenses as compared to prior periods.

     The Company's ability to generate sales growth and profitability will be materially dependent on (i) the growth of the Software market for 32- and 64-bit Entertainment Platforms and PCs and (ii) the Company's ability to identify, develop and publish "hit" Software for Entertainment Platforms with significant installed bases.

  Results of Operations

     The following table sets forth certain statements of consolidated operations data as a percentage of net revenues for the periods indicated:

                                             Three Months Ended November 30,
                                             -------------------------------
                                                1998               1997
                                                ----               ----

  Domestic revenues                             70.3%             59.0%
  Foreign revenues                              29.7               41.0
                                                ----               ----
  Net revenues                                 100.0              100.0
  Cost of revenues                              48.2               47.7
                                                ----               ----
  Gross profit                                  51.8               52.3
  Marketing and sales                           16.7               18.5
  General and administrative                    14.3               15.3
  Research and development                      10.7                9.0
                                                ----                ---
  Total operating expenses                      41.7               42.8
  Earnings from operations                      10.1                9.5
  Other income (expense), net                    0.2               (0.7)
  Earnings before income taxes                  10.3                8.8
  Net earnings                                   9.8                8.7

  Net Revenues

     The Company's gross revenues were derived from the following product categories:

                                          Three Months Ended November 30,
                                          -------------------------------
                                          1998*                     1997*
                                          -----                     -----

  Portable Software                        2.0%                      1.0%
  16-bit Software                           ---                      1.0%
  32-bit Software                         31.0%                     15.0%
  64-bit Software                         60.0%                     73.0%
  PC Software                              5.0%                      9.0%
  Other                                    2.0%                      1.0%


  *The numbers in this chart do not give effect to sales credits and allowances granted by the Company in the periods covered since the Company does not track such credits and allowances by product category. Accordingly, the numbers presented may vary materially from those that would be disclosed if the Company were able to present such information as a percentage of net revenues.

     The increase in the Company's net revenues from $92.3 million for the quarter ended November 30, 1997 to $104.8 million for the quarter ended November 30, 1998 was predominantly due to increased sales in the United States of the Company's 32- and 64-bit Software. The increase in sales in the fiscal 1999 quarter was primarily due to the continued increase in the installed base of Nintendo's 64-bit N64 ("N64") and Sony's 32-bit PlayStation ("PlayStation") consoles worldwide and the quality and market acceptance of the Company's titles for those Entertainment Platforms. Although revenues from the sale of N64 and PlayStation Software are anticipated to continue to grow in the second quarter of fiscal 1999 and for fiscal 1999 as a whole, the Company does not anticipate that, for fiscal 1999 as a whole, it will achieve its fiscal 1998 growth rate.

     The Company's domestic sales in the first quarter of fiscal 1999 comprised a higher percentage of total net revenues as compared to the first quarter of fiscal 1998 primarily because the titles published by the Company in the 1999 period were aimed at, and achieved greater popularity in, the domestic market (e.g., WWF War Zone and NFL Quarterback Club '99). The Company anticipates that its mix of domestic and foreign net revenues will continue to be affected by the content of titles released by the Company.

     To date, the Company has not generated material revenues from any of its operations other than Software publishing and no assurance can be given that the Company will be able to generate such revenues in the future.

     A significant portion of the Company's revenues in any quarter are generally derived from Software first released in that quarter or in the immediately preceding quarter. See "Factors Affecting Future Performance-Revenue and Earnings Fluctuations; Seasonality" and "- Reliance on New Titles; Product Delays."

     In the quarter ended November 30, 1998, WWF War Zone (for multiple platforms), NFL Quarterback Club '99 (for the N64), and Extreme G2 (for the
  N64) accounted for approximately 31%, 23% and 15%, respectively, of the Company's gross revenues. In the quarter ended November 30, 1997, Extreme G, NFL Quarterback Club '98 and Turok: Dinosaur Hunter (all for the N64) accounted for approximately 32%, 31% and 8%, respectively, of the Company's gross revenues. See "Factors Affecting Future Performance - Reliance on "Hit" Titles."

     The Company is substantially dependent on the Entertainment Platform manufacturers as the sole manufacturers of the Entertainment Platforms marketed by them, as the sole licensors of the proprietary information and technology needed to develop Software for those Entertainment Platforms and, in the case of Nintendo and Sony, as the sole manufacturers of Software for the Entertainment Platforms marketed by them. For the quarters ended November 30, 1997 and 1998, the Company derived 75% and 62% of its gross revenues, respectively, from sales of Nintendo-compatible Software and 15% and 31% of its gross revenues, respectively, from sales of Software for PlayStation. In prior periods, the Company has also derived substantial portions of its gross revenues from sales of Software for platforms marketed by Sega. Such revenues have not been material in recent periods. Although the Company does not plan to release any titles for Sega's 32-bit platform in fiscal 1999, it may release titles for other Entertainment Platforms introduced by Sega in future periods. See "Factors Affecting Future Performance - Dependence on Entertainment Platform Manufacturers; Need for License Renewals."

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

     Gross profit increased from $48.3 million (52% of net revenues) for the quarter ended November 30, 1997 to $54.3 million (52% of net revenues) for the quarter ended November 30, 1998 predominantly due to increased sales volume.

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

  Operating Expenses

     In fiscal 1997, the Company effected a variety of cost reduction measures to reduce its operating expenses. The Company realized the benefits of such measures in the fourth quarter of fiscal 1997 and thereafter in the form of reduced operating expenses as compared to prior periods. In addition, in fiscal 1998, the Company consolidated or eliminated certain operations.

     Marketing and sales expenses were $17.1 million (19% of net revenues) for the quarter ended November 30, 1997 and $17.5 million (17% of net revenues) for the quarter ended November 30, 1998. The percentage decrease is primarily attributable to increased sales volume.

     General and administrative expenses were $14.1 million (15% of net revenues) for the quarter ended November 30, 1997 and $14.9 million (14% of net revenues) for the quarter ended November 30, 1998. The percentage decrease is primarily attributable to increased sales volume.

     Research and development expenses increased from $8.3 million (9% of net revenues) for the quarter ended November 30, 1997 to $11.2 million (11% of net revenues) for the quarter ended November 30, 1998. The increase was primarily attributable to increased personnel costs at the Studios. Due to the Company's planned release of a higher number of titles and increasing Software development costs, the Company anticipates that its future research and development expenses will continue to increase as a percentage of net revenues as compared to fiscal 1998. See "Factors Affecting Future Performance - Increased Product Development Costs."

     Although the Company anticipates that its aggregate operating expenses will increase in dollars in fiscal 1999, it does not anticipate that such expenses will increase materially as a percentage of net revenues. However, no assurance can be given that the Company's operating expenses will not increase as a percentage of net revenues or that the cost reduction measures heretofore effected will not materially adversely affect the Company's ability to develop and publish commercially viable titles, or that such measures, whether alone or in conjunction with increased revenues, if any, will be sufficient to generate operating profits in fiscal 1999 and beyond. See "Factors Affecting Future Performance - Recent Operating Results."

     As of August 31, 1998, the Company had a U.S. tax net operating loss carryforward of approximately $110 million. In the first quarter of fiscal 1998 and 1999, the Company utilized a portion of its net operating loss carryforwards. The provision for income taxes of $0.5 million in fiscal 1999 primarily relates to state and foreign taxes.

  Seasonality

     The Company's business is seasonal, with higher revenues and operating income typically occurring during its first, second and fourth fiscal quarters (which correspond to the holiday selling season). However, the timing of the delivery of Software titles and the releases of new products cause material fluctuations in the Company's quarterly revenues and earnings, which may cause the Company's results to vary from the seasonal patterns of the industry as a whole. See "Factors Affecting Future Performance-Revenue and Earnings Fluctuations."

  Liquidity and Capital Resources

     The Company derived net cash from operating activities of approximately $7.1 million and $11.4 million during the quarter ended November 30, 1997 and 1998, respectively. The increase in net cash from operating activities in the first quarter of fiscal 1999 is primarily attributable to profitable operations.

     The Company used net cash in investing activities of approximately $0.7 million and $2.2 million during the quarter ended November 30, 1997 and 1998, respectively. The increase in net cash used in investing activities in the first quarter of fiscal 1999 is primarily attributable to the acquisition of fixed assets and of certain assets of a distributor located in Australia.

     The Company used net cash in financing activities of approximately $1.1 million during the quarter ended November 30, 1997 and derived net cash from financing activities of approximately $2.1 million during the quarter ended November 30,1998. The increase in net cash provided by financing activities in the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998 is primarily attributable to the proceeds of $2.7 million from the exercise of outstanding stock options and warrants, and lower required payments in respect of outstanding debt obligations during the 1999 period.

     The Company generally purchases its inventory of Nintendo Software by opening letters of credit when placing the purchase order. At November 30, 1998, the amount outstanding under letters of credit was approximately $39.1 million. Other than such letters of credit, the Company does not currently have any material operating or capital expenditure commitments.

     The Company has a revolving credit and security agreement with BNY, its principal domestic bank, which agreement expires on January 31, 2000. The credit agreement may be automatically renewed for another year by its terms, unless terminated upon 90 days' prior notice by either party. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined on a formula based on factored receivables and inventory, which advances are secured by the Company's assets. BNY also acts as the Company's factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At November 30, 1998, the factoring charge was 0.25% of the receivables assigned and the interest on advances was at BNY's prime rate plus one percent. See Note 2 of Notes to Consolidated Financial Statements and "Factors Affecting Future Performance -- Liquidity and Bank Relationships."

     The Company also has a financing arrangement relating to the mortgage on its corporate headquarters. At November 30, 1998, the outstanding principal balance of the loan was $2.5 million. See "Factors Affecting Future Performance -- Liquidity and Bank Relationships."

     Management believes, based on the currently anticipated growth of the installed base of 32- and 64-bit Entertainment Platforms and the cost reduction measures effected by the Company, that the Company's cash and cash equivalents at November 30, 1998 and cash flows from operations in fiscal 1999 will be sufficient to cover its operating expenses and such current obligations as are required to be paid in fiscal 1999. However, no assurance can be given as to the sufficiency of such cash flows in fiscal 1999 and beyond. To provide for its short- and long-term liquidity needs, in fiscal 1997 and 1998, the Company significantly reduced the number of its employees, consolidated or eliminated certain operations, raised $47.4 million of net proceeds from the issuance of 10% Convertible Subordinated Notes due 2002 (the "Notes"), and sold substantially all of the assets of Acclaim Redemption Games, Inc., formerly Lazer-Tron Corporation ("Lazer-Tron"). The Company's future liquidity will be materially dependent on its ability to develop and market Software that achieves widespread market acceptance for use with the Entertainment Platforms that dominate the market. There can be no assurance that the Company will be able to publish Software for Entertainment Platforms with significant installed bases or that such Software will achieve widespread market acceptance.

     In conjunction with then pending class action and other litigations and claims for which the settlement obligation was then probable and estimable, the Company recorded a charge of $23.6 million during the year ended August 31, 1997. During fiscal 1998, the Company settled substantially all such litigations and claims for amounts approximating the accrued liabilities.

     The Company is also party to various litigations arising in the course of its business, the resolution of none of which, the Company believes, will have a material adverse effect on the Company's liquidity, financial condition and results of operations.

  Year 2000 Issue

     Until recently, computer programs were generally written using two digits rather than four to define the applicable year. Accordingly, such programs may be unable to distinguish properly between the year 1900 and the year 2000. In fiscal 1997, the Company commenced a Year 2000 date conversion project to address necessary code changes, testing and implementation in respect of its internal computer systems. Project completion is planned for the middle of calendar 1999. To date, the cost of this project has not been material to the Company's results of operations or liquidity and the Company does not anticipate that the cost of completing the project will be material to its results of operations or liquidity in fiscal 1999. Management anticipates that the Company's Year 2000 date conversion project as it relates to the Company's internal systems will be completed on a timely basis. The Company's Software for N64, PlayStation and PCs are Year 2000 compliant. The Company is currently seeking information regarding Year 2000 compliance from vendors, customers, manufacturers, outside developers, and financial institutions associated with the Company. Project completion for this phase is planned for the middle of calendar 1999. However, given the reliance on third-party information as it relates to their compliance programs and the difficulty of determining potential errors on the part of external service suppliers, no assurance can be given that the Company's information systems or operations will not be affected by mistakes, if any, of third parties or third-party failures to complete the Year 2000 project on a timely basis. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have a material adverse effect on the Company's systems.

     The cost of the Company's Year 2000 project and the date on which the Company believes it will complete the necessary modifications are based on the Company's estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of resources, third-party modification plans and other factors. The Company presently believes that the Year 2000 issue will not pose significant operational problems for its internal information systems and products. However, if the anticipated modifications and conversions are not completed on a timely basis, or if the systems of other companies on which the Company's systems and operations rely are not converted on a timely basis, the Year 2000 issue could have a material adverse effect on the Company's results of operations.

     The Company does not currently have any contingency plans in place to address the failure of timely conversion of its and/or third-party systems in respect of the Year 2000 issue. Any failure of the Company to address any unforeseen Year 2000 issues could materially adversely affect the Company's results of operations.

  Euro Conversion

     The January 1, 1999 adoption of the Euro has created a single-currency market in much of Europe. For a transition period from January 1, 1999 to June 30, 2002, the existing local currencies will remain legal tender as denominations of the Euro. The Company does not anticipate that its systems will be materially adversely affected by the conversion to the Euro. The Company has analyzed the impact of conversion to the Euro on its existing systems and is implementing modifications to its current systems to handle Euro invoicing for transactions. The Company anticipates that the cost of such modifications will not have a material adverse effect on its results of operations or liquidity in fiscal 1999. Due to numerous uncertainties, the Company cannot reasonably estimate the effect that the conversion to the Euro will have on its pricing or market strategies, and the impact, if any, that such conversion will have on its financial condition or results of operations.

  New Accounting Pronouncement

     The Company will implement the provisions of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" in fiscal 2000. The Company is presently assessing the impact, if any, of this standard on its consolidated financial statements.

  FACTORS AFFECTING FUTURE PERFORMANCE

     Future operating results of the Company depend upon many factors and are subject to various risks and uncertainties. Some of the risks and uncertainties which may cause the Company's operating results to vary from anticipated results or which may materially and adversely affect its operating results are as follows:

  Recent Operating Results

     The Company's net revenues increased from $92.3 million for the quarter ended November 30, 1997 to $104.8 million for the quarter ended November 30, 1998. The Company had net earnings of $8.0 million and $10.3 million in the quarter ended November 30, 1997 and 1998, respectively. For the most part, the increase in revenues and earnings in the fiscal 1999 period reflects increased sales in the United States of the Company's Software for the N64 and PlayStation platforms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     In 1998, the interactive entertainment hardware market was characterized by the growth of the installed base of N64 and PlayStation units worldwide. This growth had a positive impact on the Company's operating results for fiscal 1998 and in the first quarter of fiscal 1999. Although N64 and PlayStation have achieved significant market acceptance worldwide and the Company anticipates that the installed base of N64 and PlayStation units will continue to grow in the short term, the Company cannot assure investors that the installed base of either or both will grow at the present rate, if at all. Also, there is no assurance that the Company's revenues from sales of Software for these platforms will increase as the installed base increases.

     In fiscal 1997 and 1998, the Company took various actions to reduce its operating expenses. See "--Liquidity and Bank Relationships" below for a description of these actions. As a result, the Company's operating expenses in the first quarter of fiscal 1998 and 1999 were substantially lower than in prior comparable periods. Although the Company anticipates that its operating expenses will increase in dollar terms in the remainder of fiscal 1999, the Company intends to monitor its operating expenses closely and does not anticipate that they will increase materially as a percentage of net revenues. However, the Company cannot assure stockholders that its operating expenses will not increase as a percentage of net revenues in the remainder of fiscal 1999 and beyond. Any such increase could negatively impact the Company's profits in fiscal 1999 and beyond.

  Liquidity and Bank Relationships

     The Company generally experienced negative cash flow from operations in fiscal 1996 and 1997 which, for the most part, was a result of the Company's net losses in these periods.

     The Company derived net cash from operations of approximately $7.1 million and $11.4 million in the first quarter of fiscal 1998 and 1999, respectively. The Company believes that its cash flows from operations in fiscal 1999 will be sufficient to cover its operating expenses and those current obligations that it must pay in the remainder of fiscal 1999. The Company's belief is based on the anticipated continued growth of the installed base of 32- and 64- bit Entertainment Platforms, the anticipated success of the Company's Software for those platforms and the resulting continued growth of the Company's net revenues. However, the Company cannot assure investors that its operating expenses and current obligations will be significantly less than cash flows available from its operations in fiscal 1999 or in the future. The Company's long-term liquidity depends mainly on the Company publishing "hit" Software for the dominant Entertainment Platforms.

     In order to provide liquidity, in fiscal 1997 and 1998, the Company took a number of actions including: (1) significantly reducing the number of its employees, (2) consolidating its Studio operations and (3) eliminating certain operations, such as its coin-operated video game subsidiary. In addition, in February 1997, the Company completed an offering of $50 million of Notes. Of the net proceeds of the offering, the Company used approximately $16 million to retire a term loan from Midland Bank plc ("Midland") and $2 million to pay down a portion of a mortgage loan from Fleet Bank ("Fleet"). In March 1997, the Company sold substantially all of the assets and certain liabilities of Lazer-Tron for $6 million in cash.

     Under its revolving credit facility with BNY Financial Corporation
  ("BNY"), its lead institutional lender, the Company is required to comply with certain financial covenants which are generally measured on a quarterly basis. The Company was in compliance with such covenants as of November 30, 1998. Although the Company expects to continue to comply with such covenants, it cannot make any guarantee of compliance. In addition, factors beyond the Company's control may result in future covenant defaults or a payment default. The Company may not be able to obtain waivers of any future default(s). If such defaults occur and are not waived by the lender, the lender could accelerate the loan or exercise other remedies. Such actions would have a negative impact on the Company's liquidity and operations.

  Substantial Leverage and Ability to Service Debt

     The Company's debt level could have important consequences to its stockholders because a portion of cash flow from operations must be set aside to pay down debt, including the outstanding Notes, and its existing bank obligations. Therefore, these funds are not available for other purposes. Additionally, a high debt level limits the Company's ability to obtain additional debt financing in the future, or to pursue possible expansion of its business or acquisitions. Also, high debt levels could limit the Company's flexibility in reacting to changes in the interactive entertainment industry and economic conditions generally. These limitations make the Company more vulnerable to adverse economic conditions and restrict its ability to withstand competitive pressures or take advantage of business opportunities. Some of the Company's competitors currently have a lower debt level, and are likely to have significantly greater operating and financing flexibility, than the Company.

     Based upon current levels of operations, the Company believes it can meet its interest obligations on the Notes, and interest and principal obligations under its bank agreements, when due. However, if the Company's cash flow from operations is not enough to meet its debt obligations when due, the Company may have to restructure its indebtedness. The Company cannot guarantee that it will be able to restructure or refinance its debt on satisfactory terms. In addition, restructuring or refinancing may not be permitted by the terms of the indenture governing the Notes (the "Indenture"), or existing indebtedness. The Company cannot assure stockholders that its operating cash flows will be sufficient to meet debt service requirements. Also, the Company cannot guarantee stockholders that its future operating cash flows will be sufficient to repay the Notes, or that the Company will be able to refinance the Notes or other indebtedness at maturity. See "--Prior Rights of Creditors".

  Prior Rights of Creditors

     The Company has outstanding long-term debt (including current portions) of $52.2 million at November 30, 1998. Certain of the indebtedness is secured by liens on substantially all of the Company's assets. If the Company does not timely pay interest or principal on its indebtedness when due, the Company will be in default under its loan agreements and the Indenture.

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

     Substantially all of the Company's revenues in the first quarter of fiscal 1998 and 1999 were derived from the sale of Software designed for N64, PlayStation and PCs. In the past, the Company has expended significant development and marketing resources on product development for Entertainment Platforms that have not achieved the results it anticipated. If the Company
  (1) does not develop Software for Entertainment Platforms that achieve significant market acceptance, (2) discontinues development of Software for a platform that has a longer than expected life cycle, (3) develops Software for a platform that does not achieve a significant installed base or (4) continues development of Software for a platform that has a shorter than expected life cycle, the Company may experience losses from operations. The Company cannot guarantee that it will be able to predict accurately such matters, and failure to do so would negatively affect the Company.

     The Company's results of operations and cash flows were negatively affected during fiscal 1996 and 1997 by the significant decline in sales of the Company's 16-bit Software and the transition to the new

  Entertainment Platforms. Because (1) there were a significant number of titles competing for limited shelf space and (2) the new Entertainment Platforms had not achieved market penetration similar to that of the 16-bit platforms in prior years, the number of units of each title sold for the newer Entertainment Platforms was significantly less than the number of units of a title generally sold in prior years for 16-bit platforms. In 1998, the interactive entertainment hardware market was characterized by the worldwide growth of the installed base of N64 and PlayStation units and related Software. Although the Company anticipates that the installed base of these platforms will continue to grow in the short term and that the market for Software for these platforms will also continue to grow, the Company cannot guarantee that the hardware or Software market will continue to grow at the current rate.

  Revenue and Earnings Fluctuations; Seasonality

     Historically, the Company has derived substantially all of its revenues from the publication and distribution of Software for the then dominant Entertainment Platforms. The Company's revenues are subject to fluctuation during transition periods, as in fiscal 1996 and 1997, when new Entertainment Platforms have been introduced but none has achieved mass-market penetration. In addition, the timing of release of the Company's new titles impacts the Company's earnings in any given period. Earnings also may be materially impacted by other factors including: (1) the level and timing of market acceptance of titles, (2) increases or decreases in development and/or promotion expenses for new titles and (3) the timing of orders from major customers.

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

  Dependence on Entertainment Platform Manufacturers; Need for License Renewals

     The following table shows the percent of the Company's gross revenues for the first quarter of fiscal 1998 and 1999 derived from sales of Software for the indicated platforms:

                                                Quarter Ended November 30,
  Title                                      1997                     1998
  -----                                      ----                     ----
  Nintendo- compatible                        75%                      62%
  Sony-compatible                             15%                      31%

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

     In addition to licensing arrangements, the Company depends on the Entertainment Platform manufacturers for the protection of the intellectual property rights to their respective Entertainment Platforms and technology and their ability to discourage unauthorized persons from producing software for the Entertainment Platforms developed by each of them. The Company also relies upon the Entertainment Platform manufacturers for the manufacture of certain cartridge and CD-based read-only memory (ROM) software.

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

  Reliance on "Hit" Titles

     The market for Software is "hits" driven. Therefore, the Company's future success depends on developing and marketing "hit" titles for Entertainment Platforms with significant installed bases. Sales of the Company's top three titles accounted for approximately 69% of gross revenues for the first quarter of fiscal 1999 and sales of the Company's top three titles accounted for approximately 71% of gross revenues for the first quarter of fiscal 1998. The Company cannot assure stockholders that it will be able to publish "hit" titles in the future. If the Company does not publish "hit" titles in the future, its financial condition, results of operations and profitability could be negatively affected, as they were in fiscal 1996 and 1997.

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

     Among the more significant of such estimates are allowances for estimated returns, price concessions and other discounts. At the time of shipment, the Company establishes reserves in respect of such estimates taking into account the potential for product returns and other discounts based on historical return rates, seasonality, level of retail inventories, market acceptance of products in retail inventories and other factors. In fiscal 1996, price allowances, returns and exchanges were significantly higher than reserves. This shortfall had a negative impact on the Company's results of operations and liquidity in fiscal 1996. The Company believes that, at November 30, 1998, it has established adequate reserves for future price protection, returns, exchanges and other concessions. However, the Company cannot guarantee the adequacy of its reserves. If the reserves are exceeded, the Company's financial condition and results of operations will be negatively impacted.

     In addition, the Company offers stock-balancing programs for its PC Software. The Company has established reserves for such programs, which have not been material to date. Future stock-balancing programs may become material and/or exceed reserves for such programs. If so exceeded, the Company's results of operations and financial condition could be negatively impacted.

  Litigation

     In conjunction with then pending class action and other litigations and claims for which the settlement obligation was then probable and estimable, the Company recorded a charge of $23.6 million during the year ended August 31, 1997. During fiscal 1998, the Company settled substantially all such litigations and claims for amounts approximating the accrued liabilities.

     The Company is also party to various litigations arising in the course of its business and certain other litigations. For a discussion of certain claims and litigations to which the Company is currently a party, see "Legal Proceedings." The Company may be required to record additional material charges in future periods in conjunction with litigations to which the Company is or becomes a party. If the Company has to record additional charges to earnings from an adverse result in such litigations or from settlements which exceed the related accrued liabilities, the Company may experience a negative effect on its financial condition and results of operations.

  Increased Product Development Costs

     As a result of the calendar 1995 acquisitions of its Studios, beginning in fiscal 1996, the Company's fixed software development and overhead costs were significantly higher as compared to historical levels. These costs negatively impacted the Company's results of operations and profitability in fiscal 1996 and 1997. In fiscal 1998, the Company consolidated its Studio operations to reduce their overhead expenses. Due to the Company's planned release of a higher number of titles and increasing Software development costs, the Company anticipates that its future research and development expenses will continue to increase as a percentage of net revenues as compared to fiscal 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

  Competition

     The market for Software is highly competitive. Only a small percentage of titles introduced in the Software market achieve any degree of sustained market acceptance. Competition is based primarily upon:

  o  quality of titles;
  o  the publisher's access to retail shelf space;
  o  product features;
  o the success of the Entertainment Platform for which the Software is written;
  o  price of titles;
  o the number of titles available for the Entertainment Platform for which the Software is written; and
  o  marketing support.

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

  Intellectual Property Licenses and Proprietary Rights

     Some of the Company's Software embodies trademarks, tradenames, logos or copyrights licensed to the Company by third parties (such as the NBA, the NFL or their respective players' associations), the loss of which could prevent the release of a title or limit its economic success. License agreements generally extend for a term of two to three years and are terminable in the event of material breach (including failure to pay amounts due by the Company to the licensor in a timely manner) by, or bankruptcy or insolvency of, the Company and certain other events. Since competition is intense, the Company may not be successful in the future in acquiring intellectual property rights with significant commercial value. In addition, the Company cannot assure its stockholders that these licenses will be available on reasonable terms or at all.

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

  International Sales

     International sales represented approximately 41% and 30% of net revenues in the first quarter of 1998 and 1999, respectively. The Company expects that international sales will continue to account for a significant portion of its net revenues in future periods. International sales are subject to the following inherent risks:

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

  Anti-Takeover Provisions

     The Board of Directors has the authority (subject to certain limitations imposed by the Indenture) to issue shares of preferred stock and to determine their characteristics without stockholders approval. If preferred stock is issued, the rights of holders of common stock, par value $0.02 per share (the "Common Stock"), of the Company are subject to, and may be negatively affected by, the rights of preferred stockholders. If preferred stock is issued, it will provide flexibility in connection with possible acquisitions and other corporate actions; however, it could make it more difficult for a third-party to acquire a majority of the Company's outstanding voting stock. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which may make it more difficult or more expensive or discourage a tender offer, change in control or takeover attempt that is opposed by the Board. In addition, employment arrangements with certain members of the Company's management provide for severance payments upon termination of their employment if there is a change in control.

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

  PART II - OTHER INFORMATION

  Item 1.   LEGAL PROCEEDINGS

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

     In conjunction with then pending class action and other litigations and claims for which the settlement obligation was then probable and estimable, the Company recorded a charge of $23.6 million during the year ended August 31, 1997. During fiscal 1998, the Company settled substantially all of its outstanding litigations and claims for amounts approximating the accrued liabilities.

     The Company is also party to various litigations arising in the ordinary course of its business, the resolution of none of which, the Company believes, will have a material adverse effect on the Company's liquidity or results of operations.

  Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In November 1998, in connection with the Company's purchase of substantially all of the assets and liabilities of Fringe Pty. Ltd., an Australian distributor, the Company issued 206,000 shares of Common Stock to Fringe Pty. Ltd. in partial payment of the purchase price. The shares were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933. See Note 6 of Notes to Consolidated Financial Statements.

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits
       Exhibit 27 - Financial Data Schedule

  (b)  Reports on Form 8-K
       None.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  ACCLAIM ENTERTAINMENT, INC.




  By:  Gregory Fischbach                                      January 13, 1999
       -----------------------------
       Gregory Fischbach
       Co-Chairman of the Board;
       Chief Executive Officer;
       President; Director




  By:  James Scoroposki                                       January 13, 1999
       -----------------------------
       James Scoroposki
       Co-Chairman of the Board;
       Executive Vice President;
       Treasurer; Secretary;
       Director; and Acting
       Chief Financial and
       Accounting Officer