Form 10-Q
period 1999-02-28
ACCLAIM ENTERTAINMENT INC
filed 1999-04-12
CIK 804888

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1999

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____to_____



                         Commission file number 0-16986



                          ACCLAIM ENTERTAINMENT, INC.
           (Exact name of the registrant as specified in its charter)



            Delaware                                         38-2698904
  (State or other jurisdiction                   (I.R.S. Employer Identification
of incorporation or organization)                                No.)



                  One Acclaim Plaza, Glen Cove, New York 11542
                    (Address of principal executive offices)



                                 (516) 656-5000
                        (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No /_/


As at April 7, 1999, approximately 54,000,000 shares of Common Stock of the Registrant were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in 000s, except per share data)

                                                       (Unaudited)
                                                       February 28,  August 31,
                                                           1999         1998
                                                        -------    ---------


ASSETS
CURRENT ASSETS
Cash and cash equivalents                               $  88,282    $  47,273
Accounts receivable - net                                  23,595       39,177
Inventories                                                12,671        3,430
Prepaid expenses                                           11,149       16,571
                                                        ---------    ---------
TOTAL CURRENT ASSETS                                      135,697      106,451
                                                        ---------    ---------

OTHER ASSETS
Fixed assets - net                                         29,462       29,294
Excess of cost over fair value of net assets acquired
   - net of accumulated amortization of $20,635 and
   $19,218, respectively                                   22,623       21,433
Other assets                                                2,337        3,229
                                                        ---------    ---------
TOTAL ASSETS                                            $ 190,119    $ 160,407
                                                        ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Trade accounts payable                                  $  24,789    $  24,218
Short-term borrowings                                        --             16
Accrued expenses                                           89,233       92,207
Income taxes payable                                        6,313        6,918
Current portion of long-term debt                             724          724
Obligation under capital leases - current                   1,020        1,468
                                                        ---------    ---------
TOTAL CURRENT LIABILITIES                                 122,079      125,551
                                                        ---------    ---------

LONG-TERM LIABILITIES
Long-term debt                                             51,319       51,931
Obligation under capital leases - noncurrent                  934        1,110
Other long-term liabilities                                 2,365        3,588
                                                        ---------    ---------
TOTAL LIABILITIES                                         176,697      182,180
                                                        ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.01 par value; 1,000 shares
   authorized; none issued                                   --           --
Common stock, $0.02 par value; 100,000 shares
   authorized; 54,488 and 52,634 shares issued,
   respectively                                             1,090        1,053
Additional paid in capital                                200,481      189,645
Accumulated deficit                                      (184,373)    (209,180)
Treasury stock, 537 and 523 shares, respectively           (3,262)      (3,103)
Foreign currency translation adjustment                      (514)        (188)
                                                        ---------    ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                    13,422      (21,773)
                                                        ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIENCY)                                         $ 190,119    $ 160,407
                                                        ---------    ---------

See notes to consolidated financial statements.

                           ACCLAIM ENTERTAINMENT, INC
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                        (in 000s, except per share data)
                                   (Unaudited)


                                                                    Three Months Ended                      Six Months Ended
                                                                       February 28,                           February 28,
                                                                 1999                1998                1999                1998
                                                              ---------           ---------           ---------           ---------

NET REVENUES                                                  $ 135,656           $  69,343           $ 240,487           $ 161,620
COST OF REVENUES                                                 68,230              33,227             118,730              77,228
                                                              ---------           ---------           ---------           ---------
GROSS PROFIT                                                     67,426              36,116             121,757              84,392
                                                              ---------           ---------           ---------           ---------

OPERATING EXPENSES
Marketing and sales                                              21,368              14,162              38,887              31,260
General and administrative                                       18,254              12,672              33,184              26,753
Research and development                                         11,506               9,273              22,734              17,617
                                                              ---------           ---------           ---------           ---------
TOTAL OPERATING EXPENSES                                         51,128              36,107              94,805              75,630
                                                              ---------           ---------           ---------           ---------

EARNINGS FROM OPERATIONS                                         16,298                   9              26,952               8,762
                                                              ---------           ---------           ---------           ---------

OTHER INCOME (EXPENSE)
Interest income                                                   1,005                 607               1,800               1,068
Interest expense                                                 (1,441)             (1,471)             (2,849)             (2,912)
Other expense                                                      (780)               (365)                (21)                (21)
                                                              ---------           ---------           ---------           ---------

EARNINGS (LOSS) BEFORE INCOME TAXES                              15,082              (1,220)             25,882               6,897

PROVISION FOR INCOME TAXES                                          562                  15               1,075                 121
                                                              ---------           ---------           ---------           ---------

NET EARNINGS (LOSS) BEFORE
  MINORITY INTEREST                                              14,520              (1,235)             24,807               6,776
                                                              ---------           ---------           ---------           ---------

MINORITY INTEREST                                                  --                    (5)               --                   (10)
                                                              ---------           ---------           ---------           ---------

NET EARNINGS (LOSS)                                           $  14,520           $  (1,230)          $  24,807           $   6,786
                                                              ---------           ---------           ---------           ---------


BASIC EARNINGS (LOSS) PER SHARE                               $    0.27           $   (0.02)          $    0.46           $    0.13

DILUTED EARNINGS (LOSS) PER SHARE                             $    0.21           $   (0.02)          $    0.38           $    0.13


See notes to consolidated financial statements.

                                                  ACCLAIM ENTERTAINMENT, INC.
                                                        AND SUBSIDIARIES
                                   STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                 (in 000s, except per share data)


                                   Preferred Stock (1)          Common
                                   -------------------        ---------
                                          Issued                Stock
                                          ------               -------
                                                                Issued                                          (Accumulated
                                                                                   Additional                      Deficit)
                                                                                     Paid-In       Deferred        Retained
                                    Shares     Amount       Shares     Amount        Capital     Compensation      Earnings
                                   --------   --------      ------     ------        --------      ---------      ---------

Balance August 31, 1996                                     50,041     $1,001        $180,895       $(15,113)      $(70,642)
                                   --------   --------      ------     ------        --------      ---------      ---------

Net Loss                                                                                 ----           ----       (159,228)
                                       ----       ----        ----       ----
Issuances and Cancellations
   of Warrants and Options                                                                722            566           ----
                                       ----       ----        ----       ----
Deferred Compensation Expense                                                            ----          6,134           ----
                                       ----       ----        ----       ----
Exercise of Stock Options                                       81          1             169           ----           ----
                                       ----       ----
Escrowed Shares Received                                                                 ----           ----           ----
                                       ----       ----        ----       ----
Foreign Currency Translation Gain                                                        ----           ----           ----
                                       ----       ----        ----       ----
Unrealized Loss on
 Marketable Equity Securities                                                            ----           ----           ----
                                   --------   --------      ------     ------        --------      ---------      ---------

Balance August 31, 1997                                     50,122      1,002         181,786         (8,413)      (229,870)
                                   --------   --------      ------     ------        --------      ---------      ---------

Net Earnings                                                                             ----           ----         20,690
                                       ----       ----        ----       ----
Issuance of Common Stock for
   Litigation Settlements                         ----       1,274         26           6,868           ----           ----

Issuances and Cancellations
   of Common Stock and Options                                  15          1             239            690           ----
                                       ----       ----
Deferred Compensation Expense                                                            ----          4,190           ----
                                       ----       ----        ----       ----
Exercise of Stock Options                                    1,223         24           4,285           ----           ----
                                       ----       ----
Escrowed Shares Received                                                                 ----           ----           ----
                                       ----       ----        ----       ----
Foreign Currency Translation Gain                                                        ----           ----           ----
                                   --------   --------      ------     ------        --------      ---------      ---------

Balance August 31, 1998                                     52,634      1,053         193,178         (3,533)      (209,180)
                                   --------   --------      ------     ------        --------      ---------      ---------

Net Earnings                                                                             ----           ----         24,807
                                       ----       ----        ----       ----
Issuances of Common Stock                         ----         206          4           1,792           ----          ----

Issuance of Warrants for
   Litigation Settlement               ----       ----         ---        ---             950           ----           ----
Subordinated Notes Conversion          ----       ----          48          1             249           ----           ----
Cancellations of Options                                      ----       ----            (382)                         ----
                                       ----       ----                                                   382
Deferred Compensation Expense                                                            ----          1,331           ----
                                       ----       ----        ----       ----
Exercise of Stock Options
   and Warrants                                              1,596         32           5,919           ----           ----
                                       ----       ----
Escrowed Shares Received               ----       ----         (69)        (1)              1           ----           ----
Issuance of Common Stock under
   Employee Stock Purchase Plan        ----       ----          73          1             594           ----           ----
Foreign Currency Translation Loss                                                        ----           ----           ----
                                   --------   --------      ------     ------        --------      ---------      ---------

Balance February 28, 1999                                   54,488     $1,090        $202,301        $(1,820)     $(184,373)
                                   --------   --------      ------     ------        --------      ---------      ---------



                                                                      Unrealized
                                                       Foreign       Gain (Loss) On
                                                      Currency         Marketable
                                           Treasury  Translation         Equity
                                            Stock    Adjustment        Securities    Total
                                           --------   --------          --------    --------

Balance August 31, 1996                    $(1,813)      $(754)              $15     $93,589
                                           --------   --------          --------    --------


Net Loss                                      ----        ----              ----    (159,228)

Issuances and Cancellations
   of Warrants and Options                    ----        ----              ----       1,288

Deferred Compensation Expense                 ----        ----              ----       6,134

Exercise of Stock Options                     ----        ----              ----         170

Escrowed Shares Received                    (1,091)       ----              ----      (1,091)

Foreign Currency Translation Gain             ----         107              ----         107

Unrealized Loss on
 Marketable Equity Securities                 ----        ----               (15)        (15)
                                           --------   --------          --------    --------

Balance August 31, 1997                     (2,904)       (647)                0     (59,046)
                                           --------   --------          --------    --------

Net Earnings                                  ----        ----              ----      20,690

Issuance of Common Stock for
   Litigation Settlements                     ----        ----              ----       6,894

Issuances and Cancellations
   of Common Stock and Options                ----        ----              ----         930

Deferred Compensation Expense                 ----        ----              ----       4,190

Exercise of Stock Options                     ----        ----              ----       4,309

Escrowed Shares Received                      (199)       ----              ----        (199)

Foreign Currency Translation Gain             ----          459             ----         459
                                           --------   --------          --------    --------

Balance August 31, 1998                     (3,103)       (188)                0     (21,773)
                                           --------   --------          --------    --------

Net Earnings                                  ----        ----              ----      24,807

Issuances of Common Stock                     ----        ----              ----       1,796

Issuance of Warrants for
   Litigation Settlement                      ----        ----              ----         950
Subordinated Notes Conversion                 ----        ----              ----         250
Cancellations of Options                      ----        ----              ----        ----

Deferred Compensation Expense                 ----        ----              ----       1,331

Exercise of Stock Options
   and Warrants                               ----        ----              ----       5,951

Escrowed Shares Received                      (159)       ----              ----        (159)
Issuance of Common Stock under
   Employee Stock Purchase Plan               ----        ----              ----         595
Foreign Currency Translation Loss             ----        (326)             ----        (326)
                                           --------   --------          --------    --------

Balance February 28, 1999                  $(3,262)      $(514)               $0     $13,422
                                           --------   --------          --------    --------


(1) The Company is authorized to issue 1,000 shares of preferred stock at a par value of $0.01 per share, none of which shares is presently issued and outstanding. See notes to consolidated financial statements.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (in 000s, except per share data)

                                                          Six Months Ended
                                                             February 28,
                                                          1999          1998
                                                        --------       --------

CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES
Net Earnings                                            $ 24,807       $  6,786
                                                        --------       --------

Adjustments to reconcile net earnings to
 net cash (used in) provided by
 operating activities:
  Depreciation and amortization                            5,636          6,824
  Provision for returns and discounts                     39,022         20,646
  Minority interest in net earnings of
     consolidated subsidiary                                  --            (10)
  Deferred compensation expense                            1,331          2,236
  Non-cash royalty charges                                   529          1,363
  Non-cash compensation expense                              285             --
  Other non-cash items                                       (50)           669

Change in assets and liabilities, net
  of effects of acquisition:
  Accounts receivable                                    (20,426)       (32,337)
  Inventories                                             (9,287)         1,708
  Prepaid expenses                                         5,005          5,577
  Trade accounts payable                                     802          8,712
  Accrued expenses                                        (6,236)        (8,255)
  Income taxes payable                                      (220)           301
  Other long-term liabilities                             (1,223)         2,903
                                                        --------       --------
Total adjustments                                         15,168         10,337
                                                        --------       --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                 39,975         17,123
                                                        --------       --------

CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES
Acquisition of subsidiary, net of cash
   acquired                                                 (421)            --
Acquisition of fixed assets, excluding
   capital leases                                         (3,621)        (1,395)
Disposal of fixed assets                                     104             69
Disposal of other assets                                      42             --
Other investing activities                                    --             30
                                                        --------       --------
NET CASH (USED IN) INVESTING ACTIVITIES                   (3,896)        (1,296)
                                                        --------       --------

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Continued)
                        (in 000s, except per share data)


                                                            Six Months Ended
                                                               February 28,
                                                            1999         1998
                                                          --------     --------

CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES
Payment of mortgage                                       $   (362)    $   (640)
Payment of short-term bank loans                               (16)        (622)
Exercise of stock options and warrants                       5,951           70
Proceeds from Employee Stock Purchase Plan                     310           --
Payment of obligation under capital leases                    (512)        (579)
Purchase of treasury stock                                      --         (199)
Miscellaneous financing activities                              --           27
                                                          --------     --------

NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES                                                5,371       (1,943)
                                                          --------     --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (441)         279

NET INCREASE IN CASH AND CASH EQUIVALENTS                   41,009       14,163

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            47,273       26,254
                                                          --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 88,282     $ 40,417
                                                          --------     --------

Supplemental schedule of noncash investing and
   financing activities:
                                                            1999         1998
                                                          --------     --------
Acquisition of equipment under capital leases             $     58     $     16

Cash paid during the year for:
     Interest                                             $  4,614     $  3,729
     Income taxes                                         $  1,200     $   (187)

In fiscal 1999, the Company purchased certain assets and liabilities of a distributor in Australia. In connection with the acquisition, liabilities assumed were as follows:

   Fair value of assets acquired                          $  1,186
   Excess of cost over fair value of net assets
      acquired                                               2,607
   Cash paid, net of cash acquired                            (580)
   Fair market value of common stock issued                 (1,796)
                                                          --------
   Liabilities assumed                                    $  1,417
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

2. Accounts Receivable

   Accounts receivable are comprised of the following:

                                                      February 28,    August 31,
                                                          1999           1998
                                                       --------        --------

Receivables assigned to factor                         $ 53,284        $ 79,338
Advances from factor                                     17,757          34,914
                                                       --------        --------
Due from factor                                          35,527          44,424
Unfactored accounts receivable                            6,006           6,398
Foreign accounts receivable                              25,924          22,201
Other receivables                                         1,965           3,414
Allowances for returns and discounts                    (45,827)        (37,260)
                                                       --------        --------
                                                       $ 23,595        $ 39,177
                                                       --------        --------

     Pursuant to a factoring agreement, the Company's principal bank acts as its factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At February 28, 1999, the factoring charge amounted to 0.25% of the receivables assigned. The Company's obligations to the bank are collateralized by all of the Company's and its North American subsidiaries' accounts receivable, inventories and equipment. The advances for factored receivables are made pursuant to a revolving credit and security agreement, which expires on January 31, 2000. Pursuant to the terms of the agreement, as amended, which can be canceled by either party upon 90-days notice prior to the end of the term, the Company is required to maintain specified levels of working capital and tangible net worth, among other covenants. As of February 28, 1999, the Company was in compliance with the covenants under its revolving credit facility.

     The Company draws down working capital advances and opens letters of credit (up to an aggregate maximum of $20 million) against the facility in amounts determined on a formula based on factored receivables, inventory and cost of imported goods under outstanding letters of credit. Interest is charged at the bank's prime lending rate plus one percent per annum (8.75% at February 28, 1999) on such advances.

     Pursuant to the terms of certain distribution, warehouse and credit and collection agreements, certain of the Company's foreign accounts receivable are due from distributors. These receivables are not collateralized and as a result management continually monitors the financial condition of these distributors. No additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's accounts receivable. At February 28, 1999 and August 31, 1998, the balance due from a distributor was approximately 28% and 24%, respectively, of foreign accounts receivable.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in 000s, except per share data)

3. Long-Term Debt

   Long-term debt consists of the following:

                                                     February 28,    August 31,
                                                         1999           1998
                                                       -------         -------

10% Convertible Subordinated Notes due 2002            $49,750         $50,000
Mortgage note                                            2,293           2,655
                                                       -------         -------
                                                        52,043          52,655
Less: current portion                                      724             724
                                                       -------         -------
                                                       $51,319         $51,931
                                                       -------         -------


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


                                                      Three Months Ended      Six Months Ended
                                                          February 28,          February 28,
                                                        1999       1998        1999       1998
                                                      --------   --------    --------   --------

Basic EPS Computation
Net earnings (loss)                                   $ 14,520   $ (1,230)   $ 24,807   $  6,786
                                                      --------   --------    --------   --------
Weighted average common shares outstanding              54,160     50,729      53,527     50,556
Basic earnings per share                              $   0.27   $   0.02    $   0.46   $   0.13

Diluted EPS Computation
Net earnings (loss)                                   $ 14,520   $ (1,230)   $ 24,807      6,786
10% Convertible Subordinated Notes Interest Expense      1,244         --       2,494         --
                                                      --------   --------    --------   --------
Adjusted Net Income (loss)                            $ 15,764   $ (1,230)   $ 27,301      6,786
                                                      --------   --------    --------   --------
Weighted average common shares outstanding              54,160     50,729      53,527     50,556
Stock options and warrants                              10,391         --       9,431      3,244
10% Convertible Subordinated Notes                       9,605         --       9,605         --
                                                      --------   --------    --------   --------
Diluted common shares outstanding                       74,156     50,729      72,563     53,800
                                                      --------   --------    --------   --------
Diluted earnings (loss) per share                     $   0.21   $  (0.02)   $   0.38   $   0.13



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

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in 000s, except per share data)



5. Comprehensive Income - (Continued)



                                            Three Months Ended       Six Months Ended
                                               February 28,            February 28,
                                             1999        1998        1999        1998
                                           --------    --------    --------    --------

Net earnings (loss)                        $ 14,520    $ (1,230)   $ 24,807    $  6,786
Other comprehensive earnings (losses):
Foreign currency translation adjustments        (75)        (68)       (326)         25
                                           --------    --------    --------    --------
Comprehensive earnings (loss)              $ 14,445    $ (1,298)   $ 24,481    $  6,811
                                           --------    --------    --------    --------


6. Acquisition

     On November 12, 1998 the Company acquired substantially all of the assets and liabilities of a distributor in Australia. The acquisition was accounted for as a purchase. Accordingly, the operating results are included in the Statements of Consolidated Operations from the acquisition date. The acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The consideration was comprised of (i) $638 in cash, of which $479 was paid at closing, and (ii) 206 shares of the common stock of the Company with a fair value of $1,796. In addition, the Company assumed $1,417 of liabilities. The total cost of the acquisition was $3,851, of which $1,244 was allocated to identified net tangible assets, primarily accounts receivable. The remaining $2,607 represents the excess of the purchase price over the fair value of the net assets acquired, which will be amortized on a straight-line basis over three years. The operating results of the distributor are insignificant to those of the Company.

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

     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "believe," "anticipate," "think," "intend," "plan," "will be" and similar expressions identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of the Company are subject to certain risks and uncertainties, including those discussed in "Factors Affecting Future Performance" below at pages 17 to 24, which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

     The Company also engages, to a lesser extent, in the distribution of Software developed by third-party Software publishers ("Affiliated Labels") and the development and publication of (1) strategy guides relating to the Company's Software and (2) comic book magazines.

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

     No single Entertainment Platform or system has achieved long-term dominance in the interactive entertainment market. Accordingly, the Company must continually anticipate and adapt its Software to emerging Entertainment Platforms. The rapid technological advances in game systems have significantly changed the look and feel of Software as well as the Software development process. According to Company estimates, the average development cost for a title for Entertainment Platforms approximately three years ago was between $300,000 to $400,000, while the average development cost for a title for Entertainment Platforms and PCs is currently between $1 million and $2 million. Approximately 92% and 85% of the Company's gross revenues in the quarter and six months ended

  February 28, 1999, respectively, were derived from Software developed by the Studios. The process of developing Software is extremely complex and is expected to become more complex and expensive in the future as new platforms and technologies are introduced. See "Factors Affecting Future Performance-- Increased Product Development Costs May Adversely Affect Profitability."

     The Company's performance has historically been materially affected by platform transitions and product cycles. As a result of the industry transition to 32- and 64-bit Entertainment Platforms which commenced in 1995, the Company's Software sales during fiscal 1996, 1997 and 1998 were significantly lower than in fiscal 1994 and 1995. The Company's inability to predict accurately the timing of such transition resulted in material losses in fiscal 1996 and 1997. See "Factors Affecting Future Performance - Industry Trends, Platform Transitions and Technological Change May Adversely Affect the Company's Revenues and Profitability."

     The Company's revenues in any period are generally driven by the titles released by the Company in that period. In the past, the Company has experienced delays in the introduction of new titles, which has had a negative impact on its results of operations. If the Company does not introduce titles in accordance with its operating plans for a period, its results of operations and profitability in that period could be negatively affected. See "Factors Affecting Future Performance--Revenues Are Dependent on Timely Introduction of New Titles."

     The Company recorded net earnings of $6.8 million and $24.8 million in the first half of fiscal 1998 and 1999, respectively. The fiscal 1999 period results primarily reflect increased sales in the United States of the Company's Software for Nintendo's 64-bit N64 ("N64") and Sony's 32-bit PlayStation ("PlayStation") consoles. No assurance can be given as to the future growth of the installed base of 32- and 64-bit Entertainment Platforms, the future growth of the Software market therefor, the timely introduction and market acceptance of the Company's Software or of the Company's results of operations and profitability in future periods. The results for the first half of fiscal 1998 and 1999 also reflect the Company's significantly reduced operating expenses as compared to prior periods.

     The Company's ability to generate sales growth and profitability in the short-term will be materially dependent on (i) the continued growth of the Software market for 32- and 64-bit Entertainment Platforms and (ii) the Company's ability to identify, develop and publish "hit" Software for the N64 and PlayStation platforms.

  Results of Operations

     The following table sets forth certain statements of consolidated operations data as a percentage of net revenues for the periods indicated:

                                                   Three Months Ended           Six Months Ended
                                                      February 28,                February 28,
                                                   1999          1998           1999         1998
                                                   ----          ----           ----         ----
  Domestic revenues                                72.5%        58.1%          71.5%        58.6%
  Foreign revenues                                 27.5          41.9           28.5         41.4
                                                   ----          ----           ----         ----
  Net revenues                                    100.0         100.0          100.0        100.0
  Cost of revenues                                 50.3          47.9           49.4         47.8
                                                   ----          ----           ----         ----
  Gross profit                                     49.7          52.1           50.6         52.2
  Marketing and sales                              15.8          20.4           16.2         19.3
  General and administrative                       13.5          18.3           13.8         16.6
  Research and development                          8.5          13.4            9.5         10.9
                                                    ---          ----            ---         ----
  Total operating expenses                         37.7          52.1           39.4         46.8
  Earnings from operations                         12.0           0.0           11.2          5.4
  Other expense, net                               (0.9)         (1.8)          (0.4)        (1.2)
  Earnings (loss) before income taxes              11.1          (1.8)          10.8          4.3
  Net earnings (loss)                              10.7          (1.8)          10.3          4.2


  Net Revenues

     The Company's gross revenues were derived from the following product categories:


                                                  Three Months Ended           Six Months Ended
                                                     February 28,                February 28,
                                                  1999*       1998*            1999*      1998*
                                                  -----       -----            -----      -----
  64-bit Software                                 79.0%       60.0%            70.0%      67.0%
  32-bit Software                                  9.0%       26.0%            19.0%      20.0%
  PC Software                                      6.0%        8.0%             6.0%       8.0%
  Portable Software                                5.0%        5.0%             4.0%       3.0%
  Other                                            1.0%        1.0%             1.0%       2.0%


  *The numbers in this chart do not give effect to sales credits and allowances granted by the Company in the periods covered since the Company does not track such credits and allowances by product category. Accordingly, the numbers presented may vary materially from those that would be disclosed if the Company were able to present such information as a percentage of net revenues.

     The increase in the Company's net revenues from $69.3 million for the quarter ended February 28, 1998 to $135.7 million for the quarter ended February 28, 1999 was predominantly due to increased unit sales in the United States of the Company's 64-bit Software. The increase in the Company's net revenues from $161.6 million for the six months ended February 28, 1998 to $240.5 million for the six months ended February 28, 1999 was predominantly due to increased unit sales in the United States of the Company's 64- and 32-bit Software. The increase in sales in the first half of fiscal 1999 was primarily due to the continued increase in the installed base of N64 and PlayStation consoles worldwide and the quality and market acceptance of the Company's titles for those Entertainment Platforms.

     The Company anticipates that titles currently scheduled for introduction in the third and fourth quarter of fiscal 1999 will be shipped as announced; however, no assurance can be given that these titles will be released in accordance with such announcements. Assuming timely shipment of the Company's titles, the Company's revenues from the sale of N64 and PlayStation Software are anticipated to grow in the second half of fiscal 1999 and for fiscal 1999 as a whole as compared to the related prior year periods; however, the Company does not anticipate that, for fiscal 1999 as a whole, it will achieve its fiscal 1998 growth rate of 97%. If the Company does not release new titles as planned in the third or fourth quarter of fiscal 1999, the Company's net revenues could be materially negatively impacted and the Company could incur losses from operations.

     The Company's domestic sales in the three and six months ended February 28, 1999 comprised a higher percentage of total net revenues as compared to the three and six months ended February 28, 1998 primarily because the titles published by the Company in the 1999 period were aimed at, and achieved greater popularity in, the domestic market (e.g., WWF War Zone and NFL Quarterback Club 99). The Company anticipates that its mix of domestic and foreign net revenues will continue to be affected by the content of titles released by the Company.

     To date, the Company has not generated material revenues from any of its operations other than Software publishing and no assurance can be given that the Company will be able to generate such revenues in the future.

     A significant portion of the Company's revenues in any quarter are generally derived from Software first released in that quarter or in the immediately preceding quarter. See "Factors Affecting Future Performance-- Revenues Are Dependent on Timely Introduction of New Titles" and "--The Company's Future Success is Dependent on Its Ability to Release "Hit" Titles."

     In the quarter ended February 28, 1998, NHL Breakaway 98 (for multiple platforms), NFL Quarterback Club 98 (for N64), Turok: Dinosaur Hunter (for multiple platforms) and Riven (for PlayStation) accounted for approximately 25%, 20%, 13% and 10%, respectively, of the Company's gross revenues. In the quarter ended February 28, 1999, Turok 2: Seeds of Evil (for multiple platforms) and South Park (for N64) accounted for approximately 50% and 22%, respectively, of the Company's gross revenues. For the six months ended February 28, 1998, NFL Quarterback Club 98 (for multiple platforms), Extreme G (for N64), NHL Breakaway 98 (for multiple platforms) and Turok: Dinosaur Hunter (for multiple platforms) accounted for approximately 26%, 21%, 12% and 10%, respectively, of the Company's gross revenues. For the six months ended February 28, 1999, Turok 2: Seeds of Evil (for multiple platforms), WWF War Zone (for multiple platforms), South Park (for N64) and NFL Quarterback Club 99 (for N64) accounted for approximately 28%, 17%, 13% and 11%, respectively, of the Company's gross revenues.

     The Company is substantially dependent on the Entertainment Platform developers as the sole developers of the Entertainment Platforms marketed by them, as the sole licensors of the proprietary information and technology needed to develop Software for those Entertainment Platforms and, in the case of Nintendo and Sony, as the sole manufacturers of Software for the Entertainment Platforms marketed by them. For the quarters ended February 28, 1998 and 1999, the Company derived 65% and 84% of its gross revenues, respectively, from sales of Nintendo-compatible Software and 26% and 9% of its gross revenues, respectively, from sales of Software for PlayStation. For the six months ended February 28, 1998 and 1999, the Company derived 71% and 74% of its gross revenues, respectively, from sales of Nintendo-compatible Software and 20% and 19% of its gross revenues, respectively, from sales of Software for PlayStation. In prior periods, the Company has also derived substantial portions of its gross revenues from sales of Software for platforms marketed by Sega. Such revenues have not been material in recent periods. Although the Company does not plan to release any titles for Sega's 32-bit platform in fiscal 1999, it may release titles for other Entertainment Platforms introduced by Sega in future periods. See "Factors Affecting Future Performance--If the Company Is Unable to Obtain or Renew Licenses from Hardware Developers, It Will Not Be Able to Release Software for Game Consoles."

  Gross Profit

     Gross profit fluctuates primarily as a result of five factors: (i) the level of returns, price protection and concessions; (ii) the number of "hit" products and average unit selling prices; (iii) the percentage of sales of CD Software; (iv) the percentage of foreign sales; and (v) the percentage of foreign sales to third-party distributors. All royalties payable to developers of Entertainment Platforms are included in cost of revenues.

     The Company's gross profit is adversely impacted by increases in the level of returns, price protection and concessions to retailers, which reduces the average unit price obtained for its Software sales. Similarly, lack of "hit" titles or a low number of "hit" titles, resulting in lower average unit sales prices, adversely impacts the Company's gross profits.

     The Company's margins on sales of CD Software (currently, PlayStation and
  PCs) are higher than those on cartridge Software (currently, N64) as a result of significantly lower CD Software product costs.

     The Company's margins on foreign Software sales are typically lower than those on domestic sales due to higher prices charged by developers of Entertainment Platforms for Software distributed by the Company outside North America and, in certain circumstances, lower selling prices. The Company's margins on foreign Software sales to third-party distributors are approximately one-third lower than those on sales that the Company makes directly to foreign retailers.

     Gross profit increased from $36.1 million (52% of net revenues) for the quarter ended February 28, 1998 to $67.4 million (50% of net revenues) for the quarter ended February 28, 1999 and from $84.4 million (52% of net revenues) for the six months ended February 28, 1998 to $121.8 million (51% of net revenues) for the six months ended February 28, 1999. The dollar increase is predominantly due to increased sales volume. The percentage decrease is primarily due to (1) the higher percentage of revenues derived from N64 Software and (2) higher levels (as a percentage of net revenues) of returns, price protection and concessions to retailers, in the quarter and six months ended February 28, 1999.

     Management anticipates that the Company's future gross profit will be affected principally by (i) the percentage of returns, price protection and concessions in respect of the Company's Software sales and (ii) the Company's product mix (i.e., the percentage of CD Software verses the percentage of cartridge Software).

     The Company purchases substantially all of its products at prices payable in United States dollars. Appreciation of the yen could result in increased prices charged by developers of Entertainment Platforms to the Company (although, to date, none of them has effected such a price increase), which the Company may not be able to pass on to its customers and which could adversely affect its results of operations.

  Operating Expenses

     In fiscal 1997, the Company effected a variety of cost reduction measures to reduce its operating expenses. The Company realized the benefits of such measures in the fourth quarter of fiscal 1997 and thereafter in the form of reduced operating expenses as compared to prior periods. In addition, in fiscal 1998, the Company consolidated or eliminated certain operations.

     Marketing and sales expenses increased from $14.2 million (20% of net revenues) for the quarter ended February 28, 1998 to $21.4 million (16% of net revenues) for the quarter ended February 28, 1999 and from $31.3 million (19% of net revenues) for the six months ended February 28, 1998 to $38.9 million (16% of net revenues) for the six months ended February 28, 1999. The dollar increase is primarily attributable to increased selling and advertising expenses.

     General and administrative expenses increased from $12.7 million (18% of net revenues) for the quarter ended February 28, 1998 to $18.3 million (13% of net revenues) for the quarter ended February 28, 1999 and from $26.8 million (17% of net revenues) for the six months ended February 28, 1998 to $33.2 million (14% of net revenues) for the six months ended February 28, 1999. The dollar increase is primarily attributable to increased variable expenses.

     Research and development expenses increased from $9.3 million (13% of net revenues) for the quarter ended February 28, 1998 to $11.5 million (8% of net revenues) for the quarter ended February 28, 1999 and from $17.6 million (11% of net revenues) for the six months ended February 28, 1998 to $22.7 million (9% of net revenues) for the six months ended February 28, 1999. The dollar increase is primarily attributable to increased personnel costs at the Studios.

     The percentage decrease in marketing and sales, general and administrative, and research and development expenses in the three and six months ended February 28, 1999 is primarily attributable to increased sales volume and the Company's cost reduction measures. Due to the Company's planned release of a higher number of titles and increasing Software development costs, the Company anticipates that its future research and development expenses will continue to increase. See "Factors Affecting Future Performance--Increased Product Development Costs May Adversely Affect Profitability."

     Although the Company anticipates that its aggregate operating expenses will increase in dollars in fiscal 1999, it does not anticipate that such expenses will increase as a percentage of net revenues.

     Interest income increased in the three and six months ended February 28, 1999 as compared to the three and six months ended February 28, 1998 due to higher cash balances available for investment.

     As of August 31, 1998, the Company had a U.S. tax net operating loss carryforward of approximately $110 million. In the first half of fiscal 1998 and 1999, the Company utilized a portion of its net operating loss carryforwards. The provision for income taxes of $1.1 million for the first six months of fiscal 1999 primarily relates to state and foreign taxes.

  Seasonality

     The Company's business is seasonal, with higher revenues and operating income typically occurring during its first, second and fourth fiscal quarters (which correspond to the holiday selling season). However, the timing of the delivery of Software titles and the releases of new products cause material fluctuations in the Company's quarterly revenues and earnings, which may cause the Company's results to vary from the seasonal patterns of the industry as a whole. See "Factors Affecting Future Performance--Revenues Vary Due to the Seasonal Nature of Video and PC Game Software Purchases."

  Liquidity and Capital Resources

     The Company derived net cash from operating activities of approximately $17.1 million and $40.0 million during the six months ended February 28, 1998 and 1999, respectively. The increase in net cash from operating activities in the first half of fiscal 1999 is primarily attributable to increased profitable operations.

     The Company used net cash in investing activities of approximately $1.3 million and $3.9 million during the six months ended February 28, 1998 and 1999, respectively. The increase in net cash used in investing activities in the first half of fiscal 1999 is primarily attributable to the acquisition of fixed assets and of certain assets of a distributor located in Australia. See
  Note 6 of Notes to Consolidated Financial Statements.

     The Company used net cash in financing activities of approximately $1.9 million during the six months ended February 28, 1998 and derived net cash from financing activities of approximately $5.4 million during the six months ended February 28, 1999. The increase in net cash provided by financing activities in the first half of fiscal 1999 as compared to the first half of fiscal 1998 is primarily attributable to the proceeds of $6.0 million from the exercise of outstanding stock options and warrants, and lower required payments in respect of outstanding debt obligations during the 1999 period.

     The Company generally purchases its inventory of Nintendo Software by opening letters of credit when placing the purchase order. At February 28, 1999, the amount outstanding under letters of credit was approximately $3.8 million. Other than such letters of credit, the Company does not currently have any material operating or capital expenditure commitments.

     The Company has a revolving credit and security agreement with BNY, its principal domestic bank, which agreement expires on January 31, 2000. The credit agreement may be automatically renewed for another year by its terms, unless terminated upon 90 days' prior notice by either party. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined on a formula based on factored receivables and inventory, which advances are secured by the Company's assets. BNY also acts as the Company's factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At February 28, 1999, the factoring charge was 0.25% of the receivables assigned and the interest on advances was at BNY's prime rate plus one percent. See Note 2 of Notes to Consolidated Financial Statements.

     The Company also has a financing arrangement relating to the mortgage on its corporate headquarters. At February 28, 1999, the outstanding principal balance of the loan was $2.3 million.

     Management believes, based on the currently anticipated growth of the installed base of 32- and 64-bit Entertainment Platforms and the cost reduction measures effected by the Company, that the Company's cash and cash equivalents at February 28, 1999 and cash flows from operations in fiscal 1999 will be sufficient to cover its operating expenses and such current obligations as are required to be paid in fiscal 1999. However, no assurance can be given as to the sufficiency of such cash flows in fiscal 1999 and beyond. To provide for its short- and long-term liquidity needs, in fiscal 1997 and 1998, the Company significantly reduced the number of its employees, consolidated or eliminated certain operations, raised $47.4 million of net proceeds from the issuance of 10% Convertible Subordinated Notes due 2002 (the "Notes"), and sold substantially all of the assets of Acclaim Redemption Games, Inc., formerly Lazer-Tron Corporation. The Company's future liquidity will be materially dependent on its ability to develop and market Software that achieves widespread market acceptance for use with the Entertainment Platforms that dominate the market. There can be no assurance that the Company will be able to publish Software for Entertainment Platforms with significant installed bases or that such Software will achieve widespread market acceptance. See "Factors Affecting Future Performance--If Cash Flows from Operations Are Not Sufficient to Meet the Company's Needs, It May be Forced to Sell Assets, Refinance Debt or Downsize Operations."

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

  Year 2000 Issue

     Until recently, computer programs were generally written using two digits rather than four to define the applicable year. Accordingly, such programs may be unable to distinguish properly between the year 1900 and the year 2000. In fiscal 1997, the Company commenced a Year 2000 date conversion project to address necessary code changes, testing and implementation in respect of its internal computer systems. Project completion is planned for the late summer of calendar 1999. To date, the cost of this project has not been material to the Company's results of operations or liquidity and the Company does not anticipate that the cost of completing the project will be material to its results of operations or liquidity in fiscal 1999. The Company anticipates that its Year 2000 date conversion project as it relates to the Company's internal systems will be completed on a timely basis. The Company's Software for N64, PlayStation and PCs is Year 2000 compliant. The Company is currently seeking information regarding Year 2000 compliance from vendors, customers, manufacturers, outside developers, and financial institutions associated with the Company. Project completion for this phase is planned for the late summer of calendar 1999. However, given the reliance on third-party information as it relates to their compliance programs and the difficulty of determining potential errors on the part of external service suppliers, no assurance can be given that the Company's information systems or operations will not be affected by mistakes, if any, of third parties or third-party failures to complete the Year 2000 project on a timely basis. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have a material adverse effect on the Company's systems.

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

  Euro Conversion

     The January 1, 1999 adoption of the Euro has created a single-currency market in much of Europe. For a transition period from January 1, 1999 to June 30, 2002, the existing local currencies will remain legal tender as denominations of the Euro. The Company does not anticipate that its operating systems will be materially adversely affected by the conversion to the Euro. The Company has analyzed the impact of conversion to the Euro on its existing systems and is implementing modifications to its current systems to implement Euro invoicing for transactions. The Company anticipates that the cost of such modifications will not have a material adverse effect on its results of operations or liquidity in fiscal 1999. However, due to numerous uncertainties, the Company cannot reasonably estimate the effect that the conversion to the Euro will have on its pricing or market strategies, and the impact, if any, that such conversion will have on its financial condition or results of operations.

  New Accounting Pronouncement

     The Company will implement the provisions of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," in fiscal 2000. The Company is presently assessing the impact, if any, of this standard on its consolidated financial statements.

  FACTORS AFFECTING FUTURE PERFORMANCE

     The Company's future operating results depend upon many factors and are subject to various risks and uncertainties. The known material risks and uncertainties which may cause the Company's operating results to vary from anticipated results or which may negatively affect its operating results and profitability are as follows:

  If N64 and PlayStation Game Console and Software Sales Do Not Continue to Grow, The Company's Revenues May Not Grow

     In calendar 1998, the worldwide installed base of N64 and PlayStation game console units increased substantially and achieved significant market acceptance worldwide. The Company's software sales are dependent on the popularity of these game consoles and the size of their installed base. The Company anticipates that the installed base of N64 and PlayStation units will continue to grow in the short term. However, Acclaim cannot assure investors that the installed base of these game consoles will grow at the present rate, if at all. Also, Acclaim cannot give any assurance that its revenues from software for these game consoles will increase as their installed base increases.

  Industry Trends, Platform Transitions and Technological Change May Adversely Affect The Company's Revenues and Profitability

     The life cycle of existing game consoles and the market acceptance and popularity of new game consoles significantly affects the success of the Company's products. The Company cannot guarantee that it will be able to predict accurately the life cycle or popularity of each game console. If the
  Company:

  o does not develop software for game consoles that achieve significant market acceptance;
  o discontinues development of software for a game console that has a longer than expected life cycle;
  o develops software for a game console that does not achieve a significant installed base; or
  o continues development of software for a game console that has a shorter than expected life cycle,

  it may experience losses from operations, as it did in fiscal 1996 and 1997.

     In addition, the cyclical nature of the video and PC games industry requires the Company continually to adapt its software development efforts to emerging hardware systems. The Company cannot guarantee that it will be successful in developing and publishing software for new hardware systems.

  Revenues Are Dependent on Timely Introduction of New Titles

     The life cycle of a new title generally ranges from less than three months to upwards of 12 months, with the majority of sales occurring in the first 30 to 120 days after release. Therefore, the Company is constantly required to introduce new titles in order to generate revenues and/or to replace declining revenues from older titles. In the past, the Company has experienced delays in the introduction of new titles, which has had a negative impact on its results of operations. If the Company does not introduce titles in accordance with its operating plans for a period, its results of operations and profitability in that period could be negatively affected.

     The timely shipment of a new title depends on various factors including:

  o    bug testing;
  o    approval by hardware licensors;
  o    approval by third-party licensors; and
  o in the case of Nintendo and Sony products, timely manufacture of the Company's titles.

     It is likely that some of the Company's titles will not be released in accordance with the Company's operating plans. A significant delay in the introduction of one or more new titles could negatively affect sales and have a negative impact on the Company's financial condition and results of operations.

     The Company cannot assure stockholders that its new titles will be released in a timely fashion. Factors such as competition for retail shelf space, consumer preferences and seasonality could result in the shortening of the life cycle for older titles and increase the importance of the Company's ability to release new titles on a timely basis.

  The Company's Future Success Is Dependent on Its Ability to Release "Hit"
  Titles

     The market for software is "hits" driven. Therefore, the Company's future success depends on developing, publishing and distributing "hit" titles for game consoles with significant installed bases. If the Company does not publish "hit" titles in the future, its financial condition, results of operations and profitability could be negatively affected, as they were in fiscal 1996 and 1997. However, it is difficult to predict consumer preferences for titles, and few titles achieve sustained market acceptance. Sales of the Company's then top four titles accounted for approximately 69% of gross revenues for the first six months of each of fiscal 1998 and 1999. The Company cannot assure stockholders that it will be able to publish "hit" titles in the future.

  If Product Returns, Price Protection and Concessions Exceed Reserves, the Company May Incur Losses

     The Company is not contractually obligated to accept returns except for defective product. However, the Company may permit customers to return or exchange products and may provide price protection or concessions on products unsold by the customer. If the Company's reserves for returns, exchanges, price protection and concessions are exceeded, its financial condition and results of operations will be negatively impacted, as they were in fiscal 1996.

     Management makes significant estimates and assumptions regarding allowances for estimated product returns, price protection and concessions in preparing the Company's financial statements. The Company establishes reserves taking into account the potential for product returns, price protection and concessions based primarily on:

  o    market acceptance of products in retail inventories;
  o    level of retail inventories;
  o    seasonality;
  o    and historical return rates.

     The Company believes that, at February 28, 1999, its reserves for future returns, exchanges, price protection and concessions are adequate. However, the Company cannot guarantee the adequacy of its current or future reserves.

  If the Company Is Unable to Obtain or Renew Licenses from Hardware Developers, It Will Not be Able to Release Software for Game Consoles

     The Company is substantially dependent on each hardware developer:

  o as the sole licensor of the specifications needed to develop software for its game consoles;
  o in the case of Nintendo and Sony, as the sole manufacturer of the software developed by the Company for its game consoles;
  o to protect the intellectual property rights to its game consoles and technology; and
  o to discourage unauthorized persons from producing software for its game consoles.

     Substantially all of the Company's revenues have historically been derived from sales of software for game consoles. In the first six months of fiscal 1998 and 1999, the Company derived:

  o approximately 70% and 74%, respectively, of gross revenues from the sale of Nintendo-compatible software;
  o approximately 20% and 19%, respectively, of gross revenues from the sale of Sony PlayStation software; and
  o approximately 8% and 6%, respectively, of gross revenues from the sale of PC software.

     If the Company cannot obtain licenses to develop software from developers of new game consoles or if any of its existing license agreements are terminated, the Company will not be able to release software for game consoles, which would have a negative impact on its results of operations and profitability. The Company cannot assure stockholders that, at the end of their current terms, it will be able to obtain extensions or that it will be successful in negotiating definitive license agreements with developers of new game consoles.

     The Company's revenue growth may also be dependent on the hardware developers. In the past, some of the Company's license agreements have limited the number of titles it could release in a given period. This limitation restricted the Company's sales growth, revenues and profitability. If new license agreements contain similar limitations, the Company's revenues and profitability will be negatively impacted.

  Increased Product Development Costs May Adversely Affect Profitability

     The Company's research and development expenses increased from $9.3 million (13% of net revenues) for the quarter ended February 28, 1998 to $11.5 million (8% of net revenues) for the quarter ended February 28, 1999 and from $17.6 million (11% of net revenues) for the six months ended February 28, 1998 to $22.7 million (9% of net revenues) for the six months ended February 28, 1999. The Company anticipates that its future research and development expenses will continue to increase. This increase is due to the planned release of a higher number of titles and increasing software development costs. If these expenses are not carefully monitored and capped, the Company's profitability will be negatively impacted.

   Inability to Procure Commercially Valuable Intellectual Property Licenses May Prevent Product Releases or Result in Reduced Product Sales

     The Company's titles often embody trademarks, tradenames, logos or copyrights licensed to it by third parties, such as the NBA, the NFL or their respective players' associations. The Company may not be successful in acquiring or renewing licenses to property rights with significant commercial value. The loss of one or more of these licenses could prevent the Company's release of a title or limit its economic success. In addition, the Company cannot assure stockholders that these licenses will be available on reasonable terms or at all.

     License agreements relating to these rights generally extend for a term of two to three years. The agreements are terminable upon the occurrence of a number of factors, including:

  o    the Company's material breach of the agreement;
  o the Company's failure to pay amounts due to the licensor in a timely manner; or
  o    the Company's bankruptcy or insolvency.

  If The Company Does Not Compete Successfully, Demand for Its Products May be Reduced

     The video and PC games market is highly competitive. Only a small percentage of titles introduced in the market achieve any degree of sustained market acceptance. If the Company's titles are not successful, its operations and profitability will be negatively impacted. The Company cannot guarantee that its titles will compete successfully.

     Competition is based primarily upon:

  o    quality of titles;
  o    access to retail shelf space;
  o    product features;
  o    the success of the game console for which the title is written;
  o    price of titles;
  o    the number of titles then available; and
  o    marketing support.

     The Company's chief competitors are the developers of game consoles, to whom the Company pays royalties and/or manufacturing charges. The hardware developers have a price, marketing and distribution advantage with respect to software marketed by them. The Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than the Company, such as Nintendo, Sega and Sony. The Company's competitors also include a number of independent software publishers licensed by the hardware developers.

     As each hardware cycle matures, significant price competition and reduced profit margins may result. In addition, competition from new technologies may reduce demand in markets in which the Company has traditionally competed. If there is prolonged price competition or reduced demand as a result of competing technologies, the Company's operations and liquidity could be negatively impacted.

  Revenues Vary Due to the Seasonal Nature of Video and PC Game Software
  Purchases

     The video and PC games industry is highly seasonal. Typically, net revenues are highest in the last calendar quarter, decline in the first calendar quarter, are lower in the second calendar quarter and increase in the third calendar quarter. The seasonal pattern is due primarily to the increased demand for software during the year-end holiday selling season and the reduced demand for software during the summer months. However, the Company's earnings vary significantly and are materially affected by releases of "hit" titles and, accordingly, may not necessarily reflect the seasonal patterns of the industry as a whole. The Company expects that operating results will continue to fluctuate significantly in the future. See "--Fluctuations in Quarterly Operating Results Lead to Unpredictability of Revenues and Income" below.

  Fluctuations in Quarterly Operating Results Lead to Unpredictability of Revenues and Income

     The timing of release of new titles can cause material quarterly revenues and earnings fluctuations. A significant portion of revenues in any quarter is often derived from sales of new titles introduced in that quarter or in the immediately preceding quarter. If the Company is unable to begin volume shipments of a significant new title during the scheduled quarter, its revenues and earnings will be negatively affected in that quarter. In addition, because a majority of the unit sales for a title typically occur in the first 30 to 120 days following its introduction, earnings may increase significantly in a period in which a major title is introduced and may decline in the following period or in periods in which there are no major title introductions.

     Quarterly operating results also may be materially impacted by factors including: (1) the level of market acceptance or demand for titles and (2) the level of development and/or promotion expenses for a title. Consequently, if net revenues in a period are below expectations, the Company's net income and financial position in that period are likely to be affected negatively.

  If Cash Flows from Operations Are Not Sufficient to Meet The Company's Needs, It May be Forced to Sell Assets, Refinance Debt or Downsize Operations

     The Company generally experienced negative cash flows from operations in fiscal 1996 and 1997. As a result, in those years, the Company sold assets, refinanced debt and downsized operations.

   Insufficient liquidity in the future may require the Company to take similar actions. The Company believes that its cash flows from operations in fiscal 1999 will be sufficient to cover its operating expenses and the current obligations it must pay in the remainder of fiscal 1999. This belief is based on:

   o the anticipated continued growth of the installed base of the current 32-bit and 64-bit game consoles,
   o the anticipated continued growth of the 32-bit and 64-bit software market,
   o   the anticipated success of the Company's 32-bit and 64-bit titles, and
   o   the resulting continued growth of the Company's net revenues.

     See "--Industry Trends, Platform Transitions and Technological Change may Adversely Affect The Company's Revenues and Profitability" above. However, the Company cannot assure investors that its operating expenses and current obligations will be significantly less than the cash flows available from operations in fiscal 1999 or in the future.

  High Debt Level May Restrict The Company's Flexibility in Operations and Business Expansion

     At February 28, 1999, the Company had total debt of approximately $52 million. The Company's debt level may limit its ability to obtain additional debt financing in the future, or to pursue possible expansion of its business or acquisitions. High debt levels could also limit the Company's flexibility in reacting to changes in the video and PC games industry and general economic conditions. These limitations make the Company more vulnerable to adverse economic conditions and restrict its ability to withstand competitive pressures or take advantage of business opportunities. Some of the Company's competitors currently have a lower debt level than it, and are likely to have significantly greater operating and financing flexibility.

  Ability to Service Debt and Prior Rights of Creditors May Adversely Affect Holders of Common Stock

     The Company believes that its cash flows from operations in fiscal 1999 will be sufficient to make all interest and principal payments on a timely basis. However, if the Company's cash flow from operations in fiscal 1999 or beyond is insufficient to make interest and principal payments when due, the Company may have to restructure its indebtedness. The Company cannot guarantee that it will be able to restructure or refinance its debt on satisfactory terms. In addition, restructuring or refinancing may not be permitted by the terms of the Company's existing indebtedness. The Company cannot assure investors that its future operating cash flows will be sufficient to meet its debt service requirements or to repay its indebtedness at maturity.

     If Acclaim violates the financial or other covenants contained in its bank agreements or in the indenture governing its outstanding convertible notes, it will be in default under its loan agreements and/or the indenture. If a default occurs and is not waived by the lender, the lender could seek remedies against the Company, including:

  o    penalty rates of interest;
  o    immediate repayment of the debt; and/or
  o    the foreclosure on any assets securing the debt.

     The Company expects to comply with its covenants but cannot guarantee that it will be able to do so. In addition, factors beyond the Company's control may result in future covenant defaults or a payment default. The Company may not be able to obtain waivers of any future default. If the Company becomes insolvent, is liquidated or reorganized, after payment to the creditors, there may be insufficient assets remaining for a distribution to stockholders.

     In order to meet its debt service obligations, from time to time Acclaim also depends on dividends, advances and transfers of funds from its subsidiaries. State and foreign law regulate the payment of dividends by these subsidiaries, which is also subject to the terms of existing bank agreements and the indenture. A significant portion of the Company's assets, operations, trade payables and indebtedness is located at these subsidiaries. The creditors of the subsidiaries would generally recover from these assets on the obligations owed to them by the subsidiaries before any recovery by Acclaim's creditors and before any assets are distributed to stockholders.

  Prevalence of Illegal Copying of Software Could Adversely Affect Sales

     In order to protect its software and proprietary rights, the Company relies mainly on a combination of:

   o   copyrights;
   o   trade secret laws;
   o   patent and trademark laws; and
   o   nondisclosure agreements.

     However, existing U.S. and international laws afford only limited protection. An unauthorized person may be able to copy the Company's software or otherwise obtain and use its proprietary information. If a significant amount of illegal copying of software published or distributed by the Company occurs, its product sales could be adversely impacted. Policing illegal use of software is extremely difficult, and software piracy is expected to persist. In addition, the laws of some foreign countries in which the Company's software is distributed do not protect the Company and its intellectual property rights to the same extent as the laws of the U.S. The Company cannot guarantee that its attempts to protect its proprietary rights will be adequate.

   Infringement Could Lead to Costly Litigation and/or the Need to Enter into License Agreements, Which May Result in Increased Operating Expenses

     Existing or future infringement claims by or against the Company may result in costly litigation or require the Company to license the proprietary rights of third parties, which could have a negative impact on the Company's results of operations, liquidity and profitability.

     The Company believes that its proprietary rights do not infringe on the proprietary rights of others. However, as the number of titles in the industry increases, the Company believes that claims and lawsuits with respect to software infringement will also increase. From time to time, third parties have asserted that some of the Company's titles infringed upon their intellectual property rights. The Company has also asserted that third parties have likewise infringed its proprietary rights. These infringement claims have sometimes resulted in litigation by and against the Company. To date, none of these claims has negatively impacted the Company's ability to develop, publish or distribute its software. The Company cannot guarantee that future infringement claims will not occur or that they will not negatively impact its ability to develop, publish or distribute its software.

   Factors Specific to International Sales May Result in Reduced Revenues and/or Increased Costs

     International sales have historically represented material portions of the Company's revenues and the Company expects that international sales will continue to account for a significant portion of its revenues in future periods. Sales in foreign countries may involve expenses incurred to customize titles to comply with local laws. In addition, titles that are successful in the domestic market may not be successful in foreign markets due to different consumer preferences. International sales are also subject to fluctuating exchange rates and may be affected by the recent adoption of a single currency in much of Europe. See "--Pricing and Marketing Strategies in Europe May be Negatively Impacted by the Euro Conversion" below. These and other factors specific to international sales may result in reduced revenues and/or increased costs.

  Loss of Key Employees May Negatively Impact The Company's Success

     The Company's success depends on its ability to identify, hire and retain skilled personnel. The software industry is characterized by a high level of employee mobility and aggressive recruiting among competitors for personnel with technical, marketing, sales, product development and management skills.

  The Company may not be able to attract and retain skilled personnel or may incur significant costs in order to do so.

     In particular, the Company is highly dependent upon the management services of Gregory Fischbach, co-chairman of the board and chief executive officer, and James Scoroposki, co-chairman of the board and senior executive vice president. If the Company were to lose either of their services, its business would be negatively impacted. Although the Company has employment agreements with Messrs. Fischbach and Scoroposki, they may leave or compete with the Company in the future. If the Company is unable to attract additional qualified employees or retain the services of key personnel, its business could be negatively impacted.

   Charter and Anti-Takeover Provisions Could Negatively Affect Rights of Holders of Common Stock

     The board of directors has the authority to issue shares of preferred stock and to determine their characteristics without stockholder approval. This authority is limited by the indenture governing the Company's outstanding notes. If the Company issues preferred stock, the rights of common stockholders may be negatively affected by the rights of preferred stockholders. Moreover, if the Company issues preferred stock, it could become more difficult for a third party to acquire a majority of the Company's outstanding voting stock.

     Acclaim is also subject to anti-takeover provisions of Delaware corporate law, which may impede a tender offer, change in control or takeover attempt that is opposed by the board. In addition, employment arrangements with some members of management provide for severance payments upon termination of their employment if there is a change in control.

   Stock Price Is Volatile and Stockholders May Not Be Able to Recoup Their Investment

     There is a history of significant volatility in the market prices of companies engaged in the software industry, including Acclaim. Movements in the market price of Acclaim common stock from time to time have negatively affected stockholders' ability to recoup their investment in the stock. The price of Acclaim common stock is likely to continue to be highly volatile, and stockholders may not be able to recoup their investment. If the Company's future revenues, profitability or product releases do not meet expectations, the price of Acclaim common stock may be negatively affected.

  Year 2000 Compliance Is Not Assured

     Until recently, computer programs were generally written using two digits rather than four to define the applicable year. Accordingly, these programs may be unable to distinguish properly between the year 1900 and the year 2000. Failure to correct the Company's systems to become "Year 2000 compliant" may result in systems failures or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company cannot guarantee that its systems will be Year 2000 compliant in a timely manner.

     The Company's systems also rely on third-party systems, including those of its vendors, customers, manufacturers, outside developers, and financial institutions associated with the Company. The Company relies on third-party information about their compliance programs and the Company cannot determine potential errors on the part of external service suppliers. Accordingly, the Company cannot guarantee that its information systems or operations will not be affected by third-party mistakes or third-party failures to become Year 2000 compliant. The Company cannot guarantee that the third-party systems on which its systems rely will be timely converted or that any failure to convert by another company would not have a negative effect on the Company's systems.

     The Company does not currently have any contingency plans in place to address the failure of timely conversion of its and/or third-party systems in respect of the Year 2000 issue. The Company's failure to address any unforeseen Year 2000 issues could negatively impact its results of operations.

   Pricing and Marketing Strategies in Europe May be Negatively Impacted by the Euro Conversion

     The January 1, 1999 adoption of the Euro has created a single-currency market in much of Europe. The Company does not anticipate that its operating systems will be negatively impacted by the conversion to the Euro. However, due to numerous uncertainties, the Company cannot reasonably estimate the effect that the conversion to the Euro will have on its pricing or marketing strategies. If the Company's pricing or marketing strategies are negatively impacted, the Euro conversion may have a negative impact on the Company's revenues.

  PART II - OTHER INFORMATION

  Item 1.   LEGAL PROCEEDINGS

     The Company, Iguana Entertainment, Inc. a subsidiary of the Company, and Gregory E. Fischbach were sued in an action entitled Jeffery Spangenberg vs. Acclaim Entertainment, Inc., Iguana Entertainment, Inc., and Gregory Fischbach filed in August 1998 in the District Court of Travis County, Texas (Cause No. 98-09418). The plaintiff alleges that the defendants (i) breached their employment obligations to the plaintiff; (ii) breached a Texas statute covering wage payment obligations based on their alleged failure to pay bonuses to the plaintiff; and (iii) made fraudulent misrepresentations to the plaintiff in connection with the plaintiff's employment relationship with the Company, and accordingly, seeks unspecified damages. The Company intends to defend this action vigorously.

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

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On February 2, 1999, at the annual meeting of stockholders of the Company, the stockholders (i) elected the following directors: Gregory E. Fischbach (by a vote of 41,277,498 shares for and 1,061,876 shares withheld); James Scoroposki (by a vote of 41,284,987 shares for and 1,054,387 shares witheld); Kenneth L. Coleman (by a vote of 41,292,653 shares for and 1,046,721 shares withheld); Bernard J. Fischbach (by a vote of 41,277,937 shares for and 1,061,437 shares withheld); Robert H. Groman (by a vote of 41,285,651 shares for and 1,053,723 shares withheld); James Scibelli (by a vote of 41,264,953 shares for and 1,074,421 shares withheld); and Michael Tannen (by a vote of 41,284,456 shares for and 1,054,918 shares withheld); and (ii) ratified the appointment of KPMG LLP as independent auditors of the Company for the year ending August 31, 1999 by a vote of 42,010,337 shares for, 303,020 shares against, and abstentions with respect to 26,017 shares.

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits
       Exhibit 27 - Financial Data Schedule

  (b)  Reports on Form 8-K
       None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  ACCLAIM ENTERTAINMENT, INC.




  By:  Gregory Fischbach                                        April 7, 1999
       ----------------------------
       Gregory Fischbach
       Co-Chairman of the Board;
       Chief Executive Officer;
       President; Director




  By:  James Scoroposki                                         April 7, 1999
       ----------------------------
       James Scoroposki
       Co-Chairman of the Board;
       Executive Vice President;
       Treasurer; Secretary;
       Director; and Acting
       Chief Financial and
       Accounting Officer