Form 10-Q
period 1999-05-31
ACCLAIM ENTERTAINMENT INC
filed 1999-07-14
CIK 804888

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



  (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended May 31, 1999

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



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


  As at July 6, 1999, approximately 54,580,000 shares of Common Stock of the Registrant were issued and outstanding.

  PART I - FINANCIAL INFORMATION

  Item 1.       FINANCIAL STATEMENTS

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in 000s, except per share data)

                                                                                (Unaudited)
                                                                                  May 31,              August 31,
                                                                                     1999                  1998
                                                                                     ----                  ----
  ASSETS
  CURRENT ASSETS
  Cash and cash equivalents                                                        $94,658               $47,273
  Accounts receivable - net                                                         24,353                39,177
  Inventories                                                                       10,638                 3,430
  Prepaid expenses                                                                  13,840                16,571
                                                                                    ------                ------
  TOTAL CURRENT ASSETS                                                             143,489               106,451
                                                                                   -------               -------

  OTHER ASSETS
  Fixed assets - net                                                                30,798                29,294
  Excess of cost over fair value of net assets acquired - net of
   accumulated amortization of $21,321 and $19,218, respectively                    21,936                21,433
  Other assets                                                                       1,964                 3,229
                                                                                     -----                 -----
  TOTAL ASSETS                                                                    $198,187              $160,407
                                                                                  --------              --------

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
  CURRENT LIABILITIES
  Trade accounts payable                                                           $31,445               $24,218
  Short-term borrowings                                                                 --                    16
  Accrued expenses                                                                  88,073                92,207
  Income taxes payable                                                               6,538                 6,918
  Current portion of long-term debt                                                    724                   724
  Obligation under capital leases - current                                            747                 1,468
                                                                                       ---                 -----
  TOTAL CURRENT LIABILITIES                                                        127,527               125,551
                                                                                   -------               -------

  LONG-TERM LIABILITIES
  Long-term debt                                                                    51,138                51,931
  Obligation under capital leases - noncurrent                                         828                 1,110
  Other long-term liabilities                                                        2,108                 3,588
                                                                                     -----                 -----
  TOTAL LIABILITIES                                                                181,601               182,180
                                                                                   -------               -------

  STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $0.01 par value; 1,000 shares authorized; none issued                --                    --
  Common stock, $0.02 par value; 100,000 shares authorized;
     54,971 and 52,634 shares issued, respectively                                   1,099                 1,053
  Additional paid in capital                                                       203,444               189,645
  Accumulated deficit                                                             (184,274)             (209,180)
  Treasury stock, 537 and 523 shares, respectively                                  (3,262)               (3,103)
  Foreign currency translation adjustment                                             (421)                 (188)
                                                                                     -----                 -----
  TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                           16,586               (21,773)
                                                                                    ------              --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                         $198,187              $160,407
                                                                                  --------              --------

  See notes to consolidated financial statements.







                           ACCLAIM ENTERTAINMENT, INC
                                AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED EARNINGS
                        (in 000s, except per share data)
                                   (Unaudited)



                                                        Three Months Ended                   Nine Months Ended
                                                              May 31,                             May 31,
                                                         1999         1998                    1999         1998
                                                         ----         ----                    ----         ----
  NET REVENUES                                         $80,047      $73,154                $320,535     $234,774
  COST OF REVENUES                                      36,778       31,369                 155,508      108,597
                                                        ------       ------                 -------      -------
  GROSS PROFIT                                          43,269       41,785                 165,027      126,177
                                                        ------       ------                 -------      -------

  OPERATING EXPENSES
  Marketing and sales                                   15,908       12,606                  54,795       43,866
  General and administrative                            16,110       12,667                  49,294       39,420
  Research and development                              11,810       10,407                  34,544       28,024
  Litigation settlement                                 (1,753)        ---                   (1,753)         ---
                                                        -------      -----                   -------       -----
  TOTAL OPERATING EXPENSES                              42,075       35,680                 136,880      111,310
                                                        ------       ------                 -------      -------

  EARNINGS FROM OPERATIONS                               1,194        6,105                  28,147       14,867
                                                         -----        -----                  ------       ------

  OTHER INCOME (EXPENSE)
  Interest income                                        1,103          550                   2,904        1,617
  Interest expense                                      (1,396)      (1,409)                 (4,245)      (4,320)
  Other (expense) income                                  (443)         438                    (466)         417
                                                          -----         ---                    -----         ---

  EARNINGS BEFORE INCOME TAXES                             458        5,684                  26,340       12,581
                                                           ---        -----                  ------       ------

  PROVISION FOR INCOME TAXES                               359            5                   1,434          126
                                                           ---            -                   -----          ---

  NET EARNINGS BEFORE
    MINORITY INTEREST                                       99        5,679                  24,906       12,455
                                                            --        -----                  ------       ------

  MINORITY INTEREST                                         --           10                      --           --
                                                          ----           --                   -----         ----

  NET EARNINGS                                             $99       $5,669                 $24,906      $12,455
                                                           ---       ------                 -------      -------


  BASIC EARNINGS PER SHARE                               $0.00        $0.11                   $0.46        $0.25
                                                         -----        -----                   -----        -----

  DILUTED EARNINGS PER SHARE                             $0.00        $0.09                   $0.40        $0.22
                                                         -----        -----                   -----        -----


  See notes to consolidated financial statements.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIENCY)
                        (in 000s, except per share data)


                                     Preferred Stock (1)       Common Stock
                                     -------------------     ----------------
                                           Issued                Issued           Additional
                                           ------                ------             Paid-In        Deferred
                                      Shares     Amount     Shares     Amount       Capital      Compensation
                                      ------     ------     ------     ------       -------      ------------

Balance August 31, 1996                 ----       ----       50,041     $1,001       $180,895       $(15,113)
                                      ------     ------       ------     ------       --------       ---------

Net Loss                                ----       ----        ----       ----           ----            ----
Issuances and Cancellations
   of Warrants and Options              ----       ----        ----       ----             722             566
Deferred Compensation Expense           ----       ----        ----       ----           ----            6,134
Exercise of Stock Options               ----       ----           81          1            169           ----
Escrowed Shares Received                ----       ----        ----       ----           ----            ----
Foreign Currency Translation Gain       ----       ----        ----       ----           ----            ----
Unrealized Loss on
 Marketable Equity Securities           ----       ----        ----       ----           ----            ----
                                      ------     ------       ------     ------       --------       ---------

Balance August 31, 1997                 ----       ----       50,122      1,002        181,786         (8,413)
                                      ------     ------       ------     ------       --------       ---------

Net Earnings                            ----       ----        ----       ----           ----            ----
Issuance of Common Stock for
   Litigation Settlements                          ----        1,274         26          6,868           ----
Issuances and Cancellations
   of Common Stock and Options          ----       ----           15          1            239             690
Deferred Compensation Expense           ----       ----        ----       ----           ----            4,190
Exercise of Stock Options               ----       ----        1,223         24          4,285           ----
Escrowed Shares Received                ----       ----        ----       ----           ----            ----
Foreign Currency Translation Gain       ----       ----        ----       ----           ----            ----
                                      ------     ------       ------     ------       --------       ---------

Balance August 31, 1998                 ----       ----       52,634      1,053        193,178         (3,533)
                                      ------     ------       ------     ------       --------       ---------

Net Earnings                            ----       ----         ----      ----           ----            ----
Issuances of Common Stock                          ----          206          4          1,792           ----
Issuance of Warrants for
   Litigation Settlements               ----       ----         ----      ----           1,700           ----
Subordinated Notes Conversion           ----       ----           48          1            249           ----
Cancellations of Options                ----       ----         ----      ----            (405)           405
Issuance of Common Stock under
   Deferred Compensation Plan           ----       ----          300          6          2,488         (2,488)
Deferred Compensation Expense           ----       ----         ----      ----           ----            2,890
Exercise of Stock Options
   and Warrants                         ----       ----        1,779         35          6,573           ----
Escrowed Shares Received                ----       ----          (69)        (1)             1           ----
Issuance of Common Stock under
   Employee Stock Purchase Plan         ----       ----           73          1            594           ----
Foreign Currency Translation Loss       ----       ----         ----      ----            ----           ----
                                      ------     ------       ------     ------       --------       ---------

Balance May 31, 1999                   ----        ----       54,971     $1,099       $206,170        $(2,726)
                                      ------     ------       ------     ------       --------       ---------


                                                                                Unrealized
                                                                   Foreign    Gain (Loss) On
                                                                  Currency      Marketable
                                    Accumulated     Treasury     Translation      Equity
                                      Deficit         Stock      Adjustment     Securities       Total
                                     --------         -----      ----------     ----------       -----

Balance August 31, 1996                $(70,642)       $(1,813)       $(754)             $15      $93,589
                                       ---------       --------       ------             ---      -------

Net Loss                               (159,228)          ----         ----            ----      (159,228)
Issuances and Cancellations
   of Warrants and Options                 ----           ----         ----            ----         1,288
Deferred Compensation Expense              ----           ----         ----            ----         6,134
Exercise of Stock Options                  ----           ----         ----            ----           170
Escrowed Shares Received                   ----         (1,091)        ----            ----        (1,091)
Foreign Currency Translation Gain          ----           ----           107           ----           107
Unrealized Loss on
 Marketable Equity Securities              ----           ----         ----             (15)          (15)
                                       ---------       --------       ------          -----       -------

Balance August 31, 1997                (229,870)        (2,904)        (647)              0       (59,046)
                                       ---------       --------       ------          -----       -------

Net Earnings                              20,690          ----         ----            ----        20,690
Issuance of Common Stock for
   Litigation Settlements                  ----           ----         ----            ----         6,894
Issuances and Cancellations
   of Common Stock and Options             ----           ----         ----            ----           930
Deferred Compensation Expense              ----           ----         ----            ----         4,190
Exercise of Stock Options                  ----           ----         ----            ----         4,309
Escrowed Shares Received                   ----           (199)        ----            ----          (199)
Foreign Currency Translation Gain          ----           ----           459           ----           459
                                       ---------       --------       ------          -----       -------

Balance August 31, 1998                (209,180)        (3,103)        (188)              0       (21,773)
                                       ---------       --------       ------          -----       -------

Net Earnings                             24,906           ----          ----            ----       24,906
Issuances of Common Stock                  ----           ----          ----            ----        1,796
Issuance of Warrants for
   Litigation Settlements                  ----           ----          ----            ----        1,700
Subordinated Notes Conversion              ----           ----          ----            ----          250
Cancellations of Options                   ----           ----          ----            ----         ----
Issuance of Common Stock under
   Deferred Compensation Plan              ----           ----          ----            ---             6
Deferred Compensation Expense              ----           ----          ----           ----         2,890
Exercise of Stock Options
   and Warrants                            ----           ----          ----           ----         6,608
Escrowed Shares Received                   ----           (159)         ----           ----          (159)
Issuance of Common Stock under
   Employee Stock Purchase Plan            ----           ----          ----            ----          595
Foreign Currency Translation Loss          ----           ----          (233)           ----         (233)
                                       ---------       --------       ------          ------      -------

Balance May 31, 1999                  $(184,274)       $(3,262)       $(421)              $0      $16,586
                                       ---------       --------       ------             ---      -------


(1) The Company is authorized to issue 1,000 shares of preferred stock at a par value of $0.01 per share, none of which shares is presently issued and outstanding.

See notes to consolidated financial statements.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (in 000s, except per share data)

                                                                                           Nine Months Ended
                                                                                                May 31,
                                                                                      1999                  1998
                                                                                      ----                  ----
  CASH FLOWS PROVIDED BY (USED IN)
    OPERATING ACTIVITIES
  Net Earnings                                                                     $24,906               $12,455
                                                                                   -------               -------

  Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                    8,571                10,109
    Provision for returns and discounts                                             49,306                29,537
    Deferred compensation expense                                                    2,890                 3,208
    Non-cash royalty charges                                                         1,363                 2,108
    Non-cash compensation expense                                                      285                   ---
    Non-cash litigation settlement                                                  (1,753)                  ---
    Other non-cash items                                                                40                   674

  Change in assets and liabilities, net of effects of acquisition:
    Accounts receivable                                                            (32,258)              (53,677)
    Inventories                                                                     (7,283)               (2,201)
    Prepaid expenses                                                                 1,627                 3,668
    Trade accounts payable                                                           7,667                15,703
    Accrued expenses                                                                (5,136)              (13,308)
    Income taxes payable                                                                52                   274
    Other long-term liabilities                                                     (1,480)                2,293
                                                                                   -------               -------
  Total adjustments                                                                 23,891                (1,612)
                                                                                   -------               -------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                                        $48,797               $10,843
                                                                                   -------               -------

  CASH FLOWS PROVIDED BY (USED IN)
    INVESTING ACTIVITIES
  Acquisition of subsidiary, net of cash acquired                                     (421)                 ---
  Acquisition of fixed assets, excluding capital leases                             (6,857)               (2,524)
  Disposal of fixed assets                                                             119                   123
  Disposal of other assets                                                             158                   ---
  Acquisition of other assets                                                         (112)
                                                                                   -------               -------
  NET CASH (USED IN) INVESTING ACTIVITIES                                           (7,113)               (2,401)
                                                                                   -------               -------

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Continued)
                        (in 000s, except per share data)


                                                                                           Nine Months Ended
                                                                                                May 31,
                                                                                      1999                  1998
                                                                                      ----                  ----
  CASH FLOWS PROVIDED BY (USED IN)
    FINANCING ACTIVITIES
  Payment of mortgage                                                                $(543)                $(821)
  Payment of short-term bank loans                                                     (16)                 (624)
  Exercise of stock options and warrants                                             6,608                 3,170
  Proceeds from Employee Stock Purchase Plan                                           310                   ---
  Payment of obligation under capital leases                                          (711)                 (871)
  Escrowed shares received                                                            (159)                 (199)
  Issuance of common stock                                                               6                   ---
  Miscellaneous financing activities                                                   ---                    29
                                                                                     -----                    --

  NET CASH PROVIDED BY FINANCING ACTIVITIES                                          5,495                   684
                                                                                     -----                   ---

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              206                   220

  NET INCREASE IN CASH AND CASH EQUIVALENTS                                         47,385                 9,346
                                                                                    ------                 -----

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  47,273                26,254
                                                                                    ------                ------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $94,658               $35,600
                                                                                   -------               -------

  Supplemental schedule of noncash investing and financing activities:
                                                                                      1999                  1998
                                                                                      ----                  ----
  Acquisition of equipment under capital leases                                        $58                  $125
  Conversion of subordinated notes to common stock                                    $250                   ---

  Cash paid during the year for:
       Interest                                                                     $6,610                $5,637
       Income taxes                                                                 $2,095                 $(155)

  In fiscal 1999, the Company purchased certain assets and liabilities of a distributor in Australia. In connection with the acquisition, liabilities assumed were as follows:

     Fair value of assets acquired                                                  $1,186
     Excess of cost over fair value of net assets acquired                           2,607
     Cash paid, net of cash acquired                                                  (580)
     Fair market value of common stock issued                                       (1,796)
                                                                                    ------
     Liabilities assumed                                                            $1,417
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

  2. Accounts Receivable

     Accounts receivable are comprised of the following:

                                                     May 31,         August 31,
                                                      1999              1998
                                                     --------        ----------

  Receivables assigned to factor                     $42,809          $79,338
  Advances from factor                                14,868           34,914
                                                      ------           ------
  Due from factor                                     27,941           44,424
  Unfactored accounts receivable                      11,231            6,398
  Foreign accounts receivable                         25,511           22,201
  Other receivables                                    1,498            3,414
  Allowances for returns and discounts               (41,828)         (37,260)
                                                     -------          -------
                                                     $24,353          $39,177
                                                     -------          -------

     Pursuant to a factoring agreement, the Company's principal bank acts as its factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At May 31, 1999, the factoring charge amounted to 0.25% of the receivables assigned. The Company's obligations to the bank are collateralized by all of the Company's and its North American subsidiaries' accounts receivable, inventories and equipment. The advances for factored receivables are made pursuant to a revolving credit and security agreement, which expires on January 31, 2000. Pursuant to the terms of the agreement, as amended, which can be canceled by either party upon 90-days notice prior to the end of the term, the Company is required to maintain specified levels of working capital and tangible net worth, among other covenants. As of May 31, 1999, the Company was in compliance with the covenants under its revolving credit facility.

     The Company draws down working capital advances and opens letters of credit (up to an aggregate maximum of $20 million) against the facility in amounts determined on a formula based on factored receivables, inventory and cost of imported goods under outstanding letters of credit. Interest is charged at the bank's prime lending rate plus one percent per annum (8.75% at May 31, 1999) on such advances.

     Pursuant to the terms of certain distribution, warehouse and credit and collection agreements, certain of the Company's accounts receivable are due from distributors. These receivables are not collateralized and as a result management continually monitors the financial condition of these distributors. No additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's accounts receivable. At May 31, 1999 and August 31, 1998, the balance due from distributors was approximately 29% and 9%, respectively, of gross accounts receivable.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in 000s, except per share data)

  3. Long-Term Debt

     Long-term debt consists of the following:

                                                     May 31,         August 31,
                                                      1999              1998
                                                    -------          ----------
          10% Convertible Subordinated
            Notes due 2002                          $49,750           $50,000
          Mortgage note                               2,112             2,655
                                                      -----             -----
                                                     51,862            52,655
          Less: current portion                         724               724
                                                        ---               ---
                                                    $51,138           $51,931
                                                    -------           -------

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

                                                                    Three Months Ended           Nine Months Ended
                                                                          May 31,                     May 31,
                                                                     1999         1998           1999         1998
                                                                     ----         ----           ----         ----
  Basic EPS Computation
  Net earnings                                                        $99       $5,669        $24,906      $12,455
                                                                      ---       ------        -------      -------
  Weighted average common shares outstanding                       54,826       51,225         53,965       50,785
  Basic earnings per share                                          $0.00        $0.11          $0.46        $0.25

  Diluted EPS Computation
  Net earnings                                                        $99       $5,669        $24,906      $12,455
  10% Convertible Subordinated Notes Interest Expense                 ---          ---          3,738          ---
                                                                    -----       ------          -----       ------
  Adjusted Net Income                                                 $99       $5,669        $28,644       12,455
                                                                      ---       ------        -------       ------
  Weighted average common shares outstanding                       54,826       51,225         53,965       50,785
  Stock options and warrants                                        7,878        8,950          8,913        5,115
  10% Convertible Subordinated Notes                                  ---          ---          9,604          ---
                                                                   ------       ------         ------       ------
  Diluted common shares outstanding                                62,704       60,175         72,482       55,900
                                                                   ------       ------         ------       ------
  Diluted earnings per share                                        $0.00        $0.09          $0.40        $0.22



  5. Comprehensive Income

     Effective September 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. The Company's total comprehensive earnings were as follows:

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in 000s, except per share data)



  5. Comprehensive Income - (Continued)

                                               Three Months Ended            Nine Months Ended
                                                     May 31,                      May 31,
                                                1999         1998           1999         1998
                                                ----         ----           ----         ----
Net earnings                                     $99        $5,669        $24,906      $12,455
Other comprehensive earnings (losses):
Foreign currency translation adjustments          93           85            (233)         110
                                                  --           --            ----          ---
Comprehensive earnings                          $192       $5,754         $24,673      $12,565
                                                ----       ------         -------      -------

6.       Acquisition

     On November 12, 1998 the Company acquired substantially all of the assets and liabilities of a distributor in Australia. The acquisition was accounted for as a purchase. Accordingly, the operating results are included in the Statements of Consolidated Earnings from the acquisition date. The acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The consideration was comprised of (i) $638 in cash, of which $479 was paid at closing, and (ii) 206 shares of the common stock of the Company with a fair value of $1,796. In addition, the Company assumed $1,417 of liabilities. The total cost of the acquisition was $3,851, of which $1,244 was allocated to identified net tangible assets, primarily accounts receivable. The remaining $2,607 represents the excess of the purchase price over the fair value of the net assets acquired, which is being amortized on a straight-line basis over three years. The operating results of the distributor are insignificant to those of the Company.

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

8.   Deferred Compensation

     In connection with an employment agreement, in March 1999 the Company awarded a non-board member employee 300,000 shares of its common stock. The shares are allocated to the employee ratably over the three year term of the agreement through December 31, 2000, subject to his continued employment. The fair value of the common stock at issuance of $2,488 was recorded as deferred compensation with the portion relating to services through May 31, 1999, amounting to $1,175, recorded as compensation expense in the third quarter of fiscal 1999.

9.   Litigation Settlement

     In the third quarter of fiscal 1999, the Company recorded a litigation settlement gain of $1,753. The gain resulted from the reduction of a previously recorded contractual obligation due to the occurrence of various events identified in the settlement agreement, including the market value of the Company's common stock increasing to a specified value.

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


  Overview

     Acclaim Entertainment, Inc. ("Acclaim"), together with its subsidiaries (Acclaim and its subsidiaries are collectively referred to as the "Company"), is a worldwide developer, publisher and mass marketer of interactive entertainment software ("Software") for use with dedicated interactive entertainment hardware platforms ("Entertainment Platforms") and multimedia personal computer systems ("PC"s). The Company owns and operates six Software development studios (the "Studios"), located in the United States and the United Kingdom, and publishes and distributes its Software directly in North America, the United Kingdom, Germany, France, Spain and Australia. The Company's operating strategy is to develop and maintain a core of key brands and franchises (e.g., Turok, NFL Quarterback Club and All Star Baseball) to support the various Entertainment Platforms and PCs that dominate the interactive entertainment market at a given time or which the Company perceives as having the potential for achieving mass market acceptance. The Company emphasizes sports simulation and arcade-style Software for Entertainment Platforms, and fantasy/role-playing, real-time simulation, adventure and sports simulation Software for PCs.

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

     No single Entertainment Platform or system has achieved long-term dominance in the interactive entertainment market. Accordingly, the Company must continually anticipate and adapt its Software to emerging Entertainment Platforms. The rapid technological advances in game systems have significantly changed the look and feel of Software as well as the Software development process. According to Company estimates, the average development cost for a title for Entertainment Platforms and PCs is currently between $1 million and $3 million. Approximately 66% and 79% of the Company's gross revenues in the quarter and nine months ended May 31, 1999, respectively, were derived from Software developed by the Studios. The process of developing Software is extremely complex and is expected to become more complex and expensive in the future as new platforms and technologies are introduced. See "Factors Affecting Future Performance - Increased Product Development Costs May Adversely Affect Profitability."

    The Company's performance has historically been materially affected by platform transitions and product cycles. As a result of the industry transition to 32- and 64-bit Entertainment Platforms which commenced in 1995, the Company's Software sales during fiscal 1996, 1997 and 1998 were significantly lower than in fiscal 1994 and 1995. The Company's inability to predict accurately the timing of such transition resulted in material losses in fiscal 1996 and 1997. The Company believes its results in those years were also adversely impacted by the fact that the Company had not yet received a significant portion of the benefits of implementing its brand strategy and its internal development strategy through its owned Studios and that the Studios had not yet developed the game engines (which are capable of being used in multiple titles) to support the strategy. See "Factors Affecting Future Performance - Industry Trends, Platform Transitions and Technological Change May Adversely Affect the Company's Revenues and Profitability."

     The Company's revenues in any period are generally driven by the titles released by the Company in that period. In the past, the Company has experienced delays in the introduction of new titles, which has had a negative impact on its results of operations. If the Company does not introduce titles in accordance with its operating plans for a period, its results of operations and profitability in that period could be negatively affected. See "Factors Affecting Future Performance - Revenues Are Dependent on Timely Introduction of New Titles."

     The Company recorded net earnings of $5.7 million and $0.1 million in the three months ended May 31, 1998 and 1999, respectively, and $12.5 million and $24.9 million in the nine months ended May 31, 1998 and 1999, respectively. The decrease in net earnings for the 1999 quarter reflects relatively higher operating expenses and lower gross margins as a percentage of revenues. The 1999 nine-month results primarily reflect increased sales in the United States of the Company's Software for Nintendo's 64-bit N64 ("N64") and Sony's 32-bit PlayStation ("PlayStation") consoles. No assurance can be given as to the future growth of the installed base of 32- and 64-bit and other new emerging Entertainment Platforms, the future growth of the Software market therefor, the timely introduction and market acceptance of the Company's Software or of the Company's results of operations and profitability in future periods. The results for the nine months ended May 31, 1998 and 1999 also reflect the Company's significantly reduced operating expenses as compared to prior periods.

     The Company's ability to generate sales growth and profitability in the short term will be materially dependent on (i) the continued growth of the Software market for 32- and 64-bit and other new emerging Entertainment Platforms and (ii) the Company's ability to identify, develop and publish "hit" Software for the N64 and PlayStation platforms.


  Results of Operations

     The following table sets forth certain statements of consolidated earnings data as a percentage of net revenues for the periods indicated:

                                                   Three Months Ended           Nine Months Ended
                                                         May 31,                     May 31,
                                                   1999          1998           1999         1998
                                                   ----          ----           ----         ----
  Domestic revenues                                58.7%         58.0%          68.3%        57.0%
  Foreign revenues                                 41.3          42.0           31.7         43.0
                                                   ----          ----           ---          ----
  Net revenues                                    100.0         100.0          100.0        100.0
  Cost of revenues                                 45.9          42.9           48.5         46.3
                                                   ----          ----           ----         ----
  Gross profit                                     54.1          57.1           51.5         53.7
  Marketing and sales                              19.9          17.2           17.1         18.7
  General and administrative                       20.1          17.3           15.4         16.8

                                                   Three Months Ended           Nine Months Ended
                                                         May 31,                     May 31,
                                                   1999          1998           1999         1998
                                                   ----          ----           ----         ----
  Research and development                         14.8          14.2           10.8         11.9
  Litigation settlement                            (2.2)          0.0           (0.5)         0.0
                                                  -----           ---          -----          ---
  Total operating expenses                         52.6          48.8           42.7         47.4
  Earnings from operations                          1.5           8.3            8.8          6.3
  Other expense, net                               (0.9)         (0.6)          (0.6)        (1.0)
                                                   -----         -----          -----        -----
  Earnings before income taxes                      0.6           7.8            8.2          5.4
  Net earnings                                      0.1           7.8            7.7          5.3

  Net Revenues

     The Company's gross revenues were derived from the following product categories:

                                                  Three Months Ended           Nine Months Ended
                                                        May 31,                     May 31,
                                                  1999*       1998*            1999*      1998*
                                                  -----       -----            -----      -----
  64-bit Software                                 39.0%       50.0%            63.0%      62.0%
  32-bit Software                                 32.0%       30.0%            22.0%      23.0%
  PC Software                                     18.0%       18.0%             9.0%      11.0%
  Portable Software                               11.0%        2.0%             6.0%       3.0%
  Other                                            0.0%        0.0%             0.0%       1.0%

---------------

  *The numbers in this chart do not give effect to sales credits and allowances granted by the Company in the periods covered since the Company does not track such credits and allowances by product category. Accordingly, the numbers presented may vary materially from those that would be disclosed if the Company were able to present such information as a percentage of net revenues.

     The increase in the Company's net revenues from $73.2 million for the quarter ended May 31, 1998 to $80.0 million for the quarter ended May 31, 1999 was predominantly due to increased revenues from sales of the Company's portable and 32-bit Software, offset by reduced revenues from sales of the Company's 64-bit Software. The increase in the Company's net revenues from $234.8 million for the nine months ended May 31, 1998 to $320.5 million for the nine months ended May 31, 1999 was predominantly due to increased unit sales in the United States of the Company's 64-bit Software and, to a lesser extent, the Company's 32-bit and portable Software. The increase in sales in the first nine months of fiscal 1999 was primarily due to the continued increase in the installed base of N64 and PlayStation consoles worldwide and the quality and market acceptance of the Company's titles for those Entertainment Platforms.

     The Company anticipates that titles currently scheduled for introduction in the fourth quarter of fiscal 1999 will be shipped as announced; however, no assurance can be given that these titles will be released in accordance with such announcements. Assuming timely shipment of the Company's titles, the Company's revenues from the sale of N64 and PlayStation Software are anticipated to grow in the last quarter of fiscal 1999 and for fiscal 1999 as a whole as compared to the related prior periods; however, the Company does not anticipate that, for fiscal 1999 as a whole, it will achieve its fiscal 1998 growth rate of 97%. If the Company does not release new titles as planned in the fourth quarter of fiscal 1999, the Company's net revenues would be materially negatively impacted and the Company could incur losses from operations.

     The Company anticipates that its mix of domestic and foreign net revenues will continue to be affected by the content of titles released by the Company to the extent such titles are geared towards the domestic market.

     To date, the Company has not generated material revenues from any of its operations other than Software publishing and no assurance can be given that the Company will be able to generate such revenues in the future.

     A significant portion of the Company's revenues in any quarter are generally derived from Software first released in that quarter or in the immediately preceding quarter. See "Factors Affecting Future Performance Revenues Are Dependent on Timely Introduction of New Titles" and "- The Company's Future Success is Dependent on Its Ability to Release "Hit" Titles."

     In the quarter ended May 31, 1998, Forsaken (for multiple platforms) and All-Star Baseball 99 (for the N64) accounted for approximately 46% and 18%, respectively, of the Company's gross revenues. In the quarter ended May 31, 1999, All-Star Baseball 2000 (for multiple platforms), WWF Warzone (for multiple platforms) and South Park (for multiple platforms) accounted for approximately 21%, 18% and 16%, respectively, of the Company's gross revenues. For the nine months ended May 31, 1998, NFL Quarterback Club 98 (for the N64), Extreme G (for N64) and Forsaken (for multiple platforms) accounted for approximately 18%, 15% and 14%, respectively, of the Company's gross revenues. For the nine months ended May 31, 1999, Turok 2: Seeds of Evil (for multiple platforms), WWF War Zone (for multiple platforms) and South Park (for multiple platforms) accounted for approximately 23%, 17% and 13%, respectively, of the Company's gross revenues.

     The Company is substantially dependent on the Entertainment Platform developers as the sole developers of the Entertainment Platforms marketed by them, as the sole licensors of the proprietary information and technology needed to develop Software for those Entertainment Platforms and, in the case of Nintendo and Sony, as the sole manufacturers of Software for the Entertainment Platforms marketed by them. For the quarters ended May 31, 1998 and 1999, the Company derived 52% and 50% of its gross revenues, respectively, from sales of Nintendo-compatible Software and 30% and 32% of its gross revenues, respectively, from sales of Software for PlayStation. For the nine months ended May 31, 1998 and 1999, the Company derived 65% and 68% of its gross revenues, respectively, from sales of Nintendo-compatible Software and 23% and 22% of its gross revenues, respectively, from sales of Software for PlayStation. In prior periods, the Company had also derived substantial portions of its gross revenues from sales of Software for platforms marketed by Sega. Such revenues have not been material in recent periods. The Company has a license to develop, and plans to release, titles for Sega's Dreamcast platform (expected to be introduced in the United States in September 1999), commencing with one title currently planned to be released in the fourth quarter of fiscal 1999. See "Factors Affecting Future Performance - If the Company Is Unable to Obtain or Renew Licenses from Hardware Developers, It Will Not Be Able to Release Software for Game Consoles."


  Gross Profit

     Gross profit is primarily impacted by the percentage of sales of CD Software for PCs and Playstation as compared to the percentage of sales of cartridges for the N64. Gross profit may also be impacted from time to time by the percentage of foreign sales,the percentage of foreign sales to third-party distributors, and the level of returns, price protection and concessions to retailers and distributors.

     The Company's margins on sales of CD Software (currently, PlayStation and
  PCs) are higher than those on cartridge Software (currently, N64) as a result of significantly lower CD Software product costs. The Company's future titles planned to be released for Sega's Dreamcast platform will generate higher gross profit than titles released in cartridge format.

     The Company's margins on foreign Software sales to third-party distributors are approximately one-third lower than those on sales that the Company makes directly to foreign retailers.

     Gross profit increased from $41.8 million (57% of net revenues) for the quarter ended May 31, 1998 to $43.3 million (54% of net revenues) for the quarter ended May 31, 1999 and from $126.2 million (54% of net revenues) for the nine months ended May 31, 1998 to $165.0 million (51% of net revenues) for the nine months ended May 31, 1999. The dollar increase for the three and nine months ended May 31, 1999 is predominantly due to increased sales volume and forgiveness of a royalty obligation of approximately $2 million in the three months ended May 31, 1999. The percentage decrease is primarily due to (1) the Company's product mix and (2) higher levels (as a percentage of net revenues) of returns, price protection and concessions to retailers, in the quarter and nine months ended May 31, 1999, offset by the royalty obligation forgiveness described above.


  Operating Expenses

     In fiscal 1997, the Company effected a variety of cost reduction measures to reduce its operating expenses. The Company realized the benefits of such measures in the fourth quarter of fiscal 1997 and thereafter in the form of reduced operating expenses as compared to prior periods. In addition, in fiscal 1998, the Company consolidated or eliminated certain operations.

     Marketing and sales expenses increased from $12.6 million (17% of net revenues) for the quarter ended May 31, 1998 to $15.9 million (20% of net revenues) for the quarter ended May 31, 1999 and from $43.9 million (19% of net revenues) for the nine months ended May 31, 1998 to $54.8 million (17% of net revenues) for the nine months ended May 31, 1999. The dollar increase for the three and nine month periods ended May 31, 1999 is primarily attributable to increased selling expenses and, for the nine month period, increased advertising expenses. The percentage increase for the three month period ended May 31, 1999 is primarily attributable to increased variable selling expenses.

     General and administrative expenses increased from $12.7 million (17% of net revenues) for the quarter ended May 31, 1998 to $16.1 million (20% of net revenues) for the quarter ended May 31, 1999 and from $39.4 million (17% of net revenues) for the nine months ended May 31, 1998 to $49.3 million (15% of net revenues) for the nine months ended May 31, 1999. The dollar increase for the three and nine month periods ended May 31, 1999 and the percentage increase for the three months ended May 31, 1999 is primarily attributable to a higher level of expenses in all categories and compensation expense of approximately $1.8 million recorded in the third quarter of fiscal 1999 relating to a deferred compensation agreement with a non-board member employee.

     Research and development expenses increased from $10.4 million (14% of net revenues) for the quarter ended May 31, 1998 to $11.8 million (15% of net revenues) for the quarter ended May 31, 1999 and from $28.0 million (12% of net revenues) for the nine months ended May 31, 1998 to $34.5 million (11% of net revenues) for the nine months ended May 31, 1999. The dollar increase for the three and nine month periods ended May 31, 1999 and the percentage increase for the three months ended May 31, 1999 is primarily attributable to the implementation of the Company's strategy to establish its own brands, increase the number of internally developed titles, the increased expense of developing game engines and tools for the next generation Entertainment Platforms for Nintendo, Sony and Sega, and increased personnel costs at the Studios.

     The percentage decrease in marketing and sales, general and administrative, and research and development expenses for the nine months ended May 31, 1999 is primarily attributable to increased sales volume. Due to the Company's planned release of a higher number of titles and increasing Software development costs, the Company anticipates that its future research and development expenses will continue to increase. See "Factors Affecting Future Performance - Increased Product Development Costs May Adversely Affect Profitability."

     In the third quarter of fiscal 1999, the Company had a litigation settlement gain of $1.8 million. Due to the occurrence of various events identified in the related settlement agreement, including the increase in the market value of Acclaim's common stock to a value specified in the settlement agreement, the Company's previously recorded contractual obligation was reduced, which resulted in the gain for the quarter ended May 31, 1999.

     Although the Company anticipates that its aggregate operating expenses will increase in dollars in fiscal 1999, it does not anticipate that such expenses will increase as a percentage of net revenues.

     Interest income increased in the three and nine months ended May 31, 1999 as compared to the three and nine months ended May 31, 1998 due to higher cash balances available for investment.

     As of August 31, 1998, the Company had a U.S. tax net operating loss carryforward of approximately $110 million. In the first nine months of fiscal 1998 and 1999, the Company utilized a portion of its net operating loss carryforwards. The provision for income taxes of $1.4 million for the first nine months of fiscal 1999 primarily relates to state and foreign taxes.


  Seasonality

     The Company's business is seasonal, with higher revenues and operating income typically occurring during its first, second and fourth fiscal quarters (which correspond to the holiday selling season). However, the timing of the delivery of Software titles and the releases of new products cause material fluctuations in the Company's quarterly revenues and earnings, which may cause the Company's results to vary from the seasonal patterns of the industry as a whole. See "Factors Affecting Future Performance - Revenues Vary Due to the Seasonal Nature of Video and PC Game Software Purchases."


  Liquidity and Capital Resources

     The Company derived net cash from operating activities of approximately $10.8 million and $48.8 million during the nine months ended May 31, 1998 and 1999, respectively. The increase in net cash from operating activities in the first nine months of fiscal 1999 is primarily attributable to increased profitable operations.

     The Company used net cash in investing activities of approximately $2.4 million and $7.1 million during the nine months ended May 31, 1998 and 1999, respectively. The increase in net cash used in investing activities in the first nine months of fiscal 1999 is primarily attributable to the acquisition of fixed assets.

     The Company derived net cash from financing activities of approximately $0.7 million and $5.5 million during the nine months ended May 31, 1998 and 1999, respectively. The increase in net cash provided by financing activities in the first nine months of fiscal 1999 as compared to the first nine months of fiscal 1998 is primarily attributable to the proceeds of $6.6 million from the exercise of outstanding stock options and warrants, and lower required payments in respect of outstanding debt obligations during the 1999 period.

     The Company generally purchases its inventory of Nintendo Software by opening letters of credit when placing the purchase order. At May 31, 1999, the amount outstanding under letters of credit was approximately $5.9 million. Other than such letters of credit, the Company does not currently have any material operating or capital expenditure commitments.

     The Company has a revolving credit and security agreement with BNY Financial Corporation ("BNY"), its principal domestic bank, which agreement expires on January 31, 2000. The credit agreement may be automatically renewed for another year by its terms, unless terminated upon 90 days' prior notice by either party. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined on a formula based on factored receivables and inventory, which advances are secured by the Company's assets. BNY also acts as the Company's factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At May 31, 1999, the factoring charge was 0.25% of the receivables assigned and the interest on advances was at BNY's prime rate plus one percent. See Note 2 of Notes to Consolidated Financial Statements.

     The Company also has a financing arrangement relating to the mortgage on its corporate headquarters. At May 31, 1999, the outstanding principal balance of the loan was $2.1 million.

     Management believes, based on the currently anticipated growth of the installed base of 32- and 64-bit or other new emerging Entertainment Platforms, that the Company's cash and cash equivalents at May 31, 1999 and projected cash flows from operations in the remainder of fiscal 1999 will be sufficient to cover its operating expenses and such current obligations as are required to be paid in fiscal 1999.

  However, no assurance can be given as to the sufficiency of such cash flows in fiscal 1999 and beyond. To provide for its short- and long-term liquidity needs, in fiscal 1997 and 1998, the Company significantly reduced the number of its employees, consolidated or eliminated certain operations, raised $47.4 million of net proceeds from the issuance of 10% Convertible Subordinated Notes due 2002 (the "Notes"), and sold substantially all of the assets of Acclaim Redemption Games, Inc., formerly Lazer-Tron Corporation. The Company's future liquidity will be materially dependent on its ability to develop and market Software that achieves widespread market acceptance for use with the Entertainment Platforms that dominate the market. There can be no assurance that the Company will be able to publish Software for Entertainment Platforms with significant installed bases or that such Software will achieve widespread market acceptance. See "Factors Affecting Future Performance - If Cash Flows from Operations Are Not Sufficient to Meet the Company's Needs, It May be Forced to Sell Assets, Refinance Debt or Downsize Operations."

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

  If N64 and PlayStation Game Console and Software Sales Do Not Continue to Grow, The Company's Revenues May Not Grow

     In calendar 1998 and the first half of calendar 1999, the worldwide installed base of N64 and PlayStation game console units increased substantially and achieved significant market acceptance worldwide. The Company's Software sales are dependent on the popularity of these game consoles and the size of their installed base. The Company anticipates that the installed base of N64 and PlayStation units will continue to grow in the short term. However, Acclaim cannot assure investors that the installed base of these game consoles will grow at the present rate, if at all. Also, Acclaim cannot give any assurance that its revenues from Software for these game consoles will increase as their installed base increases.

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

  The Company's Future Success Is Dependent on Its Ability to Release "Hit"
  Titles

     The market for Software is "hits" driven. Therefore, the Company's future success depends on developing, publishing and distributing "hit" titles for game consoles with significant installed bases. If the Company does not publish "hit" titles in the future, its financial condition, results of operations and profitability could be negatively affected, as they were in fiscal 1996 and 1997. However, it is difficult to predict consumer preferences for titles, and few titles achieve sustained market acceptance. Sales of the Company's then top three titles accounted for approximately 47% and 53% of gross revenues for the first nine months of fiscal 1998 and 1999, respectively. The Company cannot assure stockholders that it will be able to publish "hit" titles in the future.

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

     Management makes significant estimates and assumptions regarding allowances for estimated product returns, price protection and concessions in preparing the Company's financial statements. The Company establishes reserves taking into account the potential for product returns, price protection and concessions based primarily on:

  o  market acceptance of products in retail inventories;
  o  level of retail inventories;
  o  seasonality; and
  o  historical return rates.

     The Company believes that, at May 31, 1999, its reserves for future returns, exchanges, price protection and concessions are adequate. However, the Company cannot guarantee the adequacy of its current or future reserves.

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

     Substantially all of the Company's revenues have historically been derived from sales of Software for game consoles. In the first nine months of fiscal 1998 and 1999, the Company derived:

  o approximately 65% and 68%, respectively, of gross revenues from the sale of Nintendo-compatible Software;
  o approximately 23% and 22%, respectively, of gross revenues from the sale of Sony PlayStation Software; and
  o approximately 11% and 9%, respectively, of gross revenues from the sale of PC Software.

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

  Increased Product Development Costs May Adversely Affect Profitability

     The Company's research and development expenses increased from $10.4 million (14% of net revenues) for the quarter ended May 31, 1998 to $11.8 million (15% of net revenues) for the quarter ended May 31, 1999 and from $28.0 million (12% of net revenues) for the nine months ended May 31, 1998 to $34.5 million (11% of net revenues) for the nine months ended May 31, 1999. The Company anticipates that its future research and development expenses will continue to increase. This increase is due to the planned release of a higher number of titles and increasing Software development costs. If these expenses are not carefully monitored and capped, the Company's profitability will be negatively impacted.

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

  Revenues Vary Due to the Seasonal Nature of Video and PC Game Software
  Purchases

     The video and PC games industry is highly seasonal. Typically, net revenues are highest in the last calendar quarter, decline in the first calendar quarter, are lower in the second calendar quarter and increase in the third calendar quarter. The seasonal pattern is due primarily to the increased demand for Software during the year-end holiday selling season and the reduced demand for Software during the summer months. However, the Company's earnings vary significantly and are materially affected by releases of "hit" titles and, accordingly, may not necessarily reflect the seasonal patterns of the industry as a whole. The Company expects that operating results will continue to fluctuate significantly in the future. See "-- Fluctuations in Quarterly Operating Results Lead to Unpredictability of Revenues and Income" below.

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

     See " -- Industry Trends, Platform Transitions and Technological Change may Adversely Affect The Company's Revenues and Profitability" above. However, the Company cannot assure investors that its operating expenses and current obligations will be significantly less than the cash flows available in fiscal 1999 or in the future.

  High Debt Level May Restrict The Company's Flexibility in Operations and Business Expansion

     At May 31, 1999, the Company had total debt of approximately $52 million. The Company's debt level may limit its ability to obtain additional debt financing in the future, or to pursue possible expansion of its business or acquisitions. High debt levels could also limit the Company's flexibility in reacting to changes in the video and PC games industry and general economic conditions. These limitations make the Company more vulnerable to adverse economic conditions and restrict its ability to withstand competitive pressures or take advantage of business opportunities. Some of the Company's competitors currently have a lower debt level than it, and are likely to have significantly greater operating and financing flexibility.

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

     If Acclaim violates the financial or other covenants contained in its bank agreements or in the indenture governing the Notes, it will be in default under its loan agreements and/or the indenture. If a default occurs and is not waived by the lender, the lender could seek remedies against the Company, including:

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

     In order to meet its debt service obligations, from time to time Acclaim also depends on dividends, advances and transfers of funds from its subsidiaries. State and foreign law regulate the payment of dividends by these subsidiaries, which is also subject to the terms of existing bank agreements and the indenture governing the Notes. A significant portion of the Company's assets, operations, trade payables and indebtedness is located at these subsidiaries. The creditors of the subsidiaries would generally recover from these assets on the obligations owed to them by the subsidiaries before any recovery by Acclaim's creditors and before any assets are distributed to stockholders.

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

  Factors Specific to International Sales May Result in Reduced Revenues and/or Increased Costs

     International sales have historically represented material portions of the Company's revenues and the Company expects that international sales will continue to account for a significant portion of its revenues in future periods. Sales in foreign countries may involve expenses incurred to customize titles to comply with local laws. In addition, titles that are successful in the domestic market may not be successful in foreign markets due to different consumer preferences. International sales are also subject to fluctuating exchange rates and may be affected by the recent adoption of a single currency in much of Europe. See " -- Pricing and Marketing Strategies in Europe May be Negatively Impacted by the Euro Conversion" below. These and other factors specific to international sales may result in reduced revenues and/or increased costs.

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

  Charter and Anti-Takeover Provisions Could Negatively Affect Rights of Holders of Common Stock

     The board of directors has the authority to issue shares of preferred stock and to determine their characteristics without stockholder approval. This authority is limited by the indenture governing the Notes. If the Company issues preferred stock, the rights of common stockholders may be negatively affected by the rights of preferred stockholders. Moreover, if the Company issues preferred stock, it could become more difficult for a third party to acquire a majority of the Company's outstanding voting stock.

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

  PART II - OTHER INFORMATION

  Item 1.   LEGAL PROCEEDINGS

     The Company and several other firms in the entertainment industry were sued in an action entitled James, et al. v. Meow Media, et al. filed in April 1999 in the U.S. District Court for the Western District of Kentucky, Paducah Division, Civil Action No. 5:99CV96-J. The plaintiffs allege that the defendants caused injury to the plaintiffs as a result of, in the case of the Company, its manufacture and/or supply of "violent" video games to Michael Carneal, then fourteen. The plaintiffs further allege that the defendants were negligent in such manufacture and/or supply thereby breaching a duty to Mr. Carneal and others, including the plaintiffs (the parents of the deceased individuals). Mr. Carneal killed three individuals and wounded five others during a shooting at the Heath High School in McCracken County, Kentucky. The plaintiffs seek damages in the amount of approximately $110,000,000. The Company intends to defend this action vigorously. The Company has entered into a joint defense agreement and is sharing defense costs with certain of the other defendants.

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

  ACCLAIM ENTERTAINMENT, INC.




  By:  Gregory Fischbach                         July 14, 1999
       -------------------------
       Gregory Fischbach
       Co-Chairman of the Board;
       Chief Executive Officer;
       President; Director




  By:  James Scoroposki                          July 14, 1999
       -------------------------
       James Scoroposki
       Co-Chairman of the Board;
       Executive Vice President;
       Treasurer; Secretary;
       Director; and Acting
       Chief Financial and
       Accounting Officer