Form 10-K
period 1999-08-31
ACCLAIM ENTERTAINMENT INC
filed 1999-10-27
CIK 804888

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

  For the fiscal year ended August 31, 1999

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

                          Common Stock, $0.02 par value
                          -----------------------------
                                (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

  As at October 18, 1999, approximately 55,525,000 shares of Common Stock of the Registrant were issued and outstanding and the aggregate market value of voting common stock held by non-affiliates was approximately $320,000,000.

  The Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Form 10-K.

                           ACCLAIM ENTERTAINMENT, INC.
                 INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                           YEAR ENDED AUGUST 31, 1999

                               ITEMS IN FORM 10-K



  PART I                                                                    Page
                                                                            ----
  Item 1.         Business                                                   1
  Item 2.         Properties                                                19
  Item 3.         Legal Proceedings                                         20
  Item 4          Submission of Matters to a Vote of Security Holders       21

  PART II

  Item 5.         Market for Registrant's Common Equity and Related
                  Stockholder Matters                                       22
  Item 6.         Selected Financial Data                                   23
  Item 7.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       24
  Item 7A.        Quantitative and Qualitative Disclosures About
                  Market Risk                                               32
  Item 8.         Financial Statements and Supplementary Data               33
  Item 9.         Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                       57

  PART III

  Item 10.        Directors and Executive Officers of the Registrant        57
  Item 11.        Executive Compensation                                    57
  Item 12.        Security Ownership of Certain Beneficial Owners
                  and Management                                            57
  Item 13.        Certain Relationships and Related Transactions            57

  PART IV

  Item 14.        Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K                                               58

  Signatures                                                                61

                                     PART I

     This Annual Report on Form 10-K (including Item 1 ("Business") and Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations")) includes discussions of future expectations and contains projections of results of operations or financial condition or other "forward-looking" information. These statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by the statements. For a discussion of important factors that could cause actual results to differ materially from the forward-looking statements, see "Factors Affecting Future Performance" below. Given the significant risks and uncertainties inherent in the forward-looking statements included in this Annual Report on Form 10-K, the inclusion of these statements is not a representation by Acclaim or any other person that its objectives and plans will be achieved.

Item 1. BUSINESS

Introduction

     Acclaim Entertainment, Inc., together with its subsidiaries (referred to as "Acclaim" or the "Company"), develops, publishes, distributes and markets video and computer games for use with game consoles, both dedicated and portable, and PCs on a worldwide basis. Acclaim owns and operates five software development studios located in the U.S. and the U.K. where it develops, or creates, its own software, and a motion capture studio in the U.S. From time to time, Acclaim hires independent developers to create software for it. Acclaim publishes, or releases to the public under its brand names, software developed by it as well as by third-party developers. Acclaim distributes its software directly in North America, the U.K., Germany, France, Spain and Australia, and through independent distributors and publishers in other territories worldwide. Acclaim also distributes software developed and published by third parties and develops and publishes (1) strategy guides relating to its software and (2) comic book magazines.

     Acclaim's operating strategy is to develop and maintain a core of "key" brands of software titles, such as Turok, Shadow Man, South Park, NFL Quarterback Club and All Star Baseball. Acclaim focuses on developing and publishing software for the game consoles that are popular at a given time or which it believes will become popular.

     Substantially all of Acclaim's revenues are derived from one industry segment: the publication of interactive entertainment software. For information about the Company's foreign and domestic operations, see Note 16 of Notes to Consolidated Financial Statements.

     Acclaim was founded in 1987 and is a Delaware corporation.

Interactive Entertainment Industry Overview

     The interactive entertainment software industry is driven by the size of the installed base of game consoles, such as those manufactured by Nintendo, Sony and Sega, and PCs dedicated for home use.

     The interactive entertainment software industry is characterized by rapid technological changes mostly due to:

     o the introduction of game consoles incorporating more powerful processors and operating systems;

     o    the impact of technological changes embodied in PCs;

     o    the development of electronic and wireless delivery systems; and

     o    the entry and participation of new companies in the industry.

     These and other factors have resulted in successive introductions of increasingly advanced game consoles and PCs. As a result of the rapid technological shifts, no single game console or PC system has achieved long-term dominance in the video and computer games market. Therefore, Acclaim must continually anticipate game console cycles and its research and development group must develop programming tools and engines necessary for the development of software for emerging hardware systems. Acclaim believes that the market for the current generation of hardware systems, N64 and PlayStation, is reaching maturity. Sega introduced its next generation system, Dreamcast, in Japan in the fall of 1998 and in the U.S. and Europe in the fall of 1999. Both Sony and Nintendo have announced plans to introduce a next generation system; Sony's new system is anticipated to ship in Japan in the winter of 2000. See "Factors Affecting Future Performance - Industry Trends, Platform Transitions and Technological Change May Adversely Affect the Company's Revenues and Profitability."

     The rapid technological advances in game consoles have significantly changed the look and feel of software as well as the software development process. Currently, the process of developing software is extremely complex and Acclaim expects it to become more complex and expensive in the future as more powerful and complex hardware is introduced. See "Factors Affecting Future Performance - Fluctuations in Quarterly Operating Results Lead to Unpredictability of Revenues and Income."

     The competition for shelf space in Acclaim's primary retail outlets is intense because of the number of titles available in the market. Retailers prefer to deal with companies that have track records of producing successful titles, have a broad product line, support the introduction of their titles with effective marketing campaigns, and have a long history with the retailer.

     The following tables show Acclaim's estimates, based on information received from hardware manufacturers, retailers and industry analysts, in respect of (1) the cumulative installed base of the identified game consoles and
(2) annual related software sales, in the territories and periods indicated:

                                    Consoles

                                   [BAR GRAPH]

                Playstation                                     N64                             Dreamcast
                   North       Playstation     Playstation     North        N64        N64        North     Dreamcast    Dreamcast
Year              America        Europe          Japan        America     Europe      Japan      America      Europe       Japan
1996                2.1            1.8             3.3           1.9        2.3         2           --           --           --
1997                8.0            6.6            10.6           6.8        2.8         3.1         --           --           --
1998               15.2           14.2            13.6          10.9        5.1         3.8         --           --           0.3
1999 Estimated     22.7           20.0            15.9          15.4        6.6         5.3         1.0          0.6          2.0

                                    Software

                                   [BAR GRAPH]

                Playstation                                      N64                            Dreamcast
                   North       Playstation     Playstation      North        N64        N64       North     Dreamcast    Dreamcast
Year              America         Europe          Japan        America     Europe      Japan     America      Europe       Japan
1996               10.1            9                26            3.5         --        5           --           --           --
1997               26.9           15.6              54           18.2         5.1       7.5         --           --           --
1998               54.2           40.0              50           27.6         9.4       6.0         --           --           0.7
1999 Estimated     73.2           51.1              45           30.4        11.9      10.0          4           2.4         12


Software Development

     Acclaim invests in the creation and development of programming tools and engines that are used in the design and development of its software. The Company believes that these tools and engines give it a competitive advantage in the creation of state-of-the-art software.

     The Company develops a substantial percentage of its software in its own studios. Approximately 82% of the Company's gross revenues in fiscal 1999 were derived from software developed in its studios. The Company anticipates that it will continue to rely substantially on its studios for the development of its software. Acclaim believes that internal software development allows it to control better the creative process, product quality, timing of release and cost of software.

     Acclaim's software development strategy is driven by:

     o the long-term anticipated success of the hardware systems in the market place;
     o   the number of publishers supporting each system;
     o the royalty, if any, imposed by the hardware manufacturers for software developed for each manufacturer's operating system;
     o   consumer preferences;
     o the cost and time to duplicate software for a particular hardware system; and
     o   the gross margins anticipated for each type of software.

     The Company develops and sells software for game consoles, both dedicated and portable, and PCs. Currently, Acclaim is focused on developing software for:

     o   Nintendo's N64;
     o   Nintendo's Dolphin;
     o   Nintendo's portable GameBoy Color;

     o   Nintendo's portable GameBoy Color Advanced;
     o   Sony's PlayStation;
     o   Sony's PlayStation 2;
     o   Sega's Dreamcast; and
     o   PCs.

     The development time for Acclaim software for both dedicated game consoles and PCs is currently between 12 and 24 months and the average development cost for a title is between $1 and $3 million. The development time for Acclaim's software for portable systems is currently between six and nine months and the average development cost for a title is between $50,000 and $200,000. The cost of manufacturing cartridge software is significantly higher than CD software, resulting generally in better margins for CD software. Nintendo's N64 and the portable systems (Game Boy Color and Game Boy Color Advanced) are the only cartridge-based systems in the market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's product development methods and organization are modeled on those used in the software industry. Product managers employed by Acclaim oversee and are responsible for development of Acclaim's software in its studios. The product managers direct teams of individuals who are responsible for the creation of Acclaim's software, such as the programming, graphics, animation, sound and game play of each title. Producers are hired by the Company to manage software developed outside Acclaim's development studios. They manage and monitor the delivery schedule and budget for each title, ensure that the title follows the approved product specifications, act as facilitators with licensors whose trademarks or brands may be incorporated in the title, if necessary, and coordinate testing and final approval of the title.

     The Company checks software developed both by its studios and third-party developers prior to manufacture for defects. The software developed for the game consoles are also tested by the hardware manufacturers for defects. The Company's software for PCs is tested for defects both internally and by independent testing organizations. To date, the Company has not had to recall any software due to defects.

Products

     Acclaim's operating strategy is to develop and maintain a core of "key" software brands. The Company supports this strategy through the regularly scheduled introduction of new titles featuring those brands.

     Acclaim intends to develop one or more additional key brands each year based on licensed or original properties which may then be featured on an annual basis in successive titles. Acclaim's console titles are primarily sports simulation and arcade-style performance games, and its PC titles are primarily arcade-style performance games, real-time simulation, adventure and sports simulation games.

     The Company constantly seeks new sources of brands from which to develop software and has historically obtained these rights from a variety of sources in the comic book publishing (for example, Shadow Man and Turok: Dinosaur Hunter), sports (for example, NFL Quarterback Club and NBA Jam), arcade (for example, NBA Jam Extreme), film (for example, Batman and Robin), television (for example, South Park) and other areas of the entertainment industry. Some of the contractual agreements granting the Company rights to use these brands are restricted to individual properties, and some agreements cover a series of properties or grant rights to create software based on or featuring particular brands over a period of time. The Company's license for the WWF properties expires in November 1999 and will not be renewed. See " -Intellectual Property Licenses," "Factors Affecting Future Performance - Inability to Procure Commercially Valuable Intellectual Property Licenses May Prevent Product Releases or Result in Reduced Product Sales" and Note 2 of Notes to Consolidated Financial Statements below.

     The life cycle of a new title is largely dependent on its initial success and generally ranges from less than three months to upwards of 12 months, with the majority of sales occurring in the first 30 to 120 days after release. Therefore, Acclaim is constantly required to introduce new titles in order to generate revenues and/or to replace declining revenues from older titles.

     In fiscal 1999, the Company released 35 titles for N64, PlayStation, GameBoy, Sega Dreamcast and PCs. In fiscal 2000, the Company currently plans to release between 40 and 50 titles for N64, PlayStation, GameBoy, Dreamcast and PCs. See "Factors Affecting Future Performance - Acclaim's Future Success Is Dependent on its Ability to Release "Hit" Titles."

Platform License Agreements

     The Company has various license agreements with Nintendo, pursuant to which it has the non-exclusive right to utilize the "Nintendo" name and its proprietary information and technology in order to develop and market software titles for various Nintendo game consoles in various territories throughout the world. The Company pays Nintendo a fixed amount per unit, based in part, on memory capacity and chip configuration. This amount includes the cost of manufacturing, printing and packaging of the unit, as well as a royalty for the use of Nintendo's name, proprietary information and technology. All these fees and charges are subject to adjustment by Nintendo at its discretion. Acclaim's agreements with Nintendo for the N64 platform expire at various times through 2001.

     The Company is party to agreements with Sony, pursuant to which it has a non-exclusive license to develop and distribute software for the PlayStation in North America, Japan and Europe. The Company pays Sony a royalty fee and the cost of manufacturing each unit manufactured by Sony for the Company; this payment is made upon manufacture of the units. Acclaim's agreements with Sony for the PlayStation platform expire in 2002.

     The Company is party to an agreement with Sega, pursuant to which it has a non-exclusive license to design, develop and distribute software for Sega's Dreamcast worldwide for so long as Sega manufactures, sells, markets and distributes the Dreamcast game console. The Company pays Sega a royalty fee for each unit of Sega software replicated for the Company. See "-- Production, Sales and Distribution."

     The Company does not have the right to manufacture any software for the PlayStation or N64 platforms and has the right to manufacture, through subcontractors pre-approved by Sega, its software for the Dreamcast game console. See "Factors Affecting Future Performance - If the Company Is Unable to Obtain or Renew Licenses from Hardware Developers, It Will Not be Able to Release Software for Game Consoles."

     Nintendo, Sony and Sega have the right to review and evaluate, under standards which vary for each hardware manufacturer, the content and playability of each title and the right to inspect and evaluate all art work, packaging and promotional materials used by the Company in connection with the software. To date, all of the Company's titles have been approved for publication by the respective hardware manufacturers. The Company is responsible for resolving at its own expense any warranty or repair claims brought with respect to the software. To date, the Company has not experienced any material warranty claims.

     Under each of its console license agreements, the Company bears the risk that the information and technology licensed from Nintendo, Sony or Sega and incorporated in the software may infringe the rights of third parties. Further, the Company must indemnify Nintendo, Sony or Sega with respect to, among other things, any claims for copyright or trademark infringement brought against Nintendo, Sony or Sega and arising from the development and distribution of the game programs incorporated in the software by the Company. To date, the Company has not received any material claims of infringement. See " - Patent, Trademark, Copyright and Product Protection."

Marketing and Advertising

     The Company actively markets its current releases, while simultaneously supporting its back catalog with pricing and sales incentives.

     The target consumers for the Company's game console titles are primarily males aged 12 to 24 and, for PC titles, are primarily males aged 15 to 34. In developing a marketing strategy for a title, the Company seeks story concepts and brands or franchises that it believes will appeal to the imagination of its target consumer. The Company creates marketing campaigns consistent with the target consumer for each title. The Company markets its software through:

     o   television, radio, print and Internet advertising;
     o   its Internet site (www.acclaim.com) and the Internet sites of others;
     o product sampling through demonstration software distributed on the Internet;
     o   consumer contests and promotions;
     o   publicity activities; and
     o   trade shows.

     In addition, the Company enters into cooperative advertising arrangements with certain of its customers, pursuant to which the Company's software is featured in the retail customer's own advertisements to its customers. Dealer displays and in-store merchandising are also used to increase consumer awareness of the Company's software.

     The Company's ability to promote and market its software is important to its success. The Company's operating strategy is to develop and maintain a core of key brands of software titles such as Turok, Shadow Man, Forsaken and South Park. In addition, Acclaim has placed particular emphasis on the Acclaim Sports brand, introducing titles such as Quarterback Club, NBA Jam and All Star Baseball under that brand. By creating key brands, the Company is able to take advantage of cross-merchandising opportunities, to maximize its investment in tools and engines that were created for the original title and to capitalize on the name recognition of the brand or franchise in subsequent releases.

Production, Sales and Distribution

     Pursuant to Acclaim's agreements with Nintendo and Sony, each hardware manufacturer manufactures software developed by the Company for its dedicated or portable game consoles. Nintendo requires the Company to open a letter of credit simultaneously with placing a purchase order for software. Goods are delivered to Acclaim 30 to 50 days after order placement. Initial orders for Sony titles are delivered within 10 to 21 days after the placement of a purchase order. Reorders for Sony software generally take 10 to 14 days. Pursuant to Acclaim's agreement with Sega, Acclaim is required to use a replicator pre-approved by Sega to manufacture Acclaim's software for Sega's Dreamcast platform. Initial orders for Sega titles are delivered approximately three weeks after order placement. See "Factors Affecting Future Performance - If the Company Is Unable to Obtain or Renew Licenses from Hardware Developers, It Will Not be Able to Release Software for Game Consoles".

     The Company manufactures through subcontractors all of its software for PCs. Orders for PC software are generally filled within 10 to 21 days after order placement. Reorders for such software are generally filled within 10 days.

     The Company believes that the most efficient way to distribute its software is by tailoring its distribution method to each geographic market.

     In North America, the Company's software is sold directly by the Company's sales force, complemented by regional sales representative organizations which receive commissions based on the net sales of each product sold. The Company maintains an in-house sales management team to supervise the sales representatives. The sales representatives also act as sales representatives for some of the Company's competitors. One of the sales representative organizations marketing the

Company's software is owned by James Scoroposki, an officer, director and stockholder of the Company. See "Certain Relationships and Related Transactions."

     The Company sells its software domestically primarily to mass merchants, large retail toy store chains, department stores and specialty stores. The Company's key domestic retail customers include Toys R Us, Walmart and K-Mart. Sales to Toys R Us accounted for approximately 12%, 15% and 11% of the Company's net revenues for the years ended August 31, 1997, 1998 and 1999, respectively. Sales to Walmart accounted for approximately 14% of the Company's net revenues for the year ended August 31, 1999. The Company's customers are not obligated to purchase the Company's software. The loss of any important customer could have a material adverse effect on the Company.

     To maximize revenues and profits, the Company distributes directly (through subsidiaries) in the U.K., Germany, France, Spain and Australia. The sales, marketing, and distribution activities of Acclaim's European subsidiaries are administered through a central management division, Acclaim Europe, based in London. For sales in other markets, the Company appoints regional distributors.

     The Company is generally not contractually obligated to accept returns, except for defective product. However, in order to maintain retail relationships, the Company may permit its customers to return or exchange product and may provide price protection or other concessions on products unsold by a customer. As the market for each generation of game consoles matures and as more titles become available, the risk of product returns and price concessions increases. The Company establishes reserves for these concessions; however, concessions materially exceeded reserves in fiscal 1996 and Acclaim cannot assure its stockholders that concessions will not exceed the established reserves in the future. See "Factors Affecting Future Performance - If Product Returns, Price Protection and Concessions Exceed Reserves, the Company May Incur Losses".

     The Company's warranty policy is to provide the original purchaser with replacement or repair of defective software for a period of 90 days after sale. To date, the Company has not experienced significant warranty claims.

Intellectual Property Licenses

     Some of the Company's titles relate to or are based on brands or franchises licensed from third parties, such as the NBA and the NFL, and their respective players' associations, and South Park. Typically, the Company is obligated to make certain minimum guaranteed royalty payments over the term of the license and to advance payments against these guarantees, which payments can be recouped by the Company against royalty payments otherwise due in respect of future sales. License agreements relating to these rights generally extend for a term of two to three years. The agreements are terminable upon the occurrence of a number of factors, including Acclaim's:

     o   material breach of the agreement;
     o   failure to pay amounts due to the licensor in a timely manner; or
     o   bankruptcy or insolvency.

     Some licenses are limited to specific territories or game consoles. Each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with other products and, in some cases, software for other game consoles. See "Factors Affecting Future Performance - Inability to Procure Commercially Valuable Intellectual Property Licenses May Prevent Product Releases or Result in Reduced Product Sales."

Patent, Trademark, Copyright and Product Protection

     Each of Nintendo, Sony and Sega incorporates a security device in the software and their respective hardware systems in order to prevent unlicensed software from infringing Nintendo's, Sony's or Sega's proprietary rights by manufacturing software compatible with their hardware. Under its various license agreements with Nintendo, Sony and Sega, the Company is obligated to obtain or license any available trademark, copyright and patent protection for the original work developed by the Company and embodied in or used with the software and to display the proper notice thereof, as well as notice of the licensor's intellectual property rights, on all its software.

     Each title may embody a number of separately protected intellectual properties: (1) the trademark for the brand featured in the software; (2) the software copyright; (3) the name and label trademarks; and (4) the copyright for Nintendo's, Sony's or Sega's proprietary technical information.

     The Company has registered the "Acclaim" logo and name in the U.S. and in certain foreign territories and owns the copyrights for many of its game programs. "Nintendo," "Game Boy" and "N64" are trademarks of Nintendo; "Sega," "Saturn" and "Dreamcast" are trademarks of Sega; and "Sony," "Sony Computer Entertainment" and "PlayStation" are trademarks of Sony. The Company does not own the trademarks, copyrights or patents covering the proprietary information and technology utilized in the game consoles marketed by Nintendo, Sony or Sega or, to the extent licensed from third parties, the brands, concepts and game programs featured in and comprising the Company's software. Accordingly, the Company must rely on the trademarks, copyrights and patents of these third-party licensors for protection of such intellectual property from infringement. Under the Company's license agreements with certain independent software developers, the Company may bear the risk of claims of infringement brought by third parties and arising from the sale of software. Each of the Company and such developer has agreed to indemnify the other for costs and damages incurred arising from such claims and attributable to infringing proprietary information, if any, embodied in the software and provided by the indemnitor.

Competition

     The video, computer and portable games market is highly competitive. Acclaim's chief competitors are the developers of game consoles, to whom Acclaim pays royalties and/or manufacturing charges, such as Nintendo, Sega and Sony, as well as a number of independent software publishers.

     The availability of significant financial resources has become a major competitive factor in the interactive entertainment software industry, primarily as a result of the costs associated with development and marketing of software. The Company's competitors for game console software vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than the Company. The Company believes that it is one of the largest independent publishers of software for game consoles in the U.S. Data derived from the Toy Retail Sales Tracking Service indicates that, for the first nine months of calendar 1999 and the fourth quarter of fiscal 1999, the Company achieved a combined N64 and PlayStation market share of 7% and 8%, respectively. Based on TRSTS data, the Company's N64 market share for the first nine months of calendar 1999 and the fourth quarter of fiscal 1999 was 11% and 6%, respectively. Based on TRSTS data, the Company's PlayStation market share for the first nine months of calendar 1999 and the fourth quarter of fiscal 1999 was 5% and 9%, respectively. Acclaim cannot assure its stockholders that it will be able to maintain its share of the N64 or PlayStation market.

     The market for software for PCs is fragmented and the Company believes that it has a small share of that market.

     Competition in the interactive entertainment software industry is based primarily upon:

     o   the quality of titles;

     o reviews received for a title from independent reviewers who publish reviews in magazines, websites, newspapers and other industry publications;
     o   publisher's access to retail shelf space;
     o   the success of the game console for which the title is written;
     o   the price of each title;
     o the number of titles then available for the system for which each title is published; and
     o the marketing campaign supporting a title at launch and through its life.

     The Company relies upon its product quality, marketing and sales abilities, proprietary technology and product development capability, capital resources, the depth of its worldwide retail distribution channels and management experience to compete in the interactive entertainment industry. Acclaim cannot assure its stockholders that it will compete successfully on any of these factors. See "Factors Affecting Future Performance - If The Company Does Not Compete Successfully, Demand for Its Products May be Reduced."

Distribution of Software Developed by Third-Party Publishers

     The Company commenced the marketing and distribution of software developed by third-party publishers in October 1994. From time to time, the Company enters into selected licensing agreements with third-party publishers to distribute, in selected markets, software developed by them. Software developed by third-party publishers is marketed under the name of the original publisher. Sales of software developed by third-party publishers are included in the Company's revenues and the Company assumes the associated credit risk. The Company retains a distribution fee (based on net receipts less certain other deductions) and remits the balance to the original publisher. In fiscal 1997, the Company derived approximately 9% of gross revenues from sales of software developed by Interplay Productions. To date, the Company has not received significant revenues from sales of any other software developed by third-party publishers.

Comic Book and Other Publishing

     Through the acquisition of Acclaim Comics in July 1994, the Company commenced the development and publication of comic book magazines. Acclaim Comics also publishes strategy guides relating to the Company's software. Acclaim Comics receives intercompany royalties from Acclaim for the use in the Company's software of properties licensed or created by Acclaim Comics, such as
Turok: Dinosaur Hunter, Shadow Man and Armorines. Excluding the sale of Acclaim's software utilizing properties licensed from Acclaim Comics, through fiscal 1999, the Company has not derived significant revenues from the sale of Acclaim Comics products.

     The Company intends to continue to release software for a variety of platforms based on characters licensed or created by Acclaim Comics.

     Acclaim Comics' future revenues, if any, will primarily depend on: (1) the licensing and merchandising of its characters in interactive entertainment and other media, such as motion picture or television, (2) the use of its characters in the Company's software and (3) the publication and sale of software strategy guides.

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

Employees

     The Company currently employs approximately 900 persons worldwide, approximately 775 of whom are employed on a full-time basis and approximately 600 of whom are employed in the U.S. The Company believes that its relationship with its employees is satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information concerning the Company's executive officers:

Name                       Position and Principal Occupation                          Age
----                       ---------------------------------                          ---

Gregory E. Fischbach       Co-Chairman of the Board, President and Chief              57
                              Executive Officer of the Company
James Scoroposki           Co-Chairman of the Board, Senior Executive Vice            51
                              President, Secretary and Treasurer of the Company
Rodney Cousens             President and Chief Operating Officer - International      48
                              of Acclaim Europe
Paul Eibeler               Vice President and General Manager                         44
William G. Sorenson        Executive Vice President and Chief Financial Officer       44

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

     James Scoroposki, a founder of the Company, has been Senior Executive Vice President since December 1993, a member of the Board of Directors since 1987, Co-Chairman of the Board of Directors since March 1989 and Secretary and Treasurer of the Company since its formation. Mr. Scoroposki was also Chief Financial Officer of the Company from April 1988 to May 1990, Executive Vice President of the Company from formation to November 1993 and acting Chief Financial Officer from November 1997 to August 1999. Since December 1979, he has also been the President and sole shareholder of Jaymar Marketing Inc., a sales representative organization. See "Certain Relationships and Related Transactions."

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

     William G. Sorenson became an executive officer of the Company in August 1999 when he joined the Company as Executive Vice President and Chief Financial Officer. Prior to such time, Mr. Sorenson was Senior Vice President of Finance at The News Corporation Limited, responsible for matters relating to financing the Company's operations in both public and private markets. From 1982 to 1989, Mr. Sorenson held executive positions at Citibank and Bank of Boston.

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

     The timely shipment of a new title depends on various factors including:

     o   the development process;
     o   bug testing;
     o   approval by hardware licensors; and
     o   approval by third-party licensors.

     It is likely that some of the Company's titles will not be released in accordance with the Company's operating plans. A significant delay in the introduction of one or more new titles could negatively affect sales and have a negative impact on the Company's financial condition and results of operations.

     The Company cannot assure stockholders that its new titles will be released in a timely fashion. Factors such as competition for access to retail shelf space, consumer preferences and seasonality could result in the shortening of the life cycle for older titles and increase the importance of the Company's ability to release new titles on a timely basis.

     Industry Trends, Platform Transitions and Technological Change May Adversely Affect The Company's Revenues and Profitability

     The life cycle of existing game consoles and the market acceptance and popularity of new game consoles significantly affects the success of the Company's products. The Company cannot guarantee that it will be able to predict accurately the life cycle or popularity of each game console. If the Company:

     o does not develop software for game consoles that achieve significant market acceptance;
     o discontinues development of software for a game console that has a longer-than-expected life cycle;
     o develops software for a game console that does not achieve a significant installed base; or
     o continues development of software for a game console that has a shorter-than-expected life cycle,

it may experience losses from operations, as it did in fiscal 1996 and 1997.

     In addition, the cyclical nature of the video and computer games industry requires the Company continually to adapt its software development efforts to emerging hardware systems. Acclaim believes that the market for the current generation of hardware systems, N64 and PlayStation, is reaching maturity. Sega has introduced its next generation system, Dreamcast, and both Sony and Nintendo have announced plans to introduce a next generation system. The Company cannot guarantee that it will be successful in developing and publishing software for new hardware systems.

The Company's Future Success Is Dependent on Its Ability to Release "Hit" Titles

     The market for software is "hits" driven. Therefore, the Company's future success depends on developing, publishing and distributing "hit" titles for game consoles with significant installed bases. If the Company does not publish "hit" titles in the future, its financial condition, results of operations and profitability could be negatively affected, as they were in fiscal 1996 and 1997. However, it is difficult to predict consumer preferences for titles, and few titles achieve sustained market acceptance. Sales of the Company's then top title accounted for approximately 33% of gross revenues in fiscal 1997. Sales of the Company's then top four titles accounted for approximately 53% and 55% of gross revenues in fiscal 1998 and 1999, respectively. The Company cannot assure stockholders that it will be able to publish "hit" titles in the future.

If Product Returns, Price Protection and Concessions Exceed Reserves, the Company May Incur Losses

     The Company is not contractually obligated to accept returns except for defective product. However, the Company may permit customers to return or exchange products and may provide price protection or concessions on products unsold by the customer. If the Company's reserves for returns, exchanges and price protection and concessions are exceeded, its financial condition and results of operations will be negatively impacted, as they were in fiscal 1996.

     Management makes significant estimates and assumptions regarding allowances for estimated product returns, price protection and concessions in preparing the Company's financial statements. The Company establishes reserves taking into account the potential for product returns, price protection and concessions based primarily on:

     o   market acceptance of products in retail inventories;
     o   level of retail inventories;
     o   seasonality; and
     o   historical return and price concession rates.

     The Company believes that, at August 31, 1999, its reserves for future returns, exchanges and price protection and concessions are adequate. However, the Company cannot guarantee the adequacy of its current or future reserves.

If the Company Is Unable to Obtain or Renew Licenses from Hardware Developers, It Will Not be Able to Release Software for Game Consoles

     The Company is substantially dependent on each hardware developer:

     o as the sole licensor of the specifications needed to develop software for its game consoles;
     o as the sole manufacturer (as to Nintendo and Sony software) of the software developed by the Company for its game consoles;
     o to protect the intellectual property rights to its game consoles and technology; and
     o to discourage unauthorized persons from producing software for its game consoles.

     Substantially all of the Company's revenues have historically been derived from sales of software for game consoles. In fiscal years 1997, 1998 and 1999, the Company derived:

     o approximately 41%, 60% and 64%, respectively, of gross revenues from the sale of Nintendo-compatible software;
     o approximately 28%, 30% and 27%, respectively, of gross revenues from the sale of Sony PlayStation software; and
     o approximately 15%, 10% and 8%, respectively, of gross revenues from the sale of PC software.

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

Increased Product Development Costs May Adversely Affect Profitability

     The Company's research and development expenses were $41.7 million (approximately 25% of net revenues) for the fiscal year ended August 31, 1997, $37.4 million (approximately 11% of net revenues) for fiscal year ended August 31, 1998 and increased to $50.5 million (approximately 12% of net revenues) for fiscal year ended August 31, 1999. The Company anticipates that its future research and development expenses will continue to increase. This increase is due to the planned release of a higher number of titles and increasing software development costs. If these expenses are not carefully monitored and capped, the Company's profitability will be negatively impacted.

Inability to Procure Commercially Valuable Intellectual Property Licenses May Prevent Product Releases or Result in Reduced Product Sales

     The Company's titles often embody trademarks, tradenames, logos or copyrights licensed to it by third parties, such as the NBA, the NFL or their respective players' associations, and South Park. The Company may not be successful in acquiring or renewing licenses to property rights with significant commercial value. The loss of one or more of these licenses could prevent the Company's release of a title or limit its economic success. For example, the Company's license for the WWF properties expires in November 1999 and will not be renewed. Sales of titles using WWF properties aggregrated 29% of gross revenues in fiscal 1999. In addition, the Company cannot assure stockholders that these licenses will be available on reasonable terms or at all.

     License agreements relating to these rights generally extend for a term of two to three years. The agreements are terminable upon the occurrence of a number of factors, including the Company's:

     o   material breach of the agreement;
     o   failure to pay amounts due to the licensor in a timely manner; or
     o   bankruptcy or insolvency.

If The Company Does Not Compete Successfully, Demand for Its Products May be Reduced

     The video, computer and portable games market is highly competitive. Only a small percentage of titles introduced in the market achieve any degree of sustained market acceptance. If the Company's titles are not successful, its operations and profitability will be negatively impacted. The Company cannot guarantee that its titles will compete successfully.

     Competition in the interactive entertainment software industry is based primarily upon:

     o   the quality of titles;
     o reviews received for a title from independent reviewers who publish reviews in magazines, websites, newspapers and other industry publications;
     o   publisher's access to retail shelf space;

     o   the success of the game console for which the title is written;
     o   the price of each title;
     o the number of titles then available for the system for which each title is published; and
     o the marketing campaign supporting a title at launch and through its life.

     The Company's chief competitors are the developers of game consoles, to whom the Company pays royalties and/or manufacturing charges, as well as a number of independent software publishers. The hardware developers have a price, marketing and distribution advantage with respect to software marketed by them. The Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than the Company, such as Nintendo, Sega and Sony. The Company's competitors also include a number of independent software publishers licensed by the hardware developers.

     As each hardware cycle matures, significant price competition and reduced profit margins may result. In addition, competition from new technologies may reduce demand in markets in which the Company has traditionally competed. If there is prolonged price competition or reduced demand as a result of competing technologies, the Company's operations and liquidity could be negatively impacted.

Revenues Vary Due to the Seasonal Nature of Video and Computer Games Software Purchases

     The video, computer and portable games industry is highly seasonal. Typically, net revenues are highest in the last calendar quarter, decline in the first calendar quarter, are lower in the second calendar quarter and increase in the third calendar quarter. The seasonal pattern is due primarily to the increased demand for software during the year-end holiday selling season and the reduced demand for software during the summer months. However, the Company's earnings vary significantly and are materially affected by releases of "hit" titles and, accordingly, may not necessarily reflect the seasonal patterns of the industry as a whole. The Company expects that operating results will continue to fluctuate significantly in the future. See "-- Fluctuations in Quarterly Operating Results Lead to Unpredictability of Revenues and Income" below.

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

If Cash Flows from Operations Are Not Sufficient to Meet The Company's Needs, It May be Forced to Sell Assets, Refinance Debt or Downsize Operations

     The Company generally experienced negative cash flows from operations in fiscal 1996 and 1997. As a result, in those years, the Company sold assets, refinanced debt and downsized operations. Insufficient liquidity in the future may require the Company to take similar actions. The Company believes that its cash flows from operations in fiscal 2000 will be sufficient to cover its operating expenses and the current obligations it must pay in fiscal 2000. This belief is based on:

     o   the anticipated success of the Company's titles; and
     o   the resulting continued growth of the Company's net revenues.

     See " -- Industry Trends, Platform Transitions and Technological Change May Adversely Affect The Company's Revenues and Profitability" above. However, the Company cannot assure investors that its operating expenses and current obligations will be significantly less than the cash flows available in fiscal 2000 or thereafter.

Ability to Service Debt and Prior Rights of Creditors May Adversely Affect Holders of Common Stock

     The Company believes that its cash flows from operations in fiscal 2000 will be sufficient to make all interest and principal payments on a timely basis. However, if the Company's cash flow from operations in fiscal 2000 or beyond is insufficient to make interest and principal payments when due, the Company may have to restructure its indebtedness. The Company cannot guarantee that it will be able to restructure or refinance its debt on satisfactory terms. In addition, restructuring or refinancing may not be permitted by the terms of the Company's existing indebtedness. The Company cannot assure investors that its future operating cash flows will be sufficient to meet its debt service requirements or to repay its indebtedness at maturity.

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

     In order to meet its debt service obligations, from time to time Acclaim also depends on dividends, advances and transfers of funds from its subsidiaries. State and foreign law regulate the payment of dividends by these subsidiaries, which is also subject to the terms of existing bank agreements and the indenture governing its outstanding convertible notes. A significant portion of the Company's assets, operations, trade payables and indebtedness is located at these subsidiaries. The creditors of the subsidiaries would generally recover from these assets on the obligations owed to them by the subsidiaries before any recovery by Acclaim's creditors and before any assets are distributed to stockholders.

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

Charter and Anti-Takeover Provisions Could Negatively Affect Rights of Holders of Common Stock

     The board of directors has the authority to issue shares of preferred stock and to determine their characteristics without stockholder approval. This authority is limited by the indenture governing the convertible notes. If the Company issues preferred stock, the rights of common stockholders may be negatively affected by the rights of preferred stockholders. Moreover, if the Company issues preferred stock, it could become more difficult for a third party to acquire a majority of the Company's outstanding voting stock.

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

Stock Price Is Volatile and Stockholders May Not Be Able to Recoup Their Investment

     There is a history of significant volatility in the market prices of companies engaged in the software industry, including Acclaim. Movements in the market price of Acclaim common stock from time to time have negatively affected stockholders' ability to recoup their investment in the stock. The price of Acclaim common stock is likely to continue to be highly volatile, and stockholders may not be able to recoup their investment. If Acclaim's future revenues, profitability or product releases do not meet expectations, the price of Acclaim common stock may be negatively affected.

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

Item 2. PROPERTIES.

     The Company's corporate headquarters are located in a 70,000 square foot office building in Glen Cove, New York, which was purchased by the Company in fiscal 1994. See Note 9 of Notes to Consolidated Financial Statements. The Company also owns an 8,000 square foot office building in Glen Cove, New York and a 10,000 square foot office building in Oyster Bay, New York, which has been leased to a third-party tenant.

     In addition, the Company's United States subsidiaries lease approximately 10,000 square feet of office space in New York, and approximately 69,000 square feet of office space in the aggregate in Texas and Utah.

     The Company's foreign subsidiaries lease office space in Japan, France, Germany, Spain, Australia and the United Kingdom.

     The Company believes that these facilities are adequate for its current and foreseeable future needs.

Item 3. LEGAL PROCEEDINGS.


     The Company and other participants in the entertainment industry were sued in an action entitled James, et al. v. Meow Media, et al. filed in April 1999 in the U.S. District Court for the Western District of Kentucky, Paducah Division, Civil Action No. 5:99CV96-J. The plaintiffs allege that the defendants caused injury to the plaintiffs as a result of, in the case of the Company, its manufacture and/or supply of "violent" video games to Michael Carneal, then fourteen. The plaintiffs further allege that the defendants were negligent in such manufacture and/or supply thereby breaching a duty to Mr. Carneal and others, including the plaintiffs (the parents of the deceased individuals). Mr. Carneal killed three individuals and wounded five others during a shooting at the Heath High School in McCracken County, Kentucky. The plaintiffs seek damages in the amount of approximately $110,000,000. The Company intends to defend this action vigorously. The Company has entered into a joint defense agreement and is sharing defense costs with certain of the other defendants.

     The Company, Iguana Entertainment and Gregory E. Fischbach were sued in an action entitled Jeffery Spangenberg vs. Acclaim Entertainment, Inc., Iguana Entertainment, Inc., and Gregory Fischbach filed in August 1998 in the District Court of Travis County, Texas (Cause No. 98-09418). The plaintiff alleges that the defendants (1) breached their employment obligations to the plaintiff, (2) breached a Texas statute covering wage payment obligations based on their alleged failure to pay bonuses to the plaintiff; and (3) made fraudulent misrepresentations to the plaintiff in connection with the plaintiff's employment relationship with the Company, and accordingly, seeks unspecified damages. The Company intends to defend this action vigorously.

     The SEC issued orders in April 1996 directing a private investigation relating to, among other things, the Company's October 1995 release of its earnings estimate for fiscal 1995. The Company provided documents to the SEC, and the SEC took testimony from Company representatives. The Company was advised that the Staff of the SEC proposes to recommend that the SEC authorize enforcement action against the Company and three of its directors (two of whom are members of the Company's Audit Committee) in connection with matters related to the Company's October 1995 release. In accordance with the SEC's rules, the Company has submitted a response to the Staff's proposed recommendation. The Company has previously settled litigations relating to the Company's October 1995 release, and the related charges were recorded in fiscal 1997. No assurance can be given as to the outcome of the SEC investigation.

     In conjunction with claims arising from certain of the Company's acquisitions and then pending litigations and claims for which the settlement obligation was probable and estimable, the Company recorded a charge of $23.6 million during the year ended August 31, 1997. Approximately $10.2 million of these litigation settlements will be satisfied in cash, of which $8.3 million has been paid as of August 31, 1999. The remainder is payable with non-cash items, such as stock or warrants. See Note 17A of Notes to Consolidated Financial Statements.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     The Company's common stock is traded on The NASDAQ Stock Market National Market System under the symbol AKLM. On October 18, 1999, the closing sale price of the common stock was $6.94 per share. As of such date, there were approximately 2,360 holders of record of the common stock.

     The following table sets forth the range of high and low sales prices for Acclaim's common stock for each of the periods indicated:

                                                                  Price
                                                                  -----
Period                                                     High            Low
------                                                     ----            ---

Fiscal Year 1998
  First Quarter                                           $6.00           $2.94
  Second Quarter                                           5.25            3.09
  Third Quarter                                            8.19            5.00
  Fourth Quarter                                           7.63            4.50

Fiscal Year 1999
  First Quarter                                          $10.25           $5.00
  Second Quarter                                          13.00            7.13
  Third Quarter                                            9.31            6.19
  Fourth Quarter                                           8.06            5.00

                     RECENT SALES OF UNREGISTERED SECURITIES

     In November 1998, in connection with the Company's purchase of substantially all of the assets and liabilities of Fringe Pty. Ltd., an Australian distributor, the Company issued 206,000 shares of its common stock to Fringe Pty. Ltd. in partial payment of the purchase price. The shares were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act. See Note 3 of Notes to Consolidated Financial Statements.

     In March 1999, the Company issued 300,000 shares of restricted stock to the Acclaim Entertainment Employee Benefits Trust. The shares were issued by the Company to the trust pursuant to the exemption from registration provided under
Section 4(2) of the Securities Act. The trustee of the trust may deliver the shares or any portion thereof to one or more employees of Acclaim's U.K. subsidiary.

     In August 1999, the Company issued 100,000 shares of restricted stock to William Sorenson, currently an executive officer of the Company. The shares were issued by the Company to Mr. Sorenson pursuant to the exemption from registration provided under Section 4(2) of the Securities Act. The 100,000 shares of restricted stock vest in three equal installments in August 2001, 2002 and 2003, subject to Mr. Sorenson's continued employment with the Company at that time.

                                 DIVIDEND POLICY

     The Company has never declared or paid any cash dividends on its common stock and has no present intention to declare or pay cash dividends on its common stock in the foreseeable future. The Company is subject to various financial covenants with its lenders that could limit and/or prohibit the payment of dividends in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 of Notes to Consolidated Financial Statements. The Company intends to retain earnings, if any, which it may realize in the foreseeable future to finance its operations.

Item 6.   SELECTED FINANCIAL DATA.

     The following tables should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section appearing elsewhere in this Annual Report on Form 10-K.

(in 000s, except per share information)

                                                                  Fiscal Year Ended August 31,
                                                 1999             1998            1997          1996(2)         1995(1)
                                                 ----             ----            ----          -------         -------
Statement of Operations Data:
Net revenues                                 $430,974          $326,561       $165,411         $161,945        $566,723
Cost of revenues                              200,980           148,660         89,818          191,790         291,474
Gross profit (loss)                           229,994           177,901         75,593          (29,845)        275,249
Marketing and sales                            72,245            61,691         57,266          116,142         125,813
General and administrative                     69,022            54,149         68,831           76,625          66,503
Research and development                       50,452            37,367         41,689           46,864          12,267
Goodwill writedown                               --                --           25,200             --              --
Litigation settlements                         (1,753)             --           23,550             --              --
Downsizing charge                                --                --           10,000            5,000            --
Earnings (loss) from operations                40,028            24,694       (150,943)        (274,476)         70,666
Other (expense) income, net                      (998)           (3,240)        (8,117)           5,609           5,608
Earnings (loss) before
 income taxes                                  39,030            21,454       (159,060)        (268,867)         76,274
Net earnings (loss)                            36,058            20,690       (159,228)        (221,368)         44,770
Basic earnings (loss) per share                 $0.66             $0.40         $(3.21)          $(4.47)          $1.05
Diluted earnings (loss) per share               $0.57             $0.37         $(3.21)          $(4.47)          $0.86


(1) Includes results of operations of Iguana Entertainment from January 4, 1995.
(2) Includes results of operations of Acclaim Studios - Salt Lake City, Inc. (formerly, Sculptured Software, Inc.) and Probe Entertainment Limited for the entire year.

                                                                              August 31,
                                                 1999             1998           1997            1996            1995
                                                 ----             ----           ----            ----            ----
Balance Sheet Data:
Working capital (deficiency)                  $29,391          $(19,100)      $(64,156)        $(10,039)       $200,455
Total assets                                  244,838           160,407        133,175          239,651         442,827
Current portion of long-term debt                 724               724          1,002           25,527          25,196
Long-term liabilities                          53,584            56,629         59,472            4,032             461
Stockholders' equity (deficiency)              31,359           (21,773)       (59,046)          93,589         314,707

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     Acclaim develops, publishes, distributes and markets video and computer games for use with game consoles, both dedicated and portable, and PCs on a worldwide basis. The Company owns and operates five software development studios located in the U.S. and the U.K. where it develops its own software, and a motion capture studio in the U.S. From time to time, Acclaim hires independent developers to create software for it. Acclaim publishes, or releases to the public under its brand names, software developed by it as well as third-party developers. Acclaim distributes its software directly in North America, the U. K., Germany, France, Spain and Australia. Acclaim also distributes software developed and published by third parties and develops (1) strategy guides relating to the Company's software and (2) comic book magazines.

     The Company's operating strategy is to develop and maintain a core of "key" brands of software titles, such as Turok, Shadow Man, South Park, NFL Quarterback Club and All Star Baseball. Acclaim focuses on developing and publishing software for the game consoles that are popular at a given time or which it believes will become popular. The Company's console titles are primarily sports simulation and arcade-style performance games, and its PC titles are primarily arcade-style performance games, real-time simulation, adventure and sports simulation games.

     The interactive entertainment software industry is driven by the size of the installed base of game consoles, such as those manufactured by Nintendo, Sony and Sega, and PCs dedicated for home use.

     The interactive entertainment software industry is characterized by rapid technological changes mostly due to:

     o the introduction of game consoles incorporating more powerful processors and operating systems;

     o   the impact of technological changes embodied in PCs;

     o   the development of electronic and wireless delivery systems; and

     o   the entry and participation of new companies in the industry.

     These and other factors have resulted in successive introductions of increasingly advanced game consoles and PCs. As a result of the rapid technological shifts, no single game console or PC system has achieved long-term dominance in the video and computer games market. Therefore, Acclaim must continually anticipate game console cycles and its research and development group must develop programming tools and engines necessary for the development of software for emerging hardware systems.

     The rapid technological advances in game consoles have significantly changed the look and feel of software as well as the software development process. Currently, the process of developing software is extremely complex and Acclaim expects it to become more complex and expensive in the future as more powerful and complex hardware is introduced. According to Acclaim estimates, the average development time for a title is between 12 and 24 months and the average development cost for a title is between $1 and $3 million. Approximately 56%, 68% and 82% of the Company's gross revenues in the fiscal years ended August 31, 1997, 1998 and 1999, respectively, were derived from software developed by its studios. See "Factors Affecting Future Performance - Increased Product Development Costs May Adversely Affect Profitability."

     The Company's performance has historically been materially affected by platform transitions and product cycles. As a result of the industry transition to 32- and 64-bit game consoles which commenced in 1995, the Company's software sales during fiscal 1996, 1997 and 1998 were significantly lower than in fiscal 1994 and 1995. The Company's inability to predict accurately the timing of such transition resulted in material losses in fiscal 1996 and 1997. The Company believes its results in those years were also adversely impacted by the fact that the Company had not yet received a significant portion of the benefits of implementing its brand strategy and its internal development strategy through its owned studios and that the studios had not yet developed the game engines (which are capable of being used in multiple titles) to support the strategy. See "Factors Affecting Future Performance - Industry Trends, Platform Transitions and Technological Change May Adversely Affect the Company's Revenues and Profitability."

     In the past, the Company has experienced delays in the introduction of new titles, which has had a negative impact on its results of operations. It is likely that some of the Company's titles will not be released in accordance with the Company's operating plans for a period, in which event its results of operations and profitability in that period could be negatively affected. See "Factors Affecting Future Performance - Revenues Are Dependent on Timely Introduction of New Titles."

     The Company recorded a net loss of $(159) million and net earnings of $21 million and $36 million in fiscal years ended August 31, 1997, 1998 and 1999, respectively. The fiscal 1999 results primarily reflect increased sales in the United States of the Company's software for the current generation of hardware systems, N64 and PlayStation. The Company believes that the market for N64 and PlayStation is reaching maturity. No assurance can be given as to the future growth of the software market for N64 and PlayStation systems, the timely introduction and market acceptance of the Company's software therefor or of the Company's results of operations and profitability in future periods. The results for fiscal years ended August 31, 1998 and 1999 also reflect the Company's significantly reduced operating expenses as compared to prior periods.

     The Company's ability to generate sales growth and profitability in the short term will be materially dependent on (1) the continued growth of the software market for 32- and 64-bit and other new emerging game consoles and (2) the Company's ability to identify, develop and publish "hit" software for those platforms.

Results of Operations

     The following table shows certain statements of consolidated operations data as a percentage of net revenues for the periods indicated:

                                                   Fiscal Year Ended August 31,
                                                   1999        1998       1997

Domestic revenues                                  69.7%       66.4%      49.7%
Foreign revenues                                   30.3        33.6       50.3
                                                  -----       -----      -----
Net revenues                                      100.0       100.0      100.0
Cost of revenues                                   46.6        45.5       54.3
                                                  -----       -----      -----
Gross profit                                       53.4        54.5       45.7
Marketing and sales                                16.8        18.9       34.6
General and administrative                         16.0        16.6       41.6
Research and development                           11.7        11.4       25.2
Goodwill writedown                                  --          --        15.2
Litigation settlements (recoveries)                (0.4)        --        14.2
Downsizing charge                                   --          --         6.1
                                                  -----       -----      -----
Total operating expenses                           44.1        46.9      137.0
Earnings (loss) from operations                     9.3         7.6      (91.3)
Other (expense) income, net                        (0.2)       (1.0)      (4.9)
Earnings (loss) before income taxes                 9.1         6.6      (96.2)
Net earnings (loss)                                 8.4         6.3      (96.3)



Net Revenues

The Company's gross revenues were derived from the following product categories:

                                                     1999*      1998*     1997*
                                                     -----      -----     -----
Portable software                                     5.0%       2.0%      2.0%
16-bit software                                       --         --        9.0%
32-bit software                                      27.0%      30.0%     37.0%
64-bit software                                      59.0%      57.0%     33.0%
Computer games software                               8.0%      10.0%     15.0%
Other                                                 1.0%       1.0%      4.0%

-----------
* The numbers in this chart do not give effect to sales credits and allowances granted by the Company since the Company does not track such credits and allowances by product category. Accordingly, the numbers presented may vary materially from those that would be disclosed if the Company were able to present such information as a percentage of net revenues.

     The increase in the Company's net revenues from $326.6 million for the year ended August 31, 1998 to $431.0 million for the year ended August 31, 1999 was predominantly due to increased revenues from sales of the Company's 64-bit software. The increase in sales in fiscal 1999 was primarily due to the continued increase in the installed base of N64 and PlayStation consoles worldwide and the quality and market acceptance of the Company's titles for those platforms.

     The Company anticipates that titles currently scheduled for introduction in the first quarter of fiscal 2000 will be shipped as announced; however, no assurance can be given that these titles will be released in accordance with such announcements. Assuming timely shipment of the Company's titles, the Company's revenues from the sale of software are anticipated to grow in fiscal 2000; however, the Company anticipates that, for fiscal 2000 as a whole, its growth rate will be lower than its fiscal 1999 and 1998 growth rates of 32% and 97%, respectively. If the Company does not release new titles as planned in fiscal 2000, the Company's net revenues would be materially negatively impacted and the Company could incur losses from operations.

     The Company anticipates that its mix of domestic and foreign net revenues will continue to be affected by the content of titles released by the Company to the extent such titles are geared towards the domestic market.

     The increase in the Company's net revenues from $165.4 million for the year ended August 31, 1997 to $326.6 million for the year ended August 31, 1998 was predominantly due to increased sales in the United States of the Company's 64-bit and, to a lesser extent, 32-bit software. The increase in sales in fiscal 1998 was primarily due to the increase in the installed base of N64 and PlayStation consoles worldwide and the quality of the Company's titles. The Company's domestic sales in fiscal 1998 comprised a higher percentage of total net revenues compared to fiscal 1997 primarily because the titles published by the Company in 1998 achieved greater popularity in the domestic market (for example, WWF War Zone and NFL Quarterback Club '98).

     A significant portion of the Company's revenues in any quarter are generally derived from software first released in that quarter or in the immediately preceding quarter. See "Factors Affecting Future Performance - Revenues Are Dependent on Timely Introduction of New Titles" and "-The Company's Future Success is Dependent on Its Ability to Release "Hit" Titles."

     In fiscal 1999, Turok 2: Seeds of Evil (for multiple platforms), WWF Attitude (for multiple platforms), WWF Warzone (for multiple platforms), and South Park (for multiple platforms) accounted for approximately 17%, 15%, 13%, and 10%, respectively, of the Company's gross revenues. In fiscal 1998, WWF War Zone (for multiple platforms), NFL Quarterback Club '98 (for the N64), Forsaken (for multiple platforms) and Extreme G (for the N64) accounted for approximately 18%, 13%, 11% and 11%, respectively, of the Company's gross revenues. In fiscal 1997, Turok: Dinosaur Hunter (for the N64) accounted for approximately 33% of the Company's gross revenues.

     The Company is substantially dependent on the hardware platform developers as the sole developers of the platforms marketed by them, as the sole licensors of the proprietary information and technology needed to develop software for those hardware platforms and, in the case of Nintendo and Sony, as the sole manufacturers of software for the hardware platforms marketed by them. For the years ended August 31, 1997, 1998 and 1999, the Company derived 41%, 60% and 64% of its gross revenues, respectively, from sales of Nintendo-compatible software, 28%, 30% and 27% of its gross revenues, respectively, from sales of software for PlayStation and 12%, less than 1% and less than 1% of its gross revenues, respectively, from sales of Sega-compatible software. The Company has a license to develop, and release, titles for Sega's Dreamcast platform introduced in the United States in September 1999, has released one title for Dreamcast in the fourth quarter of fiscal 1999 and plans to release additional titles for that platform in fiscal 2000. See "Factors Affecting Future Performance - If the Company Is Unable to Obtain or Renew Licenses from Hardware Developers, It Will Not Be Able to Release Software for Game Consoles."

Gross Profit

     Gross profit is primarily impacted by the percentage of sales of CD software as compared to the percentage of sales of cartridge software. Gross profit may also be impacted from time to time by the percentage of foreign sales, the percentage of foreign sales to third-party distributors, and the level of returns and price protection and concessions to retailers and distributors.

     The Company's margins on sales of CD software (currently, PlayStation, PCs and Dreamcast) are higher than those on cartridge software (currently, N64 and Game Boy Color) as a result of significantly lower CD software product costs.

     The Company's margins on foreign software sales to third-party distributors are approximately one-third lower than those on sales that the Company makes directly to foreign retailers.

     Gross profit increased from $177.9 million (54% of net revenues) for the year ended August 31, 1998 to $230 million (53% of net revenues) for the year ended August 31, 1999. The dollar increase is predominantly due to increased sales volume.

     Gross profit increased from $75.6 million (46% of net revenues) for the year ended August 31, 1997 to $177.9 million (54% of net revenues) for the year ended August 31, 1998 predominantly due to increased unit sales and higher average unit selling prices of the Company's software.

Operating Expenses

     In fiscal 1997, the Company effected a variety of cost reduction measures to reduce its operating expenses. The Company realized the benefits of such measures in the fourth quarter of fiscal 1997 and thereafter in the form of reduced operating expenses as compared to prior periods. In addition, in fiscal 1998, the Company consolidated or eliminated certain operations.

     Marketing and sales expenses increased from $57.3 million (35% of net revenues) for the year ended August 31, 1997, to $61.7 million (19% of net revenues) for the year ended August 31, 1998 and to $72.2 million (17% of net revenues) for the year ended August 31, 1999. The dollar increase is primarily attributable to increased selling and advertising expenses associated with higher net revenues.

     General and administrative expenses were $68.8 million (42% of net revenues) for the year ended August 31, 1997, $54.1 million (17% of net revenues) for the year ended August 31, 1998 and increased to $69 million (16% of net revenues) for the year ended August 31, 1999. The dollar decrease in fiscal 1998 was primarily due to cost reduction efforts initiated by the Company in fiscal 1998, and the increase in fiscal 1999 is primarily attributable to a higher level of expenses in all categories.

     Research and development expenses were $41.7 million (25% of net revenues) for the year ended August 31, 1997, $37.4 million (11% of net revenues) for the year ended August 31, 1998 and increased to $50.5 million (12% of net revenues) for the year ended August 31, 1999. The dollar decrease in fiscal 1998 was primarily due to the consolidation of certain of the Company's studio operations, reduced personnel costs and other cost reduction efforts initiated by the Company. The dollar increase in fiscal 1999 is primarily attributable to the implementation of the Company's strategy to establish its own brands, increase the number of internally developed titles, the increased expense of developing game engines and programming tools for the next generation hardware platforms for Nintendo, Sony and Sega, and increased personnel costs at the studios.

     The percentage decrease in marketing and sales, and general and administrative expenses is primarily attributable to increased sales volume. Due to the Company's planned release of a higher number of titles and increasing software development costs, the Company anticipates that its future research and development expenses will continue to increase. See "Factors Affecting Future Performance - Increased Product Development Costs May Adversely Affect Profitability."

     Severance charges and other costs related to a company downsizing of approximately $10 million were recorded in fiscal 1997. Downsizing expenditures in fiscal 1998 were consistent with the accrued downsizing charge at August 31, 1997. The remaining accrued downsizing expenses were paid in fiscal 1999 and related to employee severance.

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

     In fiscal 1999, the Company had a litigation settlement gain of $1.8 million. Due to the occurrence of various events identified in the related settlement agreement, including an increase in the market value of Acclaim's common stock to a value specified in the settlement agreement, the Company's previously recorded contractual obligation was reduced, which resulted in the gain for fiscal 1999.

     Although the Company anticipates that its aggregate operating expenses will increase in dollars in fiscal 2000, it does not anticipate that such expenses will increase as a percentage of net revenues.

     Interest income increased in the year ended August 31, 1999 due to higher cash balances available for investment.

     As of August 31, 1999, the Company had a U.S. tax net operating loss carryforward of approximately $90 million. During 1999, the Company utilized a portion of its net operating loss carryforwards. The provision for income taxes of $3.0 million primarily relates to federal alternative minimum, state and foreign taxes.

Seasonality

     The Company's business is seasonal, with higher revenues and operating income typically occurring during its first, second and fourth fiscal quarters (which correspond to the holiday-selling season). However, the timing of the delivery of software titles and the releases of new products cause material fluctuations in the Company's quarterly revenues and earnings, which may cause the Company's results to vary from the seasonal patterns of the industry as a whole. See "Factors Affecting Future Performance - Revenues Vary Due to the Seasonal Nature of Video and PC Game Software Purchases."

Liquidity and Capital Resources

     The Company derived net cash from operating activities of approximately $29.9 million and $23.3 million during the years ended August 31, 1999 and 1998, respectively, and used net cash in operating activities of approximately $29.0 million during the year ended August 31, 1997. The increase in net cash from operating activities in fiscal 1999 and 1998 is primarily attributable to profitable operations. An income tax refund of approximately $54.0 million related to the carryback of the Company's loss for fiscal 1996 was received and included in the net cash used in operating activities during the year ended August 31, 1997.

     The Company used net cash in investing activities of approximately $11.0 million and $3.9 million during the years ended August 31, 1999 and 1998, respectively, and derived net cash from investing activities of approximately $14.5 million during the year ended August 31, 1997. The increase in cash used in investing activities in fiscal 1999 as compared to fiscal 1998 is primarily attributable to the acquisition of fixed assets. The decrease in cash provided by investing activities in fiscal 1998 as compared to fiscal 1997 is primarily attributable to the proceeds derived from the sale of marketable securities (approximately $10.2 million) and subsidiaries (approximately $7.0 million) in fiscal 1997.

     The Company derived net cash from financing activities of approximately $8.1 million, $1.3 million and $19.2 million during the years ended August 31, 1999, 1998 and 1997, respectively. The increase in net cash derived from financing activities in the fiscal 1999 period as compared to the fiscal 1998 period is primarily attributable to the increase in proceeds from the exercise of stock options and warrants. The decrease in net cash provided by financing activities in the fiscal 1998 period as compared to fiscal 1997 is primarily attributable to $47.4 million in proceeds from the offering in February 1997 of the Company's convertible subordinated notes due March 1, 2002, which was partially offset by the repayment of a term loan from Midland Bank plc and partial repayment of a mortgage note due to Fleet.

     The convertible notes were sold at par with proceeds to the Company of $47.4 million, net of expenses. The indenture governing the convertible notes contains covenants that, among other things, substantially limit the Company's ability to incur additional indebtedness, issue preferred stock, pay dividends and make certain other payments. The notes are convertible into shares of Acclaim's common stock at a conversion price of $5.18 per share, subject to adjustment under certain conditions. The notes are redeemable, in whole or in part, at the option of the Company (subject to the rights of holders of senior indebtedness) at 104% of the principal balance at any time on or after March 1, 2000 through February 28, 2001 and at 102% of the principal balance thereafter to maturity.

     The Company generally purchases its inventory of Nintendo software by opening letters of credit when placing the purchase order. At August 31, 1999, the amount outstanding under letters of credit was approximately $21.1 million. Other than such letters of credit, the Company does not currently have any material operating or capital expenditure commitments.

     The Company has a revolving credit and security agreement with GMAC Commercial Credit LLC, its principal domestic lending institution, which agreement expires on January 31, 2000. The credit agreement may be automatically renewed for another year by its terms, unless terminated upon 90 days' prior notice by either party. The Company currently anticipates renewing the agreement on substantially the same terms. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined on a formula based on factored receivables and inventory, which advances are secured by the Company's assets. GMAC also acts as the Company's factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At August 31, 1999, the factoring charge was 0.25% of the receivables assigned and the interest on advances was at GMAC's prime rate plus one percent. See Note 4 of Notes to Consolidated Financial Statements.

     The Company also has a financing arrangement relating to the mortgage on its corporate headquarters. At August 31, 1999, the outstanding principal balance of the loan was $1.9 million.

     Management believes, based on the currently anticipated growth of the installed base of 32- and 64-bit or other new emerging hardware platforms, that the Company's cash and cash equivalents at August 31, 1999 and projected cash flows from operations will be sufficient to cover its operating expenses and such current obligations as are required to be paid in fiscal 2000. However, no assurance can be given as to the sufficiency of such cash flows in fiscal 2001 and beyond. To provide for its short- and long-term liquidity needs, in fiscal 1997 and 1998, the Company significantly reduced the number of its employees, consolidated or eliminated certain operations, raised $47.4 million of net proceeds from the issuance of the convertible notes, and sold substantially all of the assets of Acclaim Redemption Games, Inc., formerly Lazer-Tron Corporation. The Company's future liquidity will be materially dependent on its ability to develop and market software that achieves widespread market acceptance for use with the hardware platforms that dominate the market. There can be no assurance that the Company will be able to publish software for hardware platforms with significant installed bases or that such software will achieve widespread market acceptance. See "Factors Affecting Future Performance
- If Cash Flows from Operations Are Not Sufficient to Meet the Company's Needs, It May be Forced to Sell Assets, Refinance Debt or Downsize Operations."

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

Year 2000 Issue

     In fiscal 1997, the Company commenced a Year 2000 date conversion project to address necessary code changes, testing and implementation in respect of its internal computer systems, which was completed in the late summer of calendar 1999. The Company has commenced testing its computer systems and anticipates that testing will be completed in November 1999. To date, the cost of this project has not been material to the Company's results of operations or liquidity and the Company anticipates that the cost of completing testing will not be material to its results of operations or liquidity in fiscal 2000. The Company anticipates that its Year 2000 date testing project as it relates to the Company's internal systems will be completed on a timely basis. The Company's software for N64, PlayStation, Dreamcast and PCs is Year 2000 compliant.

     The Company is continuing to seek information regarding Year 2000 compliance from vendors, customers, manufacturers, outside developers, and financial institutions associated with the Company. However, given the reliance on third-party information as it relates to their compliance programs and the difficulty of determining potential errors on the part of external service suppliers, no assurance can be given that the Company's information systems or operations will not be affected by mistakes, if any, of third parties or third-party failures to complete the Year 2000 project on a timely basis. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have a material adverse effect on the Company's systems.

     The cost of the Company's Year 2000 project and the date on which the Company believes it will complete the necessary testing are based on the Company's estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of resources, third-party modification plans and other factors. The Company presently believes that the Year 2000 issue will not pose significant operational problems for its internal information systems and products. However, if the anticipated testing is not completed on a timely basis, if significant further modifications are required or if the systems of other companies on which the Company's systems and operations rely are not converted on a timely basis, the Year 2000 issue could have a material adverse effect on the Company's results of operations.

     The Company does not currently have any contingency plans in place to address the failure of its systems and/or the timely conversion of third-party systems in respect of the Year 2000 issue. Any failure of the Company to address any unforeseen Year 2000 issues could materially adversely affect the Company's results of operations.

New Accounting Pronouncement

     The Company will implement the provisions of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," in fiscal 2001. The Company is presently assessing the impact, if any, of this standard on its consolidated financial statements.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has not entered into any significant financial instruments for trading or hedging purposes.

     The Company's earnings are affected by fluctuations in the value of its subsidiaries' functional currency as compared to the currencies of its foreign denominated sales and purchases. The results of operations of the Company's subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which the Company transacts business. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. At August 31, 1999, the Company's foreign currency translation adjustment is not material and, for the year ended August 31, 1999, net foreign currency transaction losses were insignificant. See Note 1K of Notes to Consolidated Financial Statements. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.

     The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term obligations since the majority of the Company's long-term obligations are at fixed rates.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          Independent Auditors' Report

The Board of Directors and Stockholders
Acclaim Entertainment, Inc.

     We have audited the accompanying consolidated balance sheets of Acclaim Entertainment, Inc. and Subsidiaries as of August 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the three year period ended August 31, 1999. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for each of the three years ended August 31, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acclaim Entertainment, Inc. and Subsidiaries as of August 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended August 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                           KPMG LLP

New York, New York
October 22, 1999

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in 000s, except per share data)

                                                                                          August 31,
                                                                               1999                         1998
                                                                             --------                     --------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                     $74,421                      $47,273
Accounts receivable - net                                                      84,430                       39,177
Inventories                                                                    15,565                        3,430
Prepaid expenses                                                               14,870                       16,571
                                                                             --------                     --------
TOTAL CURRENT ASSETS                                                          189,286                      106,451
                                                                             --------                     --------
OTHER ASSETS
Fixed assets - net                                                             32,694                       29,294
Excess of cost over fair value of net assets acquired - net of
  accumulated amortization of $22,058 and $19,218, respectively                21,199                       21,433
Other assets                                                                    1,659                        3,229
                                                                             --------                     --------
TOTAL ASSETS                                                                 $244,838                     $160,407
                                                                             --------                     --------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Trade accounts payable                                                        $47,298                      $24,218
Short-term borrowings                                                              --                           16
Accrued expenses                                                              103,663                       92,207
Income taxes payable                                                            7,692                        6,918
Current portion of long-term debt                                                 724                          724
Obligations under capital leases - current                                        518                        1,468
                                                                             --------                     --------
TOTAL CURRENT LIABILITIES                                                     159,895                      125,551
                                                                             --------                     --------

LONG-TERM LIABILITIES
Long-term debt                                                                 50,957                       51,931
Obligations under capital leases - noncurrent                                     775                        1,110
Other long-term liabilities                                                     1,852                        3,588
                                                                             --------                     --------
TOTAL LIABILITIES                                                             213,479                      182,180
                                                                             --------                     --------

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.01 par value; 1,000 shares
  authorized; none issued                                                        --                           --
Common stock, $0.02 par value; 100,000 shares authorized;
  56,033 and 52,634 shares issued, respectively                                 1,121                        1,053
Additional paid in capital                                                    207,273                      189,645
Accumulated deficit                                                          (173,122)                    (209,180)
Treasury stock, 537 and 523 shares, respectively                               (3,262)                      (3,103)
Accumulated other comprehensive income                                           (651)                        (188)
                                                                             --------                     --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                        31,359                      (21,773)
                                                                             --------                     --------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIENCY)                                                         $244,838                     $160,407
                                                                             --------                     --------

See notes to consolidated financial statements.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                        (in 000s, except per share data)


                                                Fiscal Year Ended August 31,
                                             1999          1998           1997

NET REVENUES                               $430,974     $326,561       $165,411
COST OF REVENUES                            200,980      148,660         89,818
                                           --------     --------       --------
GROSS PROFIT                                229,994      177,901         75,593
                                           --------     --------       --------

OPERATING EXPENSES
Marketing and Sales                          72,245       61,691         57,266
General and Administrative                   69,022       54,149         68,831
Research and Development                     50,452       37,367         41,689
Goodwill Writedown                             --           --           25,200
Litigation Settlements (Recoveries)          (1,753)        --           23,550
Downsizing Charge                              --           --           10,000
                                           --------     --------       --------
TOTAL OPERATING EXPENSES                    189,966      153,207        226,536
                                           --------     --------       --------
EARNINGS (LOSS)  FROM OPERATIONS             40,028       24,694       (150,943)
                                           --------     --------       --------

OTHER INCOME (EXPENSE)
Interest income                               3,999        2,196          2,186
Other income (expense)                          646          291         (5,702)
Interest expense                             (5,643)      (5,727)        (4,601)
                                           --------     --------       --------

EARNINGS (LOSS) BEFORE INCOME TAXES          39,030       21,454       (159,060)
                                           --------     --------       --------

PROVISION FOR INCOME TAXES                    2,972          764            882
                                           --------     --------       --------

EARNINGS (LOSS) BEFORE MINORITY INTEREST     36,058       20,690       (159,942)
                                           --------     --------       --------

MINORITY INTEREST                              --           --              714
                                           --------     --------       --------

NET EARNINGS (LOSS)                         $36,058      $20,690      $(159,228)
                                           --------     --------       --------

BASIC EARNINGS (LOSS) PER SHARE               $0.66        $0.40         $(3.21)
                                              -----        -----         ------

DILUTED EARNINGS (LOSS) PER SHARE             $0.57        $0.37         $(3.21)
                                              -----        -----         ------

See notes to consolidated financial statements.

                          ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
         STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIENCY)
                       (in 000s, except per share data)


                                       Preferred Stock (1)        Common Stock
                                       -------------------    -------------------
                                             Issued                  Issued
                                             ------                  ------
                                                                                    Additional
                                                                                     Paid-In       Deferred    Accumulated
                                        Shares    Amount      Shares      Amount     Capital     Compensation    Deficit
                                        ------    ------      ------      ------     -------     ------------    -------

  Balance August 31, 1996                   --        --       50,041     $1,001     $180,895     $(15,113)      $(70,642)
                                        ------    ------       ------     ------     --------     --------       --------
  Net Loss                                  --        --           --         --           --           --       (159,228)
  Issuances and Cancellations
    of Warrants and Options                 --        --           --         --          722          566             --
  Deferred Compensation Expense             --        --           --         --           --        6,134             --
  Exercise of Stock Options                 --        --           81          1          169           --             --
  Escrowed Shares Received                  --        --           --         --           --           --             --
  Foreign Currency Translation Gain         --        --           --         --           --           --             --
  Unrealized Loss on
    Marketable Equity Securities            --        --           --         --           --           --             --
                                        ------    ------       ------     ------     --------     --------       --------

  Balance August 31, 1997                   --        --       50,122      1,002      181,786       (8,413)      (229,870)
                                        ------    ------       ------     ------     --------     --------       --------

  Net Earnings                              --        --           --         --           --           --         20,690
  Issuance of Common Stock for
     Litigation Settlements                 --        --        1,274         26        6,868           --             --
  Issuances and Cancellations
     of Common Stock and Options            --        --           15          1          239          690             --
  Deferred Compensation Expense             --        --           --         --           --        4,190             --
  Exercise of Stock Options                 --        --        1,223         24        4,285           --             --
  Escrowed Shares Received                  --        --           --         --           --           --             --
  Foreign Currency Translation Gain         --        --           --         --           --           --             --
                                        ------    ------       ------     ------     --------     --------       --------

  Balance August 31, 1998                   --        --       52,634      1,053      193,178       (3,533)      (209,180)
                                        ------    ------       ------     ------     --------     --------       --------

  Net Earnings                              --        --           --         --           --           --         36,058
  Issuances of Common Stock                 --        --          206          4        1,792           --             --
  Issuance of Warrants for
     Litigation Settlements                 --        --           --         --        1,700           --             --
  Subordinated Notes Conversion             --        --           48          1          249           --             --
  Cancellations of Options                  --        --           --         --         (552)         552             --
  Issuance of Common Stock for
     Deferred Compensation                  --        --          400          8        3,167       (3,169)            --
  Deferred Compensation Expense             --        --           --         --           --        3,497             --
  Exercise of Stock Options
     and Warrants                           --        --        2,631         52        9,085           --             --
  Escrowed Shares Received                  --        --          (69)        (1)           1           --             --
  Issuance of Common Stock under
    Employee Stock Purchase Plan            --        --          183          4        1,306           --             --
  Foreign Currency Translation Loss         --        --           --         --           --           --             --
                                        ------    ------       ------     ------     --------     --------       --------

  Balance August 31, 1999                   --        --       56,033     $1,121     $209,926      $(2,653)     $(173,122)
                                        ------    ------       ------     ------     --------     --------       --------

                                                         Accumulated
                                                           Other                      Comprehensive
                                            Treasury    Comprehensive                 -------------
                                             Stock         Income             Total      Income
                                             -----         ------             -----      ------

  Balance August 31, 1996                   $(1,813)           $(739)      $93,589
                                            -------            -----       -------
  Net Loss                                       --               --      (159,228)       $(159,228)
  Issuances and Cancellations
    of Warrants and Options                      --               --         1,288
  Deferred Compensation Expense                  --               --         6,134
  Exercise of Stock Options                      --               --           170
  Escrowed Shares Received                   (1,091)              --        (1,091)
  Foreign Currency Translation Gain              --              107           107              107
  Unrealized Loss on
    Marketable Equity Securities                 --              (15)          (15)             (15)
                                            -------            -----       -------        ---------

  Balance August 31, 1997                    (2,904)            (647)      (59,046)       $(159,136)
                                            -------            -----       -------        ---------

  Net Earnings                                   --               --        20,690          $20,690
  Issuance of Common Stock for
     Litigation Settlements                      --               --         6,894
  Issuances and Cancellations
     of Common Stock and Options                 --               --           930
  Deferred Compensation Expense                  --               --         4,190
  Exercise of Stock Options                      --               --         4,309
  Escrowed Shares Received                     (199)              --          (199)
  Foreign Currency Translation Gain              --              459           459              459
                                            -------            -----       -------        ---------

  Balance August 31, 1998                    (3,103)            (188)      (21,773)         $21,149
                                            -------            -----       -------        ---------

  Net Earnings                                   --               --        36,058          $36,058
  Issuances of Common Stock                      --               --         1,796
  Issuance of Warrants for
     Litigation Settlements                      --               --         1,700
  Subordinated Notes Conversion                  --               --           250
  Cancellations of Options                       --               --            --
  Issuance of Common Stock for
     Deferred Compensation                       --               --             6
  Deferred Compensation Expense                  --               --         3,497
  Exercise of Stock Options
     and Warrants                                --               --         9,137
  Escrowed Shares Received                     (159)              --          (159)
  Issuance of Common Stock under
    Employee Stock Purchase Plan                 --               --         1,310
  Foreign Currency Translation Loss              --             (463)         (463)            (463)
                                            -------            -----       -------        ---------

  Balance August 31, 1999                   $(3,262)           $(651)      $31,359          $35,595
                                            -------            -----       -------        ---------

(1) The Company is authorized to issue 1,000 shares of preferred stock at a par value of $0.01 per share, none of which shares is presently issued and outstanding.
     See notes to consolidated financial statements.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (in 000s, except per share data)


                                                                          Fiscal Year Ended August 31,
                                                                      1999            1998          1997
                                                                    -------         -------      ----------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES

Net Earnings (Loss)                                                $36,058         $20,690      $(159,228)
                                                                   -------         -------      ----------

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
  Depreciation and amortization                                     11,674          13,237          41,420
  Loss on sale of marketable securities                               --              --             1,022
  Provision for returns and discounts                               73,739          51,113          28,161
  Minority interest in net earnings of consolidated subsidiary        --              --              (714)
  Deferred compensation expense                                      3,497           4,190           6,134
  Non-cash royalty charges                                           2,413           2,025          15,010
  Litigation settlements (Recoveries)                               (1,753)           --            23,550
  Non-cash compensation expense                                        516            --              --
  Other non-cash items                                                  64           1,329           1,662
  Change in assets and liabilities, net of effects of
    acquisitions:
     Accounts receivable (net of advances)                        (116,819)        (70,196)        (28,480)
     Inventories                                                   (12,221)            171           1,299
     Prepaid expenses                                                  521           3,724          (9,931)
     Trade accounts payable                                         23,538           7,068         (11,598)
     Accrued expenses                                                9,227         (10,307)         (1,056)
     Income taxes payable                                            1,204           1,264           4,873
     Income taxes receivable                                          --              --            54,334
     Other long-term liabilities                                    (1,736)           (965)          4,553
                                                                   -------         -------      ----------
Total adjustments                                                   (6,136)          2,653         130,239
                                                                   -------         -------      ----------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                              29,922          23,343         (28,989)
                                                                   -------         -------      ----------

CASH FLOWS (USED IN) PROVIDED BY
  INVESTING ACTIVITIES
Acquisition/divestiture of subsidiaries, net                          (421)           --             6,964
Sales of marketable equity securities                                 --              --            10,241
Acquisition of fixed assets, excluding capital leases              (10,691)         (3,941)         (2,671)
Disposal of fixed assets                                               123             162             334
Acquisition of other assets                                           (132)           (193)           (355)
Disposal of other assets                                               158              33              15
                                                                   -------         -------      ----------
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                                             (10,963)         (3,939)         14,528
                                                                   -------         -------      ----------

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Continued)
                        (in 000s, except per share data)


                                                                          Fiscal Year Ended August 31,
                                                                      1999            1998           1997
                                                                      ----            ----           ----
CASH FLOWS PROVIDED BY
  FINANCING ACTIVITIES
Proceeds from convertible subordinated notes                           --              --         $47,400
Payment of mortgage                                                  $(724)        $(1,002)        (2,870)
Proceeds from short-term bank loans                                    --              --          12,761
Payment of short-term bank loans                                       (16)           (627)       (17,095)
Exercise of stock options and warrants                               9,137           4,309            170
Proceeds from Employee Stock Purchase Plan                             794             --            --
Payment of obligations under capital leases                           (899)         (1,201)        (2,376)
Issuance of common stock                                                 6             --            --
Escrowed shares received                                              (159)           (199)          (259)
Payment of long-term debt                                              --              --         (19,000)
Other financing activities                                             --               25            458
                                                                   -------         -------        -------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                               8,139           1,305         19,189
                                                                   -------         -------        -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 50             310          2,712
                                                                   -------         -------        -------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                  27,148          21,019          7,440

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                              47,273          26,254         18,814
                                                                   -------         -------        -------

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                                   $74,421         $47,273        $26,254
                                                                   -------         -------        -------


Supplemental schedule of noncash investing and financing activities:
                                                                      1999            1998           1997
                                                                      ----            ----           ----
Acquisition of equipment under capital leases                         $115            $350           $391
Conversion of subordinated notes to common stock                      $250             --             --

Cash (paid) received during the year for:
     Interest                                                      $(8,660)        $(7,644)       $(6,350)
     Income taxes                                                  $(2,160)            130         57,148


See notes to consolidated financial statements.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
                        (in 000s, except per share data)

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A. Business

     Acclaim Entertainment, Inc. ("Acclaim" or the "Company") develops, publishes, distributes and markets video and computer games for use with game consoles, both dedicated and portable, and PCs on a worldwide basis. The Company owns and operates five software development studios and one motion capture studio. The Company also develops and publishes software strategy guides and comic book magazines.

B. Principles of Consolidation

     The consolidated financial statements include the accounts of Acclaim and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

C. Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

D. Inventories

     Inventories are stated at the lower of FIFO (first-in, first-out) cost or market and consist principally of finished goods.

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

F. Fixed Assets

     Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets or, where applicable, the terms of the respective leases, whichever is shorter. The asset values of capitalized leases are included in fixed assets and the associated liabilities are reflected as obligations under capital leases.

G. Excess of Cost Over Fair Value of Net Assets Acquired

     Excess of cost over fair value of net assets acquired is being amortized on the straight-line basis over periods ranging from three to 20 years. As of August 31, 1999, the balance, net of accumulated amortization, is comprised of $18,987 related to the fiscal 1994 acquisition of Acclaim Comics, Inc., which is being amortized on a straight-line basis over 20 years, $332 related to the fiscal 1995 acquisition of Iguana Entertainment, Inc., which is being amortized over five years, and $1,880 related to the fiscal 1999 acquisition of substantially all of the assets and liabilities of a distributor in Australia, which is being

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
                        (in 000s, except per share data)

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

amortized over three years. It is the Company's policy to evaluate and recognize an impairment of goodwill if it is probable that the recorded amounts are in excess of anticipated undiscounted future cash flows.

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

H. Net Revenues

     The Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition", effective for transactions entered into commencing September 1, 1998. Accordingly, revenue for noncustomized software is recognized when persuasive evidence of an arrangement exists, the software has been delivered, the Company's selling price is fixed or determinable and collectibility of the resulting receivable is probable. The implementation of SOP 97-2 did not have a significant impact on the Company's results of operations.

     The Company is generally not contractually obligated to accept returns, except for defective product. However, the Company may permit its customers to return or exchange product and may provide pricing allowances on products unsold by a customer. Revenue is recorded net of an allowance for estimated returns, price concessions and other allowances. Such allowance is reflected as a reduction to accounts receivable when the Company expects to grant credits for such items; otherwise, it is reflected as a liability.

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

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
                        (in 000s, except per share data)

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

K. Foreign Currency

     Assets and liabilities of foreign operations are translated at rates of exchange at the end of the period, while results of operations are translated at average exchange rates in effect for the period. Unrealized gains and losses from the translation of foreign assets and liabilities are classified as a separate component of stockholders' equity. Included in other income (expense) are realized gains and (losses) from foreign currency transactions of $7,058 and $(7,097); $5,854 and $(6,267); and $2,668 and $(5,074) in fiscal 1999, 1998 and
1997, respectively. The Company does not enter into material foreign currency hedging transactions.

L. Accounting for Stock-Based Compensation

     The Company records compensation expense for employee stock options and warrants if the market price of the underlying stock on the date of the grant exceeds the exercise price. The Company has elected not to implement the fair value based accounting method for employee stock options and warrants, but has elected to disclose the pro forma net earnings and pro forma earnings per share, including compensation expense for employee stock option and warrant grants made beginning in fiscal 1996, as if such method had been used.

M. Financial Instruments

     As of August 31, 1999, the fair value of certain financial instruments including cash equivalents, receivables, trade accounts payable, short-term borrowings and certain other liabilities approximates book value due to the short maturity of these instruments. The carrying value of the Company's mortgage note payable approximated fair value since this instrument has a prime based interest rate that is adjusted for market rate fluctuations. The fair value of the 10% convertible subordinated notes at August 31, 1999 was approximately $74,625 based on a quoted market value.

N. Comprehensive Income

     Effective September 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. Comprehensive income is reflected in the statements of stockholders' equity (deficiency).

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

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
                        (in 000s, except per share data)

1.  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

P. Reclassifications

     Certain reclassifications were made to prior period amounts to conform to the current period presentation format.

2.  LICENSE AGREEMENTS

     The Company has various license agreements with Nintendo Co., Ltd. (Japan) (Nintendo Co., Ltd. and its subsidiary, Nintendo of America, Inc., are collectively herein referred to as "Nintendo") pursuant to which it has the nonexclusive right to utilize the "Nintendo" name and its proprietary information and technology in order to develop and market software for various Nintendo platforms, in various territories throughout the world. The license agreements with Nintendo for the different platforms expire at various times through 2001.

     In May 1999, the Company entered into an agreement with Sega, pursuant to which it has a non-exclusive license to design, develop and distribute software for Sega's Dreamcast worldwide for so long as Sega manufactures, sells, markets and distributes the Dreamcast game console. The Company pays Sega a royalty fee for each unit of Sega software replicated for the Company.

     The Company entered into an agreement with Sony Computer Entertainment of America pursuant to which the Company has the nonexclusive right to utilize its proprietary information and technology in order to develop and distribute Software for use with the Sony PlayStation in North America, Europe and Japan which expires in 2002.

     The Company also licenses intellectual properties from third parties, such as the NFL and South Park. These licenses generally permit the Company to market titles utilizing the licensors' properties in exchange for royalty payments. The Company's license for the WWF properties expires in November 1999 and will not be renewed. Sales of titles using WWF properties aggregated 29% of gross revenues in fiscal 1999.

3.  ACQUISITIONS AND DIVESTITURES

     On November 12, 1998 the Company acquired substantially all of the assets and liabilities of a distributor in Australia. The acquisition was accounted for as a purchase. Accordingly, the operating results are included in the Statements of Consolidated Operations from the acquisition date. The acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The consideration was comprised of (i) $638 in cash, of which $479 was paid at closing, and (ii) 206 shares of common stock, par value $0.02 per share (the "Common Stock"), of the Company with a fair value of $1,796. In addition, the Company assumed $1,417 of liabilities. The total cost of the acquisition was $3,851, of which $1,244 was allocated to identified net tangible assets, primarily accounts receivable. The remaining $2,607 represents the excess of the purchase price over the fair value of the net assets acquired, which is being amortized on a straight-line basis over three years. The operating results of the distributor are insignificant to those of the Company.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
                        (in 000s, except per share data)

3.  ACQUISITIONS AND DIVESTITURES (Continued)

     On March 5, 1997 the Company sold substantially all of the assets and certain liabilities of Acclaim Redemption Games, Inc., formerly Lazer-Tron Corporation, which was acquired in 1995, for $6,000 in cash. In connection with the sale, the Company granted options to purchase 198 shares of Common Stock to Lazer-Tron's employees under the Company's 1988 Stock Option Plan with a fair value of $720. Including related costs, no gain or loss resulted from this transaction.

4.  ACCOUNTS RECEIVABLE

    Accounts receivable are comprised of the following:

                                                               August 31,
                                                          1999           1998
                                                          ----           ----

Receivables assigned to factor                          $98,470        $62,885
Advances from factor                                     26,410         18,461
                                                         ------         ------
Due from factor                                          72,060         44,424
Unfactored accounts receivable                           10,599          6,398
Foreign accounts receivable                              37,461         22,201
Other receivables                                         3,924          3,414
Allowances for returns and discounts                    (39,614)       (37,260)
                                                        --------       --------
                                                        $84,430        $39,177
                                                        -------        -------

     Pursuant to a factoring agreement, the Company's principal lending institution acts as its factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At August 31, 1999, the factoring charge amounted to 0.25% of the receivables assigned. The Company's obligations to the lending institution are collateralized by all of the Company's and its North American subsidiaries' accounts receivable, inventories and equipment. The advances for factored receivables are made pursuant to a revolving credit and security agreement, which expires on January 31, 2000. The Company currently anticipates renewing the agreement on substantially the same terms. Pursuant to the terms of the agreement, as amended, which can be canceled by either party upon 90-days' notice prior to the end of the term, the Company is required to maintain specified levels of working capital and tangible net worth, among other covenants. As of August 31, 1999, the Company was in compliance with the covenants under its revolving credit facility. In February 1997, certain bank fees were paid with the issuance of immediately exercisable warrants to purchase 200 shares of Common Stock at an exercise price of $3.97 per share, which warrants expire on February 19, 2006. The fair value of the warrants of $568 was expensed in fiscal 1997.

     The Company draws down working capital advances and opens letters of credit (up to an aggregate maximum of $20 million) against the facility in amounts determined on a formula based on factored receivables, inventory and cost of imported goods under outstanding letters of credit. Interest is charged at the lending institution's prime lending rate plus one percent per annum (9.25% at August 31, 1999) on such advances.

     Pursuant to the terms of certain distribution, warehouse and credit and collection agreements, certain of the Company's accounts receivable are due from distributors. These receivables are not collateralized and as a result management continually monitors the financial condition of these distributors. No additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
                        (in 000s, except per share data)

4.  ACCOUNTS RECEIVABLE (Continued)

accounts receivable. At August 31, 1999 and 1998, the balance due from distributors was approximately 17% and 11%, respectively, of gross accounts receivable. At August 31, 1999, included in receivables assigned to factor is a balance due from one domestic retail customer and one domestic distributor, which comprised approximately 15% and 5%, respectively, of gross accounts receivable.

5.  PREPAID EXPENSES

    Prepaid expenses are comprised of the following:

                                                               August 31,
                                                        1999              1998
                                                       ------            ------
Royalty advances                                       $4,335            $2,754
Prepaid advertising costs                                 935             1,883
Prepaid product costs                                    --               4,174
Prepaid taxes                                           2,855             3,441
Other prepaid expenses                                  6,745             4,319
                                                      -------           -------
                                                      $14,870           $16,571
                                                      -------           -------

     Prepaid advertising costs consist principally of advance payments in respect of television and other media advertising. Advertising expenses are charged to income as incurred. Prepaid product costs represent advance payments for third-party product purchases in Europe.

6.  FIXED ASSETS

    The major classes of fixed assets are as follows:

                                                               August 31,
                                                         1999             1998
                                                       -------          -------
Buildings and improvements                             $24,340          $24,014
Furniture, fixtures and equipment                       38,958           30,267
Automotive equipment                                       679              988
                                                       -------          -------
                                                        63,977           55,269
Less:  accumulated depreciation                        (31,283)         (25,975)
                                                       -------          -------
                                                       $32,694          $29,294
                                                       -------          -------

    The estimated useful lives of these assets are:

Buildings and improvements                                   1 to 20 years
Furniture, fixtures and equipment                            1 to 7 years
Automotive equipment                                         3 to 5 years

7.   SHORT-TERM BORROWINGS

     Short-term borrowings at August 31, 1998 consisted of $16 outstanding under a short-term loan from a bank in France. The average annual interest rate applicable to the loan for the year ended August 31, 1998 was approximately 7.15%.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
                        (in 000s, except per share data)

8.   ACCRUED EXPENSES

     Accrued expenses are comprised of the following:

                                                                August 31,
                                                           1999          1998
                                                         --------       -------
Accrued royalties payable and licensing obligations      $ 31,978       $36,221
Accrued selling expenses and sales allowances              32,698        20,260
Accrued litigation settlements (Note 17(a))                 4,960         8,130
Accrued downsizing expenses                                    --           813
Accrued payroll and payroll taxes                           7,582         4,911
Other accrued taxes                                         7,114         6,386
Other accrued expenses                                     19,331        15,486
                                                         --------       -------
                                                         $103,663       $92,207
                                                         --------       -------

     In fiscal 1997 the Company accrued $10,000 for severance, lease commitments for idle facilities and write-offs of non-productive assets associated with the downsizing of the Company. As of August 31, 1999 all the costs were paid.

9.   LONG-TERM DEBT

Long-term debt consists of the following:

                                                                 August 31,
                                                              1999        1998
(A) 10% Convertible Subordinated Notes due 2002             $49,750     $50,000
(B) Mortgage note                                             1,931       2,655
                                                            -------     -------
                                                             51,681      52,655
    Less: current portion                                       724         724
                                                            -------     -------
                                                            $50,957     $51,931
                                                            -------     -------

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

     (B) Interest on the mortgage note until April 30, 1997 was charged at the bank's prime lending rate and is currently charged at the bank's prime lending rate plus one percent per annum (9.25% at August 31, 1999). The mortgage note is collateralized by a building (corporate headquarters) with a carrying value of approximately $14,358. As of August 31, 1996 and November 30, 1996, the Company was in default of various financial and other covenants with the mortgage lender. The mortgage lender waived these past defaults, conditioned upon the mortgage lender receiving $2,000 from the net proceeds from the issuance of the Notes and the Company accelerating payment terms on the balance of the loan. The Company used $2,000 of the net proceeds from the issuance of the Notes to repay a portion of the mortgage note and under the Note Modification Agreement dated September 11, 1997 made an

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
                        (in 000s, except per share data)

9.   LONG-TERM DEBT - (Continued)

additional accelerated payment of $500 over nine months through January 1998. The Company has agreed to make quarterly payments of $181 through February 1, 2002.

     Maturities of long-term debt are as follows:

            Years ending August 31,

                       2000                                          $   724
                       2001                                              724
                       2002                                           50,233
                                                                     -------
                                                                     $51,681
                                                                     -------

10.  OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES

     The Company is committed under various capital leases for equipment expiring at various dates through 2006. Future minimum payments required under such leases are as follows:

            Years ending August 31,
                       2000                                           $  585
                       2001                                              406
                       2002                                              215
                       2003                                              166
                       2004                                               35
                       Thereafter                                         48
                                                                      ------
            Total minimum lease payments                               1,455
            Less:  amount representing interest                          162
                                                                      ------
            Present value of net minimum lease payments               $1,293
                                                                      ------

     The present value of net minimum lease payments is reflected in the August 31, 1999 balance sheet as current and noncurrent obligations under capital leases of $518 and $775, respectively.

     The Company has operating leases for rental space and equipment which expire on various dates through 2004. The leases provide for contingent rentals based upon escalation clauses. Future minimum rental payments required under such leases are as follows:

            Years ending August 31,
                       2000                                           $ 3,356
                       2001                                             2,745
                       2002                                             2,038
                       2003                                             1,159
                       2004                                               949
                       Thereafter                                       1,306
                                                                      -------
            Total minimum operating lease payments                    $11,553
                                                                      -------


     Rent expense under operating leases was $2,839, $2,632 and $3,402 for fiscal 1999, 1998 and 1997, respectively.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
                        (in 000s, except per share data)

11.  PROVISION FOR INCOME TAXES

     The provision for (benefit from) income taxes consists of the following:

                                                     1999      1998       1997
                                                     ----      ----       ----
 Current:
 Federal                                           $1,573      $ 35         --
 Foreign                                              999       320       $860
 State                                                400       409         22
                                                   ------      ----       ----
                                                    2,972       764        882
                                                   ------      ----       ----

 Deferred:
 Federal                                              --        --          75
 Foreign                                              --        --         (75)
                                                   ------      ----       ----
                                                      --        --         --
                                                   ------      ----       ----
 Total income tax provision                        $2,972      $764       $882
                                                   ------      ----       ----

     A reconciliation of the federal statutory income tax rate with the effective income tax rate follows:

                                                     1999       1998      1997
                                                     ----       ----      ----

 Statutory tax rate                                  35.0%      35.0%    (35.0)%
 State income taxes, net of
   federal income tax benefit                         0.7        1.9       --
 (Decrease) increase in valuation allowance         (33.0)    (48.0)      27.2
 Nondeductible expenses                               4.4       12.3       6.8
 Foreign tax rate differential, net of
   foreign tax credits                               (0.2)     (2.4)       --
 Other                                                0.7       4.8        1.6
                                                     ----      ----       ----
 Effective income tax rate                            7.6%      3.6%       0.6%
                                                     ----      ----       ----

     The tax effects of temporary differences that give rise to the net deferred tax assets recorded on the consolidated balance sheets as of August 31, 1999 and 1998 are as follows:

                                                       1999             1998
                                                       ----             ----

 Reserves and allowances                            $17,906          $11,443
 Accrued expenses                                     3,280            5,399
 Federal net operating loss
     carryforwards                                   31,500           38,500
 Foreign net operating loss
     carryforwards                                    3,820            3,449
 Other                                                1,305              432
                                                    -------          -------
                                                     57,811           59,223
 Valuation allowance                                 57,811           59,223
                                                    -------          -------
                                                       --               --
                                                    -------          -------

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
                        (in 000s, except per share data)

11.  PROVISION FOR INCOME TAXES (Continued)

     As of August 31, 1999, the Company has a U.S. tax net operating loss carryforward of approximately $90,000 expiring in fiscal 2011 to 2012. At August 31, 1999 the Company has provided a valuation allowance of $57,811 against its net deferred tax assets due to the Company's recent cumulative pre-tax losses and lack of significant offsetting objective evidence that the deferred tax assets are realizable. If the entire deferred tax asset were realized, $4,620 would be allocated to paid-in capital with the remainder reducing income tax expense.

     A provision for additional taxes on income which would become payable upon the repatriation of earnings from its foreign subsidiaries has not been provided since, upon repatriation, the tax consequences of such distributions would be substantially offset by available foreign tax credits.

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

                                                1999        1998        1997
                                              -------     -------    ----------
Basic EPS Computation
Net earnings (loss)                           $36,058     $20,690    $(159,228)
                                              -------     -------    ----------
Weighted average
  common shares outstanding                    54,284      51,123        49,670
Basic earnings (loss) per share                 $0.66       $0.40       $(3.21)

                                                1999        1998        1997
                                              -------     -------    ----------
Diluted EPS Computation
Net earnings (loss)                           $36,058     $20,690    $(159,228)
10% Convertible Subordinated
  Notes Interest Expense                        4,982         --            --
                                              -------     -------    ----------
Adjusted Net Earnings (Loss)                  $41,040     $20,690    $(159,228)
                                              -------     -------    ----------
Weighted average
  common shares outstanding                    54,284      51,123        49,670
Stock options and warrants                      8,314       5,472           --
10% convertible subordinated notes              9,604         --            --
                                              -------     -------    ----------
Diluted common shares outstanding              72,202      56,595        49,670
                                              -------     -------    ----------
Diluted earnings (loss) per share               $0.57       $0.37       $(3.21)

     The assumed conversion of the outstanding Notes was excluded from fiscal 1998 and 1997 diluted earnings per share calculations since they were anti-dilutive.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
                        (in 000s, except per share data)

13.  STOCK OPTION AND PURCHASE PLANS

     (A) The Company's 1988 Stock Option Plan provided for the grant of up to 25,000 shares of Common Stock to employees, directors and consultants; that plan expired in May 1998. On October 1, 1998, the stockholders authorized the adoption of the 1998 Stock Incentive Plan which provides for the grant of up to 5,442 shares of Common Stock to employees, directors and consultants. Under both plans, the exercise price per share of all incentive stock options granted to employees was at the market price, or 110% thereof for certain employees, and, for non-incentive options, not less than 85% of market price, of the Common Stock on the date of grant. Generally, outstanding options become exercisable ratably over a three year period from the date of grant (although this may be accelerated due to retirement, disability or death). Outstanding options must generally be exercised within ten years from the date of grant or, with respect to incentive options, within five years from the date of grant for certain employees. At August 31, 1999, options to purchase approximately 6,165 shares at a weighted-average exercise price of $4.46 per share were exercisable and 4,530 options to purchase shares were available for future grant. In addition, the 1998 Plan provides for the grant of stock appreciation rights and stock awards subject to such terms and conditions as shall be determined at the time of grant. To date, no stock appreciation rights or shares of stock have been awarded under the 1998 plan.

     Option transactions are summarized as follows:

                                        Shares Under Option         Weighted
                                        -------------------          Average
                                     Incentive    Non-Incentive   Exercise Price
                                     ---------    -------------   --------------
Outstanding, August 31, 1996            4,985        7,297            $8.87
                                      -------      -------
Granted                                 8,754        5,242            $4.06
Exercised                                (80)          (1)            $2.07
Cancelled                             (7,976)      (3,156)            $7.89
                                      -------      -------
Outstanding, August 31, 1997            5,683        9,382            $5.16
                                        -----        -----
Granted                                 1,484        3,145            $4.64
Exercised                               (529)        (694)            $3.52
Cancelled                             (1,680)      (2,605)            $6.41
                                      -------      -------
Outstanding, August 31, 1998            4,958        9,228            $4.75
                                      -------      -------
Granted                                   378          428            $7.11
Exercised                             (1,022)      (1,295)            $3.56
Cancelled                               (601)      (1,051)            $8.55
                                      -------      -------
Outstanding, August 31, 1999            3,713        7,310            $4.60
                                      -------      -------

     In addition, options to purchase 11 shares of Common Stock at $3.92 per share, 37 shares of Common Stock at $16 per share and 137 shares of Common Stock at $3.375 per share were granted outside the 1988 Stock Option Plan and 1998 Stock Incentive Plan and remain outstanding at August 31, 1999.

     The options outstanding as of August 31, 1999 are summarized in ranges as follows:

Incentive Options:

                         Weighted Average    Number of Incentive      Weighted Average
Range of Exercise Price   Exercise Price     Options Outstanding   Remaining Life (Years)
-----------------------   --------------     -------------------   ----------------------

     $1.96 - $ 3.94            $3.54               2,186                    7
     $3.95 - $ 5.92            $4.32                 654                    8
     $5.93 - $10.88            $7.59                 873                    9
                                                   -----
                                                   3,713

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
                        (in 000s, except per share data)

13.  STOCK OPTION AND PURCHASE PLANS - (Continued)


Non-Incentive Options:
                           Weighted Average   Number of Non-Incentive       Weighted Average
Range of Exercise Price     Exercise Price      Options Outstanding      Remaining Life (Years)
-----------------------     --------------      -------------------      ----------------------
      $1.96 - $3.94              $3.14               4,321                        5
      $3.95 - $9.49              $5.45               2,677                        8
     $9.50 - $24.00             $17.30                 312                        5
                                                     -----
                                                     7,310

     The per share weighted average fair value of stock options granted during fiscal 1999, 1998 and 1997 was $4.71, $2.79 and $2.49, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk free interest rate of 5.69%, 5.24% and 5.94%, respectively, expected stock volatility of 95%, 82% and 96%, respectively, and an expected option life of 3 years.

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

                                           1999           1998          1997
                                           ----           ----          ----
Net earnings (loss):
  As reported                            $36,058        $20,690      $(159,228)
  10% Convertible Subordinated
    Notes Interest Expense                 4,982           --             --
                                         -------        -------      ----------
  Adjusted Net Earnings (Loss)           $41,040        $20,690      $(159,228)
                                         -------        -------      ----------
  Pro forma                              $35,269        $14,208      $(163,593)
Diluted net earnings (loss) per share:
  As reported                              $0.57          $0.37         $(3.21)
  Pro forma                                $0.49          $0.25         $(3.29)

     Pro forma net earnings (loss) reflects only options granted in fiscal 1996 and thereafter. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings
(loss) amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to September 1, 1995 was not considered.

     (B) Effective May 4, 1998, the Company adopted an employee stock purchase plan to provide employees who meet eligibility requirements an opportunity to purchase shares of its Common Stock through payroll deductions of up to 10% of eligible compensation. Bi-annually, participant account balances are used to purchase shares of stock at 85% of the lesser of the fair market value of shares on the exercise date or the offering date. The plan remains in effect for a term of 20 years, unless sooner terminated by the Board of Directors. A total of 3,000 shares are available for purchase under the plan. In fiscal 1999, 183 shares were purchased under the plan. Compensation expense of $516 in fiscal 1999 has been recognized for the fair value of the employee's purchase rights using the Black-Scholes model.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
                        (in 000s, except per share data)

14.  EQUITY

     At August 31, 1999 and 1998, 2,625 stock warrants were outstanding and exercisable. The stock warrants entitle the holders thereof to purchase 1,500 shares of Common Stock at $2.42 per share and 1,125 shares of Common Stock at $3.00 per share. The stock warrants expire in 2001.

     Deferred compensation at August 31, 1999 and 1998 includes $246 and $1,092, respectively, which represents Common Stock escrowed on behalf of certain executives pursuant to employment agreements. The Common Stock is ratably released from escrow and the fair value of the Common Stock is recorded as expense when earned over the five-year term of the agreements; the shares are recoverable by the Company if the executive's employment with the Company is terminated upon the occurrence of certain events specified in the respective employment agreements.

     In fiscal 1996, the Company issued 463 shares of restricted Common Stock to employees. The fair value of the Common Stock issued of $4,990 is being expensed when earned over the five-year period that the restrictions lapse. If employment with the Company is terminated by the employee, any remaining restricted shares will be returned to the Company. In fiscal 1997, in accordance with the settlement of a claim against the Company, the Company accelerated the vesting of certain restricted shares of Common Stock and recorded the related deferred compensation as an expense in fiscal 1997. In fiscal 1998, the Company awarded 15 shares of restricted Common Stock to an employee. The fair value of the Common Stock of $114 was expensed when earned over an eight month period until the restrictions lapsed. In fiscal 1999, the Company awarded 300 shares of restricted stock to an employee and 100 shares to another employee. The fair value of the Common Stock of $3,169 is being expensed over three year periods until the restrictions lapse. Deferred compensation includes $1,917 at August 31, 1999 and $433 at August 31, 1998 related to such restricted stock awards.

     Also included in deferred compensation at August 31, 1999 and 1998 is $490 and $2,008, respectively, related to fiscal 1998 and 1996 grants of stock options with exercise prices of less than the fair value of the Common Stock on the date of grant. Total deferred compensation was $2,964 and $2,775 for the 1998 and 1996 grants, respectively, which is being expensed at varying amounts through 2000.

     In fiscal 1998, the Company granted a total of 390 options to non-employees for services. The exercise price of the options was equal to the fair value of the Common Stock on the grant date. The fair value of the options aggregating $674 was expensed in fiscal 1998.

     In connection with litigation settlements, in fiscal 1999 the Company issued 770 warrants with exercise prices from $3.50 to $7.56 that expire from February 2001 to April 2002. During fiscal 1999, 234 of such warrants were exercised.

15.  MAJOR SUPPLIERS AND CUSTOMERS AND RELATED PARTY TRANSACTIONS

     A. Major Suppliers and Customers

     The Company is substantially dependent on Nintendo and Sony as the sole manufacturers of the software developed by the Company for Nintendo's and Sony's hardware platforms and on Nintendo, Sony and Sega as the sole licensors of the proprietary information and technology needed to develop Software for each manufacturer's platforms. For the years ended August 31, 1999, 1998 and 1997, the Company derived 64%, 60% and 41% of its gross revenues, respectively, from sales of Nintendo-compatible Software, 27%, 30% and 28% of its gross revenues, respectively, from sales of

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
                        (in 000s, except per share data)

15.  MAJOR SUPPLIERS AND CUSTOMERS AND RELATED PARTY TRANSACTIONS (Continued)

Software for PlayStation and less than 1%, less than 1% and 12% of its gross revenues, respectively, from sales of Sega-compatible software.

     The Company markets its products primarily to mass merchandise companies, large retail toy store chains, department stores and specialty stores. Sales to two customers represented 14% and 11% of revenues for the year ended August 31, 1999 and sales to one customer represented 15% and 12% of revenues for the years ended August 31, 1998 and 1997, respectively.

B. Related Party Transactions

     Sales commissions are payable to one company in fiscal 1999 and 1998 and to two companies in fiscal 1997 owned or controlled by one of the Company's principal stockholders for sales obtained by these companies. These commissions amounted to approximately $853, $599 and $535 for the years ended August 31, 1999, 1998 and 1997, respectively, of which $130 and $70 are included in accrued expenses at August 31, 1999 and 1998, respectively.

     As of August 31, 1999, included in other receivables are loans receivable of $650 in the aggregate to two executive officers of the Company. Of such amounts, $450 bears no interest and is due over five years and $200 bears interest at the applicable federal rate and is payable on demand. Also included in other receivables as of August 31, 1999 are convertible notes receivable of $1,500 due from an entity, one of whose directors is also a director of the Company.

16.  SEGMENT INFORMATION

     In August 1999, the Company adopted SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". The Company's chief operating decision-maker is the Company's Chief Executive Officer. The Company has three reportable segments: North America, Europe, and Pacific Rim, which are organized, managed and analyzed geographically and operate in one industry segment: the development, marketing and distribution of entertainment software. Information about the Company's operations for the fiscal years ended August 31, 1999, 1998 and 1997 is presented below:

                                        North                    Pacific
                                       America        Europe       Rim           Eliminations         Total
                                       -------        ------       ---           ------------         -----
Fiscal 1999
Net revenues from external
  customers                           $300,403      $116,519      $14,052              --            $430,974
Intersegment sales                         436         3,798           49           $(4,283)             --
                                      --------      --------      -------           --------         --------
Total net revenues                     300,839       120,317       14,101            (4,283)          430,974

Interest income                          3,878           102           19              --               3,999
Interest expense                         8,503           155            2              --               8,660
Depreciation and amortization            9,295         1,547          832              --              11,674
Identifiable assets                    189,643        47,797        7,398              --             244,838
Segment operating profit (loss)         32,888         7,636         (496)             --              40,028


                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
                        (in 000s, except per share data)

16.  SEGMENT INFORMATION (Continued)

                                       North                      Pacific
                                       America        Europe        Rim          Eliminations         Total
                                       -------        ------        ---          ------------         -----
Fiscal 1998
Net revenues from external
  customers                           $216,830      $107,032       $2,699              --            $326,561
Intersegment sales                       6,546            72         --             $(6,618)             --
                                      --------      --------       ------           -------          --------
Total net revenues                     223,376       107,104        2,699            (6,618)          326,561

Interest income                          2,031           163            2              --               2,196
Interest expense                         7,523           121         --                --               7,644
Depreciation and amortization           11,563         1,659           15              --              13,237
Identifiable assets                    121,945        37,734          728              --             160,407
Segment operating profit (loss)         15,852         9,352        (510)              --              24,694

Fiscal 1997
Net revenues from external
  customers                             84,662        72,401        8,348                ---          165,411
Intersegment sales                       4,359          --           --              (4,359)             --
                                         -----         -----        -----           --------          -------
Total net revenues                      89,021        72,401        8,348            (4,359)          165,411

Interest income                          1,982           199            5              --               2,186
Interest expense                         6,204            95           51              --               6,350
Depreciation and amortization           39,555         1,790           75              --              41,420
Identifiable assets                    108,261        24,055          859              --             133,175
Segment operating profit (loss)       (154,402)        4,146         (687)             --            (150,943)


     The Company's gross revenues were derived from the following product categories:

                                         1999          1998         1997
                                         ----          ----         ----
Portable software                         5.0%          2.0%         2.0%
16-bit software                            --            --          9.0%
32-bit software                          27.0%         30.0%        37.0%
64-bit software                          59.0%         57.0%        33.0%
Computer games software                   8.0%         10.0%        15.0%
Other                                     1.0%          1.0%         4.0%

17.  COMMITMENTS AND CONTINGENCIES

(a)  Legal Proceedings

     In conjunction with claims arising from certain of the Company's acquisitions and then pending litigations and claims for which the settlement obligation was then probable and estimable, the Company recorded a charge of $23,550 during the year ended August 31, 1997.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
                        (in 000s, except per share data)

17.  COMMITMENTS AND CONTINGENCIES - (continued)

     During fiscal 1998, the Company settled substantially all of its outstanding litigations and claims for amounts approximating the related accrued liabilities. Litigations and claims that have been settled include those by Digital Pictures, Inc., Sound Source Interactive, Inc., Spectrum Holobyte California, Inc., Ocean of America, Inc., those arising from certain of the Company's acquisitions, and the class action litigations relating to the Lazer-Tron acquisition, the 1995 revision of an earnings release and an action relating to the status of a license agreement with WMS Industries, Inc. Such settlements totaling $21,358 as of August 31, 1999, net of a settlement gain discussed below, are being satisfied by the payment of $10,214 in cash and $11,144 in Common Stock and warrants. The fair value of the shares of Common Stock issued in settlement is based on the quoted market value of the Common Stock on the date of issuance and the fair value of warrants issued in settlement is calculated using the Black Scholes option pricing model. As of August 31, 1999, the Company had paid $8,273 and $8,594 of the cash and non-cash portions of the settlements, respectively. The non-cash portion consisted of the issuance of 770 warrants in fiscal 1999 and 1,274 shares of Common Stock in fiscal 1998 with fair values of $1,700 and $6,894, respectively. The remaining balance of the settlement obligations combined with other accrued litigation settlements amounted to $6,812 at August 31, 1999. In the balance sheet, $4,960 is included in accrued expenses and $1,852 is included in other long-term liabilities. The balance of the non-cash obligation will be satisfied with warrants which generally will have exercise prices of $0.50 less than the fair market value of the Common Stock on the day the price is set, will be exercisable for three years and provide for a cashless net option exercise. One settlement agreement provides that, based on the market value of the Common Stock during the three year period following final settlement, additional shares of Common Stock could be issued or a portion of the shares issued could be returned to the Company.

     In fiscal 1999, the Company had a litigation settlement gain of $1,753. The gain resulted from the reduction of a previously recorded contractual obligation due to the occurrence of various events identified in the settlement agreement, including an increase in the market value of the Company's common stock to a value specified in the settlement agreement.

     Outstanding litigations, claims and related matters at August 31, 1999 consist of the following:

     The Company and several other firms in the entertainment industry were sued in an action entitled James, et al. v. Meow Media, et al. filed in April 1999. The plaintiffs allege that the defendants caused injury to the plaintiffs as a result of, in the case of the Company, its manufacture and/or supply of "violent" video games. The plaintiffs seek damages in the amount of approximately $110,000,000. The Company intends to defend this action vigorously. The Company has entered into a joint defense agreement and is sharing defense costs with certain of the other defendants.

     The Company, Iguana Entertainment, Inc. and Gregory E. Fischbach were sued in an action entitled Jeffery Spangenberg vs. Acclaim Entertainment, Inc., Iguana Entertainment, Inc., and Gregory Fischbach filed in August 1998. The plaintiff alleges that the defendants (i) breached their employment obligations to the plaintiff; (ii) breached a Texas statute covering wage payment obligations based on their alleged failure to pay bonuses to the plaintiff; and
(iii) made fraudulent misrepresentations to the plaintiff in connection with the plaintiff's employment relationship with the Company and, accordingly, seeks unspecified damages. The Company intends to defend this action vigorously.

     The SEC issued orders in April 1996 directing a private investigation relating to, among other things, the Company's October 1995 release of its earnings estimate for fiscal 1995. The Company provided documents to the SEC, and the SEC took testimony from Company representatives. The Company was advised in August 1999 that the Staff of the SEC proposes to recommend that the SEC authorize

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
                        (in 000s, except per share data)

17.  COMMITMENTS AND CONTINGENCIES - (continued)

enforcement action against the Company and three of its directors (two of whom are members of the Company's Audit Committee) in connection with matters related to the Company's release. In accordance with the SEC's rules, the Company has submitted a response to the Staff's proposed recommendation. The Company has previously settled litigations relating to the Company's October 1995 release, and the related charges were recorded in fiscal 1997. No assurance can be given as to the outcome of the SEC investigation.

     The Company is also party to various litigations arising in the ordinary course of its business, the resolution of none of which, the Company believes, will have a material adverse effect on the Company's liquidity or results of operations.

(b) At August 31, 1999, the Company and its subsidiaries had outstanding letters of credit aggregating approximately $21,100 for the purchase of merchandise. The Company's subsidiaries had independent facilities totalling approximately $3,494 with various banks at August 31, 1999.

(c) Trade accounts payable include $18,634 and $8,346 at August 31, 1999 and 1998, respectively, which were collateralized under outstanding letters of credit.

(d) The Company has established an Employee Savings Plan effective January 1, 1995, which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan is available to all U.S. employees who meet the eligibility requirements. Under the plan, participating employees may elect to defer a portion of their pretax earnings, up to the maximum allowed by the Internal Revenue Service (up to the lesser of 15% of compensation or $10 for calendar year 1999). All amounts vest immediately. Generally, the plan assets in a participant's account will be distributed to a participant or his or her beneficiaries upon termination of employment, retirement, disability or death. All plan administrative fees are paid by the Company.

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

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth certain quarterly financial information for fiscal 1999:

                                                                     Quarter Ended
                                   -------------------------------------------------------------------------------
                                   November 30,      February 28,       May 31,         August 31,
                                      1998              1999             1999              1999             Total
                                    --------          --------          -------          --------         --------
Gross Revenues                      $121,561          $157,948          $90,331          $134,873         $504,713
Sales credits and allowances          16,730            22,292           10,284            24,433           73,739
                                    --------          --------          -------          --------         --------
Net revenues                         104,831           135,656           80,047           110,440          430,974
Cost of revenues                      50,500            68,230           36,778            45,472          200,980
Net earnings                          10,287            14,520               99            11,152           36,058
Diluted earnings per share             $0.16             $0.21            $0.00             $0.17            $0.57


                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
                        (in 000s, except per share data)

18.  QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

     The following table sets forth certain quarterly financial information for fiscal 1998:

                                                                         Quarter Ended
                                       -------------------------------------------------------------------------------
                                       November 30,      February 28,       May 31,         August 31,
                                          1998              1999             1999              1999             Total
                                        --------          --------          -------          --------         --------
Gross Revenues                          $105,917           $76,349          $82,045          $113,363         $377,674
Sales credits and allowances              13,640             7,006            8,891            21,576           51,113
                                        --------          --------          -------          --------         --------
Net revenues                              92,277            69,343           73,154            91,787          326,561
Cost of revenues                          44,002            33,227           31,369            40,062          148,660
Net earnings (loss)                        8,015            (1,230)           5,669             8,236           20,690
Diluted earnings (loss) per share          $0.15            $(0.02)           $0.09             $0.14            $0.37


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


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     Information called for by Item 10 of Form 10-K is set forth under the heading "Election of Directors" in the Company's Proxy Statement for its 2000 annual meeting of stockholders (the "Proxy Statement"), which is incorporated herein by reference, and under the heading "Executive Officers of the Company" in the Business section included herein.


Item 11. EXECUTIVE COMPENSATION


     Information called for by Item 11 of Form 10-K is set forth under the heading "Executive Compensation" in the Proxy Statement, which is incorporated herein by reference.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     Information called for by Item 12 of Form 10-K is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, which is incorporated herein by reference.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Information called for by Item 13 of Form 10-K is set forth under the heading "Certain Relationships and Related Transactions" in the Proxy Statement, which is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) and (d)

1.   Financial Statements:

     The following Financial Statements of the Company are included in Part II:
     Item 8

     Independent Auditors' Report.
     Consolidated Balance Sheets - August 31, 1999 and 1998.
     Statements of Consolidated Operations - Years Ended August 31, 1999, 1998
       and 1997.
     Statements of Consolidated Stockholders' Equity (Deficiency) - Years Ended
       August 31, 1999, 1998 and 1997.
     Statements of Consolidated Cash Flows - Years Ended August 31, 1999, 1998 and 1997. Notes to Consolidated Financial Statements.

     (a) and (d)

2.   Financial Statement Schedule:

     Schedule II - Allowance for Returns and Discounts

     All other schedules have been omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

     (b)  Current Reports on Form 8-K:

     None

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

3.3 Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4(d) to the Company's Registration Statement on Form S-8, filed on May 19, 1995 (Registration No. 33-59483) (the "1995 S-8"))

3.4 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 4(e) to the 1995 S-8)

4.1 Specimen form of the Company's common stock certificate (incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended August 31, 1989, as amended (File No. 0-16986))

4.2 Indenture dated as of February 26, 1997 between the Company and IBJ Schroder Bank & Trust Company, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Report on Form 8-K, filed on March 14, 1997 (File No. 0-16986))

+10.1 Employment Agreement dated as of September 1, 1994 between the Company and Gregory E. Fischbach; and Amendment No. 1 dated as of December 8, 1996 between the Company and Gregory E. Fischbach (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended August 31, 1996 (File No. 0-16986) (the "1996 10-K"))

+10.2 Employment Agreement dated as of September 1, 1994 between the Company and James Scoroposki; and Amendment No. 1 dated as of December 8, 1996 between the Company and James Scoroposki (incorporated by reference to Exhibit 10.2 to the 1996 10-K)

+10.3 Service Agreement effective January 1, 1998 between Acclaim Entertainment Limited and Rodney Cousens

+10.4 Employment Agreement dated as of August 13, 1999 between the Company and William G. Sorenson

+10.5 Restricted Stock Agreement dated August 18, 1999 between the Company and William G. Sorenson

+10.6          Employee Stock Purchase Plan (incorporated by reference to
               Exhibit 4(a) to the Company's Registration Statement on Form S-8 filed on May 4, 1998 (Registration No. 333-51967))

+10.7 1998 Stock Incentive Plan (incorporated by reference to the Company's 1998 Proxy Statement relating to fiscal year ended August 31, 1997)

10.8 Revolving Credit and Security Agreement dated as of January 1, 1993 between the Company, Acclaim Distribution Inc., LJN Toys, Ltd., Acclaim Entertainment Canada, Ltd. and Arena Entertainment Inc., as borrowers, and BNY Financial Corporation ("BNY"), as lender, as amended and restated on February 28, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995 (File No. 0-16986) (the "1995 10-Q")), as further amended and modified by (i) the Amendment and Waiver dated November 8, 1996, (ii) the Amendment dated November 15, 1996, (iii) the Blocked Account Agreement dated November 14, 1996, (iv) Letter Agreement dated December 13, 1996 and (v) Letter Agreement dated February 24, 1997 (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 8-K filed on March 14, 1997 (File No. 0-16986) (the "1997 8-K"))

10.9 Restated and Amended Factoring Agreement dated as of February 28, 1995 between the Company and BNY (incorporated by reference to Exhibit 10.2 to the 1995 10-Q), as further amended and modified by the Amendment to Factoring Agreements dated February 24, 1997 between the Company and BNY (incorporated by reference to Exhibit
               10.5 to the 1997 8-K)

10.10* Confidential License Agreement between Nintendo of America and the Company, effective as of February 20, 1997 (incorporated by reference to Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998 (File No. 0-16986))

21             Subsidiaries of Registrant

27             Financial Data Schedule

-------------------

* Confidential treatment has been granted with respect to certain portions of this exhibit, which have been omitted therefrom and have been separately filed with the Commission.

+ Management contract or compensatory plan or arrangement required to be identified pursuant to Item 14(a)3 of this Annual Report on Form 10-K

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ACCLAIM ENTERTAINMENT, INC.

By: Gregory E. Fischbach                                                        October 22, 1999
------------------------------------------
    Gregory E. Fischbach
    Co-Chairman of the Board and
    Chief Executive Officer


By: William Sorenson                                                            October 22, 1999
------------------------------------------
    William Sorenson
    Executive Vice President and
    Chief Financial Officer
    (principal financial and accounting officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


>S>
Gregory E. Fischbach             Co-Chairman of the Board; Chief                October 22, 1999
---------------------            Executive Officer; President; and Director
Gregory E. Fischbach

James Scoroposki                 Co-Chairman of the Board; Senior               October 22, 1999
---------------------            Executive Vice President; Treasurer;
James Scoroposki                 Secretary; and Director


Bernard J. Fischbach             Director                                       October 22, 1999
--------------------
Bernard J. Fischbach

Michael Tannen                   Director                                       October 22, 1999
--------------------
Michael Tannen

Robert Groman                    Director                                       October 22, 1999
--------------------
Robert Groman

James Scibelli                   Director                                       October 22, 1999
--------------------
James Scibelli

Kenneth L. Coleman               Director                                       October 22, 1999
--------------------
Kenneth L. Coleman


                                   Schedule II


                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                       ALLOWANCE FOR RETURNS AND DISCOUNTS
                        (in 000s, except per share data)


                                               Provisions
                                Balance At         For                         Balance at
                                Beginning      Returns and     Returns and       End of
Period                          Of Period       Discounts       Discounts        Period
------                          ---------       ---------       ---------        ------

Year ended August 31, 1997       $75,366         $28,161         $65,847        $37,680*

Year ended August 31, 1998       $37,680         $51,113         $36,945        $51,848*

Year ended August 31, 1999       $51,848         $73,739         $62,933        $62,654*

----------
*  As of August 31, 1997, 1998 and 1999, $18,900, $14,588 and $23,040 were included in accrued sales allowances.