Form 10-Q
period 1999-11-30
ACCLAIM ENTERTAINMENT INC
filed 2000-01-14
CIK 804888

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended November 30, 1999

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

As at January 13, 2000, approximately 55,870,000 shares of Common Stock of the Registrant were issued and outstanding.

================================================================================

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in 000s, except per share data)

                                                                  (Unaudited)
                                                                  November 30,         August 31,
                                                                      1999                1999
                                                                      ----                ----
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                         $  78,434            $  74,421
Accounts receivable - net                                            82,904               84,430
Inventories                                                          11,208               15,565
Prepaid expenses                                                     13,038               14,870
                                                                  ---------            ---------
TOTAL CURRENT ASSETS                                                185,584              189,286
                                                                  ---------            ---------

OTHER ASSETS
Fixed assets - net                                                   35,258               32,694
Excess of cost over fair value of net assets acquired - net of
  accumulated amortization of $22,797 and $22,058, respectively      20,460               21,199
Other assets                                                          1,287                1,659
                                                                  ---------            ---------
TOTAL ASSETS                                                      $ 242,589            $ 244,838
                                                                  ---------            ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Trade accounts payable                                            $  44,493            $  47,298
Accrued expenses                                                    102,110              103,663
Income taxes payable                                                  8,863                7,692
Current portion of long-term debt                                       724                  724
Obligations under capital leases - current                              422                  518
                                                                  ---------            ---------
TOTAL CURRENT LIABILITIES                                           156,612              159,895
                                                                  ---------            ---------

LONG-TERM LIABILITIES
Long-term debt                                                       50,776               50,957
Obligations under capital leases - noncurrent                           874                  775
Other long-term liabilities                                           1,358                1,852
                                                                  ---------            ---------
TOTAL LIABILITIES                                                   209,620              213,479
                                                                  ---------            ---------

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,000 shares
  authorized; none issued                                                --                   --
Common stock, $0.02 par value; 100,000 shares authorized;
  56,293 and 56,033 shares issued, respectively                       1,126                1,121
Additional paid in capital                                          208,826              207,273
Accumulated deficit                                                (172,688)            (173,122)
Treasury stock, 537 shares                                           (3,262)              (3,262)
Accumulated other comprehensive income                               (1,033)                (651)
                                                                  ---------            ---------
TOTAL STOCKHOLDERS' EQUITY                                           32,969               31,359
                                                                  ---------            ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 242,589            $ 244,838
                                                                  ---------            ---------

See notes to consolidated financial statements.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                        (in 000s, except per share data)

                                                                           (Unaudited)
                                                                         Three Months Ended
                                                                            November 30,
                                                               1999                             1998
                                                               ----                             ----

NET REVENUES                                                $ 101,153                        $ 104,831
COST OF REVENUES                                               40,016                           50,500
                                                            ---------                        ---------
GROSS PROFIT                                                   61,137                           54,331
                                                            ---------                        ---------

OPERATING EXPENSES
Marketing and sales                                            26,087                           17,519
General and administrative                                     16,888                           14,930
Research and development                                       15,079                           11,228
                                                            ---------                        ---------
TOTAL OPERATING EXPENSES                                       58,054                           43,677
                                                            ---------                        ---------

EARNINGS FROM OPERATIONS                                        3,083                           10,654
                                                            ---------                        ---------

OTHER INCOME (EXPENSE)
Interest income                                                 1,024                              795
Interest expense                                               (1,312)                          (1,407)
Other (expense) income                                           (581)                             758
                                                            ---------                        ---------

EARNINGS BEFORE INCOME TAXES                                    2,214                           10,800
                                                            ---------                        ---------

PROVISION FOR INCOME TAXES                                      1,780                              513
                                                            ---------                        ---------

NET EARNINGS                                                $     434                        $  10,287
                                                            ---------                        ---------

BASIC EARNINGS PER SHARE                                    $    0.01                        $    0.19
                                                            ---------                        ---------

DILUTED EARNINGS PER SHARE                                  $    0.01                        $    0.16
                                                            ---------                        ---------


See notes to consolidated financial statements.

                         ACCLAIM ENTERTAINMENT, INC.
                               AND SUBSIDIARIES
         STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIENCY)
                       (in 000s, except per share data)

                                     Preferred Stock (1)       Common Stock
                                     -------------------       ------------
                                           Issued                 Issued
                                           ------                 ------         Additional
                                                                                   Paid-In        Deferred     Accumulated
                                      Shares    Amount      Shares      Amount     Capital     Compensation      Deficit
                                      ------    ------      ------      ------     -------     ------------      -------
Balance August 31, 1997                   --        --       50,122     $1,002     $181,786       $(8,413)      $(229,870)
                                      ------    ------       ------     ------     --------       -------       ---------

Net Earnings                              --        --           --         --           --            --          20,690
Issuance of Common Stock for
   Litigation Settlements                 --        --        1,274         26        6,868            --              --
Issuances and Cancellations
   of Common Stock and Options            --        --           15          1          239           690              --
Deferred Compensation Expense             --        --                                   --         4,190              --
Exercise of Stock Options                 --        --        1,223         24        4,285            --              --
Escrowed Shares Received                  --        --           --         --           --            --              --
Foreign Currency Translation Gain         --        --           --         --           --            --              --
                                      ------    ------       ------     ------     --------      --------       ---------

Balance August 31, 1998                   --        --       52,634      1,053      193,178        (3,533)       (209,180)
                                      ------    ------       ------     ------     --------      --------       ---------

Net Earnings                              --        --           --         --           --            --          36,058
Issuances of Common Stock                 --        --          206          4        1,792            --              --
Issuance of Warrants for
   Litigation Settlements                 --        --           --         --        1,700            --              --
Subordinated Notes Conversion             --        --           48          1          249            --              --
Cancellations of Options                  --        --           --         --         (552)          552              --
Issuance of Common Stock for
   Deferred Compensation                  --        --          400          8        3,167        (3,169)             --
Deferred Compensation Expense             --        --           --         --           --         3,497              --
Exercise of Stock Options
   and Warrants                           --        --        2,631         52        9,085            --              --
Escrowed Shares Received                  --        --          (69)        (1)           1            --              --
Issuance of Common Stock under
   Employee Stock Purchase Plan           --        --          183          4        1,306            --              --
Foreign Currency Translation Loss         --        --           --         --           --            --              --
                                      ------    ------       ------     ------     --------      --------       ---------

Balance August 31, 1999                   --        --       56,033      1,121      209,926        (2,653)       (173,122)
                                      ------    ------       ------     ------     --------      --------       ---------

Net Earnings                              --        --           --         --           --            --             434
Cancellations of Options                  --        --           --         --           (8)            8              --
Deferred Compensation Expense             --        --           --         --           --           608              --
Exercise of Stock Options
   and Warrants                           --        --          260          5          945            --              --
Foreign Currency Translation Loss         --        --           --         --                         --              --
                                      ------    ------       ------     ------     --------      --------       ---------
Balance November 30, 1999                 --        --       56,293     $1,126     $210,863      $(2,037)       $(172,688)
                                      ======    ======       ======     ======     ========      =======        =========

                                                 Accumulated
                                                    Other
                                     Treasury    Comprehensive             Comprehensive
                                      Stock         Income       Total      Income(Loss)
                                      -----         ------       -----      ------------
Balance August 31, 1997              $(2,904)      $  (647)    $(59,046)
                                     -------       -------     --------

Net Earnings                              --            --       20,690          $20,690
Issuance of Common Stock for
   Litigation Settlements                 --            --        6,894
Issuances and Cancellations
   of Common Stock and Options            --            --          930
Deferred Compensation Expense             --            --        4,190
Exercise of Stock Options                 --            --        4,309
Escrowed Shares Received                (199)           --         (199)
Foreign Currency Translation Gain         --           459          459              459
                                     -------       -------     --------          -------

Balance August 31, 1998               (3,103)         (188)     (21,773)         $21,149
                                     -------       -------     --------          -------

Net Earnings                              --            --       36,058          $36,058
Issuances of Common Stock                 --            --        1,796
Issuance of Warrants for
   Litigation Settlements                 --            --        1,700
Subordinated Notes Conversion             --            --          250
Cancellations of Options                  --            --           --
Issuance of Common Stock for
   Deferred Compensation                  --            --            6
Deferred Compensation Expense             --            --        3,497
Exercise of Stock Options
   and Warrants                           --            --        9,137
Escrowed Shares Received                (159)           --         (159)
Issuance of Common Stock under
   Employee Stock Purchase Plan           --            --        1,310
Foreign Currency Translation Loss         --          (463)        (463)            (463)
                                     -------       -------     --------          -------

Balance August 31, 1999               (3,262)         (651)      31,359          $35,595
                                     -------       -------     --------          -------

Net Earnings                              --            --          434          $   434
Cancellations of Options                  --            --           --
Deferred Compensation Expense             --            --          608
Exercise of Stock Options
   and Warrants                           --            --          950
Foreign Currency Translation Loss         --          (382)        (382)            (382)
                                     -------       -------     --------          -------
Balance November 30, 1999            $(3,262)      $(1,033)    $ 32,969          $    52
                                     =======       =======     ========          =======


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

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (in 000s, except per share data)

                                                                                   (Unaudited)
                                                                                Three Months Ended
                                                                                   November 30,
                                                                            1999                  1998
                                                                            ----                  ----
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES
Net Earnings                                                              $    434              $ 10,287
                                                                          --------              --------

Adjustments to reconcile net earnings
  to net cash provided by (used in)operating activities:
  Depreciation and amortization                                              3,248                 2,763
  Provision for returns and discounts                                       25,300                16,730
  Deferred compensation expense                                                608                   630
  Non-cash royalty charges                                                     388                   136
  Other non-cash items                                                          10                   (22)

Change in assets and liabilities, net of effects of acquisition:
  Accounts receivable                                                      (21,955)              (29,356)
  Inventories                                                                4,205                (4,048)
  Prepaid expenses                                                           1,283                 5,205
  Trade accounts payable                                                    (2,512)                9,637
  Accrued expenses                                                          (4,469)                  335
  Income taxes payable                                                       1,684                  (188)
  Other long-term liabilities                                                 (494)                 (681)
                                                                          --------              --------
Total adjustments                                                            7,296                 1,141
                                                                          --------              --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                    7,730                11,428
                                                                          --------              --------

CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES
Acquisition of subsidiary, net of cash acquired                                 --                  (421)
Acquisition of fixed assets, excluding capital leases                       (4,605)               (1,868)
Disposal of fixed assets                                                        33                    56
Acquisition of other assets                                                     (5)                   --
Disposal of other assets                                                        --                    43
                                                                          --------              --------
NET CASH (USED IN) INVESTING ACTIVITIES                                   $ (4,577)             $ (2,190)
                                                                          --------              --------

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Continued)
                        (in 000s, except per share data)

                                                                                              (Unaudited)
                                                                                          Three Months Ended
                                                                                             November 30,
                                                                                      1999                  1998
                                                                                      ----                  ----
CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES
Payment of mortgage                                                                 $   (181)             $   (181)
Payment of short-term bank loans                                                          --                   (16)
Exercise of stock options and warrants                                                   950                 2,659
Payment of obligations under capital leases                                             (135)                 (343)
                                                                                    --------              --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                634                 2,119
                                                                                    --------              --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  226                  (607)
                                                                                    --------              --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              4,013                10,750

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      74,421                47,273
                                                                                    --------              --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 78,434              $ 58,023
                                                                                    --------              --------

Supplemental schedule of noncash investing and financing activities:

                                                                                      1999                  1998
                                                                                      ----                  ----
Acquisition of equipment under capital leases                                       $    193              $     58

Cash paid during the year for:
     Interest                                                                       $  2,164              $  2,414
                                                                                    --------              --------
     Income taxes                                                                   $    651              $    624
                                                                                    --------              --------

In fiscal 1999, the Company purchased certain assets and liabilities of a distributor in Australia. In connection with the acquisition, liabilities assumed were as follows:

     Fair value of assets acquired                                                  $  1,186
     Excess of cost over fair value of net assets acquired                             2,607
     Cash paid, net of cash acquired                                                    (580)
     Fair market value of common stock issued                                       $ (1,796)
                                                                                    --------
     Liabilities assumed                                                            $  1,417
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

2.       Accounts Receivable

         Accounts receivable are comprised of the following:

                                          November 30,     August 31,
                                              1999            1999
                                              ----            ----

Receivables assigned to factor             $ 104,465        $  98,470
Advances from factor                          30,384           26,410
                                           ---------        ---------
Due from factor                               74,081           72,060
Unfactored accounts receivable                16,427           10,599
Foreign accounts receivable                   39,040           37,461
Other receivables                              8,469            3,924
Allowances for returns and discounts         (55,113)         (39,614)
                                           ---------        ---------
                                           $  82,904        $  84,430
                                           ---------        ---------

         Pursuant to a factoring agreement, the Company's principal lending institution acts as its factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At November 30, 1999, the factoring charge amounted to 0.25% of the receivables assigned. The Company's obligations to the lending institution are collateralized by all of the Company's and its North American subsidiaries' accounts receivable, inventories and equipment. The advances for factored receivables are made pursuant to a revolving credit and security agreement, which automatically renews for a one-year term on January 31, 2000, on substantially the same terms. Pursuant to the terms of the agreement which can be canceled by either party upon 90-days' notice, the Company is required to maintain specified level s of working capital and tangible net worth, among other covenants. As of November 30, 1999, the Company was in compliance with the covenants under its revolving credit facility.

         The Company draws down working capital advances and opens letters of credit (up to an aggregate maximum of $20 million) against the facility in amounts determined on a formula based on factored receivables, inventory and cost of imported goods under outstanding letters of credit. Interest is charged at the lending institution's prime lending rate plus one percent per annum (9.5% at November 30, 1999) on such advances.

         Pursuant to the terms of certain distribution, warehouse and credit and collection agreements, certain of the Company's accounts receivable are due from distributors. These receivables are not collateralized and as a result management continually monitors the financial condition of these distributors. No additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's accounts receivable. At November 30, 1999 and August 31, 1999, the balance due from distributors was approximately 14% and 17%, respectively, of gross accounts receivable. At November 30, 1999 and August 31, 1999, included in receivables assigned to factor is a balance due from one domestic retail customer of approximately 20% and 15%, respectively, of gross accounts receivable.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in 000s, except per share data)

3.       Long-Term Debt

         Long-term debt consists of the following:

                                                       November 30,  August 31,
                                                           1999         1999
                                                       ------------  ----------
         10% Convertible Subordinated Notes due 2002        $49,750     $49,750
         Mortgage note                                        1,750       1,931
                                                            -------     -------
                                                             51,500      51,681
         Less: current portion                                  724         724
                                                            -------     -------
                                                            $50,776     $50,957
                                                            -------     -------

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

4.       Earnings Per Share

         Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed based upon the weighted average number of shares of common stock outstanding increased by dilutive common stock options and warrants and the effect of assuming the conversion of the outstanding Notes, if dilutive. The table below provides the components of the per share computations.

                                                                                    Three Months Ended
                                                                                       November 30,
                                                                                1999                  1998
                                                                                ----                  ----
Basic EPS Computation
---------------------
Net earnings                                                                  $    434             $  10,287
                                                                              --------             ---------

Weighted average
  common shares outstanding                                                     56,105                52,900
Basic earnings per share                                                      $   0.01             $    0.19

Diluted EPS Computation
Net earnings                                                                  $    434             $  10,287
10% Convertible Subordinated
  Notes interest expense                                                            --                 1,244
                                                                              --------             ---------
Adjusted net earnings                                                         $    434             $  11,531
                                                                              --------             ---------
Weighted average
  common shares outstanding                                                     56,105                52,900
Stock options and warrants                                                       6,666                 8,470
10% convertible subordinated notes                                                  --                 9,605
                                                                              --------             ---------
Diluted common shares outstanding                                               62,771                70,975
                                                                              --------             ---------
Diluted earnings per share                                                    $   0.01             $    0.16

The assumed conversion of the outstanding Notes was excluded from fiscal 2000 diluted earnings per share calculations since they were anti-dilutive.

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

6.       Segment Information

         In August 1999, the Company adopted SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". The Company's chief operating decision-maker is the Company's Chief Executive Officer. The Company has three reportable segments: North America, Europe, and Pacific Rim, which are organized, managed and analyzed geographically and operate in one industry segment: the development, marketing and distribution of entertainment software. Information about the Company's operations for the quarters ended November 30, 1999 and 1998 is presented below:

                                                     North                 Pacific
                                                    America     Europe       Rim        Eliminations      Total
                                                    -------     ------       ---        ------------      -----
Quarter Ended November 30, 1999
Net revenues from external
  customers                                         $ 64,099   $ 32,613    $  4,441             --      $101,153
Intersegment sales                                        56        359          --       $   (415)           --
                                                    --------   --------    --------       --------      --------
Total net revenues                                  $ 64,155   $ 32,972    $  4,441       $   (415)     $101,153

Interest income                                        1,007         11           6             --         1,024
Interest expense                                       2,153         11          --             --         2,164
Depreciation and amortization                          2,571        422         255             --         3,248
Identifiable assets                                  202,223     33,763       6,603             --       242,589
Segment operating profit (loss)                        4,212     (1,867)        738             --         3,083

Quarter Ended November 30, 1998
Net revenues from external
  customers                                         $ 73,697   $ 30,008    $  1,126             --      $104,831
Intersegment sales                                        46        213          --       $   (259)           --
                                                    --------   --------    --------       --------      --------
Total net revenues                                  $ 73,743   $ 30,221    $  1,126       $   (259)     $104,831

Interest income                                          786          9          --             --           795
Interest expense                                       2,358         56          --             --         2,414
Depreciation and amortization                          2,290        394          79             --         2,763
Identifiable assets                                  141,868     40,421       5,986             --       188,275
Segment operating profit (loss)                       13,782     (2,870)       (258)            --        10,654

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following is intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1999 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Form 10-K.

         This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "believe," "anticipate," "think," "intend," "plan," "will be" and similar expressions identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of the Company are subject to certain risks and uncertainties, including those discussed in "Factors Affecting Future Performance" below at pages 15 to 21, which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview

         Acclaim develops, publishes, markets and distributes video and computer games for use with game consoles, both dedicated and portable, and PCs on a worldwide basis. The Company owns and operates five software development studios located in the U.S. and the U.K. where it develops its own software, and a motion capture studio in the U.S. From time to time, Acclaim hires independent developers to create software for it. Acclaim publishes, or releases to the public under its brand names, software developed by it as well as by third-party developers. Acclaim distributes its software directly in North America, the U.K., Germany, France, Spain and Australia. Acclaim also distributes software developed and published by third parties and develops and publishes (1) strategy guides relating to the Company's software and (2) comic book magazines.

         The video and computer games industry is characterized by rapid technological changes, which have resulted in successive introductions of increasingly advanced game consoles and PCs. As a result of the rapid technological shifts, no single game console or PC system has achieved long-term dominance in the video and computer games market. Therefore, Acclaim must continually anticipate game console cycles and its research and development group must develop programming tools and engines necessary for the development of software for emerging hardware systems.

         The Company's revenues have traditionally been derived from sales of software for the then dominant game consoles. Accordingly, the Company's performance has been, and is expected in the future to be, materially adversely affected by platform transitions. As a result of the industry transition to 32-bit and 64-bit game consoles which commenced in 1995, the Company's software sales during fiscal 1996, 1997 and 1998 were significantly lower than in fiscal 1994 and 1995. The Company's inability to predict accurately the timing of such transition resulted in material losses in fiscal 1996 and 1997. The video and computer games industry is currently experiencing another platform transition from 32- and 64-bit to 128-bit game consoles and related software and online gaming. The Company believes that sales of new 32-bit and 64-bit hardware systems and related software have peaked and will decrease substantially in future periods. This transition has resulted in industry-wide sales volume and pricing weakness which impacted the Company's first quarter of fiscal 2000 and is anticipated to impact the Company for the balance of the fiscal year. The Company will release fewer titles for Nintendo's N64 in fiscal 2000 than it did in fiscal 1999 and does not anticipate releasing new N64 titles in fiscal 2001, as the Company shifts its resources to the development of new technologies and titles for the next generation systems. When the transition is complete the Company anticipates that the installed base of 128-bit systems combined with the potential for online gaming will provide a larger market for its software. However, there can be no assurance that newly-introduced (e.g., Sega's Dreamcast console) or announced (e.g., Sony's PlayStation 2 and Nintendo's Dolphin) 128-bit game consoles and online gaming will achieve commercial success similar to that of the 32-bit PlayStation or 64-bit N64 or the timing of such success, if achieved. See "Factors Affecting Future Performance - Industry Trends, Platform Transitions and Technological Change May Adversely Affect the Company's Revenues and Profitability."

         The rapid technological advances in game consoles have significantly changed the look and feel of software as well as the software development process. Currently, the process of developing software is extremely complex and Acclaim expects it to become more complex and expensive in the future with the advent of the more powerful next generation hardware systems. According to Acclaim estimates, the average development time for a title is between 12 and 24 months and the average development cost for a title is between $1 and $3 million. Approximately 68% of the Company's gross revenues in the first quarter of fiscal 2000 was derived from software developed by its studios. See "Factors Affecting Future Performance - Increased Product Development Costs May Adversely Affect Profitability."

         In the past and in the first quarter of fiscal 2000, the Company has experienced delays in the introduction of new titles, which has had a negative impact on its results of operations. It is likely that some of the Company's titles will not be released in accordance with the Company's operating plans for a period, in which event its results of operations and profitability in that period could be negatively affected. See "Factors Affecting Future Performance - Revenues Are Dependent on Timely Introduction of New Titles."

         Retail sales of the Company's 32- and 64- bit software during the first quarter of fiscal 2000 generally fell short of the Company's expectations due, in large part, to (1) the decline of the market for N64 software and lower-than-expected sales of certain of the Company's products and (2) delays in the introduction of new titles. In addition, the Company increased its sales allowances to address the effects on the Company of industry-wide weakness in cartridge-based hardware and software sales and slower-than-expected sales of certain products. As a result of the foregoing, the Company's allowances increased from 14% of gross revenues in the quarter ended November 30, 1998 to 20% of gross revenues in the quarter ended November 30, 1999.

         The Company recorded earnings of $0.4 million in the first quarter of fiscal 2000, which were materially lower than earnings of $10.3 million in the first quarter of fiscal 1999. In addition to the factors discussed above, the Company's earnings for the first quarter of fiscal 2000 were negatively impacted by (1) increased operating expenses, primarily marketing expenses and research and development expenses, and (2) a payment of $5.7 million incurred in connection with the extension of the WWF license to November 1999.

         The Company's results of operations in the long-term future will be dependent in large part on (1) the growth of the software market for 128-bit and other emerging game consoles and online gaming and (2) the Company's ability to identify, develop and publish software that performs well in the market place.

Results of Operations

         The following table shows certain statements of consolidated earnings data as a percentage of net revenues for the periods indicated:

                                               Three Months Ended November 30,
                                                    1999            1998
                                                    ----            ----

 Domestic revenues                                  63.4%           70.3%
 Foreign revenues                                   36.6            29.7
                                                    ----            ----
 Net revenues                                      100.0           100.0
 Cost of revenues                                   39.6            48.2
                                                    ----            ----
 Gross profit                                       60.4            51.8
                                                    ----            ----
 Marketing and sales                                25.8            16.7

 General and administrative                         16.7            14.3
 Research and development                           14.9            10.7
                                                    ----            ----
 Total operating expenses                           57.4            41.7
                                                    ----            ----
 Earnings from operations                            3.0            10.1
 Other (expense) income, net                        (0.9)            0.2
 Earnings before income taxes                        2.2            10.3
 Net earnings                                        0.4             9.8

 Net Revenues

         The Company's gross revenues were derived from the following product categories:

                                                   1999*           1998*
                                                   -----           -----
 Portable software                                  4.0%            2.0%
 32-bit software                                   38.0%           31.0%
 64-bit software                                   28.0%           60.0%
 128-bit software                                  23.0%            ---
 Computer games software                            5.0%            5.0%
 Other                                              2.0%            2.0%

------------

 * The numbers in this chart do not give effect to sales credits and allowances granted by the Company since the Company does not track such credits and allowances by product category. Accordingly, the numbers presented may vary materially from those that would be disclosed if the Company were able to present such information as a percentage of net revenues.

         The decrease in the Company's net revenues from $104.8 million for the quarter ended November 30, 1998 to $101.2 million for the quarter ended November 30, 1999 was predominantly due to reduced sales of 64-bit software and increased sales allowances for price protection and concessions relating primarily to 32-bit and 64-bit software. In addition, net revenues were further impacted by the delays in the introduction of new titles. These decreases were partially offset by sales of the Company's Dreamcast-related software which aggregated approximately 23% of gross revenues and an increase in gross revenues of the Company's 32-bit software.

         The Company anticipates that titles currently scheduled for introduction in the second quarter of fiscal 2000 will be shipped as announced; however, no assurance can be given that these titles will be released in accordance with such announcements. Assuming timely shipment of the Company's titles, the Company's fiscal 2000 revenues are anticipated to be lower than its fiscal 1999 revenues and net income for fiscal 2000 as a whole is anticipated to be materially lower than for fiscal 1999. However, if the Company does not release and sell new titles as planned in fiscal 2000, the Company's net revenues would be further impacted and the Company could incur losses from operations.

         The Company anticipates that its mix of domestic and foreign net revenues will continue to be affected by the content of titles released by the Company to the extent such titles are geared towards the domestic market. Foreign net revenues are anticipated to be 30% to 35% of total net revenues for fiscal 2000.

         A significant portion of the Company's revenues in any quarter is generally derived from software first released in that quarter or in the immediately preceding quarter. See "Factors Affecting Future Performance - Revenues Are Dependent on Timely Introduction of New Titles" and "- The Company's Future Success is Dependent on Its Ability to Release "Hit" Titles."

         In the quarter ended November 30, 1999, WWF Attitude (for multiple platforms), Turok Rage Wars (for multiple platforms) and South Park (for multiple platforms) accounted for approximately 25%, 14% and 13%, respectively, of the Company's gross revenues. In the quarter ended November 30, 1998,

WWF War Zone (for multiple platforms), NFL Quarterback Club '99 (for N64) and Extreme G2 (for N64) accounted for approximately 31%, 23% and 15%, respectively, of the Company's gross revenues.

         The Company is substantially dependent on the hardware platform developers as the sole developers of the platforms marketed by them, as the sole licensors of the proprietary information and technology needed to develop software for those hardware platforms and, in the case of Nintendo and Sony, as the sole manufacturers of software for the hardware platforms marketed by them. For the quarters ended November 30, 1999 and 1998, the Company derived 32% and 62% of its gross revenues, respectively, from sales of Nintendo-compatible software, 38% and 31% of its gross revenues, respectively, from sales of software for PlayStation and approximately 23% and less than 1% of its gross revenues, respectively, from sales of Sega-compatible software.

Gross Profit

         The Company's gross profit is primarily impacted by the percentage of sales of CD software as compared to the percentage of sales of cartridge software. Gross profit may also be impacted from time to time by the level of returns and price protection and concessions to retailers and distributors, the percentage of foreign sales and the percentage of foreign sales to third-party distributors.

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

         Gross profit increased from $54.3 million (52% of net revenues) for the quarter ended November 30, 1998 to $61.1 million (60% of net revenues) for the quarter ended November 30, 1999. The increase is attributable to a higher percentage of sales of CD software during the fiscal 2000 quarter.

         Management anticipates that the Company's future gross profit will be affected principally by (1) the Company's product mix and (2) the levels of product returns, price protection and concessions in respect of its software.

Operating Expenses

         Marketing and sales expenses increased from $17.5 million (17% of net revenues) for the quarter ended November 30, 1998 to $26.1 million (26% of net revenues) for the quarter ended November 30, 1999. The increase is primarily attributable to (1) increased television advertising expenses and (2) a payment of $5.7 million incurred in connection with the extension of the WWF license to November 1999.

         General and administrative expenses increased from $14.9 million (14% of net revenues) for the quarter ended November 30, 1998 to $16.9 million (17% of net revenues) for the quarter ended November 30, 1999. The increase is primarily attributable to higher depreciation expense associated with fixed assets and additional staffing to support the Company's increased research and development initiatives related to the planned expansion of the release schedule for the current and future fiscal years.

         Research and development expenses increased from $11.2 million (11% of net revenues) for the quarter ended November 30, 1998 to $15.1 million (15% of net revenues) for the quarter ended November 30, 1999. The increase in fiscal 2000 is primarily attributable to the increase in the current fiscal year's planned release schedule to 55 titles from 35 titles in the prior year, the increased expense of developing game engines and programming tools for the next generation hardware platforms, and increased personnel costs at the studios. Due to the Company's planned release of a higher number of titles and increasing software development costs, the Company anticipates that its future research and development expenses will continue to increase. The Company may have in development up to as many as 150 titles to support its planned release schedule over the next three years. See "Factors Affecting Future Performance - Increased Product Development Costs May Adversely Affect Profitability."

         The Company anticipates that its aggregate operating expenses in dollars and as a percentage of net revenues in fiscal 2000 will increase as compared to fiscal 1999 primarily due to increased research and development expense related to the planned expansion of the release schedule for the current and future fiscal years.

         As of November 30, 1999, the Company had a U.S. tax net operating loss carryforward of approximately $90 million. During the quarter ended November 30, 1999, the Company utilized a portion of its net operating loss carryforwards. The provision for income taxes of $1.8 million primarily relates to foreign taxes and also includes federal alternative minimum and state taxes.

Seasonality

         The Company's business is seasonal, with higher revenues and operating income typically occurring during its first, second and fourth fiscal quarters (which correspond to the holiday-selling season). However, the timing of the delivery of software titles and the releases of new products cause material fluctuations in the Company's quarterly revenues and earnings, which may cause the Company's results to vary from the seasonal patterns of the industry as a whole. See "Factors Affecting Future Performance - Revenues Vary Due to the Seasonal Nature of Video and Computer Game Software Purchases."

Liquidity and Capital Resources

         The Company derived net cash from operating activities of approximately $11.4 million and $7.7 million during the quarter ended November 30, 1998 and 1999, respectively. The decrease in net cash from operating activities in the first quarter of fiscal 2000 is primarily attributable to decreased earnings.

         The Company used net cash in investing activities of approximately $2.2 million and $4.6 million during the quarters ended November 30, 1998 and 1999, respectively. The increase in cash used in investing activities in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999 is primarily attributable to the acquisition of fixed assets.

         The Company derived net cash from financing activities of approximately $2.1 million and $0.6 million during the quarters ended November 30, 1998 and 1999, respectively. The decrease in net cash derived from financing activities in the first quarter of fiscal 2000 is primarily attributable to the decrease in proceeds from the exercise of stock options and warrants.

         The Company generally purchases its inventory of Nintendo software by opening letters of credit when placing the purchase order. At November 30, 1999, the amount outstanding under letters of credit was approximately $18.0 million. Other than such letters of credit, the Company does not currently have any material operating or capital expenditure commitments.

         The Company has a revolving credit and security agreement with GMAC Commercial Credit LLC, its principal domestic lending institution, which agreement automatically renews for a one-year term on January 31, 2000, on substantially the same terms. The credit agreement automatically renews for another year by its terms, unless terminated upon 90 days' prior notice by either party. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined on a formula based on factored receivables and inventory, which advances are secured by the Company's assets. GMAC also acts as the Company's factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At November

30, 1999, the factoring charge was 0.25% of the receivables assigned and the interest on advances was at GMAC's prime rate plus one percent. See Note 2 of Notes to Consolidated Financial Statements.

         The Company also has a financing arrangement relating to the mortgage on its corporate headquarters. At November 30, 1999, the outstanding principal balance of the loan was $1.8 million.

         Management believes that the Company's cash and cash equivalents at November 30, 1999 and projected cash flows from operations will be sufficient to cover its operating expenses and such current obligations as are required to be paid in fiscal 2000. However, no assurance can be given as to the sufficiency of such cash flows in fiscal 2001 and beyond. The Company's future liquidity will be materially dependent on its ability to develop and market software that achieves widespread market acceptance for use with the game consoles that dominate the market. There can be no assurance that the Company will be able to publish software for game consoles with significant installed bases or that such software will achieve widespread market acceptance. See "Factors Affecting Future Performance - If Cash Flows from Operations Are Not Sufficient to Meet the Company's Needs, It May be Forced to Sell Assets, Refinance Debt or Downsize Operations."

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

Year 2000 Issue

         To date, the Company has not encountered any significant effects of the year 2000 issue either internally or with third parties. The Company cannot guarantee that problems will not occur in the future or have not yet been detected.

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

Revenues Are Dependent on Timely Introduction of New Titles

         The life cycle of a new title generally ranges from less than three months to upwards of 12 months, with the majority of sales occurring in the first 30 to 120 days after release. Therefore, the Company is constantly required to introduce new titles in order to generate revenues and/or to replace declining revenues from older titles. In the past and in the first quarter of fiscal 2000, the Company has experienced delays in the introduction of new titles, which has had a negative impact on its results of operations. If the Company does not introduce titles in accordance with its operating plans for a period, its results of operations and profitability in that period could be negatively affected.

         The timely shipment of a new title depends on various factors including:

         o        the development process;
         o        bug testing;
         o        approval by hardware licensors; and
         o        approval by third-party licensors.

         It is likely that some of the Company's titles will not be released in accordance with the Company's operating plans. A significant delay in the introduction of one or more new titles could negatively affect sales and have a negative impact on the Company's financial condition and results of operations, as was the case in the first quarter of fiscal 2000.

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

Industry Trends, Platform Transitions and Technological Change May Adversely Affect The Company's Revenues and Profitability

         The life cycle of existing game consoles and the market acceptance and popularity of new game consoles significantly affects the success of the Company's products. The Company cannot guarantee that it will be able to predict accurately the life cycle or popularity of each game console. If the Company:

         o does not develop software for game consoles that achieve significant market acceptance;
         o discontinues development of software for a game console that has a longer-than-expected life cycle;
         o develops software for a game console that does not achieve a significant installed base; or
         o continues development of software for a game console that has a shorter-than-expected life cycle,

it may experience losses from operations, as it did in fiscal 1996 and 1997, and/or lower-than-expected revenues, as was the case in the first quarter of fiscal 2000.

         In addition, the cyclical nature of the video and computer games industry requires the Company continually to adapt its software development efforts to emerging hardware systems. Acclaim believes that the market for N64 and PlayStation hardware and software has peaked. Sega has introduced a 128-bit game console, Dreamcast, and both Sony and Nintendo have announced plans to introduce 128-bit game consoles. No assurance can be given that these new game consoles or online gaming will achieve commercial success similar and/or installed base comparable to that of the 32-bit PlayStation or 64-bit N64 or the timing of such success. In addition, the Company cannot guarantee that it will be successful in developing and publishing software for new game consoles.

The Company's Future Success Is Dependent on Its Ability to Release "Hit" Titles

         The market for software is "hits" driven. Therefore, the Company's future success depends on developing, publishing and distributing "hit" titles for game consoles with significant installed bases. If the Company does not publish "hit" titles in the future, its financial condition, results of operations and profitability could be negatively affected, as they were in fiscal 1996 and 1997. However, it is difficult to predict consumer preferences for titles, and few titles achieve sustained market acceptance. Sales of the Company's then top three titles accounted for approximately 69% of gross revenues in the first quarter of fiscal 1999 and for approximately 52% of gross revenues in the first quarter of fiscal 2000. The Company cannot assure stockholders that it will be able to publish "hit" titles in the future.

If Product Returns, Price Protection and Concessions Exceed Allowances, the Company May Incur Losses

         The Company is not contractually obligated to accept returns except for defective product. However, the Company may permit customers to return or exchange products and may provide price protection or concessions on products unsold by the customer. If the Company's allowances for returns, exchanges and price protection and concessions are exceeded, its financial condition and results of operations will be negatively impacted, as they were in fiscal 1996 and the first quarter of fiscal 2000.

         Management makes significant estimates and assumptions regarding allowances for estimated product returns, price protection and concessions in preparing the Company's financial statements. The Company establishes allowances taking into account the potential for product returns, price protection and concessions based primarily on:

         o        market acceptance of products in retail inventories;
         o        level of retail inventories;
         o        seasonality; and
         o        historical return and price concession rates.

         The Company believes that, at November 30, 1999, its allowances for future returns, exchanges and price protection and concessions are adequate. However, the Company cannot guarantee the adequacy of its current or future allowances.

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

         Substantially all of the Company's revenues have historically been derived from sales of software for game consoles. In the quarters ended November 30, 1999 and 1998, the Company derived:

         o approximately 32% and 62%, respectively, of gross revenues from the sale of Nintendo-compatible software;
         o approximately 38% and 31%, respectively, of gross revenues from the sale of PlayStation software; and
         o approximately 23% and less than 1%, respectively, of gross revenues from the sale of Sega-compatible software.

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

Increased Product Development Costs May Adversely Affect Profitability

         The Company's research and development expenses increased from $11.2 million (approximately 11% of net revenues) for the quarter ended November 30, 1998 to $15.1 million (approximately 15% of net revenues) for the quarter ended November 30, 1999. The Company anticipates that its future research and development expenses will continue to increase due to the Company's planned release of a higher number of titles. If these expenses are not carefully monitored, the Company's profitability will be negatively impacted.

Inability to Procure Commercially Valuable Intellectual Property Licenses May Prevent Product Releases or Result in Reduced Product Sales

         The Company's titles often embody trademarks, tradenames, logos or copyrights licensed to it by third parties, such as the NBA, the NFL or their respective players' associations, and South Park. The Company may not be successful in acquiring or renewing licenses to property rights with significant commercial value. The loss of one or more of these licenses could prevent the Company's release of a title or limit its economic success. For example, the Company's license for the WWF properties expired in November 1999 and will not be renewed. Sales of titles using WWF properties aggregated 25% of gross revenues in the quarter ended November 30, 1999. In addition, the Company cannot assure stockholders that these licenses will be available on reasonable terms or at all.

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

         As each hardware cycle matures, significant price competition and reduced profit margins may result and the Company anticipates this in fiscal 2000. In addition, competition from new technologies may reduce demand in markets in which the Company has traditionally competed. If there is prolonged price competition or reduced demand as a result of competing technologies, the Company's operations and liquidity could be negatively impacted.

Revenues Vary Due to the Seasonal Nature of Video and Computer Games Software Purchases

         The video, computer and portable games industry is highly seasonal. Typically, net revenues are highest in the last calendar quarter, decline in the first calendar quarter, are lower in the second calendar quarter and increase in the third calendar quarter. The seasonal pattern is due primarily to the increased demand for software during the year-end holiday-selling season and the reduced demand for software during the summer months. However, the Company's earnings vary significantly and are materially affected by releases of "hit" titles and, accordingly, may not necessarily reflect the seasonal patterns of the industry as a whole. The Company expects that operating results will continue to fluctuate significantly in the future. See "-- Fluctuations in Quarterly Operating Results Lead to Unpredictability of Revenues and Income" below.

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

         Quarterly operating results also may be materially impacted by factors including (1) the level of market acceptance or demand for titles and (2) the level of development and/or promotion expenses for a title. Consequently, if net revenues in a period are below expectations, the Company's net income and financial position in that period are likely to be affected negatively, as occurred in the first quarter of fiscal 2000.

If Cash Flows from Operations Are Not Sufficient to Meet The Company's Needs, It May be Forced to Sell Assets, Refinance Debt or Downsize Operations

         The Company generally experienced negative cash flows from operations in fiscal 1996 and 1997. As a result, in those years, the Company sold assets, refinanced debt and downsized operations. Insufficient liquidity in the future may require the Company to take similar actions. The Company believes that its cash, cash equivalents and projected cash flows from operations in fiscal 2000 will be sufficient to cover its operating expenses and the current obligations it must pay in fiscal 2000. See " -- Industry Trends, Platform Transitions and Technological Change May Adversely Affect The Company's Revenues and Profitability" above. However, the Company cannot assure investors that its operating expenses and current obligations will be significantly less than the cash flows available in fiscal 2000 or thereafter.

Ability to Service Debt and Prior Rights of Creditors May Adversely Affect Holders of Common Stock

         The Company believes that its cash, cash equivalents and projected cash flows from operations in fiscal 2000 will be sufficient to make all interest and principal payments on a timely basis. However, if the Company's cash, cash equivalents and projected cash flow from operations in fiscal 2000 or beyond is insufficient to make interest and principal payments when due, the Company may have to restructure its indebtedness. The Company cannot guarantee that it will be able to restructure or refinance its debt on satisfactory terms. In addition, restructuring or refinancing may not be permitted by the terms of the Company's existing indebtedness. The Company cannot assure investors that its future operating cash flows will be sufficient to meet its debt service requirements or to repay its indebtedness at maturity.

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

         The Company has not entered into any significant financial instruments for trading or hedging purposes.

         The Company's earnings are affected by fluctuations in the value of its subsidiaries' functional currency as compared to the currencies of its foreign denominated sales and purchases. The results of operations of the Company's subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which the Company transacts business. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. At November 30, 1999 the Company's foreign currency translation adjustment is not material and, for the quarter ended November 30, 1999, net foreign currency transaction losses were insignificant. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.

         The Company is not exposed to the material future earnings or cash flow exposures from changes in interest rates on long-term obligations since the majority of the Company's long-term obligations are at fixed rates.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

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

         The SEC issued orders in April 1996 directing a private investigation relating to, among other things, the Company's October 1995 release of its earnings estimate for fiscal 1995. The Company provided documents to the SEC, and the SEC took testimony from Company representatives. The Company was advised in January 2000 that the Staff of the SEC will recommend that the SEC authorize an enforcement action against the Company but not any individuals currently associated with the Company in connection with matters related to the Company's release. The Company has previously settled litigations relating to the Company's October 1995 release, and the related charges were recorded in fiscal 1997. No assurance can be given as to the outcome of the SEC investigation.

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



 ACCLAIM ENTERTAINMENT, INC.




 By: /s/ Gregory Fischbach                  January 14, 2000
     ---------------------
     Gregory Fischbach
     Co-Chairman of the Board;
     Chief Executive Officer;
     President; Director




 By: /s/ William G. Sorenson                January 14, 2000
     -----------------------
     William G. Sorenson
     Executive Vice President and
     Chief Financial Officer
     (principal financial and
     accounting officer)