Form 10-Q
period 2000-02-29
ACCLAIM ENTERTAINMENT INC
filed 2000-04-14
CIK 804888

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                    FORM 10-Q

 (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended February 29, 2000
                                -----------------

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

                                 (516) 656-5000

                         (Registrant's telephone number)

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

 As at April 12, 2000, approximately 57 million shares of common stock of the Registrant were issued and outstanding.

 PART I - FINANCIAL INFORMATION

 Item 1.    FINANCIAL STATEMENTS

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in 000s, except per share data)

                                                    (Unaudited)
                                                     February 29     August 31,
                                                        2000            1999
                                                        ----            ----
 ASSETS

 CURRENT ASSETS
 Cash and cash equivalents                          $   56,511     $   74,421
 Accounts receivable - net                              51,879         84,430
 Inventories                                            12,036         15,565
 Prepaid expenses                                       15,135         14,870
                                                        ------         ------
 TOTAL CURRENT ASSETS                                  135,561        189,286
                                                       -------        -------

 OTHER ASSETS
 Fixed assets - net                                     37,900         32,694
 Excess of cost over fair value of net assets
   acquired - net of accumulated amortization
   of $23,346, and $22,058, respectively                19,674         21,199
 Other assets                                            1,506          1,659
                                                         -----          -----
 TOTAL ASSETS                                       $  194,641     $  244,838
                                                    ----------     ----------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
 Trade accounts payable                             $   37,881     $   47,298
 Accrued expenses                                       81,250        103,663
 Income taxes payable                                    6,470          7,692
 Current portion of long-term debt                         724            724
 Obligations under capital leases - current                435            518
                                                           ---            ---
 TOTAL CURRENT LIABILITIES                             126,760        159,895
                                                       -------        -------

 LONG-TERM LIABILITIES
 Long-term debt                                         50,595         50,957
 Obligations under capital leases - noncurrent             694            775
 Other long-term liabilities                             1,357          1,852
                                                         -----          -----
 TOTAL LIABILITIES                                     179,406        213,479
                                                       -------        -------

 STOCKHOLDERS' EQUITY
 Preferred stock, $0.01 par value; 1,000 shares
   authorized; none issued                                  --             --
 Common stock, $0.02 par value; 100,000 shares
   authorized; 56,404 and 56,033 shares issued,
   respectively                                          1,128          1,121
 Additional paid in capital                            209,868        207,273
 Accumulated deficit                                  (191,664)      (173,122)
 Treasury stock, 551 and 537 shares, respectively       (3,338)        (3,262)
 Accumulated other comprehensive income                   (759)          (651)
                                                          ----          -----
 TOTAL STOCKHOLDERS' EQUITY                             15,235         31,359
                                                        ------         ------
 TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                            $  194,641     $  244,838
                                                    ----------     ----------

 See notes to consolidated financial statements.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                        (in 000s, except per share data)

                                     Three Months Ended      Six Months Ended
                                        February 29,*          February 29,*
                                       2000      1999         2000       1999
                                       ----      ----         ----       ----
 NET REVENUES                       $ 65,943   $135,656     $167,095   $240,487
 COST OF REVENUES                     34,105     68,230       74,122    118,730
                                      ------     ------       ------    -------
 GROSS PROFIT                         31,838     67,426       92,973    121,757
                                      ------     ------       ------    -------

 OPERATING EXPENSES
 Marketing and sales                  20,164     21,368       46,251     38,887
 General and administrative           15,900     18,254       32,789     33,184
 Research and development             14,066     11,506       29,144     22,734
                                      ------     ------       ------     ------
 TOTAL OPERATING EXPENSES             50,130     51,128      108,184     94,805
                                      ------     ------      -------     ------

 EARNINGS(LOSS) FROM OPERATIONS     $(18,292)  $ 16,298     $(15,211)  $ 26,952
                                     --------    ------      --------    ------

 OTHER INCOME (EXPENSE)
 Interest income                       1,068      1,005        2,092      1,800
 Interest expense                     (1,296)    (1,441)      (2,608)    (2,849)
 Other expense                          (912)      (780)      (1,493)       (21)
                                        -----      -----      -------       ----

 EARNINGS(LOSS)
 BEFORE INCOME TAXES                $(19,432)  $ 15,082     $(17,220)  $ 25,882

 PROVISION FOR (RECOVERY
 OF) INCOME TAXES                       (457)       562         1,322     1,075
                                        -----       ---         -----     -----

 NET EARNINGS(LOSS)                 $(18,975)   $14,520     $(18,542)   $24,807
                                    =========   =======     =========   =======

 BASIC EARNINGS(LOSS) PER SHARE     $(  0.34)  $   0.27     $(  0.33)  $   0.46

 DILUTED EARNINGS(LOSS) PER SHARE   $(  0.34)  $   0.21     $(  0.33)  $   0.38

 See notes to consolidated financial statements

 * 28th in 1999.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIENCY)
                        (in 000s, except per share data)

                                               Preferred Stock (1)          Common Stock
                                               -------------------        ----------------
                                                     Issued                    Issued
                                                     ------                    ------            Additional
                                                                                                   Paid-In          Deferred
                                               Shares     Amount         Shares       Amount       Capital        Compensation
                                               ------     ------         ------       ------       -------        ------------
  Balance August 31, 1998                        ----       ----         52,634        1,053        193,178         (3,533)
                                              -------    -------        -------       ------       --------        --------

  Net Earnings                                   ----       ----           ----         ----           ----           ----

  Issuances of Common Stock                      ----       ----            206            4          1,792           ----
  Issuance of Warrants for
     Litigation Settlements                      ----       ----           ----         ----          1,700           ----
  Subordinated Notes Conversion                  ----       ----             48            1            249           ----
  Cancellations of Options                       ----       ----           ----         ----           (552)           552

  Issuance of Common Stock for
     Deferred Compensation                       ----       ----            400            8          3,167         (3,169)
  Deferred Compensation Expense                  ----       ----           ----         ----           ----          3,497
  Exercise of Stock Options                      ----       ----           ----         ----           ----           ----
     and Warrants                                ----       ----          2,631           52          9,085           ----
  Escrowed Shares Received                       ----       ----            (69)          (1)             1           ----
  Issuance of Common Stock Under
     Employee Stock Purchase Plan                ----       ----            183            4          1,306           ----
  Foreign Currency Translation Loss              ----       ----           ----         ----           ----           ----
                                              -------    -------        -------       ------       --------        --------

  Balance August 31, 1999                        ----       ----         56,033        1,121        209,926         (2,653)
                                              -------    -------        -------       ------       --------        --------

  Net Loss                                       ----       ----           ----         ----           ----           ----

  Issuances and Escrowed Shares
     Received                                    ----       ----             (6)          (1)           (76)          ----
  Cancellations of Options                       ----       ----           ----         ----            (46)            46
  Deferred Compensation Expense                  ----       ----           ----         ----           ----          1,079

  Exercise of Stock Options
     and Warrants                                ----       ----            286            6          1,041           ----
  Issuance of Common Stock Under
     Employee Stock Purchase Plan                ----       ----             91            2            551           ----
  Foreign Currency Translation Loss              ----       ----           ----         ----           ----           ----
                                              -------    -------        -------       ------       --------        --------
  Balance February 29, 2000                      ----       ----         56,404       $1,128       $211,396        $(1,528)
                                              -------    -------        -------       ------       --------        --------



                                                                                Accumulated
                                                                                   Other
                                              Accumulated        Treasury       Comprehensive                     Comprehensive
                                                Deficit           Stock            Income            Total         Income(Loss)
                                                -------           -----            ------            -----         ------------
  Balance August 31, 1998                      (209,180)         (3,103)              (188)        (21,773)               ----
                                              ----------        --------             ------       --------             -------

  Net Earnings                                   36,058            ----               ----          36,058             $36,058

  Issuances of Common Stock                        ----            ----               ----           1,796                ----
  Issuance of Warrants for
     Litigation Settlements                        ----            ----               ----           1,700                ----
  Subordinated Notes Conversion                    ----            ----               ----             250                ----
  Cancellations of Options                         ----            ----               ----            ----                ----

  Issuance of Common Stock for
     Deferred Compensation                         ----            ----               ----               6                ----
  Deferred Compensation Expense                    ----            ----               ----           3,497                ----
  Exercise of Stock Options                        ----            ----               ----            ----                ----
     and Warrants                                  ----            ----               ----           9,137                ----
  Escrowed Shares Received                         ----            (159)              ----            (159)               ----
  Issuance of Common Stock Under
     Employee Stock Purchase Plan                  ----            ----               ----           1,310                ----
  Foreign Currency Translation Loss                ----            ----               (463)           (463)               (463)
                                              ----------        --------             ------       --------             -------

  Balance August 31, 1999                      (173,122)         (3,262)              (651)         31,359             $35,595
                                              ----------        --------             ------       --------             -------

  Net Loss                                      (18,542)           ----               ----         (18,542)            (18,542)

  Issuances and Escrowed Shares
     Received                                      ----             (76)              ----            (153)               ----
  Cancellations of Options                         ----            ----               ----            ----                ----
  Deferred Compensation Expense                    ----            ----               ----           1,079                ----

  Exercise of Stock Options
     and Warrants                                  ----            ----               ----           1,047                ----
  Issuance of Common Stock Under
     Employee Stock Purchase Plan                  ----            ----               ----             553                ----
  Foreign Currency Translation Loss                ----            ----               (108)           (108)               (108)
                                              ----------        --------             ------        -------             -------
  Balance February 29, 2000                   $(191,664)        $(3,338)             $(759)        $15,235             $18,650
                                              ----------        --------             ------        -------             -------


(1) The Company is authorized to issue 1,000 shares of preferred stock at a par value of $0.01 per share, none of which shares is presently issued and outstanding.

(2) Amounts for the six months ended February 29, 2000 are unaudited.


See notes to consolidated financial statements.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (in 000s, except per share data)

                                                          Six Months Ended
                                                            February 29,*

                                                            2000           1999
                                                            ----           ----
 CASH FLOWS PROVIDED BY (USED IN)
   OPERATING ACTIVITIES
 Net Earnings(Loss)                                   $  (18,542)     $  24,807
                                                      -----------     ----------

 Adjustments to reconcile net earnings(loss)
   to net cash provided by (used in)
     operating activities:
   Depreciation and amortization                           6,524          5,636
   Provision for returns and discounts                    42,404         39,022
   Deferred compensation expense                           1,079          1,331
   Non-cash royalty charges                                  798            529
   Non-cash compensation expense                             145            285
   Other non-cash items                                     (564)           (50)

 Change in assets and liabilities, net of
  effects of acquisition:
   Accounts receivable                                    (8,817)       (20,426)
   Inventories                                             3,295         (9,287)
   Prepaid expenses                                       (1,027)         5,005
   Trade accounts payable                                 (8,847)           802
   Accrued expenses                                      (25,316)        (6,236)
   Income taxes payable                                     (719)          (220)
   Other long-term liabilities                              (494)        (1,223)
                                                            -----        -------
 Total adjustments                                         8,461         15,168
                                                           -----         ------

 NET CASH(USED IN) PROVIDED BY OPERATING ACTIVITIES      (10,081)        39,975
                                                         --------        ------

 CASH FLOWS PROVIDED BY (USED IN)
   INVESTING ACTIVITIES
 Acquisition of subsidiary, net of cash acquired           -----           (421)
 Acquisition of fixed assets, excluding capital leases   (10,355)        (3,621)
 Proceeds from disposals of fixed assets                     583            104
 Acquisition of other assets                                 (13)           ---
 Disposal of other assets                                      1             42
                                                         -------             --
 NET CASH USED IN INVESTING ACTIVITIES                    (9,784)        (3,896)
                                                          -------        -------


 * 28th in 1999.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Continued)
                        (in 000s, except per share data)

                                                            Six Months Ended
                                                              February 29,*

                                                          2000           1999
                                                          ----           ----
 CASH FLOWS PROVIDED BY (USED IN)
   FINANCING ACTIVITIES
 Payment of mortgage                                 $    (362)     $    (362)
 Payment of short-term bank loans                         ----            (16)
 Exercise of stock options and warrants                  1,047          5,951
 Proceeds from Employee Stock Purchase Plan                408            310
 Payment of obligations under capital leases              (272)          (512)
 Other                                                     (76)         -----
                                                           ----         -----

 NET CASH PROVIDED BY FINANCING ACTIVITIES                 745          5,371
                                                           ---          -----

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                 1,210           (441)

 NET INCREASE/(DECREASE) IN
 CASH AND CASH EQUIVALENTS                             (17,910)        41,009

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       74,421         47,273

 CASH AND CASH EQUIVALENTS AT END OF PERIOD             56,511      $  88,282

 Supplemental schedule of noncash investing and financing activities:

                                                          2000           1999
                                                          ----           ----
 Acquisition of equipment under capital leases       $     190      $      58
 Cash paid during the period for:
      Interest                                       $   4,638      $   4,614
      Income taxes                                   $   1,817      $   1,200

 In fiscal 1999, the Company purchased certain assets and liabilities of a distributor in Australia. In connection with the acquisition, liabilities assumed were as follows:

   Fair value of assets acquired                                    $   1,186
   Excess of cost over fair value of net assets acquired                2,607
   Cash paid, net of cash acquired                                       (580)
   Fair market value of common stock issued                            (1,796)
                                                                      -------
   Liabilities assumed                                              $   1,417
                                                                    ---------

 See notes to consolidated financial statements.

 * 28th in 1999.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in 000s, except per share data)

1. Interim Period Reporting - The data contained in the February financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

2. Accounts Receivable

   Accounts receivable are comprised of the following:

                                                   February 29,       August 31,
                                                       2000              1999
                                                       ----              ----

Receivables assigned to factor                    $   58,953        $   98,470
Advances from factor                                  18,102            26,410
                                                      ------            ------
Due from factor                                       40,851            72,060
Unfactored accounts receivable                        18,391            10,599
Foreign accounts receivable                           28,501            37,461
Other receivables                                      5,900             3,924
Allowances for returns and discounts                 (41,764)         (39,614)
                                                     --------         --------
Net accounts receivable                           $   51,879        $   84,430
                                                  ==========        ==========


   Pursuant to a factoring agreement, the principal lending institution of Acclaim Entertainment, Inc. (together with its subsidiaries, collectively, the "Company"), acts as its factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At February 29, 2000, the factoring charge amounted to 0.25% of the receivables assigned. The Company's obligations to the lending institution are collateralized by all of the Company's and its North American subsidiaries' accounts receivable, inventories and equipment. The advances for factored receivables are made pursuant to a revolving credit and security agreement, which automatically renewed on January 31, 2000, on substantially the same terms. Pursuant to the terms of the agreement, which can be canceled by either party upon 90-days' notice, the Company is required to maintain specified levels of working capital and tangible net worth, among other covenants. As of February 29, 2000, the Company was in compliance with the covenants under its revolving credit facility except for the covenant prohibiting operating losses and the covenant related to its fixed charge ratio. The Company has received waivers from the lending institution.

   The Company draws down working capital advances and opens letters of credit (up to an aggregate maximum of $20 million) against the facility in amounts determined on a formula based on factored receivables, inventory and cost of imported goods under outstanding letters of credit. Interest is charged at the lending institution's prime lending rate plus one percent per annum (9.75% at February 29, 2000) on such advances.

   Pursuant to the terms of certain distribution, warehouse and credit and collection agreements, certain of the Company's accounts receivable are due from distributors. These receivables are not collateralized and as a result management continually monitors the financial condition of these distributors. No additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's accounts receivable. At February 29, 2000 and August 31, 1999, the balance due from distributors was approximately 12% and 17%, respectively, of gross accounts receivable. At February 29, 2000 and August 31, 1999, included in receivables assigned to factor is a balance due from one domestic retail customer of approximately 10% and 15%, respectively, of gross accounts receivable.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in 000s, except per share data)

3. Long Term Debt

   Long-term debt consists of the following:

                                                  February 29,    August 31,
                                                          2000        1999
                                                          ----        ----
   10% Convertible Subordinated Notes due 2002      $   49,750    $   49,750
   Mortgage note                                         1,569         1,931
                                                         -----         -----
                                                        51,319        51,681
   Less: current portion                                   724           724
                                                           ---           ---
                                                    $   50,595    $   50,957
                                                    ==========    ==========

   The 10% Convertible Subordinated Notes due 2002 (the "Notes") are convertible into shares of common stock of the Company ("Common Stock") prior to maturity, unless previously redeemed, at a conversion price of $5.18 per share, subject to adjustment under certain conditions. The Notes are redeemable in whole or in part, at the option of the Company (subject to the rights of holders of senior indebtedness) at 104% of the principal balance at any time through February 28, 2001, at 102% of the principal balance through February 28, 2002, and at 100% of the principal balance at maturity (March 1, 2002) in each case together with accrued interest.

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

                                                      Three Months Ended                   Six Months Ended
                                                         February 29,*                       February 29,*
                                                   1999             2000                 1999              2000
                                                   ----             ----                 ----              ----
Basic EPS Computation
---------------------
Net earnings(loss)                               $   14,520    $  (18,975)             $  24,807       $  (18,542)
                                                 ==========    ==========              ==========      ==========
Weighted average
common shares outstanding                            54,160        56,414                 53,527           56,260
Basic earnings(loss) per share                   $     0.27    $    (0.34)             $    0.46       $    (0.33)

Diluted EPS Computation
-----------------------
Net earnings(loss)                               $   14,520    $  (18,975)             $  24,807       $  (18,542)
10% Convertible Subordinated
Notes interest expense                                1,244        ------                  2,494           ------
                                                      -----        ------                  -----           ------
Adjusted net earnings                            $   15,764    $  (18,975)             $  27,301       $  (18,542)
                                                 ----------    ----------              ---------       ----------
Weighted average
common shares outstanding                            54,160        56,414                 53,527           56,260
Stock options and warrants                           10,391        ------                  9,431           ------
10% convertible subordinated notes                    9,605        ------                  9,605           ------
                                                      -----        ------                  -----           ------
Diluted common shares outstanding                    74,156        56,414                 72,563           56,260
                                                     ------        ------                 ------           ------
Diluted earnings(loss) per share                 $     0.21        (0.34)              $    0.38            (0.33)


The assumed conversion of the outstanding Notes was excluded from fiscal 2000 diluted earnings per share calculations since they were anti-dilutive.

* 28th in 1999

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in 000s, except per share data)

5. Acquisition

   On November 12, 1998 the Company acquired substantially all of the assets and liabilities of a distributor in Australia. The acquisition was accounted for as a purchase. Accordingly, the operating results are included in the Statements of Consolidated Operations from the acquisition date. The acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The consideration was comprised of (i) $638 in cash, of which $479 was paid at closing, and (ii) 206 shares of the Common Stock with a fair value of $1,796. In addition, the Company assumed $1,417 of liabilities. The total cost of the acquisition was $3,851, of which $1,244 was allocated to identified net tangible assets, primarily accounts receivable. The remaining $2,607 represents the excess of the purchase price over the fair value of the net assets acquired, which will be amortized on a straight-line basis over three years. The operating results of the distributor are insignificant to those of the Company.

6. Segment Information

   In August 1999, the Company adopted SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". The Company's chief operating decision-maker is the Company's Chief Executive Officer. The Company has three reportable segments: North America, Europe, and Pacific Rim, which are organized, managed and analyzed geographically and operate in one industry segment: the development, marketing and distribution of entertainment software. Information about the Company's operations for the quarter and six months ended February 29, 2000 and February 28, 1999 is presented below:


                                                      North                     Pacific
                                                     America        Europe        Rim          Eliminations          Total
                                                     -------        ------      -------        ------------          -----
Three Months Ended February 29, 2000
Net revenues from external
  customers                                           42,010        20,369        3,564               ---            65,943
Intersegment sales                                        69           815           34               (918)             ---
                                                          --           ---           --               -----             ---
Total net revenues                                    42,079        21,184        3,598               (918)          65,943

Interest income                                          997            60           11               ---             1,068
Interest expense                                       2,457            16          ---               ---             2,473
Depreciation and amortization                          2,839           181          256               ---             3,276
Segment operating profit (loss)                       (9,461)       (9,112)         282               ---           (18,292)

Three Months Ended February 28, 1999
Net revenues from external                            98,328        33,239        4,089               ---           135,656
  customers                                              247         1,747           16             (2,010)             ---
                                                         ---         -----           --             -------             ---
Intersegment sales                                    98,575        34,986        4,105             (2,010)         135,656
Total net revenues

Interest income                                          967            35            3                ---            1,005
Interest expense                                       2,147            52          ---                ---            2,199
Depreciation and amortization                          2,460           162          251                ---            2,873
Segment operating profit (loss)                       20,960        (4,454)        (208)               ---           16,298

                                                      North                     Pacific
                                                     America        Europe        Rim          Eliminations          Total
                                                     -------        ------      -------        ------------          -----
Six Months Ended February 29, 2000
Net revenues from external
  customers                                          106,108        52,982        8,005               ---           167,095
Intersegment sales                                       134         1,487           34             (1,655)             ---
                                                         ---         -----           --             -------             ---
Total net revenues                                   106,242        54,469        8,039             (1,655)         167,095

Interest income                                        2,005            71           16               ---             2,092
Interest expense                                       4,615            21            2               ---             4,638
Depreciation and amortization                          5,653           359          512               ---             6,524
Identifiable assets                                  173,492        15,335        5,814               ---           194,641
Segment operating profit (loss)                       (5,250)      (10,981)       1,020               ---           (15,211)

Six Months Ended February 28, 1999
Net revenues from external
  customers                                          168,238        67,034        5,215                ---          240,487
Intersegment sales                                        69           815           34               (918)             ---
                                                          --           ---           --               -----             ---
Total net revenues                                   168,307        67,849        5,249               (918)         240,487

Interest income                                        1,756            41            3                ---            1,800
Interest expense                                       4,510           103          ---                ---            4,613
Depreciation and amortization                          4,989           317          330                ---            5,636
Identifiable assets                                  154,266        27,965        7,888                ---          190,119
Segment operating profit (loss)                       34,741        (7,323)        (466)               ---           26,952

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following is intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1999 and presumes that readers have access to, and will have read, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Form 10-K.

   This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "believe," "anticipate," "think," "intend," "plan," "will be" and similar expressions identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of the Company are subject to certain risks and uncertainties, including those discussed in "Factors Affecting Future Performance" below at pages 17 to 23, which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview

   The Company develops, publishes, markets and distributes video and computer games for use with game consoles, both dedicated and portable, and PCs on a worldwide basis. The Company owns and operates five software development studios located in the U.S. and the U.K. where it develops its own software, and a motion capture studio in the U.S. From time to time, the Company hires independent developers to create software for it. The Company publishes, or releases to the public under its brand names, software developed by it as well as by third-party developers. The Company distributes its software directly in North America, the U.K., Germany, France, Spain and Australia. The Company also distributes software developed and published by third parties and develops and publishes (1) strategy guides relating to the Company's software and (2) comic book magazines.

   The video and computer games industry is characterized by rapid technological changes, which have resulted in successive introductions of increasingly advanced game consoles and PCs. As a result of the rapid technological shifts, no single game console or PC system has achieved long-term dominance in the video and computer games market. Therefore, the Company must continually anticipate game console cycles and its research and development group must develop programming tools and engines necessary for the development of software for emerging hardware systems.

   The Company's revenues have traditionally been derived from sales of software for the then popular game consoles. Accordingly, the Company's performance has been, and is expected in the future to be, materially adversely affected by platform transitions. As a result of the industry transition to 32-bit and 64-bit game consoles which commenced in 1995, the Company's software sales during fiscal 1996, 1997 and 1998 were significantly lower than in fiscal 1994 and 1995. The Company's inability to predict accurately the timing of such transition resulted in material losses in fiscal 1996 and 1997. The video and computer games industry is currently experiencing another platform transition from 32- and 64-bit to 128-bit game consoles and related software and online gaming. The Company believes that sales of new 32-bit and 64-bit hardware systems and related software have peaked and will continue to decrease substantially in future periods. This transition has resulted in industry-wide sales volume and pricing weakness which impacted the Company's first six months of fiscal 2000 and is anticipated to impact the Company for the balance of the fiscal year and possibly into fiscal 2001. The Company will release fewer titles for Nintendo's N64 in fiscal 2000 than it did in fiscal 1999 and does not anticipate releasing new N64 titles in fiscal 2001, as the Company shifts its resources to the development of new technologies and titles for the next generation systems. When the transition is complete the Company anticipates that the eventual installed base of 128-bit systems combined with the potential for online gaming will provide a larger market for its software. However, there can be no assurance that newly-introduced (e.g., Sega's Dreamcast console), or announced (e.g., Sony's PlayStation 2, Nintendo's Dolphin, and Microsoft's

X-BOX) 128-bit game consoles and online gaming will achieve commercial success similar to that of the 32-bit PlayStation or 64-bit N64 or the timing of such success, if achieved. See "Factors Affecting Future Performance - Industry Trends, Platform Transitions and Technological Change May Adversely Affect the Company's Revenues and Profitability."

   The rapid technological advances in game consoles have significantly changed the look and feel of software as well as the software development process. Currently, the process of developing software is extremely complex and the Company expects it to become more complex and expensive in the future with the advent of the more powerful next generation hardware systems. According to the Company's estimates, the average development time for a title is between 12 and 24 months and the average development cost for a title is between $1 and $3 million. Approximately 54% and 62% of the Company's gross revenues in the second quarter and first six months of fiscal 2000 was derived from software developed by its studios. See "Factors Affecting Future Performance - Increased Product Development Costs May Adversely Affect Profitability."

   The Company's revenues in any period are generally driven by the titles released by the Company in that period. In the past and in fiscal 2000, the Company has experienced delays in the introduction of new titles, which has had a negative impact on its results of operations. It is likely that some of the Company's titles will not be released in accordance with the Company's operating plans for a period, in which event its results of operations and profitability in that period would be negatively affected. See "Factors Affecting Future Performance - Revenues Are Dependent on Timely Introduction of New Titles."

   Retail sales of the Company's 32- and 64- bit software during the second quarter of fiscal 2000 and six months ended February 29, 2000 generally fell short of the Company's expectations due, in large part, to (1) the slowdown in the rate of growth for the main 32-bit and 64-bit hardware systems and the decline of the market for N64 software, (2) the Company's prior emphasis on the N64 platform, (3) lower-than-expected sales of certain of the Company's products and (4) delays in the introduction of new titles. In addition, the Company increased its sales allowances to address the effects on the Company of industry-wide weakness in cartridge-based hardware and software sales and slower-than-expected sales of certain products. The decline in sales was partially offset by revenues from software for the new Sega Dreamcast
128-bit platform.

   The Company recorded a loss of approximately $19 million in the second quarter of fiscal 2000, as compared to net earnings of $14.5 million in the second quarter of fiscal 1999 and a loss of $18.5 million for the six months ended February 29, 2000 as compared to net earnings of $24.8 million for the six months ended February 28, 1999. In addition to the factors discussed above, which significantly impacted net revenues (approximately $136 million for the first three months in fiscal 1999 as compared to $66 million for the same period in fiscal 2000, and approximately $167 million for the first six months in fiscal 2000 as compared to approximately $240 million for the same period in fiscal 1999), the Company's operating results for the second quarter and first six months of fiscal 2000 were also negatively impacted by increased research and development expenses.

   The Company's results of operations in the future will be dependent in large part on (1) the timing and rate of growth of the software market for 128-bit and other emerging game consoles and online gaming and (2) the Company's ability to identify, develop and publish software that performs well in the market place.

 Results of Operations

   The following table shows certain statements of consolidated operations data as a percentage of net revenues for the periods indicated:

                                            Three Months Ended                              Six Months Ended
                                              February 29,**                                 February 29,**
                                             2000           1999                           2000            1999
                                             ----           ----                           ----            ----

  Domestic revenues                          63.0           72.5                           62.7            71.5
  Foreign revenues                           37.0           27.5                           37.3            28.5
                                             ----           ----                           ----            ----
  Net revenues                              100.0          100.0                          100.0           100.0
  Cost of revenues                           51.7           50.3                           44.4            49.4
                                             ----           ----                           ----            ----
  Gross profit                               48.3           49.7                           55.6            50.6
                                             ----           ----                           ----            ----
  Marketing and sales                        30.5           15.8                           27.6            16.2
  General and administrative                 24.1           13.5                           19.6            13.8
  Research and development                   21.4            8.4                           17.5             9.4
                                             ----            ---                           ----             ---
  Total operating expenses                   76.0           37.7                           64.7            39.4
                                             ----           ----                           ----            ----
  Earnings (loss) from operations           (27.7)          12.0                           (9.1)           11.2
  Other (expense) income, net                (1.7)          (0.9)                          (1.2)           (0.4)
                                             -----          -----                          -----           -----
  Earnings(loss) before income taxes        (29.4)          11.1                          (10.3)           10.8
  Net earnings(loss)                        (28.7)          10.7                          (11.0)           10.3


Net Revenues

The Company's gross revenues were derived from the following product categories:

                            Three Months Ended              Six Months Ended
                              February 29,**                  February 29,**
                            2000*      1999*                2000*      1999*
                            -----      -----                -----      -----
Portable software           8.0%       5.0%                 6.0%       4.0%
 32-bit software            28.0%       9.0%                34.0%      19.0%
 64-bit software            37.0%      79.0%                32.0%      70.0%
 128-bit software           17.0%      -----                21.0%      -----
 Computer games software     8.0%       6.0%                 6.0%       6.0%
 Other                       2.0%       1.0%                 1.0%       1.0%

 * The numbers in this chart do not give effect to sales credits and allowances granted by the Company since the Company does not track such credits and allowances by product category. Accordingly, the numbers presented may vary materially from those that would be disclosed if the Company were able to present such information as a percentage of net revenues.

** 28th in 1999

   The decrease in the Company's net revenues from approximately $136 million for the quarter ended February 28, 1999 to approximately $66 million for the quarter ended February 29, 2000 was predominantly due to reduced sales of 64-bit software and increased sales allowances for price protection and concessions relating primarily to 32-bit and 64-bit software. In addition, net revenues were further impacted by the delays in the introduction of new titles. These decreases were partially offset by sales of the Company's Dreamcast-related software which aggregated approximately 21% of gross revenues for the six months ended February 29, 2000.

   The Company anticipates that titles currently scheduled for introduction in the third and fourth quarters of fiscal 2000 will be shipped as announced; however, no assurance can be given that these titles will be released in accordance with such announcements. Assuming timely shipment of the Company's titles, the Company's fiscal 2000 revenues are anticipated to be lower than its fiscal 1999 revenues and the Company anticipates a net loss for fiscal 2000, as discussed in the March 17, 2000 press release issued by the Company. However, if the Company does not release and sell new titles as planned in fiscal 2000, the Company's net revenues would be further adversely impacted and the Company could incur further losses from operations.

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

   In the quarter ended February 29, 2000, ECW Hardcore (for multiple platforms), Supercross 2000 (for N64) and South Park Rally ( for N64 and Play Station) accounted for approximately 27%, 6%, and 15%, respectively, of the Company's gross revenues. In the quarter ended February 28, 1999, Turok 2: Seeds of Evil (for multiple platforms) and South Park (for N64) accounted for approximately 50% and 22%, respectively , of the Company's gross revenues.

   For the six months ended February 29, 2000, ECW Hardcore, South Park Rally, South Park Luv Shack, and WWF Attitude (for multiple platforms) accounted for approximately 11%, 7%, 10% and 15%, respectively, of the Company's gross revenues. For the six months ended February 29, 1999, Turok 2: Seeds of Evil (for multiple platforms), WWF War Zone (for multiple platforms), South Park (for
N64) and NFL Quarterback Club 99 (for N64) accounted for approximately 28%, 17%, 13% and 11%, respectively, of the Company's gross revenues.

   The Company is substantially dependent on the hardware platform developers as the sole developers of the platforms marketed by them, as the sole licensors of the proprietary information and technology needed to develop software for those hardware platforms and, in the case of Nintendo and Sony, as the sole manufacturers of software for the hardware platforms marketed by them. For the quarters ended February 29, 2000 and February 28, 1999, the Company derived 37% and 79% of its gross revenues, respectively, from sales of Nintendo compatible software and 28% and 9% of its gross revenues, respectively, from sales of software for PlayStation. For the six months ended February 29, 2000 and 1999, the Company derived 32% and 70% of its gross revenues, respectively, from sales of Nintendo-compatible software and 34% and 19% of its gross revenues, respectively, from sales of software for PlayStation. The Company has also derived 17% and 21% of gross revenues from sales of software for the Sega Dreamcast platform for the quarter and six months ended February 29, 2000. Sales from this platform were not significant in 1999.

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

   Gross profit decreased from $67.4 million (50% of net revenues) for the quarter ended February 28, 1999 to $31.8 million (48% of net revenues) for the quarter ended February 29, 2000 and from $121.8 million (51% of net revenues) for the six months ended February 28, 1999 to $93.0 million (56% of net revenues) for the six months ended February 29, 2000. The dollar decrease is predominantly due to the decreased sales levels from all platforms. The percentage decrease for the quarter is attributable to a higher percentage of cartridge software, and the percentage increase for the six months ended February 29, 2000 is attributable to higher percentages of sales of CD software during the period.

   Management anticipates that the Company's future gross profit will be affected principally by (1) the Company's product mix and (2) the levels of product returns, price protection and concessions in respect of its software.

Operating Expenses

   Marketing and sales expenses decreased from $21.4 million (16% of net revenues) for the quarter ended February 28, 1999 to $20.2 million (31% of net revenues) for the quarter ended February 29, 2000 and increased from $38.9 million (16% of net revenues) for the six months ended February 28, 1999 to $46.3 million (28% of net revenues) for the six months ended February 29, 2000. The six month increase is primarily attributable to increased selling and advertising expenses.

   General and administrative expenses decreased from $18.3 million for the quarter ended February 28, 1999 to $15.9 million for the quarter ended February 29, 2000 and from $33.2 million for the six months ended February 28, 1999 to $32.8 million for the six months ended February 29, 2000. The decrease is primarily attributable to decreased variable expenses. The Company is considering various cost reduction initiatives in an effort to further control its expenses relative to revenue and to reallocate its resources to research and development in preparation for the transition to the next generation systems.

   Research and development expenses increased from $11.5 million for the quarter ended February 28, 1999 to $14.1 million for the quarter ended February 29, 2000 and from $22.7 million (9% of net revenues) for the six months ended February 28, 1999 to $29.1 million (18% of net revenues) for the six months ended February 29, 2000. The increase is primarily attributed to increased personnel costs at the Company's studios and higher external development costs.

   Due to the Company's planned release of a higher number of titles, the Company's preparations for releasing titles across all the new platforms and an increase in development expenses related to the next generation of platforms, the Company anticipates that its future research and development expenses will continue to increase, in dollars and as a percentage of revenues. See "Factors Affecting Future Performance-Increased Product Development Costs May Adversely Affect Profitability."

   Interest income increased slightly in the three and six months ended February 29, 2000 as compared to the three and six months ended
February 28, 1999.

   As of August 31, 1999, the Company had a U.S. tax net operating loss carryforward of approximately $90 million. The provision for income taxes of $1.3 million for the first six months of fiscal 2000 primarily relates to state and foreign taxes.

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

Liquidity and Capital Resources

   The Company derived net cash from operating activities of approximately $40 million and used net cash of approximately $(10) million during the six months ended February 28, 1999 and February 29, 2000, respectively. The decrease in net cash from operating activities in the first half of fiscal 2000 is primarily attributable to losses from operations in fiscal 2000.

   The Company used net cash in investing activities of approximately $4 million and $10 million during the six months ended February 28, 1999 and February 29, 2000, respectively. The increase in net cash used in investing activities in the first half of fiscal 2000 is primarily attributable to the acquisition of fixed assets.

   The Company derived cash from financing activities of approximately $5 million and $1 million during the six months ended February 28, 1999 and February 29, 2000. The decrease in net cash provided by financing activities during the six months ended February 29, 2000 is due to lower amounts of proceeds from the exercise of stock options and warrants.

   The Company generally purchases its inventory of Nintendo software by opening letters of credit when placing the purchase order. At February 29, 2000, the amount outstanding under letters of credit was approximately $14.5 million. Other than such letters of credit, the Company does not currently have any material operating or capital expenditure commitments.

   The Company has a revolving credit and security agreement with GMAC, its principal domestic lending institution, which agreement was renewed on January 31, 2000, on substantially the same terms. The credit agreement automatically renews for another year by its terms, unless terminated upon 90 days' prior notice by either party. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined on a formula based on factored receivables and inventory, which advances are secured by the Company's assets. GMAC also acts as the Company's factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At February 29, 2000, the factoring charge was 0.25% of the receivables assigned and the interest on advances was at GMAC's prime rate plus one percent. As of February 29, 2000, the Company was in compliance with the covenants under its revolving credit facility except the covenant prohibiting operating losses, and the covenant relating to its fixed charge ratio. The Company has received waivers from the lending institution. See Note 2 of Notes to Consolidated Financial Statements.

   The Company also has a financing arrangement relating to the mortgage on its corporate headquarters. At February 29, 2000, the outstanding principal balance of the loan was $1.6 million.

   Management believes that the Company's cash and cash equivalents at February 29, 2000 and projected cash flows or the level of expenses from operations in fiscal 2000 will be sufficient to cover its current or projected reduced operating expenses and such current obligations as are required to be paid in fiscal 2000. However, no assurance can be given as to the sufficiency of such cash flows in fiscal 2000 and beyond. The Company's future liquidity will be materially dependent on its ability to develop, publish and distribute software for game consoles that are popular or which the Company believes will become popular. There can be no assurance that the Company will be able to develop and publish successful software for these new game consoles. See "Factors Affecting Future Performance - If Cash Flows from Operations Are Not Sufficient to Meet the Company's Needs, It May be Forced to Sell Assets, Refinance Debt or Downsize Operations."

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

Revenues Are Dependent on Timely Introduction of New Titles

   The life cycle of a new title generally ranges from less than three months to upwards of 12 months, with the majority of sales occurring in the first 30 to 120 days after release. Therefore, the Company is constantly required to introduce new titles in order to generate revenues and/or to replace declining revenues from older titles. In the past and in fiscal 2000, the Company has experienced delays in the introduction of new titles, which has had a negative impact on its results of operations. If the Company does not introduce titles in accordance with its operating plans for a period, its results of operations and profitability in that period could be negatively affected.

   The timely shipment of a new title depends on various factors including:

   o  the development process;
   o  bug testing;
   o  approval by hardware licensors; and
   o  approval by third-party licensors.

   It is likely that some of the Company's titles will not be released in accordance with the Company's operating plans. A significant delay in the introduction of one or more new titles could negatively affect sales and have a negative impact on the Company's financial condition and results of operations, as has been the case in the past.

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

Industry Trends, Platform Transitions and Technological Change May Adversely Affect The Company's Revenues and Profitability

   The life cycle of existing game consoles and the market acceptance and popularity of new game consoles significantly affects the success of the Company's products. The Company cannot guarantee that it will be able to predict accurately the life cycle or popularity of each game console. If the Company:

   o does not develop software for game consoles that achieve significant market acceptance;
   o discontinues development of software for a game console that has a longer-than-expected life cycle;
   o develops software for a game console that does not achieve a significant installed base; or
   o continues development of software for a game console that has a shorter-than-expected life cycle,

it will experience losses from operations, as it did in fiscal 1996 and 1997 and the first six months of fiscal 2000.

   In addition, the cyclical nature of the video and computer games industry requires the Company continually to adapt its software development efforts to emerging hardware systems as discussed in the March 17, 2000 press announcement. The Company believes that the market for N64 and PlayStation hardware and software has peaked. Sega has introduced a 128-bit game console, Dreamcast, and both Sony and Nintendo have announced plans to introduce 128-bit game consoles and Microsoft has announced plans to introduce its X-Box. No assurance can be given that these new game consoles or online gaming will achieve commercial success similar to and/or installed bases comparable to that of the 32-bit PlayStation or 64-bit N64, or as to the timing of such success. In addition, the Company cannot guarantee that it will be successful in developing and publishing software for these new game consoles.

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

   The Company believes that, at February 29, 2000, its allowances for future returns, exchanges and price protection and concessions are adequate. However, the Company cannot guarantee the adequacy of its current or future allowances.

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

   Substantially all of the Company's revenues have historically been derived from sales of software for game consoles. In the first six months of fiscal 1999 and 2000, the Company derived:


   o approximately 74% and 38%, respectively, of gross revenues from the sale of Nintendo-compatible software;
   o approximately 19% and 34%, respectively, of gross revenues from the sale of PlayStation software; and
   o approximately 2% and 21%, respectively, of gross revenues from the sale of Sega-compatible software.

   If the Company cannot obtain licenses to develop software from developers of new game consoles or if any of its existing license agreements are terminated, the Company will not be able to release software for those game consoles, which would have a negative impact on its results of operations and profitability. The Company cannot assure stockholders that, at the end of their current terms, it will be able to obtain extensions or that it will be successful in negotiating definitive license agreements with developers of new game consoles.

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

Increased Product Development Costs May Adversely Affect Profitability

   The Company's research and development expenses increased from $22.7 million (approximately 9% of net revenues) for the six months ended February 28, 1999 to $29.1 million (approximately 17% of net revenues) for the six months ended February 29, 2000. The Company anticipates that its future research and development expenses will continue to increase due to the Company's planned release of a higher number of titles, its preparations to release titles across all the next generation platforms and increased development expenses related to the next generation of platforms. The Company anticipates that its profitability will be negatively impacted by such increased expenses as revenues decline during the transition to the next generation platforms.

Inability to Procure Commercially Valuable Intellectual Property Licenses May Prevent Product Releases or Result in Reduced Product Sales

   The Company's titles often embody trademarks, tradenames, logos or copyrights licensed to it by third parties, such as the NBA, the NFL or their respective players' associations, and Comedy Central. The Company may not be successful in acquiring or renewing licenses to property rights with significant commercial value. The loss of one or more of these licenses could prevent the Company's release of a title or limit its economic success. For example, the Company's license for the WWF properties expired in November 1999 and was not renewed. Sales of titles using WWF properties aggregated 18% of gross revenues in the six months ended February 28, 1999 as compared to 15% for the period ended February 29, 2000. In addition, the Company cannot assure stockholders that these licenses will be available on reasonable terms or at all.

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

   As each hardware cycle matures, significant price competition and reduced profit margins may result and the Company anticipates this in fiscal 2000 and fiscal 2001. In addition, competition from new technologies may reduce demand in markets in which the Company has traditionally competed. If there is prolonged price competition or reduced demand as a result of competing technologies, the Company's operations and liquidity could be negatively impacted.

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

Fluctuations in Quarterly Operating Results Lead to Unpredictability of Revenues and Income

   The timing of release of new titles can cause material quarterly revenues and earnings fluctuations. A significant portion of revenues in any quarter is often derived from sales of new titles introduced in that quarter or in the immediately preceding quarter. If the Company is unable to begin volume shipments of a significant new title during the scheduled quarter, its revenues and earnings will be negatively affected in that quarter. In addition, because a majority of the unit sales for a title typically occur in the first 30 to 120 days following its introduction, revenues and earnings may increase significantly in a period in which a major title is introduced and may decline in the following period or in periods in which there are no major title introductions.

   Quarterly operating results also may be materially impacted by factors including (1) the level of market acceptance or demand for titles and (2) the level of development and/or promotion expenses for a title. Consequently, if net revenues in a period are below expectations, the Company's operating results and financial position in that period are likely to be affected negatively, as occurred in the first six months of fiscal 2000.

If Cash Flows from Operations Are Not Sufficient to Meet The Company's Needs, It May be Forced to Sell Assets, Refinance Debt or Downsize Operations

   The Company generally experienced negative cash flows from operations in fiscal 1996 and 1997. As a result, in those years, the Company sold assets, refinanced debt and downsized operations. Insufficient liquidity in the future may require the Company to take similar actions. The Company is considering various cost reduction initiatives in an effort to further control its expenses relative to revenue and to reallocate its resources to research and development in preparation for the transition to the next generation systems. The Company believes that its cash and cash equivalents at February 29, 2000 and projected cash flows from operations in fiscal 2000 will be sufficient to cover its current and projected reduced operating expenses and the current obligations it must pay in fiscal 2000. See "-- Industry Trends, Platform Transitions and Technological Change May Adversely Affect The Company's Revenues and Profitability" above. However, the Company cannot assure investors that its operating expenses and current obligations will be significantly less than the cash flows available in fiscal 2000 or thereafter.

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

   As of February 29, 2000 the Company was in compliance with the covenants contained in its bank agreements except the covenant prohibiting operating losses and the covenant related to its fixed charge ratio. The Company has received waivers from its lender.

   The Company expects to comply with the other covenants in its bank agreements and in the indenture but cannot guarantee that it will be able to do so. In addition, factors beyond the Company's control may result in future covenant defaults or a payment default. The Company may not be able to obtain waivers of any future default. If the Company becomes insolvent, is liquidated or reorganized, after payment to the creditors, there may be insufficient assets remaining for a distribution to stockholders.

   In order to meet its debt service obligations, from time to time the Company also depends on dividends, advances and transfers of funds from its subsidiaries. State and foreign law regulate the payment of dividends by these subsidiaries, which is also subject to the terms of existing bank agreements and the indenture governing its outstanding convertible notes. A significant portion of the Company's assets, operations, trade payables and indebtedness is located at these subsidiaries. The creditors of the subsidiaries would generally recover from these assets on the obligations owed to them by the subsidiaries before any recovery by the Company's creditors and before any assets are distributed to stockholders.

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

   In particular, the Company is highly dependent upon the management services of Gregory Fischbach, co-chairman of the board and chief executive officer, and James Scoroposki, co-chairman of the board and senior executive vice president. If the Company were to lose either of their services, its business would be negatively impacted. Although the Company has employment agreements with Messrs. Fischbach and Scoroposki through August 2000, they may leave or compete with the Company in the future. If the Company is unable to attract additional qualified employees or retain the services of key personnel, its business could be negatively impacted.

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

   The Company is also subject to anti-takeover provisions of Delaware corporate law, which may impede a tender offer, change in control or takeover attempt that is opposed by the board. In addition, employment arrangements with some members of management provide for severance payments upon termination of their employment if there is a change in control.

Stock Price Is Volatile and Stockholders May Not Be Able to Recoup Their Investment

   There is a history of significant volatility in the market prices of companies engaged in the software industry, including the Company. Movements in the market price of the Company's common stock from time to time have negatively affected stockholders' ability to recoup their investment in the stock. The price of the Company's common stock is likely to continue to be highly volatile, and stockholders may not be able to recoup their investment. If the Company's future revenues, profitability or product releases do not meet expectations, the price of the Company's common stock may be negatively affected.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   The Company has not entered into any significant financial instruments for trading or hedging purposes.

   The Company's earnings are affected by fluctuations in the value of its subsidiaries' functional currency as compared to the currencies of its foreign denominated sales and purchases. The results of operations of the Company's subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which the Company transacts business. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. At February 29, 2000, the Company's foreign currency translation adjustment is not material and, for the six months ended February 29, 2000, net foreign currency transaction losses were insignificant. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.

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

ACCLAIM ENTERTAINMENT, INC.




By: Gregory E. Fischbach                   April 13, 2000
    --------------------
    Gregory E. Fischbach
    Co-Chairman of the Board;
    Chief Executive Officer;
    President; Director




By: William G. Sorenson                    April 13, 2000
    -------------------
    William G. Sorenson
    Executive Vice President and
    Chief Financial Officer
    (principal financial and
    accounting officer)

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 2, 2000, at the annual meeting of stockholders of the Company, the stockholders (1) elected the following directors: Gregory E. Fischbach (by a vote of 45,551,444 shares for and 2,721,398 shares withheld); James R. Scoroposki (by a vote of 44,334,293 shares for and 3,938,549 shares withheld); Kenneth L. Coleman (by a vote of 43,299,275 shares for and 4,973,567 shares withheld); Bernard J. Fischbach (by a vote of 43,955,658 shares for and 4,317,184 shares withheld); Robert H. Groman (by a vote of 43,284,589 shares for and 4,988,253 shares withheld); James Scibelli (by a vote of 45,438,362 shares for and 2,834,480 shares withheld); and Michael Tannen (by a vote of 44,745,485 shares for and 3,527,357 shares withheld); and (2) ratified the appointment of KPMG LLP as independent auditors of the

Company for the year ending August 31, 2000 by a vote of 46,755,203 shares for, 1,375,189 shares against, and absentions with respect to 144,727 shares.

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

Exhibit No.                              Description

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

 10.10* Confidential License Agreement between Nintendo of America and the Company, effective as of February 20, 1997 (incorporated by reference to Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998 (File No. 0-16986))

 27          Financial Data Schedule

---------------
* Confidential treatment has been granted with respect to certain portions of this exhibit, which have been omitted therefrom and have been separately filed with the Commission.

+    Management contract or compensatory plan or arrangement.



(b)  Reports on Form 8-K

     None.