Form 10-Q
period 2000-05-31
ACCLAIM ENTERTAINMENT INC
filed 2000-07-17
CIK 804888

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2000

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No __
                                       ---

As at July 14, 2000, approximately 56 million shares of common stock of the Registrant were issued and outstanding.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in 000s, except per share data)

                                                                       (Unaudited)
                                                                         May 31,         August 31,
                                                                           2000             1999
                                                                           ----             ----
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                $  29,046          $  74,421
Accounts receivable - net                                                   11,423             84,430
Inventories                                                                 11,006             15,565
Prepaid expenses                                                            13,121             14,870
                                                                         ---------          ---------
TOTAL CURRENT ASSETS                                                        64,596            189,286
                                                                         =========          =========

OTHER ASSETS
Fixed assets - net                                                          45,806             32,694
Excess of cost over fair value of net assets acquired - net of
accumulated amortization of $23,706, and $22,058, respectively              19,315             21,199
Other assets                                                                 3,777              1,659
                                                                         ---------          ---------
TOTAL ASSETS                                                             $ 133,494          $ 244,838
                                                                         =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Trade accounts payable                                                   $  24,752          $  47,298
Accrued expenses                                                            77,762            103,663
Income taxes payable                                                         3,104              7,692
Current portion of long-term debt                                              724                724
Obligations under capital leases - current                                     323                518
                                                                         ---------          ---------
TOTAL CURRENT LIABILITIES                                                  106,665            159,895
                                                                         =========          =========

LONG-TERM LIABILITIES
Long-term debt                                                              56,231             50,957
Obligations under capital leases - noncurrent                                  711                775
Other long-term liabilities                                                  1,357              1,852
                                                                         ---------          ---------
TOTAL LIABILITIES                                                          164,964            213,479
                                                                         =========          =========

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $0.01 par value; 1,000 shares authorized;
none issued                                                                   --                 --
Common stock, $0.02 par value; 100,000 shares authorized;
56,544 and 56,033 shares issued, respectively                                1,131              1,121
Additional paid in capital                                                 213,333            207,273
Accumulated deficit                                                       (241,339)          (173,122)
Treasury stock, 551 and 537 shares, respectively                            (3,338)            (3,262)
Accumulated other comprehensive income                                      (1,257)              (651)
                                                                         ---------          ---------
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                       (31,470)            31,359
                                                                         =========          =========

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)
EQUITY                                                                   $ 133,494          $ 244,838
                                                                         =========          =========


See notes to consolidated financial statements.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                        (in 000s, except per share data)


                                   Three Months Ended      Nine Months Ended
                                        May 31,                 May 31,
                                    2000        1999        2000         1999
                                    ----        ----        ----         ----
NET REVENUES                     $  4,842    $ 80,047    $ 171,937    $ 320,535
COST OF REVENUES                   11,383      36,778       85,504      155,508
                                 --------    --------    ---------    ---------
GROSS PROFIT (LOSS)                (6,541)     43,269       86,433      165,027
                                 --------    --------    ---------    ---------
OPERATING EXPENSES
Marketing and sales                10,861      15,908       57,112       54,795
General and administrative         14,844      16,110       47,633       49,294
Research and development           16,535      11,810       45,680       34,544
Litigation settlement                  --      (1,753)          --       (1,753)
                                 --------    --------    ---------    ---------
TOTAL OPERATING EXPENSES           42,240      42,075      150,425      136,880
                                 --------    --------    ---------    ---------

EARNINGS(LOSS) FROM OPERATIONS    (48,781)      1,194      (63,992)      28,147
                                 --------    --------    ---------    ---------

OTHER INCOME (EXPENSE)
Interest income                       948       1,103        3,041        2,904
Interest expense                   (1,297)     (1,396)      (3,906)      (4,245)
Other income (expense)                 83        (443)      (1,410)        (466)
                                 --------    --------    ---------    ---------
EARNINGS (LOSS)
BEFORE INCOME TAXES               (49,047)        458      (66,267)      26,340
                                 --------    --------    ---------    ---------
PROVISION FOR INCOME TAXES            628         359        1,950        1,434
                                 --------    --------    ---------    ---------
NET EARNINGS (LOSS)               (49,675)   $     99      (68,217)   $  24,906
                                 ========    ========    =========    =========

BASIC EARNINGS(LOSS) PER SHARE   ($  0.88)   $   0.00    ($   1.21)   $    0.46
                                 --------    --------    ---------    ---------

DILUTED EARNINGS(LOSS) PER
SHARE                            ($  0.88)   $   0.00    ($   1.21)   $    0.40
                                 --------    --------    ---------    ---------


See notes to consolidated financial statements

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
           STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIENCY)
                        (in 000s, except per share data)

                                        Preferred Stock (1)         Common Stock
                                        -------------------       ----------------
                                               Issued                  Issued
                                               ------                  ------           Additional
                                                                                          Paid-In          Deferred      Accumulated
                                        Shares       Amount       Shares     Amount       Capital        Compensation      Deficit
                                        ------       ------       ------     ------       -------        ------------      -------
Balance August 31, 1998                   ----         ----       52,634     $ 1,053     $ 193,178        $ (3,533)       $(209,180)
                                        ------       ------       ------     -------     ---------        --------        ---------

Net Earnings                              ----         ----         ----        ----          ----            ----           36,058
Issuances of Common Stock                 ----         ----          206           4         1,792            ----             ----
Issuance of Warrants for
   Litigation Settlements                 ----         ----         ----        ----         1,700            ----             ----
Subordinated Notes Conversion             ----         ----           48           1           249            ----             ----
Cancellations of Options                  ----         ----         ----        ----          (552)            552             ----
Issuance of Common Stock for
   Deferred Compensation                  ----         ----          400           8         3,167          (3,169)            ----
Deferred Compensation Expense             ----         ----         ----        ----          ----           3,497             ----
Exercise of Stock Options                 ----         ----         ----        ----          ----            ----             ----
   and Warrants                           ----         ----        2,631          52         9,085            ----             ----
Escrowed Shares Received                  ----         ----          (69)         (1)            1            ----             ----
Issuance of Common Stock Under
   Employee Stock Purchase Plan           ----         ----          183           4         1,306            ----             ----
Foreign Currency Translation Loss         ----         ----         ----        ----          ----            ----             ----
                                        ------       ------      -------     -------     ---------        --------        ---------

Balance August 31, 1999                   ----         ----       56,033       1,121       209,926          (2,653)        (173,122)
                                        ------       ------      -------     -------     ---------        --------        ---------

Net Loss                                  ----         ----         ----        ----          ----            ----          (68,217)
Issuances and Escrowed Shares
   Received                               ----         ----           (6)         (1)          (76)           ----             ----
Cancellations of Options                  ----         ----         ----        ----           (54)             54             ----
Deferred Compensation Expense             ----         ----         ----        ----          ----           1,483             ----
Issuance of Warrants for
   Litigation Settlement                  ----         ----         ----        ----         2,550            ----             ----
Exercise of Stock Options
   and Warrants                           ----         ----          426           9         1,552            ----             ----
Issuance of Common Stock Under
   Employee Stock Purchase Plan           ----         ----           91           2           551            ----             ----
Foreign Currency Translation Loss         ----         ----         ----        ----          ----            ----             ----
                                        ------       ------      -------     -------     ---------        --------        ---------
Balance May 31, 2000                      ----         ----       56,544      $1,131     $ 214,449         $(1,116)       $(241,339)
                                        ------       ------      -------     -------     ---------        --------        ---------


                                                          Accumulated
                                                             Other                        Comprehensive
                                             Treasury     Comprehensive                   -------------
                                              Stock          Income             Total      Income(Loss)
                                              -----          ------             -----      ------------
Balance August 31, 1998                     $ (3,103)       $   (188)         $(21,773)       ----
                                            --------        --------          --------      ------

Net Earnings                                    ----            ----            36,058      36,058
Issuances of Common Stock                       ----            ----             1,796        ----
Issuance of Warrants for
   Litigation Settlements                       ----            ----             1,700        ----
Subordinated Notes Conversion                   ----            ----               250        ----
Cancellations of Options                        ----            ----              ----         552
Issuance of Common Stock for
   Deferred Compensation                        ----            ----                 6        ----
Deferred Compensation Expense                   ----            ----             3,497        ----
Exercise of Stock Options                       ----            ----              ----        ----
   and Warrants                                 ----            ----             9,137        ----
Escrowed Shares Received                        (159)           ----              (159)       ----
Issuance of Common Stock Under
   Employee Stock Purchase Plan                 ----            ----             1,310        ----
Foreign Currency Translation Loss               ----            (463)             (463)       (463)
                                            --------        --------          --------      ------

Balance August 31, 1999                       (3,262)           (651)           31,359      $35,595
                                            --------        --------          --------      -------

Net Loss                                        ----            ----           (68,217)     (68,217)
Issuances and Escrowed Shares
   Received                                      (76)           ----              (153)       ----
Cancellations of Options                        ----            ----              ----        ----
Deferred Compensation Expense                   ----            ----             1,483        ----
Issuance of Warrants for
   Litigation Settlement                        ----            ----             2,550        ----
Exercise of Stock Options
   and Warrants                                 ----            ----             1,561        ----
Issuance of Common Stock Under
   Employee Stock Purchase Plan                 ----            ----               553        ----
Foreign Currency Translation Loss               ----            (606)             (606)       (606)
                                            --------        --------          --------      ------
Balance May 31, 2000                        $ (3,338)       $ (1,257)         $(31,470)   $(67,611)
                                            --------        --------          --------    --------

(1) The Company is authorized to issue 1,000 shares of preferred stock at a par value of $0.01 per share, none of which shares is presently issued and outstanding.
(2) Amounts for the nine months ended May 31, 2000 are unaudited.


See notes to consolidated financial statements.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (in 000s, except per share data)

                                                                     Nine Months Ended
                                                                          May 31,
                                                                     2000        1999
                                                                     ----        ----
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES
Net earnings (loss)                                                ($68,217)   $ 24,906
                                                                   --------    --------

Adjustments to reconcile net earnings (loss)
  to net cash provided by (used in) operating activities:
  Depreciation and amortization                                       9,692       8,571
  Provision for returns and discounts                                59,743      49,306
  Deferred compensation expense                                       1,483       2,890
  Non-cash royalty charges                                              951       1,363
  Non-cash compensation expense                                         145         285
  Non-cash litigation settlement                                         --      (1,753)
  Other non-cash items                                                 (324)         40

Change in assets and liabilities, net of effects of acquisition:
  Accounts receivable                                                11,363     (32,258)
  Inventories                                                         4,297      (7,283)
  Prepaid expenses                                                      876       1,627
  Trade accounts payable                                            (21,678)      7,667
  Accrued expenses                                                  (29,565)     (5,136)
  Income taxes payable                                                 (694)         52
  Other long-term liabilities                                         5,679      (1,480)
                                                                   --------    --------
Total adjustments                                                    41,968      23,891
                                                                   --------    --------

NET CASH(USED IN) PROVIDED BY OPERATING ACTIVITIES                 $(26,249)   $ 48,797
                                                                   --------    --------

CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES
Acquisition of subsidiary, net of cash acquired                          --        (421)
Acquisition of fixed assets, excluding capital leases               (21,480)     (6,857)
Proceeds from disposals of fixed assets                                 606         119
Acquisition of other assets                                             (16)       (112)
Disposal of other assets                                                521         158
                                                                   --------    --------
NET CASH USED IN INVESTING ACTIVITIES                               (20,369)     (7,113)
                                                                   --------    --------

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Continued)
                        (in 000s, except per share data)

                                                                         Nine Months Ended
                                                                              May 31,
                                                                         2000        1999
                                                                         ----        ----
CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES
Payment of mortgage                                                    $   (543)   $   (543)
Payment of short-term bank loans                                             --         (16)
Exercise of stock options and warrants                                    1,561       6,608
Proceeds from Employee Stock Purchase Plan                                  408         310
Payment of obligations under capital leases                                (418)       (711)
Issuance of common stock                                                     --           6
Other                                                                       (77)       (159)
                                                                       --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   931       5,495
                                                                       --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     312         206
                                                                       --------    --------

NET INCREASE/(DECREASE) IN
CASH AND CASH EQUIVALENTS                                               (45,375)     47,385

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         74,421      47,273
                                                                       --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $29,046    $ 94,658
                                                                       ========    ========

Supplemental schedule of noncash investing and financing activities:

                                                                         2000        1999
                                                                         ----        ----

Acquisition of equipment under capital leases                          $    250    $     58
Conversion of subordinated notes to common stock                             --    $    250

Cash paid during the period for:
     Interest                                                          $  7,002    $  6,610
     Income taxes                                                      $  2,429    $  2,095

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

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (in 000s, except per share data)

1. Interim Period Reporting

         The data contained in the May financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

2. Accounts Receivable

         Accounts receivable are comprised of the following:

                                                  May 31,         August 31,
                                                   2000              1999
                                                   ----              ----
Receivables assigned to factor                   $ 24,325         $ 98,470
Advances from factor                               12,938           26,410
                                                   ------           ------
Due from factor                                    11,387           72,060
Unfactored accounts receivable                     17,699           10,599
Foreign accounts receivable                         9,020           37,461
Other receivables                                   2,880            3,924
Allowances for returns and discounts              (29,563)         (39,614)
                                                 --------         --------
Net accounts receivable                          $ 11,423         $ 84,430
                                                 ========         ========

         Pursuant to a factoring agreement, the principal lending institution of Acclaim Entertainment, Inc., (together with its subsidiaries, collectively, the "Company"), acts as its factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At May 31, 2000, the factoring charge amounted to 0.25% of the receivables assigned. The Company's obligations to the lending institution, GMAC, are collateralized by all of the Company's and its North American subsidiaries' accounts receivable, inventories and equipment. The advances for factored receivables are made pursuant to a revolving credit and security agreement, which expires on August 31, 2003 but automatically renews for additional one-year periods, unless terminated upon 90-days' notice by either party. GMAC has advanced additional interim funding above the standard loan agreement formula. The excess borrowing is at GMAC's discretion, and the Company is obligated to repay the entire amount of such excess borrowing, and thereafter remain within the current borrowing formula, by November 30, 2000, or at any earlier time if demanded by GMAC.

         Pursuant to the terms of the agreement, the Company is required to maintain specified levels of working capital and tangible net worth, among other covenants. As of May 31, 2000, the Company was not in compliance with certain of the financial covenants under its revolving credit facility. The Company has received waivers regarding this non-compliance from GMAC.

         The Company draws down working capital advances and opens letters of credit (up to an aggregate maximum of $20 million) against the facility in amounts determined on a formula based on factored receivables, inventory and cost of imported goods under outstanding letters of credit. Interest is charged at the lending institution's prime lending rate plus one percent per annum (10% at May 31, 2000) on such advances.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (in 000s, except per share data)

         Subject to GMAC and certain of the Company's subsidiaries executing definitive documentation, certain of the Company's European subsidiaries have reached an agreement in principle to amend their current receivable facility under which GMAC will provide account receivables financing of up to the lesser of $18 million and 70% of eligible receivables related to the Company's international operations. The proposed interest rate is 2% above LIBOR. This amended credit facility (to be secured by the factored accounts receivables and the assets of such subsidiaries) would have an initial term of three years automatically renewing for additional one-year periods thereafter, unless terminated upon 90-days, prior notice by either party.

         Pursuant to the terms of certain distribution, warehouse and credit and collection agreements, certain of the Company's accounts receivable are due from distributors. These receivables are not collateralized and as a result management continually monitors the financial condition of these distributors. No additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's accounts receivable. At May 31, 2000 and August 31, 1999, the balance due from distributors was approximately 22% and 17%, respectively, of gross accounts receivable. At May 31, 2000 and August 31, 1999, included in receivables assigned to factor is a balance due from one domestic retail customer of approximately 16% and 15%, respectively, of gross accounts receivable.

3. Liquidity

     The Company's significant loss from operations for the nine months ended May 31, 2000 and working capital and stockholders' deficiencies at May 31, 2000 could impact the Company's ability to meet its obligations as they become due. Short-term liquidity has been addressed by the Company receiving additional borrowings under its revolving credit and security agreement with its principal domestic leading institution on a short-term basis. To enhance its long-term liquidity, the Company has implemented an expense reduction initiative. Achieving sufficient liquidity through fiscal 2001 is particularly dependent on the Company achieving its projected sales forecasts in the period, which requires the Company to meet its product release schedule. If the Company, for its key titles, does not substantially achieve the overall projected revenue levels for the period as reflected in its plans, the Company either will require alternative financing in order to fund its operations or will need to effect further significant expense reductions, including, without limitation, the sale or consolidation of certain operations, staff reductions and the delay, cancellation or reduction of product development and marketing programs. Certain of such measures may require third party consents or approvals, including the Company's primary lenders, and there can be no such assurance that such consents or approvals can be obtained. In addition, if GMAC demands early repayment of the additional interim borrowing, the Company would not have available funds to make such repayment, which might result in the lender declaring a default under the loan agreement.

4. Long Term Debt

         Long-term debt consists of the following:

                                                         May 31,      August 31,
                                                          2000           1999
                                                          ----           ----
         10% Convertible Subordinated Notes due 2002    $ 49,750       $ 49,750
         Mortgage notes                                    7,205          1,931
                                                        --------       --------
                                                          56,955         51,681
         Less:  current portion                              724            724
                                                        --------       --------
                                                        $ 56,231       $ 50,957
                                                        ========       ========

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (in 000s, except per share data)

         The Company's 10% convertible subordinated notes due 2002 are convertible into shares of common stock of the Company prior to maturity, unless previously redeemed, at a conversion price of $5.18 per share, subject to adjustment under certain conditions. The notes are redeemable in whole or in part, at the option of the Company (subject to the rights of holders of senior indebtedness) at 104% of the principal balance at any time through February 28, 2001, at 102% of the principal balance through February 28, 2002, and at 100% of the principal balance at maturity (March 1, 2002) in each case together with accrued interest.

         Pursuant to a $5 million seven-year term secured credit facility, in March 2000 GMAC provided the Company with mortgage financing relating to its purchase of a building in the United Kingdom. Interest is charged on this facility at a rate of 2% above LIBOR.

5. Earnings Per Share

         Basic earnings per share is computed based upon the weighted average number of shares of the Company's common stock outstanding. Diluted earnings per share is computed based upon the weighted average number of shares of common stock outstanding increased by dilutive common stock options and warrants and the effect of assuming the conversion of the outstanding notes, if dilutive. The table below provides the components of the per share computations.

                                         Three Months Ended        Nine Months Ended
                                               May 31,                  May 31,
                                         2000          1999        2000         1999
                                         ----          ----        ----         ----
Basic EPS Computation
Net earnings(loss)                     ($49,675)     $    99     ($68,217)     $24,906
                                       --------      -------     --------      -------
Weighted average
  common shares outstanding              56,520       54,826       56,347       53,965
Basic earnings(loss) per share         ($  0.88)     $  0.00     ($  1.21)     $  0.46
                                       --------      -------     --------      -------

Diluted EPS Computation
Net earnings(loss)                     ($49,675)     $    99     ($68,217)     $24,906
10% Convertible Subordinated
Notes interest expense                    -----        -----         ----        3,738
                                       --------      -------     --------      -------
Adjusted net earnings (loss)           ($49,675)     $    99     ($68,217)     $28,644
                                       --------      -------     --------      -------
Weighted average
  common shares outstanding              56,520       54,826       56,347       53,965
Stock options and warrants                -----        7,878         ----        8,913
10% convertible subordinated notes        -----        -----        -----        9,604
                                       --------      -------     --------      -------
Diluted common shares outstanding        56,520       62,704       56,347       72,482
                                       --------      -------     --------      -------
Diluted earnings(loss) per share       ($  0.88)     $  0.00     ($  1.21)     $  0.40

The assumed conversion of the outstanding notes was excluded from fiscal 2000 diluted earnings per share calculations since they were anti-dilutive.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (in 000s, except per share data)

6. Acquisition

         On November 12, 1998 the Company acquired substantially all of the assets and liabilities of a distributor in Australia. The acquisition was accounted for as a purchase. Accordingly, the operating results are included in the Statements of Consolidated Operations from the acquisition date. The acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The consideration was comprised of (i) $638 in cash, of which $479 was paid at closing, and (ii) up to 206 shares of the Company's common stock with a fair value of $1,796. In addition, the Company assumed $1,417 of liabilities. The total cost of the acquisition was $3,851, of which $1,244 was allocated to identified net tangible assets, primarily accounts receivable. The remaining $2,607 represents the excess of the purchase price over the fair value of the net assets acquired, which will be amortized on a straight-line basis over three years. The operating results of the distributor are insignificant to those of the Company.

7. Segment Information

         In August 1999, the Company adopted SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information", which supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". The Company's chief operating decision-maker is the Company's Chief Executive Officer. The Company has three reportable segments: North America, Europe, and Pacific Rim, which are organized, managed and analyzed geographically and operate in one industry segment: the development, marketing and distribution of entertainment software. Information about the Company's operations for the quarter and nine months ended May 31, 2000 and May 31, 1999 is presented below:

                                        North                       Pacific
                                       America        Europe          Rim       Eliminations      Total
                                      ---------      --------      ---------    ------------     --------
Three Months Ended May 31, 2000
Net revenues from external
  customers                              3,500            291         1,051            --           4,842

Intersegment sales                          --            211            --          (211)             --
                                      --------        -------        ------        ------        --------
Total net revenues                       3,500            502         1,051          (211)          4,842

Interest income                            889             51             8            --             948
Interest expense                         2,352             11             1            --           2,364
Depreciation and amortization            2,317            646           205            --           3,168
Segment operating profit (loss)        (36,281)       (11,648)         (852)           --         (48,781)

Three Months Ended May 31, 1999
Net revenues from external
  customers                             46,987         29,356         3,704            --          80,047
Intersegment sales                          77            373            28          (478)             --
                                      --------        -------        ------        ------        --------
Total net revenues                      47,064         29,729         3,792          (478)         80,047

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (in 000s, except per share data

                                        North                       Pacific
                                       America        Europe          Rim       Eliminations      Total
                                      ---------      --------      ---------    ------------     --------
Interest income                          1,073             21             9            --           1,103
Interest expense                         1,971             26            --            --           1,997
Depreciation and amortization            2,308            380           247            --           2,935
Segment operating profit (loss)          1,983           (689)         (100)           --           1,194

Nine Months Ended May 31, 2000
Net revenues from external
  customers                            109,609         53,273         9,055            --         171,937
Intersegment sales                         134          1,698            34        (1,866)             --
                                      --------        -------        ------        ------        --------
Total net revenues                     109,743         54,471         9,089        (1,866)        171,937

Interest income                          2,891            125            25            --           3,041
Interest expense                         6,955             44             3            --           7,002
Depreciation and amortization            7,466          1,509           717            --           9,692
Identifiable assets                    137,004         (5,975)        2,465            --         133,494
Segment operating profit (loss)        (41,531)       (22,629)          168            --         (63,992)

Nine Months Ended May 31, 1999
Net revenues from external
  customers                            219,009         92,608         8,918            --         320,535
Intersegment sales                         370          2,333            44        (2,747)             --
                                      --------        -------        ------        ------        --------
Total net revenues                     219,379         54,971         8,962        (2,747)        320,535

Interest income                          2,824             68            12            --           2,904
Interest expense                         6,469            141            --            --           6,610
Depreciation and amortization            6,838          1,156           577            --           8,571
Identifiable assets                    155,412         36,337         6,438            --         198,187
Segment operating profit (loss)         36,335         (8,013)         (175)           --          28,147


8. Litigation Settlement

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

         This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "believe," "anticipate," "think," "intend," "plan," "expect," "project," "will be" and similar expressions identify such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, as well as on certain assumptions. Such statements regarding future events and/or the future financial performance of the Company are subject to certain risks and uncertainties, such as delays in the completion or release of products, the possible lack of consumer appeal and acceptance of products released by the Company, fluctuations in demand, that competitive conditions within the Company's markets will change materially or adversely, that the Company's forecasts will accurately anticipate market demand, and the risks discussed in "Factors Affecting Future Performance", which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statement. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

         The Company's revenues have traditionally been derived from sales of software for the then popular game consoles. Accordingly, the Company's performance has been, and is expected in the future to be, materially adversely affected by platform transitions. As a result of the industry transition to 32-bit and 64-bit game consoles which commenced in 1995, the Company's software sales during fiscal 1996, 1997 and 1998 were significantly lower than in fiscal 1994 and 1995. The Company's inability to predict accurately the timing of such transition resulted in material losses in fiscal 1996 and 1997. The video and computer games industry is currently experiencing another platform transition from 32-bit and 64-bit to 128-bit game consoles and related software and online gaming. The Company believes that sales of new 32-bit and 64-bit hardware systems have peaked and will continue to decrease substantially in future periods. This transition has resulted in increased competition, fewer hit titles capable of achieving significant sales levels and increased price weakness for other non-hit titles. This has resulted in industry-wide software pricing weakness which impacted the Company's first nine months of fiscal 2000, will adversely impact the Company for the balance of the fiscal year and is anticipated to adversely impact the Company in fiscal 2001, as the market moves from the current hardware systems to the next generation systems that will be launched by Sony in fiscal 2001, and Nintendo and Microsoft in fiscal 2002. The Company will release fewer titles for Nintendo's N64 in fiscal 2000 than it did in fiscal 1999 and does not anticipate releasing new N64 titles in fiscal 2001, as the Company shifts its resources to the development of new technologies and titles for the next generation systems. When the transition is complete the Company anticipates that the eventual installed base of 128-bit systems combined with the potential for online gaming will provide a larger market for its software. However, there can be no assurance that newly-introduced (e.g., Sega's Dreamcast console), or announced (e.g., Sony's PlayStation 2, Nintendo's Dolphin, and Microsoft's X-Box) 128-bit game consoles and online gaming will achieve commercial success similar to that of the 32-bit PlayStation or 64-bit N64 or the timing of such success, if achieved. See "Liquidity and Capital Resources" below, and "Factors Affecting Future Performance - Industry Trends, Platform Transitions and Technological Change May Adversely Affect the Company's Revenues and Profitability."

         The rapid technological advances in game consoles have significantly changed the look and feel of software as well as the software development process. Currently, the process of developing software is extremely complex and the Company expects it to become more complex and expensive in the future with the advent of the more powerful next generation hardware systems. According to the Company's estimates, the average development time for a title is between 12 and 24 months and the average development cost for a title is between $1 and $3 million. Approximately 17% and 60% of the Company's respective gross revenues in the third quarter and first nine months of fiscal 2000 was derived from software developed by its studios. See "Factors Affecting Future Performance - Increased Product Development Costs May Adversely Affect Profitability."

         The Company's revenues in any period are generally driven by the titles released by the Company in that period. In the past and in fiscal 2000, the Company has experienced delays in the introduction of new titles, which has had a negative impact on its results of operations. It is likely that some of the Company's future titles will not be released in accordance with the Company's operating plans for a period, in which event its results of operations and profitability in that period would be negatively affected. See "Liquidity and Capital Resources" below, and "Factors Affecting Future Performance - Revenues Are Dependent on Timely Introduction of New Titles."

         Retail sales of the Company's 32-bit and 64- bit software during the third quarter of fiscal 2000 and nine months ended May 31, 2000 were significantly below the Company's expectations due, in large part, to (1) lower-than-expected sales of certain of the Company's products, (2) delays in the introduction of new titles, (3) the decline of the market for N64 software and the Company's prior emphasis on the N64 platform, and (4) the slowdown in the rate of growth for the main 32-bit and 64-bit hardware systems. In addition, the Company increased its sales allowances to address the effects on the Company of increased competition and industry-wide weakness in cartridge-based software sales and slower-than-expected sales of certain products. The decline in sales was partially offset by revenues from software for the new Sega Dreamcast 128-bit platform.

         The Company recorded a net loss of approximately $49.7 million in the third quarter of fiscal 2000, as compared to net earnings of $0.1 million in the third quarter of fiscal 1999, and a net loss of $68.2 million for the nine months ended May 31, 2000 as compared to net earnings of $24.9 million for the nine months ended May 31, 1999. In addition to the factors discussed above, which significantly impacted net revenues (approximately $80 million for the third quarter of fiscal 1999 as compared to approximately $5 million for the third quarter of fiscal 2000, and approximately $321 million for the first nine months of fiscal 1999 as compared to approximately $172 million for the first nine months of fiscal 2000), the Company's operating results for the first nine months of fiscal 2000 were also negatively impacted by increased research and development expenses and higher marketing expenses.

         As the Company continues to manage through the current transition and prepares to compete in the software market for next generation platforms, it will be critical that the Company meet its product release schedule and sales projections for the next four quarters in order to generate sufficient liquidity to fund its operations. See "Liquidity and Capital Resources" below.

         The Company's results of operations in the future will be dependent in large part on (1) the timing and rate of growth of the software market for 128-bit and other emerging game consoles and online gaming and (2) the Company's ability to identify, develop and timely publish, in accordance with its product release schedule, software that performs well in the market place.

Results of Operations

         The following table shows certain statements of consolidated operations data as a percentage of net revenues for the periods indicated:

                                       Three Months Ended     Nine Months Ended
                                             May 31,*              May 31,*
                                         2000      1999         2000     1999
                                         ----      ----         ----     ----

Domestic revenues                         72.3%    58.7%        63.7%    68.3%
Foreign revenues                          27.7     41.3         36.3     31.7
                                          ----     ----         ----     ----
Net revenues                             100.0    100.0        100.0    100.0
Cost of revenues                         235.1     45.9         49.7     48.5
                                         -----     ----         ----     ----
Gross profit (loss)                     (135.1)    54.1         50.3     51.5
Marketing and sales                      224.3     19.9         33.2     17.1
General and administrative               306.6     20.1         27.7     15.4
Research and development                 341.5     14.8         26.6     10.8
Litigation settlement                    -----     (2.2)        ----     (0.5)
                                         -----     -----        ----     -----
Total operating expenses                 872.4     52.6         87.5     42.7
Earnings (loss) from operations       (1,007.5)     1.5        (37.2)     8.8
Other (expense) income, net               (5.5)    (0.9)        (1.3)    (0.6)
                                          -----    -----        -----    -----
Earnings (loss) before income taxes   (1,013.0)     0.6        (38.5)     8.2
Net earnings(loss)                    (1,026.0)     0.1        (39.7)     7.7

Net Revenues

         The Company's gross revenues were derived from the following product categories:

                                Three Months Ended         Nine Months Ended
                                      May 31,*                  May 31,*
                                2000*         1999*        2000*        1999*
                                -----         -----        -----        -----
Portable software               29.2%         11.0%         7.9%         6.0%
32-bit software                 15.8%         32.0%        32.6%        22.0%
64-bit software                 34.3%         39.0%        31.7%        63.0%
128-bit software                9.5%           0.0%        20.0%         0.0%
Computer games software         6.1%          18.0%         6.4%         9.0%
Other                           5.1%           0.0%         1.4%         0.0%
-------------------

* The numbers in this chart do not give effect to sales credits and allowances granted by the Company since the Company does not track such credits and allowances by product category. Accordingly, the numbers presented may vary materially from those that would be disclosed if the Company were able to present such information as a percentage of net revenues.

     The decrease in the Company's net revenues from approximately $80.0 million for the quarter ended May 31, 1999 to approximately $4.8 million for the quarter ended May 31, 2000 was predominantly due to delays in the introduction of new titles and lower-than-anticipated sales of released products. In addition, net revenues were further impacted by increased sales allowances for price protection and concessions relating primarily to 32-bit and 64-bit software. These decreases were partially offset by sales of the Company's Dreamcast-related software which aggregated approximately 20% of gross revenues for the nine months ended May 31, 2000.

     The Company anticipates that titles currently scheduled for introduction in the fourth quarter of fiscal 2000, including delayed third-quarter releases, will be shipped as announced; however, no assurance can be given that these titles will be released in accordance with the Company's current expectations. The Company's fiscal 2000 revenues are anticipated to be lower than its fiscal 1999 revenues and the Company anticipates a net loss for fiscal 2000, as previously disclosed. However, if the Company does not release and sell new titles as planned in the fourth quarter of fiscal 2000 and in fiscal 2001, the Company's net revenues would be further adversely impacted and the Company could incur further losses from operations.

     The Company anticipates that its mix of domestic and foreign net revenues will continue to be affected by the content of titles released by the Company to the extent such titles are geared towards the domestic market. Foreign net revenues are anticipated to be 30% to 35% of total net revenues for fiscal 2000.

     A significant portion of the Company's revenues in any quarter is generally derived from software first released in that quarter or in the immediately preceding quarter. See "Factors Affecting Future Performance - Revenues Are Dependent on Timely Introduction of New Titles" and "- The Company's Future Success is Dependent on Its Ability to Release 'Hit' Titles."

     In the quarter ended May 31, 2000, AllStar Baseball 2001 (for N64), ECW Hardcore (for multiple platforms) and Supercross 2000 (for N64 and Game Boy Color) accounted for approximately 28%, 11%, and 10%, respectively, of the Company's gross revenues. In the quarter ended May 31, 1999, All-Star

Baseball 2000 (for multiple platforms), WWF Warzone (for multiple platforms) and South Park (for multiple platforms) accounted for approximately 21%, 18% and 16% respectively, of the Company's gross revenues.

     For the nine months ended May 31, 2000, ECW Hardcore, WWF Attitude (for multiple platforms) and South Park Luv Shack (for multiple platforms) accounted for approximately 11%, 14% and 9% respectively, of the Company's gross revenues. For the nine months ended May 31, 1999, Turok 2: Seeds of Evil (for multiple platforms), WWF War Zone (for multiple platforms) and South Park (for N64) accounted for approximately 23%, 17%, and 13%, respectively, of the Company's gross revenues.

     The Company is substantially dependent on the hardware platform developers as the sole developers of the platforms marketed by them, as the sole licensors of the proprietary information and technology needed to develop software for those hardware platforms and, in the case of Nintendo and Sony, as the sole manufacturers of software for the hardware platforms marketed by them. For the quarters ended May 31, 2000 and May 31, 1999, the Company derived 64% and 50% of its gross revenues, respectively, from sales of Nintendo compatible software and 16% and 32% of its gross revenues, respectively, from sales of software for PlayStation. For the nine months ended May 31, 2000 and 1999, the Company derived 40% and 69% of its gross revenues, respectively, from sales of Nintendo-compatible software and 33% and 22% of its gross revenues, respectively, from sales of software for PlayStation. The Company has also derived 10% and 20% of gross revenues from sales of software for the Sega Dreamcast platform for the quarter and nine months ended May 31, 2000. Sales from this platform were not significant in 1999.

Gross Profit

     The Company's gross profit is primarily impacted by the percentage of sales of CD software as compared to the percentage of sales of cartridge software. Gross profit may also be significantly impacted from time to time (as it was in the third quarter of fiscal 2000) by the expected level of returns and price protection and concessions to retailers and distributors for which the Company establishes allowances. The percentage of foreign sales and the percentage of foreign sales to third-party distributors may also impact gross margins.

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

     Gross profit decreased from $43.3 million (54% of net revenues) for the quarter ended May 31, 1999 to ($6.5) million for the quarter ended May 31, 2000 and from $165.0 million (52% of net revenues) for the nine months ended May 31, 1999 to $86.4 million (50% of net revenues) for the nine months ended May 31, 2000. The dollar decrease is predominantly due to the decreased sales levels from all platforms and the establishment of higher allowances for returns and price concessions. The percentage decrease for the quarter and nine months ended May 31, 2000 is attributable to the lower average net selling prices per unit obtained during the platform transition period.

     Management anticipates that the Company's future gross profit will be affected principally by (1) the Company's product mix and (2) the levels of product returns, price protection and concessions in respect of its software.

Operating Expenses

     Marketing and sales expenses decreased from $15.9 million (20% of net revenues) for the quarter ended May 31, 1999 to $10.9 million (224% of net revenues) for the quarter ended May 31, 2000 and increased from $54.8 million (17% of net revenues) for the nine months ended May 31, 1999 to $57.1 million (33% of net revenues) for the nine months ended May 31, 2000. The nine-month increase is primarily attributable to increased advertising expenses.

     General and administrative expenses decreased from $16.1 million for the quarter ended May 31, 1999 to $14.8 million for the quarter ended May 31, 2000 and from $49.3 million for the nine months ended May 31, 1999 to $47.6 million for the nine months ended May 31, 2000. The decrease is primarily attributable to decreased variable expenses related to lower revenues. In the third and fourth quarters of fiscal 2000, the Company implemented an expense reduction initiative, which is anticipated to reduce operating expenses commencing with the fourth quarter of the current fiscal year. This plan focuses on reducing fixed and variable expenses company wide, the elimination of certain titles under development, staff reductions and reduced marketing expenses.

     Research and development expenses increased from $11.8 million for the quarter ended May 31, 1999 to $16.5 million for the quarter ended May 31, 2000 and from $34.5 million (11% of net revenues) for the nine months ended May 31, 1999 to $45.7 million (27% of net revenues) for the nine months ended May 31, 2000. The increase is primarily attributed to increased staffing levels due to an increase in the number of titles in development and an increase in external development costs as the Company shifted its internal development resources to producing product for next generation systems which require longer development while at the same time supporting the existing platforms through the use of independent studios.

     Interest income increased slightly in the nine months ended May 31, 2000 as compared to the nine months ended May 31, 1999.

     As of August 31, 1999, the Company had a U.S. tax net operating loss carryforward of approximately $90 million. The provision for income taxes of $2.0 million for the nine months of fiscal 2000 primarily relates to state and foreign taxes.

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

Liquidity and Capital Resources

     At May 31, 2000, the Company had negative working capital of approximately $37.2 million. At May 31, 2000, the Company had cash and cash equivalents of approximately $29.0 million and at June 30, 2000, $9.7 million.

     The Company derived net cash from operating activities of approximately $49 million and used net cash of approximately $(26) million during the nine months ended May 31, 1999 and May 31, 2000, respectively. The decrease in net cash from operating activities in the first nine months of fiscal 2000 is primarily attributable to losses from operations in fiscal 2000.

     The Company used net cash in investing activities of approximately $(7) million and $(20) million during the nine months ended May 31, 1999 and May 31, 2000, respectively. The increase in net cash used in investing activities in the first nine months of fiscal 2000 is primarily attributable to increased capital expenditures, including the acquisition of a new building in the United Kingdom.

     The Company derived cash from financing activities of approximately $5 million and $1 million during the nine months ended May 31, 1999 and May 31, 2000, respectively. The decrease in net cash provided by financing activities during the nine months ended May 31, 2000 is due to lower amounts of proceeds from the exercise of stock options and warrants.

     The Company generally purchases its inventory of Nintendo software by opening letters of credit when placing the purchase order. At May 31, 2000, the amount outstanding under letters of credit was approximately $1.7 million. Other than such letters of credit and ordinary course minimum royalty obligations, the Company does not currently have any material operating or capital expenditure commitments.

     The Company has a revolving credit and security agreement with GMAC, its principal domestic lending institution since 1989. The credit agreement expires August 31, 2003 but automatically renews for additional one year periods, unless terminated upon 90 days' prior notice by either party. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined on a formula based on factored receivables and inventory, which advances are secured by substantially all of the Company's assets. GMAC also acts as the Company's factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At May 31, 2000, the factoring charge was 0.25% of the receivables assigned and the interest on advances was at GMAC's prime rate plus one percent. As of May 31, 2000, the Company was not in compliance with certain of the financial covenants under its revolving credit facility. The Company has received waivers regarding this non-compliance from the lending institution. See Note 2 of Notes to Consolidated Financial Statements.

     GMAC has advanced the Company additional interim funding above the standard borrowing base under the loan agreement. Such additional interim funding must be repaid when demanded by GMAC in its discretion and in any event must be repaid by no later than November 30, 2000.

     Subject to GMAC and certain of the Company's subsidiaries executing definitive documentation, certain of the Company's European subsidiaries have reached an agreement in principle to amend their current receivable facility under which GMAC will provide account receivables financing of up to the lesser of $18 million and 70% of eligible receivables related to the Company's international operations. The proposed interest rate is 2% above LIBOR. This amended credit facility would have term of three years automatically renewing for additional one-year periods thereafter, unless terminated upon 90-days' prior notice by either party. It would be secured by the factored receivables and assets of such subsidiaries.

     The Company also has a financing arrangement relating to the mortgage on its corporate headquarters. At May 31, 2000, the outstanding principal balance of the loan was $1.4 million.

     Pursuant to a $5 million seven-year term secured credit facility, in March 2000 GMAC provided the Company with mortgage financing relating to its purchase of a building in the United Kingdom. Interest is charged on this facility at a rate of 2% above LIBOR.

     The Company's significant loss from operations for the nine months ended May 31, 2000 and working capital and stockholders' deficiencies at May 31, 2000 could impact the Company's ability to meet its obligations as they become due. Short-term liquidity has been addressed by the Company receiving additional borrowings under its revolving credit and security agreement with its principal domestic leading institution on a short-term basis.

     The Company believes that available cash resources, including the additional interim funding by GMAC and the proposed revised international credit facility, combined with the Company successfully meeting its planned product release schedule and achieving its sales forecasts and targeted expense reductions, will provide the Company with sufficient liquidity to meet its projected cash and operating requirements through fiscal 2001.

     The Company's analysis is predicated on achieving its sales forecast for the next four quarters, which sales forecast is dependent on the timely release of its scheduled titles. If the Company, for its key titles, does not substantially achieve the overall projected revenue levels for the period as reflected in its plans, the Company either will require alternative financing in order to fund its operations or will need to effect further significant expense reductions, including, without limitation, the sale or consolidation of certain operations, staff reductions and the delay, cancellation or reduction of product development and marketing programs. Certain of such measures may require third party consents or approvals, including the Company's primary lenders, and there can be no such assurance that such consents or approvals can be obtained. In addition, if GMAC demands early repayment of the additional borrowing, the Company would not have available funds to make such repayment, which might result in the lender declaring a default under the loan agreement.

     There can be no assurance the Company will achieve the product release schedule, sales assumptions or anticipated expense reductions described above. There can be no assurance that GMAC will not demand early repayment of the additional interim funding or declare a default under the loan agreement, that the Company will receive funding under the proposed revised international credit facility, or that the Company will be able to arrange alternative financing on satisfactory terms, if at all. In any such event, the Company's operations and liquidity will be materially adversely affected.

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

     In March, 2000, FASB Interpretation No. 44 - Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25" (FIN 44) was issued. FIN 44 clarifies the application of APB No. 25 regarding (a) the definition of employee for purposes of applying APB No. 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 does not address the application of the fair value method of Statement No. 123. This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date on July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. We believe the adoption of FIN 44 will not have a significant effect on the Company's financial statements.

Year 2000 Issue

     To date, the Company has not encountered any significant effects of the year 2000 issue either internally or with third parties. The Company cannot guarantee that problems will not occur in the future or have not yet been detected.

Recent Events

     Recently, the board of directors of the Company declared a dividend distribution of one right for each outstanding share of the Company's common stock to stockholders of record at the close of business on June 21, 2000. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth (1/1,000) of a share of Series B junior participating preferred stock, $0.01 par value, at a purchase price of $30 per unit, subject to adjustment. The description and terms of the rights are set forth in a rights agreement, dated as of June 5, 2000, between the Company and Computershare Trust Co. (formerly known as American Securities Transfer and Trust, Inc.), as Rights Agent.

     Subject to certain exceptions specified in the rights agreement, the rights will separate from the Company's common stock and a distribution date will occur upon the earliest to occur of:

     o the tenth business day following the date (referred to as a stock acquisition date) of the first public announcement by the Company that any person or group has become the beneficial owner of 10% or more of the Company's common stock then outstanding (other than (1) the Company, (2) any subsidiary of the Company, and any employee benefit plan of the Company or any subsidiary, (3) persons who are eligible to report their ownership on Schedule 13G and who beneficially own less than 15% of the common stock and certain other persons or groups, including Gregory Fischbach and related parties and James Scoroposki and related parties (provided they beneficially own less than 20% of the common stock));

     o the tenth business day following the commencement of a tender or exchange offer if, upon its consummation, the offeror would become the beneficial owner of 10% or more of the Company's common stock then outstanding; or

     o a merger or other business combination transaction involving the Company.

     The rights are not exercisable until a distribution date (as described above) and will expire at 5:00 P.M. (Delaware time) on June 7, 2010, unless earlier redeemed, exchanged, extended or terminated by the Company. At no time will the rights have any voting power.

     At any time until ten business days following the stock acquisition date, the cash, common stock or other consideration deemed appropriate by the board of directors).

     See "Factors Affecting Future Performance - Nasdaq Delisting and Liquidity of Common Stock" for a discussion regarding the status of the proceeding to delist the Company's securities from trading on the Nasdaq National Market and the possible listing of its securities on the Nasdaq Small Cap Market.

FACTORS AFFECTING FUTURE PERFORMANCE

     The Company's future operating results depend upon many factors and are subject to various risks and uncertainties. The known material risks and uncertainties which may cause the Company's operating results to vary from anticipated results or which may negatively affect its operating results, liquidity and profitability are as follows:

Liquidity and Cash Requirements and Dependence on Achieving Timely Product Release and Sales Objectives

     The Company's significant loss from operations for the nine months ended May 31, 2000 and working capital and stockholders' deficiencies at May 31, 2000 could impact the Company's ability to meet its obligations as they become due. Short-term liquidity has been addressed by the Company receiving additional borrowings under its revolving credit and security agreement with its principal domestic leading institution on a short-term basis.

     The Company believes that available cash resources, including those under the additional funding by GMAC and the proposed revised international credit facility, combined with the Company successfully meeting its planned product release schedule and achieving its sales forecasts and targeted expense reductions, will provide the Company with sufficient liquidity to meet its projected cash and operating requirements through fiscal 2001.

     The Company's analysis is predicated on achieving its sales forecast for the next four quarters, which sales forecast is dependent on the timely release of its scheduled titles. If the Company, for its key titles, does not substantially achieve the overall projected revenue levels for the period as reflected in its plans, the Company either will require alternative financing in order to fund its operations or will need to effect further significant expense reductions, including, without limitation, the sale or consolidation of certain operations, staff reductions and the delay, cancellation or reduction of product development and marketing programs. Certain of such measures may require third party consents or approvals, including the Company's primary lenders, and there can be no such assurance that such consents or approvals can be obtained. In addition, if GMAC demands early repayment of the additional interim borrowing, the Company would not have available funds to make such repayment, which might result in the lender declaring a default under the loan agreement.

     There can be no assurance the Company will achieve the product release schedule, sales assumptions or anticipated expense reductions described above. There can be no assurance that GMAC will not demand early repayment of the additional interim funding or declare a default under the loan agreement, that the Company will receive funding under the proposed revised international credit facility, or that the Company will be able to arrange alternative financing on satisfactory terms, if at all. In any such event, the Company's operations and liquidity will be materially adversely affected.

If Cash Flows from Operations Are Not Sufficient to Meet The Company's Needs, It May be Forced to Sell Assets, Refinance Debt or Downsize Operations

     Insufficient liquidity in fiscal 2001 may require the Company to sell assets or consolidate operations, reduce staff, refinance debt and/or otherwise restructure its operations. In the third and fourth quarters of fiscal 2000, the Company implemented an expense reduction initiative, which is anticipated to reduce operating expenses commencing with the fourth quarter of the current fiscal year. This plan focuses on reducing fixed and variable expenses company wide, the elimination of certain titles under development which are not expected to achieve management's financial return parameters, staff reductions and reduced marketing expenses. See " -- Industry Trends, Platform Transitions and Technological Change May Adversely Affect The Company's Revenues and Profitability" above. However, the Company cannot assure investors that its operating expenses and current obligations will be significantly less than the cash flows available in fiscal 2000 or thereafter.

Ability to Service Debt and Prior Rights of Creditors May Adversely Affect Holders of Common Stock

     With proceeds of the additional interim borrowing by GMAC and the proposed revised international credit facility, the Company believes that its cash and projected cash flows from operations in fiscal 2000 will be sufficient to make all interest and principal payments on a timely basis. However, if the Company's cash and projected cash flow from operations in fiscal 2001 or beyond is insufficient to make interest and principal payments when due, the Company may have to restructure its indebtedness. The Company cannot guarantee that it will be able to restructure or refinance its debt on satisfactory terms. In addition, restructuring or refinancing may not be permitted by the terms of the Company's existing indebtedness. The Company cannot assure investors that its future operating cash flows will be sufficient to meet its debt service requirements or to repay its indebtedness at maturity.

     If the Company violates the financial or other covenants contained in its bank agreements or in the indenture governing its outstanding convertible notes, it will be in default under its loan agreements and/or the indenture. If a default occurs and is not waived by the lender, the lender could seek remedies against the Company, including:

     o   penalty rates of interest;
     o   immediate repayment of the debt; and/or
     o   the foreclosure on any assets securing the debt.

     As of May 31, 2000 the Company was not in compliance with certain of the financial covenants contained in its bank agreements. The Company has received waivers regarding this non-compliance from its lender.

     The Company expects to comply with the other covenants in its bank agreements and in the indenture but cannot guarantee that it will be able to do so. In addition, factors beyond the Company's control may result in future covenant defaults or a payment default. The Company may not be able to obtain waivers of any future default. If the Company becomes insolvent, is liquidated or reorganized, after payment to the creditors, there is likely to be insufficient assets remaining for any distribution to stockholders.

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

Revenues and Liquidity Are Dependent on Timely Introduction of New Titles

     The life cycle of a new title generally ranges from less than three months to upwards of 12 months, with the majority of sales occurring in the first 30 to 120 days after release. Therefore, the Company is constantly required to introduce new titles in order to generate revenues and/or to replace declining revenues from older titles. In the past and in fiscal 2000, the Company has experienced delays in the introduction of new titles, which has had a negative impact on its results of operations. The complexity of the next generation systems has resulted in higher development expenses, longer development cycles, and the need to carefully monitor and plan the product development process. If the Company does not introduce titles in accordance with its operating plans for a period, its results of operations, liquidity and profitability in that period could be negatively affected.

     The timely shipment of a new title depends on various factors including:

     o   the development process;
     o   bug testing;
     o   approval by hardware licensors; and
     o   approval by third-party licensors.

     It is likely that some of the Company's titles will not be released in accordance with the Company's operating plans. A significant delay in the introduction of one or more new titles could negatively affect sales and have a negative impact on the Company's financial condition, liquidity and results of operations, as has been the case in the past and in fiscal 2000.

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

Industry Trends, Platform Transitions and Technological Change May Adversely Affect The Company's Revenues and Profitability

     The life cycle of existing game consoles and the market acceptance and popularity of new game consoles significantly affects the success of the Company's products. The Company cannot guarantee that it will be able to predict accurately the life cycle or popularity of each game console. If the Company:

     o does not develop software for game consoles that achieve significant market acceptance;
     o discontinues development of software for a game console that has a longer-than-expected life cycle;
     o develops software for a game console that does not achieve a significant installed base; or
     o continues development of software for a game console that has a shorter-than-expected life cycle,

it will experience losses from operations, as it did in fiscal 1996 and 1997 and the first nine months of fiscal 2000.

     In addition, the cyclical nature of the video and computer games industry requires the Company continually to adapt its software development efforts to emerging hardware systems. Sega has introduced Dreamcast, a 128-bit game console, and both Sony and Nintendo have announced plans to introduce 128-bit game consoles and Microsoft has announced plans to introduce its X-Box. No assurance can be given that these new game consoles or online gaming will achieve commercial success similar to and/or installed bases comparable to that of the 32-bit PlayStation or 64-bit N64, or as to the timing of such success. In addition, the Company cannot guarantee that it will be successful in developing and publishing software for these new game consoles.

The Company's Future Success Is Dependent on Its Ability to Release "Hit" Titles

     The market for software is "hits" driven. Therefore, the Company's future success depends on developing, publishing and distributing "hit" titles for game consoles with significant installed bases. If the Company does not publish "hit" titles in the future, its financial condition, results of operations and profitability could be negatively affected as has occurred in the past. However, it is difficult to predict consumer preferences for titles, and few titles achieve sustained market acceptance. The Company cannot assure stockholders that it will be able to publish "hit" titles in the future.

If Product Returns, Price Protection and Concessions Exceed Allowances, the Company May Incur Losses

     The Company is not contractually obligated to accept returns except for defective product. However, the Company may permit customers to return or exchange products and may provide price protection or concessions on products unsold by the customer. As consumer pricing has become more competitive, the Company is finding more frequently that it is necessary to offer price reductions for products which have not yet sold through to the consumer or to accept a higher level of returns or exchanges of product that are not selling at retail, or both. If the Company's allowances for returns, exchanges and price protection and concessions are exceeded, its financial condition and results of operations will be negatively impacted, as has occurred in the past.

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

     The Company believes that, at May 31, 2000, its allowances for future returns, exchanges and price protection and concessions are adequate. However, the Company cannot guarantee the adequacy of its current or future allowances.

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

     Substantially all of the Company's revenues have historically been derived from sales of software for game consoles. In the first nine months of fiscal 1999 and 2000, the Company derived:

     o approximately 69% and 40%, respectively, of gross revenues from the sale of Nintendo-compatible software;
     o approximately 22% and 33%, respectively, of gross revenues from the sale of PlayStation software; and
     o approximately 0% and 20%, respectively, of gross revenues from the sale of Sega-compatible software.

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

Increased Product Development Costs May Adversely Affect Profitability

     The Company's research and development expenses increased from $34.5 million (approximately 11% of net revenues) for the nine months ended May 31, 1999 to $45.7 million (approximately 27% of net revenues) for the nine months ended May 31, 2000. The Company anticipates that its future research and development expenses will decrease due to the Company's planned release of fewer titles. The Company anticipates that its profitability will continue to be impacted by the levels of research and development expenses relative to revenues, and by fluctuations relating to development in anticipation of the next generation platforms.

Inability to Procure Commercially Valuable Intellectual Property Licenses May Prevent Product Releases or Result in Reduced Product Sales

     The Company's titles often embody trademarks, tradenames, logos or copyrights licensed to it by third parties, such as the NBA, the NFL or their respective players' associations, and Comedy Central. The Company may not be successful in acquiring or renewing licenses to property rights with significant commercial value. The loss of one or more of these licenses could prevent the Company's release of a title or limit its economic success. For example, the Company's license for the WWF properties expired in November 1999 and was not renewed. Sales of titles using WWF properties aggregated 18% of gross revenues in the nine months ended May 31, 1999 as compared to 14% for the same period ended May 31, 2000. In addition, the Company cannot assure stockholders that these licenses will be available on reasonable terms or at all.

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

     As each hardware cycle matures, significant price competition and reduced profit margins may result and the Company anticipates this in fiscal 2000 and fiscal 2001. In addition, competition from new technologies may reduce demand in markets in which the Company has traditionally competed. As a result of prolonged price competition and reduced demand as a result of competing technologies, the Company's operations and liquidity have been, and in the future could be, negatively impacted.

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

Fluctuations in Quarterly Operating Results Lead to Unpredictability of Revenues and Income

     The timing of release of new titles can cause material quarterly revenues and earnings fluctuations. A significant portion of revenues in any quarter is often derived from sales of new titles introduced in that quarter or in the immediately preceding quarter. If the Company is unable to begin volume shipments of a significant new title during the scheduled quarter as was the case in the third quarter of fiscal 2000, its revenues and earnings will be negatively affected in that quarter. In addition, because a majority of the unit sales for a title typically occur in the first 30 to 120 days following its introduction, revenues and earnings may increase significantly in a period in which a major title is introduced and may decline in the following period or in periods in which there are no major title introductions.

     Quarterly operating results also may be materially impacted by factors including (1) the level of market acceptance or demand for titles and (2) the level of development and/or promotion expenses for a title. Consequently, if net revenues in a period are below expectations, the Company's operating results and financial position in that period are likely to be affected negatively, as occurred in the first nine months of fiscal 2000.

Nasdaq Delisting and Liquidity of Common Stock

     In order to maintain the listing of the Company's common stock on the Nasdaq National Market, the Company is required, among other things, to maintain net tangible assets of at least $4 million. The Nasdaq Stock Market, Inc. informed the Company that based upon a review of the Company's Quarterly Report on Form 10-Q for the period ended February 29, 2000, the Company did not meet the $4 million net tangible assets requirement for continued listing on the Nasdaq National Market under Maintenance Standard 1, and that the Company's securities would be delisted from quotation on the Nasdaq National Market following further Nasdaq procedures. In addition, the Company is currently not in compliance with the $5 minimum bid price for continued listing on the Nasdaq National Market under Maintenance Standard 2.

     The Company appealed Nasdaq's decision and a final decision from the Nasdaq Panel regarding continued listing of the Company's securities on the National Market is expected before the end of fiscal 2000, based on the materials delivered by the Company to Nasdaq. The Company's securities will continue to trade on the National Market until the Panel renders its decision. If the Panel's determination is unfavorable, the Company's common stock would be removed from listing on the Nasdaq National Market and the Company will seek to have its common stock listed for trading on the Nasdaq Small Cap Market. Although the Company meets the current listing criteria for the Nasdaq Small Cap Market, no assurance can be given as to the Company's ability to obtain listing for the common stock on the Nasdaq Small Cap Market or as to the Company's ongoing ability to meet the maintenance requirements thereof.

     If the common stock were to be delisted from trading on the Nasdaq National Market, in order to obtain relisting of its common stock on the Nasdaq National Market, the Company must satisfy certain quantitative designation criteria, which it does not currently meet. No assurance can be given that the Company will meet such relisting criteria for the National Market in the near future.

     If the Company's common stock were to be delisted from trading on the Nasdaq National Market and were neither relisted thereon nor listed for trading on the Nasdaq Small Cap Market, trading, if any, in the common stock may continue to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market. Delisting of the common stock would result in limited release of the market price of the common stock and limited news coverage of the Company and could restrict investors' interest in the common stock and materially adversely affect the trading market and prices for the common stock and the Company's ability to issue additional securities or to secure additional financing. In addition, if the common stock were not listed and the trading price of the common stock were less than $5 per share, the common stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934 which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser's written consent prior to any transaction. In such case, the Company's common stock could also be deemed to be a "penny stock" under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of the common stock.

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

Charter and Anti-Takeover Provisions Could Negatively Affect Rights of Holders of Common Stock

     The board of directors has the authority to issue shares of preferred stock and to determine their characteristics without stockholder approval. In this regard, the board of directors recently approved a stockholder rights plan which is described in the Recent Events section of this Form 10-Q. If the Series B junior participating preferred stock is issued, it would be more difficult for a third party to acquire a majority of the Company's voting stock.

     In addition to the Series B preferred stock, the board of directors may issue additional preferred stock and, if this is done, the rights of common stockholders may be additionally negatively affected by the rights of those preferred stockholders.

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

     The Company's earnings are affected by fluctuations in the value of its subsidiaries' functional currency as compared to the currencies of its foreign denominated sales and purchases. The results of operations of the Company's subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which the Company transacts business. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. At May 31, 2000, the Company's foreign currency translation adjustment is not material and, for the nine months ended May 31, 2000, net foreign currency transaction losses were insignificant. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.

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

ACCLAIM ENTERTAINMENT, INC.

By:/s/Gregory E. Fischbach                  July 17, 2000
   -----------------------------
   Gregory E. Fischbach
   Co-Chairman of the Board;
   Chief Executive Officer;
   President; Director



By:/s/William G. Sorenson                   July 17, 2000
   -----------------------------
   William G. Sorenson
   Executive Vice President and
   Chief Executive Officer;
   (principal financial and
   accounting officer)

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     The Company and other participants in the entertainment industry were sued in an action entitled James, et al. v. Meow Media, et al. filed in April 1999 in the U.S. District Court for the Western District of Kentucky, Paducah Division, Civil Action No. 5:99CV96-J. The plaintiffs alleged that the defendants caused injury to the plaintiffs as a result of, in the case of the Company, its manufacture and/or supply of "violent" video games to Michael Carneal, then fourteen. The plaintiffs further allege that the defendants were negligent in such manufacture and/or supply thereby breaching a duty to Mr. Carneal and others, including the plaintiffs (the parents of the deceased individuals). Mr. Carneal killed three individuals and wounded five others during a shooting at the Heath High School in McCracken County, Kentucky. The plaintiffs sought damages in the amount of approximately $110,000,000. The defendants' motion to dismiss was granted. However, the period for the plaintiffs to file an appeal has not lapsed. The Company has entered into a joint defense agreement and has been sharing defense costs with certain of the other defendants.

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

     The SEC issued orders in April 1996 directing a private investigation relating to, among other things, the Company's October 1995 release of its earnings estimate for fiscal 1995. The Company provided documents to the SEC, and the SEC took testimony from Company representatives. The Company was advised in January 2000 that the Staff of the SEC will recommend that the SEC authorize an enforcement action against the Company but not against any individuals currently associated with the Company in connection with matters related to the Company's release. The Company has previously settled all private civil litigations relating to the Company's October 1995 release, and the related charges were recorded in fiscal 1997. No assurance can be given as to the outcome of the SEC investigation.

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

    3.3 Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4(d) to the Company's Registration Statement on Form S-8, filed on May 19, 1995 (Registration No. 33-59483)

    3.4 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K, filed on June 12, 2000 (File No. 0-16 986) (the "2000 8-K"))

    4.1 Specimen form of the Company's common stock certificate (incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended August 31, 1989, as amended (File No. 0-16986))

    4.2 Indenture dated as of February 26, 1997 between the Company and IBJ Schroder Bank & Trust Company, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed on March 14, 1997 (File No. 0-16986))

    4.3 Rights Agreement dated as of June 5, 2000, between the Company and American Securities Transfer & Trust, Inc. (incorporated by reference to Exhibit 4 of the 2000 8-K)

  +10.1 Employment Agreement dated as of September 1, 1994 between the Company and Gregory E. Fischbach; and Amendment No. 1 dated as of December 8, 1996 between the Company and Gregory E. Fischbach (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended August 31, 1996 (File No. 0-16986) (the "1996 10-K"))

  +10.2 Employment Agreement dated as of September 1, 1994 between the Company and James Scoroposki; and Amendment No. 1 dated as of December 8, 1996 between the Company and James Scoroposki (incorporated by reference to Exhibit 10.2 to the 1996 10-K)

  +10.3 Service Agreement effective January 1, 1998 between Acclaim Entertainment Limited and Rodney Cousens

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

---------------------

* Confidential treatment has been granted with respect to certain portions of this exhibit, which have been omitted therefrom and have been separately filed with the Commission.

+  Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

     Current Report on Form 8-K filed on June 1, 2000 regarding Nasdaq's potential delisting of the Company's securities from the Nasdaq National Market.

     Current Report on Form 8-K filed on June 12, 2000 regarding the Company's adoption of a Stockholders' Rights Plan.