Form 10-K
period 2000-08-31
ACCLAIM ENTERTAINMENT INC
filed 2000-11-29
CIK 804888

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

                                -----------------

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2000

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $0.02 PAR VALUE
                                (TITLE OF CLASS)

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

         As at November 15, 2000, 56,126,173 shares of Common Stock of the Registrant were issued and outstanding and the aggregate market value of voting common stock held by non-affiliates was approximately $47,482,293.

         The Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Form 10-K.

                           ACCLAIM ENTERTAINMENT, INC
                 INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                           YEAR ENDED AUGUST 31, 2000

                               ITEMS IN FORM 10-K

                                                                            Page
                                                                            ----
PART I
Item 1.   Business..........................................................  1
Item 2.   Properties........................................................ 25
Item 3.   Legal Proceedings................................................. 26
Item 4.   Submission of Matters to a Vote of Security Holders............... 28

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters............................................... 29
Item 6.   Selected Financial Data........................................... 30
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................... 31
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk........ 42
Item 8.   Financial Statements and Supplementary Data....................... 43
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................... 77

PART III
Item 10.  Directors and Executive Officers of the Registrant................ 78
Item 11.  Executive Compensation............................................ 78
Item 12.  Security Ownership of Certain Beneficial Owners and Management.... 78
Item 13.  Certain Relationships and Related Transactions.................... 78

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K... 79
Signatures.................................................................. 82

                                     PART I

         This Annual Report on Form 10-K (including Item 1 ("Business") and Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations")) contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "believe," "anticipate," "think," "intend," "plan," "expect," "project," "will be" and similar expressions identify such forward-looking statements. The forward-looking statements included herein are based on current expectations and assumptions that involve a number of risks and uncertainties. Such statements regarding future events and/or the future financial performance of Acclaim Entertainment, Inc., together with its subsidiaries (the "Company") are subject to certain risks and uncertainties, such as delays in the completion or release of products, the possible lack of consumer appeal and acceptance of products released by the Company, fluctuations in demand, that competitive conditions within the Company's markets will change materially or adversely, that the Company's forecasts will accurately anticipate market demand, and the risks discussed in "Factors Affecting Future Performance", which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statement. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 1. BUSINESS

INTRODUCTION

         The Company was founded in 1987 as a Delaware corporation. The Company develops, publishes, distributes and markets video and computer games for use with game consoles, both dedicated and portable, and PCs on a worldwide basis. The Company owns and operates four software development studios located in the U.S. and the U.K. where it develops its own software, and a motion capture studio and a recording studio in the U.S. The Company also contracts with independent software developers to create software for it. The Company publishes, or releases to the public under its brand names, software developed by it as well as by third-party developers. The Company distributes its software directly in North America, the U.K., Germany, France, Spain and Australia. The Company also distributes software developed and published by third parties and develops and publishes strategy guides relating to its software.

         The Company's operating strategy is to develop and publish video and computer game software for each of the major video game consoles and PCs under a portfolio of core brands, including Acclaim Sports, Acclaim Max Sports, Ring Sports, Racing, Acclaim Games and Club Acclaim. Software titles offered under each brand are related by genre and appeal to a targeted demographic group in order to allow for cross-promotion and build brand loyalty.

         Substantially all of the Company's revenues are derived from one industry segment: the publication of interactive entertainment software. For information about the Company's foreign and domestic operations, see Note 16 (Segment Information) of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

INTERACTIVE ENTERTAINMENT INDUSTRY OVERVIEW

         The interactive entertainment software industry is driven by the size of the installed base of game consoles, distributed and marketed by Nintendo, Sony, Microsoft and Sega, and PCs dedicated for home use.

         The video and computer games industry is characterized by rapid technological changes mostly due to:

         o platform transitions from the introduction of game console systems incorporating more powerful processors and operating systems every four to five years;

         o    the impact of technological changes embodied in PCs;

         o    the development of electronic and wireless delivery systems; and

         o the entry and participation of new software publishers and game console distributors and marketers.

         These and other factors have resulted in successive introductions of increasingly advanced game consoles and PCs. As a result of the rapid technological shifts, no single game console or PC system has achieved long-term dominance in the video and computer games market. Therefore, the Company must continually anticipate game console cycles and its research and development group must develop programming tools and engines necessary for the development of software for emerging hardware systems. The video game console market is currently experiencing a shift from the current generation of 32-bit and 64-bit hardware systems, namely the PlayStation 1 and N64 consoles, to a new generation of 128-bit game consoles. Sega introduced its next-generation system, Dreamcast, in Japan in the fall of 1998 and in the U.S. and Europe in the Fall of 1999. Sony introduced its next-generation system, PlayStation 2, in Japan in the Spring of 2000 and shipped a limited number of units in the U.S. and Europe in the Fall of 2000. Nintendo has announced its intention to introduce a next-generation system, the Game Cube, in the Fall of 2001. Microsoft has announced its intention to enter the video game console market for the first time during the second half of calendar 2001 with its X-Box. In addition, Nintendo has announced that it will launch a new portable game console, Game Boy Advanced, in the Summer of 2001. See "Factors Affecting Future Performance:
Industry Trends, Platform Transitions and Technological Change May Adversely Affect the Company's Revenues and Profitability" below.

         The rapid technological advances in game consoles have significantly changed the look and feel of software as well as the software development process. The process of developing software is extremely complex for the current generation of hardware consoles (PlayStation 1 and N64). Developing for the next-generation of systems is even more complex and expensive. See "Factors Affecting Future Performance: Fluctuations in Quarterly Operating Results Lead to Unpredictability of Revenues and Income" below.

         The competition for shelf space at the Company's primary retail outlets is intense because of the number of titles available in the market, and the number of publishers competing for limited retail shelf space. Retailers prefer to deal with companies that have track records of producing successful "hit" titles, have a broad product line, support the introduction of their titles with effective marketing campaigns, and have a long business history with the retailer.

         The following tables reflect the Company's estimates, based on public industry data and information received from hardware manufacturers, retailers and industry analysts, in respect of (1) the cumulative installed base of the identified game consoles, and (2) annual related software unit sales, in the territories for the calendar years indicated:

               CUMULATIVE INSTALLED BASE OF CONSOLES BY TERRITORY
                             (IN MILLIONS OF UNITS)

     [THE NARRATIVE AND/OR TABULAR INFORMATION BELOW IS A FAIR AND ACCURATE
            DESCRIPTION OF GRAPHIC OR IMAGE MATERIAL OMITTED FOR THE
                            PURPOSE OF EDGAR FILING.]

                                   [BAR CHART]

     CALENDAR YEARS:                 1998    1999    2000 (estimate)

     Playstation North America       15.2    21.4    25.7
     Playstation Europe              14.2    20.3    24.7
     Playstation Japan               13.6    15.9    16.6
     N64 North America               10.9    14.6    17.8
     N64 Europe                       5.1     5.5     6.3
     N64 Japan                        3.8     4.8     5.2
     Dreamcast North America                  1.7     4.2
     Dreamcast Europe                 0.3     0.6     1.7
     Dreamcast Japan                          1.3     1.8
     Playstation 2 North America                      1.5
     Playstation 2 Europe                             1.2
     Playstation 2 Japan                              4.0

                       SOFTWARE SALES BY TERRITORY BY YEAR
                             (IN MILLIONS OF UNITS)

     [THE NARRATIVE AND/OR TABULAR INFORMATION BELOW IS A FAIR AND ACCURATE
            DESCRIPTION OF GRAPHIC OR IMAGE MATERIAL OMITTED FOR THE
                            PURPOSE OF EDGAR FILING.]

                                   [BAR CHART]

     CALENDAR YEARS:                 1998    1999    2000(estimate)

     Playstation North America       54.2    68.0    60.0
     Playstation Europe              40.0    49.3    44.1
     Playstation Japan               50.0    43.8    35.0
     N64 North America               27.6    29.0    25.0
     N64 Europe                       9.4    10.9     9.3
     N64 Japan                        6.0     4.9     4.0
     Dreamcast North America                  4.3    10.5
     Dreamcast Europe                 0.7     2.2     4.1
     Dreamcast Japan                          8.9     4.0
     Playstation 2 North America                      4.0
     Playstation 2 Europe                             4.8
     Playstation 2 Japan                              8.0

SOFTWARE DEVELOPMENT

         The Company invests in the creation and development of programming tools and engines that are used in the design and development of its software. The Company believes that these tools and engines give it a competitive advantage in the creation of state-of-the-art software.

         Approximately 57% of the Company's gross revenues in fiscal 2000 were derived from software developed in its studios. The balance was contracted through external development studios. The Company anticipates that it will continue to rely on a relatively balanced mix of external and internal studios for the development of its software.

         The Company's software development strategy is driven by:

         o the long-term anticipated success of the next-generation hardware systems in the market place or to be introduced to the market within the next 12-18 months;

         o    the number of publishers supporting each system;

         o the royalty, if any, imposed by the hardware manufacturers for software developed for each manufacturer's operating system;

         o    consumer preferences;

         o the cost and time to duplicate software for a particular hardware system; and

         o    the gross margins anticipated for each type of software.

         The Company develops and sells software for game consoles, both dedicated and portable, and PCs. Currently, the Company is focused on developing software for:

         o    Nintendo's Game Cube;

         o    Nintendo's portable GameBoy Color;

         o    Nintendo's portable GameBoy Color Advanced;

         o    Sony's PlayStation;

         o    Sony's PlayStation 2;

         o    Sega's Dreamcast;

         o    Microsoft's X-Box; and

         o    PCs.

         The development time for the Company's software for both dedicated game consoles and PCs is currently between 12 and 36 months and the average development cost for a title is between $1.0 million and $6.0 million. The development time for the Company's software for portable systems is currently between six and nine months and the average development cost for a title is between $100,000 and $300,000. The cost of manufacturing cartridge software is significantly higher than CD software, resulting generally in better margins for CD software. Nintendo's portable systems (Game Boy Color and Game Boy Color Advanced) are the only cartridge-based systems in the market for which the Company is developing software titles. The Company is no longer developing titles for Nintendo's N64 system. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Item 7 in this Form 10-K.

         The Company's product development methods and organization are modeled on those used in the software industry. Product managers employed by the Company oversee and are responsible for development of the Company's software in its studios. The product managers and their development teams are responsible for the creation of the Company's software, such as the programming, graphics, animation, sound and game play of each title. Producers are hired by the Company to manage software developed outside the Company's development studios. They manage and monitor the delivery schedule and budget for each title, ensure that the title follows the approved product specifications, act as facilitators with licensors whose trademarks or brands may be incorporated in the title, if necessary, and coordinate testing and final approval of the title.

         The Company tests software developed both by its studios and third-party developers prior to manufacture for defects. The software developed for the game consoles are also tested by the hardware manufacturers for defects. The Company's software for PCs is tested for defects both internally and by independent testing organizations. To date, the Company has not had to recall any software due to defects.

PRODUCTS

         The Company's operating strategy is to develop and maintain a core of "key" software brands. The Company supports this strategy through the regularly scheduled introduction of new titles featuring those brands; however, the longevity of a title, game feature or game character(s) is subject to consumer preferences and at a certain point in time one or more of these items may no longer enjoy the support of the user group.

         The Company intends to develop one or more additional key brands each year based on licensed or original properties, which may then be featured on an annual basis in successive titles. The Company's console and PC titles are primarily sports simulation, real-time simulation, adventure and arcade-style performance games.

         The Company constantly seeks new sources of brands from which to develop software and has historically obtained these rights from a variety of sources in comic book publishing (for example, Shadow Man and Turok), sports (for example, BMX, NFL Quarterback Club, NBA Jam, HBO Boxing, and All-Star Baseball), arcade, television and film (for example, Mary-Kate and Ashley (the Olsen twins)) and other areas of the entertainment industry. Some of the contractual agreements granting the Company rights to use these brands are restricted to individual properties, and some agreements cover a series of properties or grant rights to create software based on or featuring particular brands over a period of time. See discussion below on "Intellectual Property Licenses"; "Factors Affecting Future Performance: Inability to Procure Commercially Valuable Intellectual Property Licenses May Prevent Product Releases or Result in Reduced Product Sales" and Note 2 (License Agreements) to the Notes to Consolidated Financial Statements at Item 8 in this Form 10-K.

         The life cycle of a new title is largely dependent on its initial success and generally ranges from less than three months to upwards of 12 months, with the majority of sales occurring in the first 30 to 120 days after release. Therefore, the Company is constantly required to introduce new titles in order to generate revenues and/or to replace declining revenues from older titles.

         In fiscal 2000, the Company released 45 titles for N64, PlayStation, GameBoy, Dreamcast and PCs. In fiscal 2001, the Company currently plans to release between 40 and 50 titles for PlayStation, PlayStation 2, GameBoy Color, GameBoy Color advanced, Dreamcast and PCs. See "Factors Affecting Future
Performance: The Company's Future Success Is Dependent on its Ability to Release "Hit" Titles" below.

PLATFORM LICENSE AGREEMENTS

         The Company has various license agreements with Nintendo, pursuant to which it has the non-exclusive right to utilize the "Nintendo" name and its proprietary information and technology in order to develop and market software titles for various Nintendo game consoles in various territories throughout the world. The Company pays Nintendo a fixed amount per unit, based in part, on memory capacity and chip configuration. This amount includes the cost of manufacturing, printing and packaging of the unit, as well as a royalty for the use of Nintendo's name, proprietary information and technology. All these fees and charges are subject to adjustment by Nintendo in its discretion. The Company's agreements with Nintendo expire at various times through 2003. To date, the Company and Nintendo have renewed or extended the various license agreements under which the Company operates.

         The Company is party to agreements with Sony, pursuant to which it has a non-exclusive license to develop and distribute software for the PlayStation and for the 128-bit platform PlayStation 2 in North America, Japan and Europe. The Company pays Sony a royalty fee and the cost of manufacturing each unit manufactured by Sony for the Company; this payment is made upon manufacture of the units. The Company's agreements with Sony for the PlayStation platforms expire at various times through 2005.

     The Company is party to an agreement with Sega, pursuant to which it has a non-exclusive license to design, develop and distribute software for Sega's Dreamcast worldwide for so long as Sega manufactures, sells, markets and distributes the Dreamcast game console. The Company pays Sega a royalty fee for each unit of Sega software replicated for the Company. The Company's agreement with Sega expires in 2004. See discussion below on "Production, Sales and Distribution."

         The Company does not have the right to manufacture any software for the Sony PlayStation, PlayStation 2, or Nintendo N64 platforms. The Company does have the right to manufacture, through subcontractors pre-approved by Sega, its software for the Dreamcast game console. See discussion below on "Factors Affecting Future Performance: If the Company Is Unable to Obtain or Renew Licenses from Hardware Developers, It Will Not be Able to Release Software for Game Consoles."

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

         Under each of its console license agreements, the Company bears the risk that the information and technology licensed from Nintendo, Sony or Sega and incorporated in the software may infringe the rights of third parties. Further, the Company must indemnify Nintendo, Sony or Sega with respect to, among other things, any claims for copyright or trademark infringement brought against Nintendo, Sony or Sega and arising from the development and distribution of the game programs incorporated in the software by the Company. To date, the Company has not received any material claims of infringement. See discussion below on "Patent, Trademark, Copyright and Product Protection."


MARKETING AND ADVERTISING

         The Company actively markets its current releases, while simultaneously supporting its catalog of previously released titles with pricing and sales incentives.

         The target consumers for the Company's game console titles are primarily males aged 12 to 35 and, for PC titles, primarily males aged 15 to 35. The Company has recently targeted one of the industry's fastest growing, yet under-served segments: "youth/girl gamers". The successful Mary-Kate & Ashley software titles are positioned for the youth segment of the female market, and leverage the popularity of the two famous child actresses.

         In developing a marketing strategy for a title, the Company seeks story concepts and brands or franchises that it believes will appeal to the imagination of its target consumer. The Company creates marketing campaigns consistent with the target consumer for each title. The Company markets its software through:

         o    television, radio, print and Internet advertising;

         o the Company Internet site (www.acclaim.com) and the Internet sites of others;

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

Focus Development Resources on Higher-Margin, Next-Generation Game Platforms

         While continuing to fund selected projects for existing game platforms, the Company is focusing the majority of its development resources on projects for next-generation game platforms. The Company is also diversifying its platform focus so that it will be well positioned on all the major next-generation platforms, including the PlayStation 2, Nintendo's Game Cube and Microsoft's X-Box. This shift will position the Company to benefit from the increased installed base of PlayStation 2 and the expected introduction of new platforms in 2001. In addition, the Company should benefit from the higher gross margins and lower inventory requirements of the CD-based next-generation platforms.

Direct Product Development through Six Key Brands

         The Company's ability to promote and market its software is important to its success. The Company's operating strategy is to develop and maintain a core of key brands through direct product development under six key brands. The Company has adopted a brand management strategy for its software titles and organized its product development function accordingly.

         o    Acclaim Sports       team sports, such as All-Star Baseball, NFL
                                   Quarterback club and NBA Jam

         o    Acclaim Max Sports   games focused on extreme sports such Dave
                                   Mirra Freestyle BMX, Jeremy McGrath
                                   Supercross and Big Wave Surfing

         o    Ring Sports          boxing and wrestling games, such as Extreme
                                   Championship Wrestling (ECW) and HBO Boxing

         o    Racing               auto and motorcycle racing games such as
                                   Paris Dakar, Vanishing Point and Ducati

         o    Acclaim Games        games focused on proprietary characters and
                                   licensed properties, such as Turok, Shadowman and Fur Fighters

         o    Club Acclaim         games designed for youth and girls, such as
                                   the popular Mary-Kate and Ashley series

The Company intends to develop and market its sports games such as NFL Quarterback Club, All-Star Baseball, NBA Jam, ECW and HBO Boxing across all game platforms. The Company also intends to continue to develop unique proprietary characters for games that may be offered exclusively on one game platform. The company's strategy is to develop and market its key brands across all of the key platforms; however, from time to time certain titles may be system specific.

PRODUCTION, SALES AND DISTRIBUTION

         Pursuant to the Company's agreements with Nintendo and Sony, each hardware manufacturer manufactures the ROMs and CDs embodying the software developed by the Company for its dedicated or portable game consoles. Nintendo requires the Company to open a letter of credit simultaneously with placing a purchase order for software. Goods are delivered to the Company 30 to 50 days after order placement. Initial orders for Sony titles are delivered within 10 to 21 days after the placement of a purchase order. Reorders for Sony software generally take 10 to 14 days to receive product. Pursuant to the Company's agreement with Sega, the Company is required to use a replicator pre-approved by Sega to manufacture the Company's software for the Dreamcast platform. Initial orders for Sega titles are delivered approximately three weeks after order placement. See discussion below on "Factors Affecting Future Performance: If the Company Is Unable to Obtain or Renew Licenses from Hardware Developers, It Will Not be Able to Release Software for Game Consoles."

         The Company manufactures through subcontractors all of its software for PCs. Orders for PC software are generally filled within 10 to 21 days after order placement. Reorders for such software are generally filled within 10 days. The Company believes that the most efficient way to distribute its software is by tailoring its distribution method to each geographic market.

         In North America, the Company's software is sold directly by the Company's sales force, complemented by regional sales representative organizations which receive commissions based on the net sales of each product sold. The Company maintains an in-house sales management team to supervise the sales representatives. The sales representatives also act as sales representatives for some of the Company's competitors. One of the sales representative organizations marketing the Company's software is owned by James Scoroposki, an officer, director and stockholder of the Company. See Note 15(B) (Related Party Transactions) of the Notes to Consolidated Financial
Statements in Item 8 in this Form 10-K.

         The Company sells its software domestically primarily to mass merchants, large retail toy store chains, department stores and specialty stores. The Company's key domestic retail customers include Toys R Us, Walmart and K-Mart. Sales to Toys R Us accounted for approximately 10%, 11% and 15% of the Company's gross revenues for the years ended August 31, 2000, 1999 and 1998, respectively. Sales to Walmart accounted for approximately 11%, 14%, and 10% of the Company's gross revenues for the years ended August 31, 2000, 1999, and 1998, respectively. The Company's customers are not obligated to purchase the Company's software. The loss of any important customer could have a material adverse effect on the Company.

         The Company distributes to retailers directly (through subsidiaries) in the U.K., Germany, France, Spain and Australia. The sales, marketing, and distribution activities of the Company's European subsidiaries are administered through a central management division, Acclaim Europe, based in London. For sales in other markets, the Company appoints regional distributors.

         The Company is generally not contractually obligated to accept returns, except for defective product. In order to maintain retail relationships, the Company may from time to time permit its customers to return or exchange product or provide price protection or other concessions on products unsold by a customer. As the market for each generation of game consoles matures and as more titles become available, the risk of product returns and price concessions increases. The Company establishes allowances for these concessions; however, the Company cannot assure its stockholders that concessions will not exceed the established allowances. See discussion below on "Factors Affecting Future
Performance: If Product Returns, Price Protection and Concessions Exceed Allowances, the Company May Incur Losses" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Net Revenue."

         The Company's warranty policy is to provide the original purchaser with replacement or repair of defective software for a period of 90 days after sale. To date, the Company has not experienced significant warranty claims.

INTELLECTUAL PROPERTY LICENSES

         Some of the Company's titles relate to or are based on brands or franchises licensed from third parties, such as the NBA and the NFL, and their respective players' associations. Typically, the Company is obligated to make certain minimum guaranteed royalty payments over the term of the license and to advance payments against these guarantees, which payments can be recouped by the Company against royalty payments otherwise due in respect of future software sales. License agreements relating to these rights generally extend for a term of two to three years. The agreements are terminable upon the occurrence of a number of factors, including the Company's (1) material breach of the agreement;
(2) failure to pay amounts due to the licensor in a timely manner; or (3) bankruptcy or insolvency.

         Some licenses are limited to specific territories or game consoles. Each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with other products and, in some cases, software for other game consoles. From time to time, licenses may not be renewed or may be terminated. See discussion below on "Factors Affecting Future Performance: Inability to Procure Commercially Valuable Intellectual Property Licenses May Prevent Product Releases or Result in Reduced Product Sales."

         In the first quarter of fiscal 2001, as a result of Comedy Partners' (South Park) repeated refusal to approve the Company's proposed projects and designs, the Company refused to make royalty payments under the license agreement, resulting in the proported termination of the license by Comedy Partners based on the Company's refusal. This matter is the subject of litigation. See "Legal Proceedings."

PATENT, TRADEMARK, COPYRIGHT AND PRODUCT PROTECTION

         Nintendo, Sony and Sega incorporate a security device in the software and their respective hardware systems in order to prevent unlicensed software from infringing Nintendo's, Sony's or Sega's proprietary rights by manufacturing software compatible with their hardware. Under its various license agreements with Nintendo, Sony and Sega, the Company is obligated to obtain or license any available trademark, copyright and patent protection for the original work developed by the Company and embodied in or used with the software and to display the proper notice thereof, as well as notice of the licensor's intellectual property rights, on all its software.

         Each title may embody a number of separately protected intellectual properties: (1) the trademark for the brand featured in the software; (2) the software copyrights; (3) the name and label trademarks; and (4) the copyright for Nintendo's, Sony's or Sega's proprietary technical information.

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

COMPETITION

         The video and computer games market is highly competitive. The Company's chief competitors are the developers of game consoles, to whom the Company pays royalties and/or manufacturing charges, such as Nintendo, Sega and Sony, as well as a number of independent software publishers.

         The availability of significant financial resources has become a major competitive factor in the interactive entertainment software industry, primarily as a result of the costs associated with development and marketing of software. The Company's competitors for game console software vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than the Company. The Company believes that it is one of the largest independent publishers of software for game consoles in the U.S. Data derived from the Toy Retail Sales Tracking Service indicates that, for the first nine months of calendar 2000, the Company achieved a market share of 5.9%, 8.9% and 8.0% for Dreamcast, N64, and PlayStation, respectively. For calendar 1999, the Company achieved a market share of 5.8%, 8.7% and 7.7% for Dreamcast, N64, and PlayStation, respectively. The Company cannot assure its stockholders that it will be able to maintain its current share of the market. The market for software for PCs is fragmented and the Company believes that it has a small share of that market.

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

         The Company relies upon its product quality, marketing and sales abilities, proprietary technology and product development capability, capital resources, the depth of its worldwide retail distribution channels and management experience to compete in the interactive entertainment industry. The Company cannot assure its stockholders that it will compete successfully on any of these factors. See discussion below on "Factors Affecting Future Performance:
If the Company Does Not Compete Successfully, Demand for Its Products May be Reduced."

DISTRIBUTION OF SOFTWARE DEVELOPED BY THIRD-PARTY PUBLISHERS

         From time to time, the Company enters into selected licensing agreements with third-party publishers to distribute, in selected markets, software developed by them. Software developed by third-party publishers is marketed under the name of the original publisher. Sales of software developed by third-party publishers are included in the Company's revenues and the Company assumes the associated credit risk. The Company retains a distribution fee (based on net receipts less certain other deductions) and remits the balance to the original publisher. During fiscal 2000 and 1999, the Company has not received significant revenues from sales of software developed by third-party publishers.

COMIC BOOK AND OTHER PUBLISHING

         In July 1994, the Company acquired Acclaim Comics and commenced the development and publication of comic books and magazines. Acclaim Comics also publishes strategy guides relating to the Company's software. Acclaim Comics receives inter-company royalties from Acclaim for the use in the Company's software of properties licensed or created by Acclaim Comics, such as Turok, Shadow Man and Armorines. Excluding the sale of Acclaim's software utilizing properties licensed from Acclaim Comics, through fiscal 2000, the Company has not derived significant revenues and profits from the sale of Acclaim Comics products.

         Due to operating losses incurred by Acclaim Comics, the current state of the comic book industry and the Company's current projections for Acclaim Comics' operations, the Company has determined that the business no longer supports recoverability of the recorded goodwill. In the fourth quarter of fiscal 2000, the Company discontinued publishing comic book magazines, due to market conditions revised downward its forecasts of unit sales and the life of Company software using properties licensed or created by Acclaim Comics and eliminated the projected development of certain new titles using Acclaim Comics' properties. In addition, the deterioration of Acclaim Comics' core businesses and operating results negatively impacted Acclaim Comics' future projected operating results. Accordingly, in the fourth quarter of fiscal 2000, the Company wrote off the remaining $17.9 million of goodwill related to Acclaim Comics.

         Although the Company intends to continue to release software for a variety of platforms based on characters licensed or created by Acclaim Comics as well as strategy guides relating to the Company's software, as a result of the Company exiting the comic book publishing business, future revenues, if any, will primarily depend on: (1) the licensing and merchandising of its characters in interactive entertainment and other media, such as motion picture or television, (2) the use of its characters in the Company's software and (3) the publication and sale of software strategy guides.

EMPLOYEES

         The Company currently employs approximately 600 persons worldwide, approximately 390 of whom are employed in the U.S. and approximately 540 of whom are employed on a full-time basis. The Company believes that its relationship with its employees is satisfactory.


Executive Officers of the Company

         The following table sets forth certain information concerning the Company's executive officers:

Name                    Position and Principal Occupation                    Age
----                    ---------------------------------                    ---

Gregory E. Fischbach... Co-Chairman of the Board, President and Chief
                        Executive Officer of the Company                      58
James Scoroposki....... Co-Chairman of the Board, Senior Executive Vice
                        President, Secretary and Treasurer of the Company     52
Rodney Cousens......... President and Chief Operating Officer -
                        International of Acclaim Europe                       49
Gerard F. Agoglia...... Executive Vice President and Chief Financial Officer  49
John Ma................ Executive Vice President, Product Development         46

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

         Gerard F. Agoglia became an executive officer of the Company in August 2000, when he joined the Company as Executive Vice President and Chief Financial Officer. Formerly, Mr. Agoglia was Senior Vice President, Chief Financial Officer of Lantis Eyewear Corporation, responsible for strategic initiatives including several successful acquisitions. Prior to such time, Mr. Agoglia served as Corporate Controller of Calvin Klein, Inc. Mr. Agoglia has over 20 years of corporate financial management experience in the apparel and accessories industries. Mr. Agoglia is a Certified Public Accountant and has a Masters of Business Administration.

         John Ma became an executive officer of the Company in October 2000. Mr. Ma has been with the Company since 1991 serving as Senior Vice President of Worldwide Operations and is currently Executive Vice President of Product Development. Prior to joining the Company, Mr. Ma held similar positions with Activision, Inc.

FACTORS AFFECTING FUTURE PERFORMANCE

         The Company's future operating results depend upon many factors and are subject to various risks and uncertainties. The known material risks and uncertainties which may cause the Company's operating results to vary from anticipated results or which may negatively affect its operating results and profitability are as follows:

LIQUIDITY AND CASH REQUIREMENTS ARE DEPENDENT ON ACHIEVING TIMELY PRODUCT RELEASES AND SALES OBJECTIVES

         The Company's significant loss from operations for the fiscal year ended August 31, 2000 and working capital and stockholders' deficiencies at August 31, 2000 raise substantial doubt about the Company's ability to continue as a going concern. Short-term liquidity in 2000 was addressed by the Company receiving additional borrowings under its revolving credit and security agreement with its principal domestic lending institution on a short-term basis. Based on its current available cash resources, including the new additional collateral funding being provided by the Company's third-party domestic and international lender, and assuming the Company meets its sales forecast by successfully achieving its planned product release schedule, and giving effect to the savings from implemented expense reductions, the Company expects to have sufficient resources to meet its projected cash and operating requirements through fiscal 2001. In addition, the Company is actively working with its investment bankers and third-party lending institutions in the development of a supplemental financing plan that would provide additional long-term financing, although there can be no assurance the Company will be able to consummate any such financing.

         If the Company does not substantially achieve the overall projected revenue levels for fiscal 2001 as reflected in its business operating plans, the Company either will require additional financing to fund operations or the Company will need to make further significant expense reductions, including, without limitation, the sale of certain assets or the consolidation of certain operations and staff reductions and/or the delay, cancellation or reduction of certain product development and marketing programs. Certain of such measures may require third-party consents or approvals, including the Company's primary lenders, and there can be no such assurance that consents or approvals can be obtained.

         In the event the Company does not achieve the product release schedule, sales assumptions or any additional expense reductions described above, there can be no assurance that the Company will be able to arrange additional financing on satisfactory terms, if at all. In any such event, the Company's operations and liquidity will be materially adversely affected.

         While the Company anticipates that it will not be in compliance with the financial covenants in its bank agreements in the near term, and anticipates being able to obtain necessary waivers as it has in the past, the Company may not be able to obtain waivers of any future default.

GOING CONCERN CONSIDERATION

         While the accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern, the Company's independent auditors' report, prepared by KPMG LLP includes an explanatory paragraph relating to substantial doubt as to the ability of the Company to continue as a going concern, due to the Company's significant loss from operations in fiscal 2000 and its working capital and stockholders' deficiencies at August 31, 2000.

IF CASH FLOWS FROM OPERATIONS ARE NOT SUFFICIENT TO MEET THE COMPANY'S NEEDS, IT MAY BE FORCED TO SELL ASSETS, REFINANCE DEBT, OR FURTHER DOWNSIZE OPERATIONS

         In the second half of fiscal 2000, the Company implemented an expense reduction initiative, which reduced operating expenses commencing with the fourth quarter of the current fiscal year. Additionally, during the first quarter of fiscal 2001, the Company implemented incremental expense reduction initiatives to reduce operating expenses throughout fiscal 2001 in line with its sales forecasts; however, insufficient liquidity in fiscal 2001 may require the Company to sell assets or consolidate operations, reduce staff, refinance debt and/or otherwise restructure its operations. The Company's operating plan for fiscal 2001 focuses on lowering fixed and variable expenses worldwide, the elimination of certain software development projects which were not expected to achieve the Company's financial return parameters within the next 12 to 18 months and the corresponding elimination of non-essential marketing expenses and staff reductions. Although the Company believes the actions it has taken should return the Company's operations to profitability it cannot assure its shareholders and investors that it will achieve the sales necessary to avoid further reductions. See "Industry Trends, Platform Transitions and Technological Change May Adversely Affect The Company's Revenues and Profitability" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ABILITY TO SERVICE DEBT AND PRIOR RIGHTS OF CREDITORS MAY ADVERSELY AFFECT HOLDERS OF COMMON STOCK

         The Company believes that its current available cash resources including the new additional collateral funding being provided by the Company's third-party domestic and international lender, and assuming the Company meets its sales forecasts by successfully achieving its planned product release schedule, and giving effect to the savings from implemented expense reductions, will be sufficient to meet its projected cash and operating requirements, which include the timely payment of all interest and principal payments through fiscal 2001. If however, the Company's cash and projected cash flow from operations in fiscal 2001 or beyond is insufficient to make interest and principal payments when due, the Company may have to restructure its indebtedness. The Company cannot guarantee that it will be able to restructure or refinance its debt on satisfactory terms. In addition, restructuring or refinancing may not be permitted by the terms of the Company's existing indebtedness. The Company cannot assure investors that its future operating cash flows will be sufficient to meet its debt service requirements or to repay its indebtedness at maturity.

         If the Company violates the financial or other covenants contained in its bank agreements or in the indenture governing its outstanding convertible notes, it will be in default under its loan agreements and/ or the indenture. If a default occurs and is not waived by the lender, the lender could seek remedies against the Company, including: (1) penalty rates of interest; (2) immediate repayment of the debt; and/ or (3) the foreclosure on any assets securing the debt. Pursuant to the terms of the agreement with its third-party lender, the Company is required to maintain specified levels of working capital and tangible net worth, among other covenants. As of August 31, 2000, the Company was not in compliance with the financial covenants under its revolving credit facility. The Company received waivers regarding this non-compliance from the third-party lender.

         While the Company anticipates that it will not be in compliance with the financial covenants in its bank agreements in the near term, and anticipates being able to obtain necessary waivers as it has in the past, the Company may not be able to obtain waivers of any future default. If the Company becomes insolvent, is liquidated or reorganized, after payment to the creditors, there are likely to be insufficient assets remaining for any distribution to stockholders.

         In order to meet its debt service obligations, from time to time the Company also depends on dividends, advances and transfers of funds from its subsidiaries. State and foreign law regulate the payment of dividends by these subsidiaries, which is also subject to the terms of existing bank agreements and the indenture governing its outstanding convertible notes. A significant portion of the Company's assets, operations, trade payables and indebtedness is located among these foreign subsidiaries. The creditors of the subsidiaries would generally recover from these assets on the obligations owed to them by the subsidiaries before any recovery by the Company's creditors and before any assets are distributed to stockholders.

REVENUES AND LIQUIDITY ARE DEPENDENT ON TIMELY INTRODUCTION OF NEW TITLES

         The life cycle of a new title generally ranges from less than three months to upwards of 12 months, with the majority of sales occurring in the first 30 to 120 days after release. Therefore, the Company is constantly required to introduce new titles in order to generate revenues and/or to replace declining revenues from older titles. In the past and in fiscal 2000, the Company experienced delays in the introduction of new titles, which has had a negative impact on its results of operations. The complexity of next-generation systems has resulted in higher development expenses, longer development cycles, and the need to carefully monitor and plan the product development process. If the Company does not introduce titles in accordance with its operating plans for a period, its results of operations, liquidity and profitability in that period could be negatively affected.

         The timely shipment of a new title depends on various factors including
(1) the development process; (2) bug testing; (3) approval by hardware licensors; and (4) approval by third- party licensors.

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

INDUSTRY TRENDS, PLATFORM TRANSITIONS AND TECHNOLOGICAL CHANGE MAY ADVERSELY AFFECT THE COMPANY'S REVENUES AND PROFITABILITY

         The life cycle of existing game consoles and the market acceptance and popularity of new game consoles significantly affects the success of the Company's products. The Company cannot guarantee that it will be able to predict accurately the life cycle or popularity of each game console. If the Company (1) does not develop software for games consoles that achieve significant market acceptance; (2) discontinues development of software for a game console that has a longer-than-expected life cycle; (3) develops software for a game console that does not achieve a significant installed base; or (4) continues development of software for a game console that has a shorter-than-expected life cycle, it will experience losses from operations.

         In addition, the cyclical nature of the video and computer games industry requires the Company to continually adapt software development efforts to emerging hardware systems. The industry is migrating to a 128-bit game console. Sega has introduced Dreamcast while Sony released PlayStation 2 in the Fall of 2000. Both

Nintendo and Microsoft have announced plans to release their own 128-bit game consoles. No assurance can be given that these new game consoles will achieve commercial success similar to and/or installed bases comparable to that of the 32- bit PlayStation or 64-bit N64, or as to the timing of such success. In addition, the Company cannot guarantee that it will be successful in developing and publishing software for these new game consoles nor can it guarantee that Microsoft or Nintendo will release its new platforms in accordance with their announced release dates in the near future.

THE COMPANY'S FUTURE SUCCESS IS DEPENDENT ON ITS ABILITY TO RELEASE "HIT" TITLES

         The market for software is "hits" driven. Therefore, the Company's future success depends on developing, publishing and distributing "hit" titles for games consoles with significant installed bases. If the Company does not publish "hit" titles in the future, its financial condition, results of operations and profitability could be negatively affected as has occurred in the past. It is difficult to predict consumer preferences for titles, and few titles achieve sustained market acceptance. The Company cannot assure stockholders that it will be able to publish "hit" titles in the future.

IF PRODUCT RETURNS, PRICE PROTECTION AND CONCESSIONS EXCEED ALLOWANCES, THE COMPANY MAY INCUR LOSSES

         The Company is not contractually obligated to accept returns except for defective product. The Company may permit customers to return or exchange products and may provide price protection or concessions on products unsold by the customer. The Company is having to more frequently provide price protection and concessions and/or accept higher levels of returns and exchange. Coupled with more competitive pricing, if the Company's allowances for returns, exchanges and price concessions are exceeded, the Company's financial condition and results of operations will be negatively impacted, as has occurred in the past.

         Management makes significant estimates and assumptions regarding allowances for estimated product returns, price protection and concessions in preparing the Company's financial statements. The Company establishes allowances taking into account the potential for product returns, price protection and concessions based primarily on: (1) market acceptance of products in retail and distributor inventories; (2) level of retail inventories; (3) seasonality; and
(4) historical return and price concession rates.

     The Company believes that, at August 31, 2000, its allowances for future returns, exchanges and price protection and concessions are adequate. The Company cannot guarantee the adequacy of its current or future allowances. For a discussion of the Company's provision for sales allowances see Item 8, Note 4 (Accounts Receivable) of the Notes to Consolidated Financial Statements of this Form 10-K.

IF THE COMPANY IS UNABLE TO OBTAIN OR RENEW LICENSES FROM HARDWARE DEVELOPERS, IT WILL NOT BE ABLE TO RELEASE SOFTWARE FOR GAME CONSOLES

The Company is substantially dependent on each hardware developer (1) as the sole licensor of the specifications needed to develop software for its game consoles; (2) as the sole manufacturer (Nintendo and Sony software) of the software developed by the Company for its game consoles; (3) to protect the intellectual property rights to its game consoles and technology and (4) to discourage unauthorized persons from producing software for its game consoles.

Substantially all of the Company's revenues have historically been derived from sales of software for game consoles. In fiscal 2000, 1999 and 1998, the Company derived:

         o approximately 40%, 64% and 60%, respectively, of gross revenues from the sale of Nintendo-compatible software;

         o approximately 32%, 27% and 30%, respectively, of gross revenues from the sale of Sony PlayStation software;

         o approximately 21%, 0% and 0%, respectively, of gross revenues from the sale of Sega compatible software; and

         o approximately 6%, 8% and 10%, respectively, of gross revenue from the sale of PC software.

         If the Company cannot obtain licenses to develop software from developers of new game consoles or if any of its existing license agreements are terminated, the Company will not be able to release software for those game consoles, which would have a negative impact on its results of operations and profitability. Although the Company cannot assure its stockholders that, at the end of their current terms, it will be able to obtain extensions or that it will be successful in negotiating definitive license agreements with developers of new game consoles, to date the Company has always obtained extensions or new agreements with the hardware companies.

         The Company's revenue growth may also be dependent on the hardware companies. If new license agreement contain similar limitations, the Company's revenue and profitability may be negatively impacted.

INCREASED PRODUCT DEVELOPMENT COST MAY ADVERSELY AFFECT PROFITABILITY

         The Company's research and development expenses increased $6.9 million to $57.4 million (approximately 30% of net revenues) for the fiscal year ended August 31, 2000 from $50.5 million (approximately 12% of net revenues) for the fiscal year ended August 31, 1999. The Company anticipates that its future research and development expenses will decrease due to the Company's focus on fewer hardware systems. In the fiscal 2000 transition year the Company focused its development efforts and costs on N64, PlayStation 1, PlayStation 2, X-Box and Dreamcast, while incurring incremental costs in the development of tools and engines necessary for the new platforms. The Company's current release schedule commencing in the second fiscal quarter of 2001 is developed around PlayStation 2, X-Box and Game Cube. In addition, the Company will continue to support PlayStation 1 through a select group of independent software developers, thus permitting the Company to reduce in part its internal development costs. Although the Company anticipates that its future product development expenses will decrease in fiscal 2001, the Company cannot assure its investors that its product development expenses will not increase thereafter as a result of the complexity of developing games for the new 128-bit game consoles. The Company anticipates that its profitability will continue to be impacted by the levels of research and development expenses relative to revenues, and by fluctuations relating to the timing of development in anticipation of the next-generation platforms.

INABILITY TO PROCURE COMMERCIALLY VALUABLE INTELLECTUAL PROPERTY LICENSES MAY PREVENT PRODUCT RELEASES OR RESULT IN REDUCED PRODUCT SALES

         The Company's titles often embody trademarks, trade names, logos, or copyrights licensed to it by third parties, such as the NBA, the NFL or their respective players' associations. The Company may not be successful in acquiring or renewing licenses to property rights with significant commercial value. The loss of one or more of these licenses could prevent the Company's release of a title or limit its economic success. For example, the Company's license for the WWF properties expired in November 1999 and was not renewed. Sales of titles using WWF properties aggregated 29% of gross revenues in the fiscal year ended August 31, 1999 as compared to 11% for the fiscal year ended August 31, 2000. In addition, the Company cannot assure stockholders that these licenses will be available on reasonable terms or at all.

         License agreements relating to these rights generally extend for a term of two to three years. The agreements are terminable upon the occurrence of a number of factors, including the Company's (1) material breach of the agreement;
(2) failure to pay amounts due to the licensor in a timely manner; or (3) bankruptcy or insolvency.

IF THE COMPANY DOES NOT COMPETE SUCCESSFULLY, DEMAND FOR ITS PRODUCTS MAY BE REDUCED

         The video and computer games market is highly competitive. Only a small percentage of titles introduced in the market achieve any degree of sustained market acceptance. If the Company's titles are not successful, its operations and profitability will be negatively impacted. The Company cannot guarantee that its titles will compete successfully.

Competition in the video and computer games industry is based primarily upon:

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

     The Company's chief competitors are the developers of games consoles, to whom the Company pays royalties and/or manufacturing charges, as well as a number of independent software publishers. The hardware developers have a price, marketing and distribution advantage with respect to software marketed by them. The Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than the Company, such as Nintendo, Sega and Sony. The Company's competitors also include a number of independent software publishers licensed by the hardware developers.

     As each hardware cycle matures, significant price competition and reduced profit margins result and the Company anticipates this to continue throughout the transition period of fiscal 2001. In addition, competition from new technologies may reduce demand in markets in which the Company has traditionally competed. As a result of prolonged price competition and reduced demand as a result of competing technologies, the Company's operations and liquidity have been, and in the future could continue to be, negatively impacted.

REVENUES VARY DUE TO THE SEASONAL NATURE OF VIDEO AND COMPUTER GAMES SOFTWARE PURCHASES

         The video and computer games industry is highly seasonal. Typically, net revenues are highest in the last calendar quarter, decline in the first calendar quarter, are lower in the second calendar quarter and increase in the third calendar quarter. The seasonal pattern is due primarily to the increased demand for software during the year-end holiday selling season and the reduced demand for software during the summer months. The Company's earnings vary significantly and are materially affected by releases of "hit" titles and, accordingly, may not necessarily reflect the seasonal patterns of the industry as a whole. The Company expects that operating results will continue to fluctuate significantly in the future. See "Fluctuations in Quarterly Operating Results Lead to Unpredictability of Revenues and Income" below.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS LEAD TO UNPREDICTABILITY OF REVENUES AND INCOME

         The timing of release of new titles can cause material quarterly revenues and earning fluctuations. A significant portion of revenues in any quarter is often derived from sales of new titles introduced in that quarter or in the immediately preceding quarter. If the Company is unable to begin volume shipments of a significant new title during the scheduled quarter, as was the case in the second half of fiscal 2000, its revenues and earnings will be negatively affected in that period. In addition, because a majority of the unit sales for a title typically occur in the first 30 to 120 days following its introduction, revenues and earnings may increase significantly in a period in which a major title is introduced and may decline in the following period or in which there are no major title introductions.

         Quarterly operating results also may be materially impacted by factors including (1) the level of market acceptance or demand for titles and (2) the level of development and/or promotion expenses for a title. Consequently, if net revenues in a period are below expectations, the Company's operating results and financial position in that period are likely to be negatively affected, as occurred in the fourth quarter of fiscal 2000.

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

NASDAQ DELISTING AND LIQUIDITY OF COMMON STOCK

         In order to maintain the listing of the Company's common stock on The Nasdaq National Market, the Company was required, among other things, to maintain net tangible assets of at least $4 million for continued listing on The Nasdaq National Market.

         In the fourth quarter of fiscal 2000, the Company's securities were delisted from quotation on The Nasdaq National Market. The Company's common stock is currently listed for trading on The Nasdaq Small Cap Market. Although the Company meets the current listing criteria for The Nasdaq Small Cap Market, no assurance can be given as to the Company's ongoing ability to meet The Nasdaq Small Cap Market maintenance requirements.

         In order to obtain relisting of its common stock on The Nasdaq National Market, the Company must satisfy certain quantitative designation criteria, which it does not currently meet. No assurance can be given that the Company will be able to meet such relisting criteria for The Nasdaq National Market in the near future.

         If the Company's common stock was to be delisted from trading on The Nasdaq Small Cap Market, trading, if any, in the common stock may continue to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market. Delisting of the common stock would result in limited release of the market price of the common stock and limited news coverage of the Company and could restrict investors' interest in the common stock and materially adversely affect the trading market and prices for the common stock and the Company's ability to issue additional securities or to secure additional financing.

         If the Company's common stock is delisted from The Nasdaq Small Cap Market, it could become subject to the "penny stock" rules. "Penny stocks" generally are equity securities with a price of less than $5.00 per share, which are not registered on certain national securities exchanges or quoted on the Nasdaq system. If our common stock was delisted from Nasdaq, it could become subject to the SEC's penny stock rules. These rules, among other things, require broker-dealers to satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser's written consent prior to any transaction. In addition, under the penny stock rules, additional disclosure in connection with trades in the common stock would be required, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of the common stock.

PREVALENCE OF ILLEGAL COPYING OF SOFTWARE COULD ADVERSELY AFFECT SALES

         In order to protect its software and proprietary rights, the Company relies mainly on a combination of (1) copyrights; (2) trade secret laws; (3) patent and trademark laws; and (4) nondisclosure agreements.

         Existing U.S. and international laws afford only limited protection. An unauthorized person may be able to copy the Company's software or otherwise obtain and use its proprietary information. If a significant amount of illegal copying of software published or distributed by the Company occurs, its product sales could be adversely impacted. Policing illegal use of software is extremely difficult and software piracy is expected to persist. In addition, the laws of some foreign countries in which the Company's software is distributed do not protect the Company and its intellectual property rights to the same extent as the laws of the United States. The Company cannot guarantee that its attempts to protect its proprietary rights will be adequate.

INFRINGEMENT COULD LEAD TO COSTLY LITIGATION AND/ OR THE NEED TO ENTER INTO LICENSE AGREEMENTS, WHICH MAY RESULT IN INCREASED OPERATING EXPENSES

         Existing or future infringement claims by or against the Company may result in costly litigation or require the Company to license the proprietary rights of third parties, which could have a negative impact on the Company's results of operations, liquidity and profitability.

         The Company believes that its proprietary rights do not infringe on the proprietary rights of others. As the number of titles in the industry increases, the Company believes that claims and lawsuits with respect to software infringement will also increase. From time to time, third parties have asserted that some of the Company's titles infringed its proprietary rights. The Company has also asserted that third parties have likewise infringed its proprietary rights. These infringement claims have sometimes resulted in litigation by and against the Company. To date, none of these claims has negatively impacted the Company's ability to develop, publish or distribute its software. The Company cannot guarantee that future infringement claims will not occur or that they will not negatively impact its ability to develop, publish or distribute its software.

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

         In particular, the Company is highly dependent upon the management services of Gregory Fischbach, Co-Chairman of the Board and Chief Executive Officer, and James Scoroposki, Co-Chairman of the Board and Senior Executive Vice President. If the Company were to lose either of their services, its business would be negatively impacted. Although the Company has employment agreements with Messrs. Fischbach and Scoroposki through August 2003, they may leave or compete with the Company in the future. If the Company is unable to attract additional qualified employees or retain the services of key personnel, its business could be negatively impacted.

CHARTER AND ANTI-TAKEOVER PROVISIONS COULD NEGATIVELY AFFECT RIGHTS OF HOLDERS OF COMMON STOCK

         The Board of Directors has the authority to issue shares of preferred stock and to determine their characteristics without stockholder approval. In this regard, the Board of Directors recently approved a stockholder rights plan which is described in Note 14 (Stockholders' Rights) of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. If the Series B junior participating preferred stock is issued it would be more difficult for a third party to acquire a majority of the Company's voting stock.

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

ITEM 2. PROPERTIES.

         The Company's corporate headquarters are located in a 70,000 square foot office building in Glen Cove, New York, which was purchased by the Company in fiscal 1994. Additionally, the Company's U.S. subsidiaries operate in approximately 10,000 square feet of leased space within this facility. See Note 8 (Long-Term Debt) and Note 9 (Obligations under Capital and Operating Leases) of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. The Company also owns a 10,000 square foot office building in Oyster Bay, New York, which has been leased to a third-party tenant. The Company also owns an office facility in the U.K, which facility the Company has determined not to use and which is being held for sale. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In addition, the Company's U.S. studios lease 69,000 square feet of office space in the aggregate in Texas and Utah.

         The Company's foreign subsidiaries lease office space in Japan, France, Germany, Spain, Australia and the U.K. The Company believes that these facilities are adequate for its current and foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS.

         The Company and other participants in the entertainment industry were sued in an action entitled James, et al. v. Meow Media, et al. filed in April 1999 in the U.S. District Court for the Western District of Kentucky, Paducah Division, Civil Action No. 5:99CV96-J. The plaintiffs allege that the defendants caused injury to the plaintiffs as a result of, in the case of the Company, its manufacture and/or supply of "violent" video games to Michael Carneal, then fourteen. The plaintiffs further allege that the defendants were negligent in such manufacture and/or supply thereby breaching a duty to Mr. Carneal and others, including the plaintiffs (the parents of the deceased individuals). Mr. Carneal killed three individuals and wounded five others during a shooting at the Heath High School in McCracken County, Kentucky. The plaintiffs seek damages in the amount of approximately $110,000,000. The Company intends to defend this action vigorously. The Company has entered into a joint defense agreement and is sharing defense costs with certain of the other defendants. The U.S. District Court for the Western District of Kentucky dismissed this action; however, it is currently on appeal to the U.S. Court of Appeals for the Sixth Circuit.

         The Company, Iguana Entertainment and Gregory E. Fischbach were sued in an action entitled Jeffery Spangenberg vs. Acclaim Entertainment, Inc., Iguana Entertainment, Inc., and Gregory Fischbach filed in August 1998 in the District Court of Travis County, Texas (Cause No. 98-09418). The plaintiff alleged that the defendants (1) breached their employment obligations to the plaintiff, (2) breached a Texas statute covering wage payment obligations based on their alleged failure to pay bonuses to the plaintiff; and (3) made fraudulent misrepresentations to the plaintiff in connection with the plaintiff's employment relationship with the Company, and accordingly, sought unspecified damages. The Company has negotiated a settlement with regard to this action, the terms of which are confidential, and is in the process of implementing this settlement.

            The SEC issued orders in April 1996 directing a private investigation relating to, among other things, the Company's October 1995 release of its earnings estimate for fiscal 1995. The Company provided documents to the SEC, and the SEC took testimony from Company representatives. In September 2000, the SEC completed its investigation and instituted cease and desist proceedings against the Company and the Company's former Chief Financial Officer, Anthony Williams. The SEC found that the Company and Mr. Williams violated Sections 10(b) and 13(b)(2)(A) of the Securities Exchange Act of 1934 in connection with its release of its earnings in 1995.

Simultaneously, without admitting nor denying the allegations in the proceedings, the Company consented to an order that it cease and desist from committing or causing any violation and any future violation of Sections 10(b) and 13(b)(2)(A) of such Act and Rules 10b-5 and 13b-2 thereunder. Williams separately consented to the order.

         The Company received a demand for indemnification from the defendant Lazer-Tron Corporation ("Lazer-Tron") in a matter entitled J. Richard Oltmann v. Steve Simon, No. 98 C1759 and Steve Simon v. J. Richard Oltmann, J Richard Oltmann Enterprises, Inc., d/b/a Haunted Trails Amusement Parks, and RLT Acquisitions, Inc., d/b/a Lazer-Tron, No. A 98 CA426, consolidated as U.S. District Court Northern District of Illinois Case No. 99 C 1055 (the "Lazer-Tron Action"). The Lazer-Tron Action involves the assertion by plaintiff Simon that defendants Oltmann, Haunted Trails and Lazer-Tron misappropriated plaintiff's trade secrets. Plaintiff alleges claims for Lanham Act violations, unfair competition, misappropriation of trade secrets, conspiracy, and fraud against all defendants, and seeks damages in unspecified amounts, including treble damages for Lanham Act claims, and an accounting. Pursuant to an Asset Purchase Agreement (the "Agreement") made as of March 5, 1997, the Company sold Lazer-Tron to RLT Acquisitions, Inc. ("RLT"). Under the Agreement, the Company assumed and excluded specific liabilities, and agreed to indemnify RLT for certain losses, as specified in the Agreement. In an August 1, 2000 letter, counsel for Lazer-Tron in the Lazer-Tron Action asserted that the Company's indemnification obligations in the Agreement applied to the Lazer-Tron Action, and demanded that the Company indemnify Lazer-Tron for any losses which may be incurred in the Lazer-Tron Action. In an August 22, 2000 response, the Company asserted that any losses which may result from the Lazer-Tron Action are not assumed liabilities under the Agreement for which the Company must indemnify Lazer-Tron. In a November 20, 2000 letter, Lazer-Tron responded to Acclaim's August 22 letter and reiterated its position that the Company must indemnify Lazer-Tron with respect to the Lazer-Tron Action. No other action with respect to this matter has been taken to date.

            On November 27, 2000, the Company was sued in the U.S. District Court for the Southern District of New York, Comedy Partners vs. Acclaim Entertainment, Inc. The plaintiff alleges breach of contract and trademark and copyright infringement in that (i) the Company failed to pay certain royalty obligations under its license agreement and accordingly the license was terminated and certain guaranteed royalties also became due, and (ii) that the Company has continued to sell this product following termination, in violation of the license. The Company does not believe the outcome of this matter will have a material adverse effect on the Company's financial position or operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock was traded on The Nasdaq National Market until July 31, 2000 when it was delisted and moved to the Nasdaq Small Cap Market. Its trading symbol remains unchanged as AKLM. As of November 15, 2000, the closing sale price of the common stock was $1.28 per share. As of such date, there were approximately 1,749 holders of record of the common stock.

         The following table sets forth the range of high and low sales prices for Acclaim's common stock for each of the periods indicated:

                                                                    Price
                                                                    -----
                                                               High        Low
                                                               ----        ---
  Fiscal Year 2000
      First Quarter.......................................    $8.69       $6.00
      Second Quarter......................................     6.81        3.00
      Third Quarter.......................................     6.47        1.66
      Fourth Quarter
          June 1 - July 31................................     2.14        1.28
          August 1 - August 31 (Nasdaq Small Cap Market)..     2.16        1.34

  Fiscal Year 1999
      First Quarter.......................................   $10.25       $5.00
      Second Quarter......................................    13.00        7.13
      Third Quarter.......................................     9.31        6.19
      Fourth Quarter......................................     8.06        5.00


DIVIDEND POLICY

         The Company has never declared or paid any cash dividends on its common stock and has no present intention to declare or pay cash dividends on its common stock in the foreseeable future. The Company is subject to various financial covenants with its lenders that could limit and/or prohibit the payment of dividends in the future. See discussion below at Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 8 (Long-Term Debt) of the Notes to Consolidated Financial Statements at
Item 8 in this Form 10-K. The Company intends to retain earnings, if any, which it may realize in the foreseeable future to finance its operations.

ITEM 6. SELECTED FINANCIAL DATA

         The following tables should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing at Item 8 and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing at Item 7 in this Annual Report on Form 10-K.

                                                                     Condensed Statements of Operations
                                                                        Fiscal Years ended August 31,
                                                      ---------------------------------------------------------------------
                                                         2000           1999           1998          1997           1996
                                                      ----------     ----------     ----------    ----------     ----------
                                                              (In thousands of dollars, except per share information)
Net revenues                                           $188,626       $430,974       $326,561      $165,411       $161,945
Cost of revenues                                        105,396        200,980        148,660        89,818        191,790
                                                      ---------------------------------------------------------------------
Gross profit (loss)                                      83,230        229,994        177,901        75,593        (29,845)
Operating expenses:
       Marketing and selling                             71,632         72,245         61,691        57,266        116,142
       General and administrative                        56,378         64,322         50,848        62,005         67,359
       Research and development                          57,410         50,452         37,367        41,689         46,864
       Goodwill writedown                                17,870              -              -        25,200              -
       Litigation settlements (recoveries) and other          -         (1,753)             -        33,550          5,000
                                                      ---------------------------------------------------------------------
Total operating expenses                                203,290        185,266        149,906       219,710        235,365
                                                      ---------------------------------------------------------------------
EARNINGS (LOSS) FROM OPERATIONS                        (120,060)        44,728         27,995      (144,117)      (265,210)
Interest income                                           3,758          3,999          2,196         2,186          3,844
Interest expense                                        (11,449)       (10,343)        (9,028)      (11,427)       (11,605)
Other (expense) income, net                              (3,902)           646            291        (5,702)         4,104
                                                      ---------------------------------------------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES                    (131,653)        39,030         21,454      (154,060)      (268,867)
Income tax expense/(benefit)                                 91          2,972            764           882        (47,499)
                                                      ---------------------------------------------------------------------
NET EARNINGS (LOSS)                                   ($131,744)      $36,058        $20,690      ($159,228)     ($221,368)
                                                      ==========      ========       ========     ==========     ==========
Basic earnings (loss) per share                          ($2.36)        $0.66          $0.40         ($3.21)        ($4.47)
                                                         =======        ======         ======        =======        =======
Diluted earnings (loss) per share                        ($2.36)        $0.57          $0.37         ($3.21)        ($4.47)
                                                         =======        ======         ======        =======        =======
                                                      ---------------------------------------------------------------------

                                                                             August 31,
                                              -------------------------------------------------------------------
BALANCE SHEET DATA:                              2000           1999           1998          1997          1996
                                                 ----           ----           ----          ----          ----
Working capital (deficiency)                  $ (76,769)     $ 29,391       $(19,100)     $(64,156)     $(10,039)
Total assets                                     65,020       244,838        160,407       133,175       239,651
Current portion of long- term debt                1,521           724            724         1,002        25,527
Long-term liabilities                            59,564        53,584         56,629        59,472         4,032
Stockholders' equity (deficiency)               (93,980)       31,359        (21,773)      (59,046)       93,589

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company develops, publishes, markets and distributes video and computer games for use with game consoles, both dedicated and portable, and PCs on a worldwide basis. The Company owns and operates four software development studios located in the U.S. and the U.K. where it develops its own software, and also a motion capture studio and a recording studio in the U.S. The Company also contracts with independent software developers to create software for it. The Company publishes, or releases to the public under its brand names, software developed by it as well as by third-party developers. The Company distributes its software directly to retailers in North America, the U.K., Germany, France, Spain and Australia. The Company also distributes software developed and published by third parties and develops and publishes strategy guides relating to the Company's software.

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

         The Company's revenues have traditionally been derived from sales of software for the then popular game consoles. Accordingly, the Company's performance has been, and is expected in the future to be, materially adversely affected by platform transitions. As a result of the industry transition to 32-bit and 64-bit game consoles which commenced in 1995, the Company's software sales during fiscal 1996, 1997 and 1998 were significantly lower than in fiscal 1994 and 1995. The Company's inability to predict accurately the timing of such transition resulted in material losses in fiscal 1996 and 1997. The video and computer games industry is currently experiencing another platform transition from 32-bit and 64-bit to 128-bit game consoles and related software. The Company believes that sales of new 32-bit and 64-bit game consoles have peaked and will continue to decrease substantially in future periods. This transition during fiscal 2000 resulted in increased competition, fewer hit titles capable of achieving significant sales levels and increased price weakness for non-hit titles. The software transition has also resulted in industry-wide software pricing weakness which impacted the Company's operating results during fiscal 2000 and is anticipated to adversely impact the Company in fiscal 2001, as the market shifts from the current game consoles to the next-generation systems that were launched by Sega in fiscal 2000 and Sony in fiscal 2001, and which are anticipated to be launched in North America by Nintendo and Microsoft in the fall of 2001. The Company will continue to support PlayStation 1, Dreamcast and GameBoy Color and also will begin to publish for PlayStation 2 and GameBoy Color Advanced. The Company will not release new N64 titles in fiscal 2001 and will release fewer titles for Sega's Dreamcast. The Company expects its portfolio of titles for 2002 to be dominated by PlayStation 2, Game Cube, X-Box and GameBoy Advanced. Although the Company does not believe that the installed base of next generation platforms in 2001 will support software sales at the levels obtained in 1999 (before the current platform transition), when the transition is complete the Company anticipates that the eventual installed base of 128-bit systems will provide a larger market for its software at improved gross margins (based on the predominance of CD product rather than cartridges) as compared to 1999. There can be no assurance that newly-introduced (e.g., Sony's PlayStation 2 and Sega's Dreamcast), or the announced (e.g., Nintendo's Game Cube and Microsoft's X-Box) 128-bit game consoles will achieve commercial success similar to that of the 32-bit PlayStation or 64-bit N64 or the timing of such success, if achieved. See

"Liquidity and Capital Resources" below, and "Factors Affecting Future
Performance: Industry Trends, Platform Transitions and Technological Change May Adversely Affect the Company's Revenues and Profitability."

         The rapid technological advances in game consoles have significantly changed the look and feel of software as well as the software development process. Currently, the process of developing software is extremely complex and the Company expects it to become more complex and expensive in the future with the advent of the more powerful next-generation game consoles. According to the Company's estimates, the average development time for a title is between 12 and 36 months and the average development cost for a title is between $1 million and $6 million. The average development time for the Company's software for portable systems is currently between six and nine months and the average development cost for a title is between $100,000 and $300,000. Approximately 57%, 82% and 68% of the Company's gross revenues in fiscal 2000, 1999 and 1998, respectively was derived from software developed by its studios. See "Factors Affecting Future Performance: Increased Product Development Costs May Adversely Affect Profitability."

         The Company's revenues in any period are generally driven by the titles released by the Company in that period. In fiscal 2000 and in the past, the Company has experienced delays in the introduction of new titles, which has had a negative impact on its results of operations. It is likely that some of the Company's future titles will not be released in accordance with the Company's operating plans for a period, in which event its results of operations and profitability in that period would be negatively affected. See "Liquidity and Capital Resources" below, and "Factors Affecting Future Performance: Revenues and Liquidity Are Dependent on Timely Introduction of New Titles."

         Revenues from the Company's 32-bit and 64-bit software in fiscal 2000 were significantly below the Company's expectations due, in large part, to (1) lower-than-expected sell-through at retail of certain of the Company's products,
(2) delays in the introduction of new titles, (3) the decline of the market for N64 software and the Company's prior emphasis on the N64 platform, and (4) the slowdown in the rate of growth of the installed base of 32-bit and 64-bit game consoles. In response to the foregoing trends, in fiscal 2000 the Company determined not to release additional titles for the N64. In addition, the Company substantially increased its sales allowances to address the effects on the Company of increased competition and industry-wide weakness in cartridge-based software sales and slower-than-expected sales of certain products. The decline in sales was partially offset by revenues from software for the Sega Dreamcast 128-bit game console which is a CD-based delivery system.

         The Company recorded a net loss of approximately ($131.7) million for the fiscal year ended August 31, 2000 compared to net earnings of approximately $36 million and $21 million in fiscal years ended August 31, 1999 and 1998, respectively. In addition to the factors discussed above, which significantly and adversely impacted net revenues, the Company's operating results for fiscal 2000 were also negatively impacted by increased research and development expenses and the write-off of the remaining goodwill of $17.9 million from its comic book publishing operations.

         As the Company continues to manage through the current game console transition and prepares to compete in the software market for next-generation game consoles, it is necessary that the Company meet its product release schedule and sales projections and manage its operational expenditures at the planned levels for the next four quarters in order to generate sufficient liquidity to fund its operations. See "Liquidity and Capital Resources" below.

         The Company's results of operations in the future will be dependent in large part on (1) the timing and rate of growth of the software market for 128-bit and other emerging game consoles and (2) the Company's ability to identify, develop and timely publish, in accordance with its product release schedule, software that performs well in the marketplace.

RESULTS OF OPERATIONS

         The following table shows certain statements of consolidated operations data as a percentage of net revenues for the periods indicated:

                                           FISCAL YEAR ENDED AUGUST 31,
                                        ----------------------------------
                                         2000          1999          1998
                                        ------        ------        ------
Domestic revenues                        63.6%         69.7%         66.4%
Foreign revenues                         36.4%         30.3%         33.6%
                                        -----         -----         -----
Net revenues                            100.0%        100.0%        100.0%
Cost of revenues                         55.9%         46.6%         45.5%
                                        -----         -----         -----
Gross profit                             44.1%         53.4%         54.5%
                                        -----         -----         -----
Operating expenses:
         Marketing and sales             38.0%         16.8%         18.9%
         General and administrative      29.9%         14.9%         15.6%
         Research and development        30.4%         11.7%         11.4%
         Goodwill writedown               9.5%           --            --
         Litigation recovery               --          (0.4)%          --
                                        -----         -----         -----

Total operating expenses                107.8%         43.0%         45.9%
                                        -----         -----         -----
Earnings (loss) from operations         (63.6)%        10.4%          8.6%
Interest income                           2.0%          0.9%          0.7%
Interest expense                         (6.1%)        (2.4%)        (2.8%)
Other income (expense)                   (2.1%)         0.1%          0.1%
                                        -----         -----         -----
Earnings (loss) before income taxes     (69.8)%         9.1%          6.6%
Provision for income taxes                  0%          0.7%          0.2%
                                        -----         -----         -----
Net Earnings (loss)                     (69.8)%         8.4%          6.3%
                                        =====         =====         =====

NET REVENUES

         The Company's gross revenues were derived from the following product categories:

                                                  2000*    1999*    1998*
                                                  -----    -----    -----
         Portable software                          9%       5%       2%
         32-bit software                           32%      27%      30%
         64-bit software                           31%      59%      57%
         128- bit software                         21%      --       --
         Computer games software                    6%       8%      10%
         Other                                      1%       1%       1%
                                                  ---      ---      ---
         Total                                    100%     100%     100%

________________

         * The numbers in this chart do not give effect to sales credits and allowances granted by the Company since the Company does not track such credits and allowances by product category. Accordingly, the numbers presented may vary materially from those that would be disclosed if the Company were able to present such information as a percentage of net revenues.

         The Company's net revenues decreased to approximately $188.6 million for the year ended August 31, 2000 from approximately $431.0 million for the year ended August 31, 1999 predominantly due to delays in the introduction of new titles, lower than anticipated sales of certain of the Company's released products, the decline of the market for N64 software and the Company's prior emphasis on the N64 platform and significant slowdown in the rate of growth of the installed base of 32-bit and 64-bit game consoles. In addition, net revenues were further negatively impacted by increased sales allowances for returns, price concessions and price protection relating primarily to 32-bit and 64-bit software. These sales decreases were partially offset by increased sales of the Company's Dreamcast-related software which aggregated 21% of gross revenues for fiscal 2000.

         The Company anticipates that its titles currently scheduled for introduction throughout fiscal 2001 will be released as planned; however, no assurance can be given that these titles will be released in accordance with the Company's current expectations. Assuming timely shipment of the Company's titles, the Company's revenues from the sale of software are anticipated to grow in fiscal 2001 as compared to fiscal 2000; however, the Company anticipates that, for fiscal 2001 as a whole, its growth rate will be lower than its fiscal 1999 growth rate of 32%. If the Company does not release new titles as planned in fiscal 2001, the Company's net revenues could be materially and negatively impacted and the Company could incur losses from operations.

         The Company anticipates that its mix of domestic and foreign net revenues will continue to be affected by the content of titles released by the Company to the extent such titles are positioned for the domestic market.

          The increase in the Company's net revenues from $326.6 million for the year ended August 31, 1998 to $431.0 million for the year ended August 31, 1999 was predominantly due to increased revenues from sales of the Company's 64-bit software. Sales of Nintendo's N64 software represented 59% of the gross revenues in fiscal 1999.

         A significant portion of the Company's revenues in any quarter are generally derived from software first released in that quarter or in the immediately preceding quarter. See "Factors Affecting Future Performance:
Revenues and Liquidity Are Dependent on Timely Introduction of New Titles" and "The Company's Future Success is Dependent on Its Ability to Release "Hit" Titles."

         In fiscal 2000, WWF Attitude (for multiple platforms), ECW Hardcore Revolution (for multiple platforms), South Park - Luv Shack (for multiple platforms) and Turok Rage Wars (for multiple platforms), accounted for approximately 11%, 9%, 8%, and 7%, respectively, of the Company's gross revenues. In fiscal 1999, Turok 2: Seeds of Evil (for multiple platforms), WWF Attitude (for multiple platforms), WWF Warzone (for multiple platforms), and South Park (for multiple platforms) accounted for approximately 17%, 15%, 13%, and 10%, respectively, of the Company's gross revenues. In fiscal 1998, WWF War Zone (for multiple platforms), NFL Quarterback Club '98 (for the N64), Forsaken (for multiple platforms) and Extreme G (for the N64) accounted for approximately 18%, 13%, 11% and 11%, respectively, of the Company's gross revenues.

         The Company also licenses intellectual properties from third parties, such as the NFL. These licenses generally permit the Company to market titles utilizing the licensors' properties in exchange for royalty payments. The Company's license for the WWF properties expired in November 1999 and was not renewed. Sales of titles using WWF properties aggregated 11% and 29% of gross revenues in fiscal 2000 and 1999, respectively.

          The Company is substantially dependent on the game console developers as the sole developers of the game consoles marketed by them, as the sole licensors of the proprietary information and technology needed to develop software for those hardware platforms and, in the case of Nintendo and Sony, as the sole manufacturers of software for the hardware platforms marketed by them. For the years ended August 31, 2000, 1999 and 1998, the Company derived 40%, 64% and 59% of its gross revenues, respectively, from sales of Nintendo-compatible software; 32%, 27% and 30% of its gross revenues, respectively, from sales of PlayStation software and 21%, less than 1%, and less than 1% of its gross revenues, respectively, from sales of Sega-compatible software.

         The Company has a license to develop, and release, titles for Sony's PlayStation 2 and Sega's Dreamcast platforms introduced in the U.S. in the first quarter of fiscal 2001 and 2000, respectively. The Company has released 16 titles for Dreamcast in fiscal 2000 and plans to release five additional titles in fiscal 2001. As for Sony's PlayStation 2, released in the Fall of 2000, the Company expects to release 12 titles in fiscal 2001, the first title was launched in November 2000 and the second will be released in December 2000.

GROSS PROFIT

         Gross profit is primarily impacted by the percentage of sales of CD software as compared to the percentage of sales of cartridge software. Gross profit may also be significantly impacted from time to time by the level of returns and price protection and concessions to retailers and distributors to which the Company provides discounts and allowances. The percentage of foreign sales and the percentage of foreign sales to third party distributors may impact gross margins as well.

         The Company's margins on sales of CD software (currently, PlayStation, Dreamcast and PCs) are higher than those on cartridge software (currently, N64 and Game Boy Color) primarily because CD software manufacturing costs are significantly lower. The Company's margins on foreign software sales to third-party distributors are approximately one-third lower than those on sales that the Company makes directly to foreign retailers.

         Gross profit decreased to $83.2 million (44% of net revenues) for the year ended August 31, 2000 from $230.0 million (53% of net revenues) for the year ended August 31, 1999. The dollar decrease is predominantly due to the decreased sales levels, the establishment of increased sales allowances for returns, price concessions and price protection, as well as lower average net selling prices per unit obtained during the platform transition period of fiscal 2000 as compared to fiscal 1999.

         Gross profit increased to $230.0 million (53% of net revenues) for the year ended August 31, 1999 from $177.9 million (54% of net revenues) for the year ended August 31, 1998 predominantly due to increased unit sales and higher average unit selling prices of the Company's software.

         The Company's gross profit in fiscal 2001 will continue to be dependent in large part on the timing and rate of growth of the software market for 128-bit and other emerging game consoles, the rate of distribution of the Sony PlayStation 2 and the Company's ability to identify, develop and timely publish, in accordance with its product release schedule, software that sells through at retail. See "Factors Affecting Future Performance: Liquidity and Cash Requirements and Dependence on Achieving Timely Product Release and Sales Objectives."

OPERATING EXPENSES

         Marketing and selling expenses decreased to $71.6 million (38% of net revenues) for the year ended August 31, 2000 from $72.2 million (17% of net revenues) for the year ended August 31, 1999 and increased $10.5 million for fiscal year 1999 from $61.7 million (19% of net revenues) for the year ended August 31, 1998.

         Although marketing expenses increased by $8.3 million for fiscal 2000 over fiscal 1999 (primarily related to increased television and print advertising) the increase was offset by lower sales commission expenses recognized on lower revenues in fiscal 2000 as compared to fiscal 1999, resulting in the overall increase to marketing and selling expenses. The significant percentage decrease is due to the lower net revenues achieved in 2000. The dollar increase in fiscal 1999 over fiscal 1998 is attributable to higher revenues and more marketing initiatives.

         General and administrative expenses decreased to $56.4 million (30% of net revenues) for the year ended August 31, 2000 from $64.3 million (15% of net revenues) for the year ended August 31, 1999 and increased $13.5 million from $50.8 million (16% of net revenues) for the year ended August 31, 1998. The dollar decrease in fiscal 2000 is primarily due to the cost reduction efforts initiated by the company in the second half of fiscal 2000 while the increase in fiscal 1999 over fiscal 1998 is primarily attributable to a higher level of expenses among all functions and within all categories.

         Research and development expenses increased to $57.4 million (30% of net revenues) for the year ended August 31, 2000 from $50.5 million (12% of net revenues) for the year ended August 31, 1999 and increased $13.1 million in fiscal 1999 over fiscal 1998 expenses of $37.4 million (11% of net revenues). The dollar increases in fiscal 2000 and 1999 are primarily attributable to the implementation of the Company's strategy to establish its own brands, an increase in the number of internally developed titles, and the increased expense of concurrently developing new game engines and programming tools for the next-generation game consoles for Nintendo, Sony, Microsoft and Sega while continuing to support the existing platforms and increased personnel cost at the studios.

         As of August 31, 2000, the Company concluded that the goodwill associated with its comics and strategy guides business was no longer recoverable. Accordingly, the Company recorded a $17.9 million charge to write-off the remaining goodwill associated with Acclaim Comics. This determination was based on the general deterioration in the comic book and strategy guides publishing industry; the shortened longevity of the characters featured in the Company's video games and strategy guides and the inability of the featured characters to generate sufficient positive operating cash flows before any charge for goodwill amortization. The Company will still continue to publish strategy guides to support its game titles.

         In fiscal 1999, the Company realized a litigation settlement gain of $1.8 million. Due to the occurrence of various events identified in the related settlement agreement, including an increase in the market value of the Company's common stock to a value specified in the settlement agreement, the Company's previously recorded contractual obligation was reduced.

         The percentage increases in marketing and sales and general and administrative expenses for fiscal 2000 is primarily attributable to decreased sales volume. See "Factors Affecting Future Performance: Increased Product Development Costs May Adversely Affect Profitability."

         In the third and fourth quarters of fiscal 2000, the Company implemented an expense reduction initiative, which reduced operating expenses commencing with the fourth quarter of fiscal 2000. The plan focused on reducing fixed and variable expenses company wide, the elimination of certain titles under development, staff reductions and reduced marketing expenses.

         The Company has implemented a focused effort to reduce its marketing and selling and other operating expenses by approximately 30% in fiscal
2001 as compared to fiscal 2000 through:

         o Reduction of Marketing and Selling Expenses - the Company has implemented a plan to substantially reduce its selling and marketing expenses. In particular, the Company projects that fiscal 2001 selling and marketing expenses will decline approximately 38% from fiscal 2000 levels.

         o Reduction of Overhead and Other Operating Expenses - Through a series of targeted headcount and other operating expense reductions, the Company has implemented a cost reduction plan that is anticipated to reduce other operating expenses by approximately 25% in fiscal 2001 compared to fiscal 2000 (excluding the one time goodwill writedown).

         However, there is no guarantee that the Company can accomplish all the above expense reductions.

         Interest income decreased slightly to $3.8 million in fiscal 2000 from $4.0 million in fiscal 1999 due to lower cash balances available for investment. Interest income increased in fiscal 1999 over fiscal 1998 due to higher average cash balances available for investment.

         Interest expense increased to $11.4 million in fiscal 2000 from $10.3 million in fiscal 1999 due to increased interest on additional financing from the Company's primary lending institution.

         As of August 31, 2000, the Company had a U.S. tax net operating loss carryforward of approximately $126.0 million. For the fiscal years ended August 31, 2000, 1999 and 1998, the provision for income taxes was $0.1 million, $3.0 million and $0.8 million, respectively, which relate primarily to federal alternative minimum, state and foreign taxes.

SEASONALITY

         The Company's business is seasonal, with higher revenues and operating income typically occurring during its first, second and fourth fiscal quarters (which corresponds to the holiday-selling season). The timing of the delivery of software titles and the release of new products cause material fluctuations in the Company's quarterly revenues and earnings, which may cause the Company's results to vary from the seasonal patterns of the industry as a whole. See "Factors Affecting Future Performance: Revenues Vary Due to the Seasonal Nature of Video and PC Game Software Purchases."

LIQUIDITY AND CAPITAL RESOURCES

         At August 31, 2000, the Company had a negative working capital position of approximately ($76.8) million as compared to $29.4 million at August 31, 1999. Cash and cash equivalents totaled approximately $6.7 million on August 31, 2000 versus $74.4 million at August 31, 1999. As of October 31, 2000, the Company had cash and cash equivalents of approximately $3.0 million. See "Factors Affecting Future Performance: Liquidity and Cash Requirements and Dependence on Achieving Timely Product Release and Sales Objectives."

         The Company's significant loss from operations for the fiscal year ended August 31, 2000 and working capital and stockholders' deficiencies at August 31, 2000 raise substantial doubt about the Company's ability to continue as a going concern. Short-term liquidity in 2000 was addressed by the Company receiving additional borrowings under its revolving credit and security agreement with its principal domestic lending institution on a short-term basis. Based on its current available cash resources, including the new additional collateral funding being provided by the Company's third-party domestic and international lender, and assuming the Company meets its sales forecast by successfully achieving its planned product release schedule, and giving effect to the savings from implemented expense reductions, the Company expects to have sufficient resources to meet its projected cash and operating requirements through fiscal 2001. In addition, the Company is actively working with its investment bankers and third-party lending institutions in the development of a supplemental financing plan that would provide additional long-term financing, although there can be no assurance the Company will be able to consummate any such financing.

         If the Company does not substantially achieve the overall projected revenue levels for fiscal 2001 as reflected in its business operating plans, the Company either will require additional financing to fund operations or the Company will need to make further significant expense reductions, including, without limitation, the sale of certain assets or the consolidation of certain operations and staff reductions and/or the delay, cancellation or reduction of certain product development and marketing programs. Certain of such measures may require third-party consents or approvals, including the Company's primary lenders, and there can be no such assurance that consents or approvals can be obtained.

         In the event the Company does not achieve the product release schedule, sales assumptions or any additional expense reductions described above, there can be no assurance that the Company will be able to arrange additional financing on satisfactory terms, if at all. In any such event, the Company's operations and liquidity will be materially adversely affected.

         While the accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern, the Company's independent auditors' report, prepared by KPMG LLP includes an explanation paragraph relating to substantial doubt as to the ability of the Company to continue as a going concern, due to the Company's significant loss from operations in fiscal 2000 and its working capital and stockholders' deficiencies at August 31, 2000.

         The Company used net cash in operating activities of approximately $56.5 million during the year ended August 31, 2000, and derived net cash in operating activities of approximately $29.9 million and $23.3 million during the years ended August 31, 1999 and 1998, respectively. The decrease in net cash from operating activities in fiscal 2000 is primarily attributable to the loss from operations. The increase in net cash from operating activities in fiscal 1999 and 1998 was primarily attributable to profitable operations.

         The Company used net cash in investing activities of approximately $19.8 million, $11.0 million and $3.9 million during the years ended August 31, 2000, 1999 and 1998, respectively. Cash used in investing activities in fiscal 2000, 1999 and 1998 is primarily attributable to the acquisition of fixed assets, primarily an enterprise-wide computer system and an office building in the U.K.

         The Company derived net cash from financing activities of approximately $6.7 million, $8.1 million and $1.3 million during the years ended August 31, 2000, 1999 and 1998, respectively. The decrease in net cash derived from financing activities in the fiscal 2000 period as compared to the fiscal 1999 period is primarily attributable to the decrease in proceeds from the exercise of stock options and warrants. The increase in net cash provided by financing activities in the fiscal 1999 as compared to fiscal 1998 is primarily attributable to the increase in proceeds from the employee stock purchase plan and the exercise of stock options and warrants.

         The Company generally purchases its inventory of Nintendo software by opening letters of credit when placing the purchase order. At August 31, 2000, the amount outstanding under letters of credit was approximately $7.7 million. Other than such letters of credit and ordinary course minimum royalty and payable obligations, the Company does not currently have any material operating or capital expenditure commitments.

         The Company has a revolving credit and security agreement with a third-party domestic financing institution since 1989. The credit agreement expires August 31, 2003 but automatically renews for additional one-year periods, unless terminated upon 90 days' prior notice by either party. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined based on a formula including factored receivables and inventory, which advances are secured by substantially all of the Company's assets. The domestic financing institution also acts as the Company's factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At August 31, 2000, the factoring charge was 0.25% of the receivables assigned and the interest on advances was at the prime rate plus one percent. Pursuant to the terms of the agreement with its third-party lender, the Company is required to maintain specified levels of working capital and tangible net worth, among other covenants. As of August 31, 2000, the Company was not in compliance with the financial covenants under its revolving credit facility. The Company received waivers regarding this non-compliance from the third-party lender. While the Company anticipates that it will not be in compliance with the financial covenants in its bank agreements in the near term, and anticipates being able to obtain necessary waivers as it has in the past, the Company may not be able to obtain waivers of any future default. If the Company becomes insolvent, is liquidated or reorganized, after payment to the creditors, there are likely to be insufficient assets remaining for any distribution to stockholders.

         During August 2000, the domestic financing institution advanced the Company $15.0 million additional interim funding above the standard borrowing base under the loan agreement. Such additional interim funding must be repaid by November 30, 2000. The Company expects to repay this advance at that time.

         In November 2000, the Company amended the revolving credit and security agreement with its third-party domestic financing institution to provide the Company with an increased borrowing base against eligible receivables.

         Effective September 2000, the Company and certain of the Company's European subsidiaries reached an agreement to amend their current receivable facility under which the domestic financing institution provided account receivables financing of up to the lesser of approximately $18.0 million or 60% of eligible receivables related to the Company's international operations. The interest rate is 2% above LIBOR. This credit facility has a term of three years automatically renewing for additional one-year periods thereafter, unless terminated upon 90-days' prior notice by either party. It is secured by the factored receivables and assets of such subsidiaries.

         In March 2000, pursuant to a seven-year term secured credit facility, the domestic financing institution provided the Company with mortgage financing in the amount of $6.2 million relating to its purchase of a building in the United Kingdom held for sale. The Company has decided not to utilize the facility and it is now held for sale. Interest is charged on this facility at a rate of 2% above LIBOR. The Company also has a financing arrangement relating to the mortgage on its corporate headquarters. At August 31, 2000, the outstanding principal balance on the Company's corporate headquarters was $1.2 million.

NEW ACCOUNTING PRONOUNCEMENTS

         The Company will implement the provisions of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," in fiscal 2001. The Company is presently assessing the impact, if any, of this standard on its consolidated financial statements.

         In December 1999, the SEC issued SAB No. 101, Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB No. 101B which postponed the implementation of SAB No. 101 until fiscal 2001. The Company believes that its revenue recognition policies and practices are in conformity with SAB No. 101.

STOCKHOLDERS' RIGHTS

         In the fourth quarter of fiscal 2000, the Board of Directors of the Company declared a dividend distribution of one right for each outstanding share of the Company's common stock to stockholders of record at the close of business on June 21, 2000. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth (1/1,000) of a share of Series B junior participating preferred stock, $0.01 par value, at a purchase price of $30 per unit, subject to adjustment. The description and terms of the rights are set forth in a rights agreement, dated as of June 5, 2000, between the Company and Computershare Trust Co. (formerly known as American Securities Transfer and Trust, Inc.), as Rights Agent.

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

    o the tenth business day following the commencement of a tender or exchange offer if, upon its consummation, the offeror would become the beneficial owner of 10% or more of the Company's common stock then outstanding; or

    o a merger or other business combination transaction involving the Company

         The rights are not exercisable until a distribution date, as described above, and will on June 7, 2010, unless earlier redeemed, exchanged, extended or terminated by the Company. At no time will the rights have any voting power.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company has not entered into any significant financial instruments for trading or hedging purposes.

         The Company's results of operations are affected by fluctuations in the value of its subsidiaries' functional currency as compared to the currencies of its foreign denominated sales and purchases. The results of operations of the Company's subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which the Company transacts business. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. At August 31, 2000 and 1999, the Company's foreign currency translation adjustments were not material. See Note 1(L) (Business and Significant Accounting Policies: Foreign Currency) of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive

         The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term obligations since the majority of the Company's long-term obligations are at fixed rates, however, the Company is exposed to fluctuations in future earnings and cash flow from changes in interest rates on its short term borrowings which are set at minimal thresholds of prime or LIBOR plus a fixed rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Acclaim Entertainment, Inc.

         We have audited the accompanying consolidated balance sheets of Acclaim Entertainment, Inc. and Subsidiaries as of August 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the three year period ended August 31, 2000. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for each of the three years ended August 31, 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acclaim Entertainment, Inc. and Subsidiaries as of August 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1A to the consolidated financial statements, the Company's significant loss from operations in fiscal 2000 and its working capital and stockholders' deficiencies at August 31, 2000 raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                    KPMG LLP

         New York, New York
         November 29, 2000

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                       August 31,
                                                                 ----------------------
                                                                    2000         1999
                                                                 ---------    ---------
                               Assets
Current Assets
     Cash and cash equivalents                                   $   6,738    $  74,421
     Accounts receivable, net                                        3,958       84,430
     Inventories                                                     4,708       15,565
     Prepaid expenses                                                7,263       14,870
                                                                 ---------    ---------
Total Current Assets                                                22,667      189,286
                                                                 ---------    ---------
     Fixed assets, net                                              41,615       32,694
     Goodwill, net                                                     540       21,199
     Other assets                                                      198        1,659
                                                                 ---------    ---------
Total Assets                                                     $  65,020    $ 244,838
                                                                 =========    =========

      Liabilities and Stockholders' (Deficiency) Equity

Current Liabilities
     Current portion of long-term debt                           $   1,521    $     724
     Obligations under capital leases - current                        514          518
     Trade accounts payable                                         31,121       47,298
     Accrued expenses                                               66,280      103,663
     Income taxes payable                                             --          7,692
                                                                 ---------    ---------
Total Current Liabilities                                           99,436      159,895
                                                                 ---------    ---------
Long-Term Liabilities
     Long-term debt                                                 54,964       50,957
     Obligations under capital leases - noncurrent                     883          775
     Other long-term liabilities                                     3,717        1,852
                                                                 ---------    ---------
Total Liabilities                                                  159,000      213,479
                                                                 ---------    ---------
Stockholders' Equity (Deficiency)
     Preferred stock, $0.01 par value; 1,000 shares
         authorized; none issued                                      --           --
     Common stock, $0.02 par value; 100,000 shares authorized;
         56,625 and 56,033 shares issued, respectively               1,133        1,121
     Additional paid in capital                                    213,940      207,273
     Accumulated deficit                                          (304,866)    (173,122)
     Treasury stock, 551 and 537 shares, respectively               (3,338)      (3,262)
     Accumulated other comprehensive income                           (849)        (651)
                                                                 ---------    ---------
Total Stockholders' (Deficiency) Equity                            (93,980)      31,359
                                                                 ---------    ---------
Total Liabilities and Stockholders' (Deficiency) Equity          $  65,020    $ 244,838
                                                                 =========    =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ACCLAIM ENTERTAINMENT, INC AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                (In thousands of dollars, except per share data)

                                         FISCAL YEARS ENDED AUGUST 31,
                                      -----------------------------------
                                         2000         1999         1998
                                      ---------    ---------    ---------
Net revenues                          $ 188,626    $ 430,974    $ 326,561
Cost of revenues                        105,396      200,980      148,660
                                      ---------    ---------    ---------
Gross profit                             83,230      229,994      177,901
                                      ---------    ---------    ---------
Operating expenses
     Marketing and sales                 71,632       72,245       61,691
     General and administrative          56,378       64,322       50,848
     Research and development            57,410       50,452       37,367
     Goodwill writedown                  17,870           --           --
     Litigation recovery                     --       (1,753)          --
                                      ---------    ---------    ---------
Total operating expenses                203,290      185,266      149,906
                                      ---------    ---------    ---------
Earnings (loss) from operations        (120,060)      44,728       27,995
                                      ---------    ---------    ---------
Other income (expense)
     Interest income                      3,758        3,999        2,196
     Interest expense                   (11,449)     (10,343)      (9,028)
     Other income (expense)              (3,902)         646          291
                                      ---------    ---------    ---------
Earnings (loss) before income taxes    (131,653)      39,030       21,454
                                      ---------    ---------    ---------
Provision for income taxes                   91        2,972          764
                                      ---------    ---------    ---------
Net earnings (loss)                   $(131,744)   $  36,058    $  20,690
                                      =========    =========    =========
Basic earnings (loss) per share       $   (2.36)   $    0.66    $    0.40
                                      =========    =========    =========
Diluted earnings (loss) per share     $   (2.36)   $    0.57    $    0.37
                                      =========    =========    =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIENCY)
                            (In thousands)


                                                        PREFERRED STOCK                    COMMON STOCK
                                                            ISSUED                            ISSUED
                                                            ------                            ------                ADDITIONAL
                                                     SHARES          AMOUNT           SHARES          AMOUNT      PAID-IN CAPITAL
                                                     ------          ------           ------          ------      ---------------
BALANCE AT AUGUST 31, 1997                                -              -            50,122          $1,002          $181,786
                                                    -------        -------           -------         -------           -------

    Net Earnings                                          -              -                 -               -                 -
    Issuance of Common Stock for Litigation
      Settlements                                         -              -             1,274              26             6,868
    Issuances and Cancellations of Common
      Stock and Options                                   -              -                15               1               239
    Deferred Compensation Expense                         -              -                 -               -                 -
    Exercise of Stock Options                             -              -             1,223              24             4,285
    Escrowed Shares Received                              -              -                 -               -                 -
    Foreign Currency Translation Gain                     -              -                 -               -                 -
                                                    -------        -------           -------         -------           -------

BALANCE AT AUGUST 31, 1998                                -              -            52,634           1,053           193,178
                                                    -------        -------           -------         -------           -------

    Net Earnings                                          -              -                 -               -                 -
    Issuances of Common Stock                             -              -               206               4             1,792
    Issuance of Warrants for Litigation
      Settlements                                         -              -                 -               -             1,700
    Subordinated Notes Conversion                         -              -                48               1               249
    Cancellations of Options                              -              -                 -               -              (552)
    Issuance of Common Stock for Deferred
      Compensation                                        -              -               400               8             3,167
    Deferred Compensation Expense                         -              -                 -               -                 -
    Exercise of Stock Options and Warrants                -              -             2,631              52             9,085
    Escrowed Shares Received                              -              -               (69)             (1)                1
    Issuance of Common Stock under
      Employee Stock Purchase Plan                        -              -               183               4             1,306
    Foreign Currency Translation Loss                     -              -                 -               -                 -
                                                    -------        -------           -------         -------           -------

BALANCE AT AUGUST 31, 1999                                -              -            56,033           1,121           209,926
                                                    -------        -------           -------         -------           -------

    Net Loss                                              -              -                 -               -                 -
    Issuances of common stock                             -              -                14               -               100
    Escrowed Shares Received                              -              -               (72)             (1)             (628)
    Cancellations of Options                              -              -                 -               -               (66)
    Deferred Compensation Expense                         -              -                 -               -                 -
    Issuance of Warrants for Litigation
      Settlements                                         -              -                 -               -             2,550
    Exercise of Stock Options and Warrants                -              -               427               9             1,553
    Issuance of Common Stock under
      Employee Stock Purchase Plan                        -              -               223               4               818
    Foreign Currency Translation Loss                     -              -                 -               -                 -
                                                    -------        -------           -------         -------           -------

BALANCE AT AUGUST 31, 2000                                -              -            56,625          $1,133          $214,253
                                                    -------        -------           -------         -------           -------


                                                                                                    ACCUMULATED
                                                                                                       OTHER
                                                    DEFERRED         ACCUMULATED     TREASURY     COMPREHENSIVE
                                                  COMPENSATION         DEFICIT         STOCK          INCOME
                                                  ------------         -------         -----          ------
Balance at August 31, 1997                           ($8,413)        ($229,870)      ($2,904)          ($647)
                                                    --------        ----------      --------         -------

    Net Earnings                                           -            20,690             -               -
    Issuance of Common Stock for Litigation
      Settlements                                          -                 -             -               -
    Issuances and Cancellations of Common
      Stock and Options                                  690                 -             -               -
    Deferred Compensation Expense                      4,190                 -             -               -
    Exercise of Stock Options                              -                 -             -               -
    Escrowed Shares Received                               -                 -          (199)              -
    Foreign Currency Translation Gain                      -                 -             -             459
                                                    --------        ----------      --------         -------

BALANCE AT AUGUST 31, 1998                            (3,533)         (209,180)       (3,103)           (188)
                                                    --------        ----------      --------         -------

    Net Earnings                                           -            36,058             -               -
    Issuances of Common Stock                              -                 -             -               -
    Issuance of Warrants for Litigation
      Settlements                                          -                 -             -               -
    Subordinated Notes Conversion                          -                 -             -               -
    Cancellations of Options                             552                 -             -               -
    Issuance of Common Stock for Deferred
      Compensation                                    (3,169)                -             -               -
    Deferred Compensation Expense                      3,497                 -             -               -
    Exercise of Stock Options and Warrants                 -                 -             -               -
    Escrowed Shares Received                               -                 -          (159)              -
    Issuance of Common Stock under
      Employee Stock Purchase Plan                         -                 -             -               -
    Foreign Currency Translation Loss                      -                 -             -            (463)
                                                    --------        ----------      --------         -------
BALANCE AT AUGUST 31, 1999                            (2,653)         (173,122)       (3,262)           (651)
                                                    --------        ----------      --------         -------

    Net Loss                                               -          (131,744)            -               -
    Issuances of common stock                              -                 -             -               -
    Escrowed Shares Received                               -                 -           (76)              -
    Cancellations of Options                              66                 -             -               -
    Deferred Compensation Expense                      2,274                 -             -               -
    Issuance of Warrants for Litigation
      Settlements                                          -                 -             -               -
    Exercise of Stock Options and Warrants                 -                 -             -               -
    Issuance of Common Stock under
      Employee Stock Purchase Plan                         -                 -             -               -
    Foreign Currency Translation Loss                      -                 -             -            (198)
                                                    --------        ----------      --------         -------
BALANCE AT AUGUST 31, 2000                             ($313)        ($304,866)      ($3,338)          ($849)
                                                    --------        ----------      --------         -------


                                                                   COMPREHENSIVE
                                                     TOTAL         INCOME (LOSS)
                                                     -----         -------------
Balance at August 31, 1997                          ($59,046)
                                                  ----------

    Net Earnings                                      20,690             $20,690
    Issuance of Common Stock for Litigation
      Settlements                                      6,894                   -
    Issuances and Cancellations of Common
      Stock and Options                                  930                   -
    Deferred Compensation Expense                      4,190                   -
    Exercise of Stock Options                          4,309                   -
    Escrowed Shares Received                            (199)                  -
    Foreign Currency Translation Gain                    459                 459
                                                  ----------         -----------

BALANCE AT AUGUST 31, 1998                           (21,773)             21,149
                                                  ----------         -----------

    Net Earnings                                      36,058              36,058
    Issuances of Common Stock                          1,796                   -
    Issuance of Warrants for Litigation
      Settlements                                      1,700                   -
    Subordinated Notes Conversion                        250                   -
    Cancellations of Options                               -                   -
    Issuance of Common Stock for Deferred
      Compensation                                         6                   -
    Deferred Compensation Expense                      3,497                   -
    Exercise of Stock Options and Warrants             9,137                   -
    Escrowed Shares Received                            (159)                  -
    Issuance of Common Stock under
      Employee Stock Purchase Plan                     1,310                   -
    Foreign Currency Translation Loss                   (463)               (463)
                                                  ----------         -----------

BALANCE AT AUGUST 31, 1999                            31,359              35,595
                                                  ----------         -----------

    Net Loss                                        (131,744)           (131,744)
    Issuances of common stock                            100                   -
    Escrowed Shares Received                            (705)                  -
    Cancellations of Options                               -                   -
    Deferred Compensation Expense                      2,274                   -
    Issuance of Warrants for Litigation
      Settlements                                      2,550                   -
    Exercise of Stock Options and Warrants             1,562                   -
    Issuance of Common Stock under
      Employee Stock Purchase Plan                       822                   -
    Foreign Currency Translation Loss                   (198)               (198)
                                                  ----------         -----------

BALANCE AT AUGUST 31, 2000                          ($93,980)          ($131,942)
                                                  ----------         -----------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   ACCLAIM ENTERTAINMENT, INC AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (In thousands of dollars)

                                                                                    FISCAL YEARS ENDED AUGUST 31,
                                                                                 -----------------------------------
                                                                                    2000         1999         1998
                                                                                 ---------    ---------    ---------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
NET EARNINGS (LOSS)                                                              ($131,744)   $  36,058    $  20,690
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES
    Depreciation and amortization                                                   13,202       11,674       13,237
    Goodwill writedown                                                              17,870           --           --
    Provision for returns and discounts                                             90,248       73,739       51,113
    Deferred compensation expense                                                    2,274        3,497        4,190
    Non-cash royalty charges                                                         6,077        2,413        2,025
    Litigation recoveries                                                               --       (1,753)          --
    Non-cash compensation expense                                                      300          516           --
    Other non-cash items                                                                80           64        1,329
CHANGE IN ASSETS AND LIABILITIES, NET OF EFFECTS OF ACQUISITIONS:
    Accounts receivable (net of advances)                                           (9,461)    (116,819)     (70,196)
    Inventories                                                                     10,587      (12,221)         171
    Prepaid expenses                                                                 6,696          521        3,724
    Accounts payable                                                               (14,987)      23,538        7,068
    Accrued expenses                                                               (41,703)       9,227      (10,307)
    Income taxes                                                                    (7,151)       1,204        1,264
    Other long-term liabilities                                                      1,865       (1,736)        (965)
                                                                                 ---------    ---------    ---------
TOTAL ADJUSTMENTS                                                                   74,515       (6,136)       2,653
                                                                                 ---------    ---------    ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                (55,847)      29,922       23,343
                                                                                 ---------    ---------    ---------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Acquisition of Australian distributor, net of cash acquired                             --         (421)          --
Acquisition of fixed assets, excluding capital leases                              (20,916)     (10,691)      (3,941)
Disposal of fixed assets                                                               644          123          162
Acquisition of other assets                                                            (17)        (132)        (193)
Disposal of other assets                                                               517          158           33
                                                                                 ---------    ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                                              (19,772)     (10,963)      (3,939)
                                                                                 ---------    ---------    ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from mortgage                                                               6,233           --           --
Payment of mortgage                                                                   (945)        (724)      (1,002)
Payment of short-term bank loans                                                        --          (16)        (627)
Exercise of stock options and warrants                                               1,562        9,137        4,309
Proceeds from Employee Stock Purchase Plan                                             622          794           --
Payment of obligations under capital leases                                           (667)        (899)      (1,201)
Escrowed shares received                                                               (77)        (159)        (199)
Other financing activities                                                              --            6           25
                                                                                 ---------    ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            6,728        8,139        1,305
                                                                                 ---------    ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              1,208           50          310
                                                                                 ---------    ---------    ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (67,683)      27,148       21,019
                                                                                 ---------    ---------    ---------
CASH AND CASH EQUIVALENTS:  BEGINNING OF YEAR                                       74,421       47,273       26,254
                                                                                 ---------    ---------    ---------
CASH AND CASH EQUIVALENTS:  END OF YEAR                                          $   6,738    $  74,421    $  47,273
                                                                                 =========    =========    =========
Supplemental schedule of noncash investing and financing activities:
    Acquisition of equipment under capital leases                                $     851    $     115    $     350
    Conversion of subordinated notes to common stock                                    --          250           --
Cash paid during the year for:
    Interest                                                                       (11,449)      (8,660)      (7,644)
    Income taxes                                                                   ($2,714)     ($2,160)       ($130)

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A. Business and Liquidity

         Acclaim Entertainment, Inc. (or the "Company") develops, publishes, distributes and markets video and computer games for use with game consoles, both dedicated and portable, and PCs on a worldwide basis. The Company owns and operates four software development studios, a motion capture studio and a recording studio. The Company also develops and publishes software strategy guides relating to its software.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's significant losses from operations in fiscal 2000 and working capital and stockholders' deficiencies at August 31, 2000 raise substantial doubt about its ability to continue as a going concern.

         In fiscal 2000, the Company's net revenues significantly decreased compared to fiscal 1999 and 1998, primarily as a result of the industry transition from 32-bit and 64-bit to 128-bit game consoles and software. Net revenues were impacted by increased competition, lower average selling prices for 32-bit and 64-bit software, delays in the introduction of new titles and, as of August 31, 2000, there was no installed base of the new hardware platforms in the U.S. At the same time, the Company increased its research and development expenses, which included the costs of developing new software game engines and programming tools for the next-generation hardware platforms. These factors, among others, significantly adversely affected the Company's results of operations and liquidity in fiscal 2000.

         Short-term liquidity in 2000 was addressed by the Company receiving additional borrowing under its revolving credit and security agreement with its principal domestic lending institution on a short-term basis and the Company entered into an agreement to finance its international accounts receivables. To enhance long-term liquidity, the Company has implemented targeted expense reductions, including a significant reduction in the number of its personnel, and is actively working with its investment bankers and third-party lending institutions to secure additional long-term financing. The Company's future long-term liquidity will be significantly dependent on its ability to develop and market new software products that achieve widespread market acceptance for use with the hardware platforms that dominate the market.

B. Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

C. Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of August 31, 2000.

D. Financial Instruments

         As of August 31, 2000 and 1999, the fair value of certain financial instruments including cash equivalents, receivables, trade accounts payable, accrued expenses and certain other liabilities approximates book value due to the short maturity of these instruments. The carrying value of the Company's mortgage notes payable approximated fair value since these instruments have a prime or LIBOR based interest rate that is adjusted for market rate fluctuations.

E. Inventories

         Inventories are stated at the lower of FIFO (first-in, first-out) cost or market and consist principally of finished goods.

F. Prepaid Royalties

         Royalty advances represent advance payments primarily made to licensors of intellectual properties. All payments included in prepaid royalties are recoupable against future royalties due for software or intellectual properties licensed under the terms of the agreements. Prepaid royalties are expensed at contractual royalty rates based on actual net product sales. That portion of prepaid royalties deemed unlikely to be recovered through product sales is charged to expense. Royalty advances are classified as current or noncurrent assets based on estimated net product sales within the next fiscal year or business operating cycle.

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

H. Goodwill

         As of August 31, 1999, goodwill, net of accumulated amortization, was comprised of $18,987 related to the fiscal 1994 acquisition of Acclaim Comics, Inc., $332 related to the fiscal 1995 acquisition of Iguana Entertainment, Inc., which was fully amortized as of August 31, 2000, and $1,880 related to the fiscal 1999 acquisition of substantially all of the assets and liabilities of a distributor in Australia, which is being amortized over three years. It is the Company's policy to evaluate and recognize an impairment of goodwill if it is probable that the recorded amounts are in excess of anticipated undiscounted future cash flows.

         Due to operating losses incurred by Acclaim Comics, the current state of the comic book industry and the Company's current projections for Acclaim Comics' operations, the Company has determined that the business no longer supports recoverability of the recorded goodwill. In the fourth quarter of fiscal 2000, the Company discontinued publishing comic book magazines, revised downward its forecasts of unit sales and the life of Company software using properties licensed or created by Acclaim Comics and eliminated the projected development of certain new titles using Comics' properties. In addition, the deterioration of Acclaim Comics' core businesses and operating results negatively impacted Acclaim Comics' future projected operating results. Accordingly, in the fourth quarter of fiscal 2000 the Company wrote off the remaining $17.9 million of goodwill related to Acclaim Comics.

         Goodwill at August 31, 2000, relating to the acquisition of the Australian distributor, is $540, net of accumulated amortization of $1,504.

I. Net Revenues

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

         The Company is generally not contractually obligated to accept returns, except for defective product. The Company, in its discretion, may permit its customers to return or exchange product and may provide sales allowances in the form of price protection or other concessions on products unsold by a customer. Revenue is recorded net of an allowance for estimated returns, price concessions and other allowances. Such allowances are reflected as a reduction to accounts receivable when the Company expects to grant credits for such items; otherwise, it is reflected as a liability.

J. Income Taxes

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. No amount has been recorded as a deferred tax asset as of August 31, 2000 and 1999 due to uncertainty of its recoverability in future periods.

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

L. Foreign Currency

         Assets and liabilities of foreign operations are translated at rates of exchange at the end of the period, while results of operations are translated at average exchange rates in effect for the period. Unrealized gains and losses from the translation of foreign assets and liabilities are classified as a separate component of stockholders' (deficiency) equity. Included in other income (expense) are realized gains and (losses) from foreign currency transactions of $7,661 and ($9,813); $7,058 and ($7,097); and $5,854 and
($6,267) in fiscal 2000, 1999 and 1998, respectively. The Company does not enter into material foreign currency hedging transactions.

M. Accounting for Stock-Based Compensation

         The Company records compensation expense for employee stock options and warrants if the market price of the underlying stock on the date of the grant exceeds the exercise price. The Company has elected not to implement the fair value based accounting method for employee stock options and warrants, but has elected to disclose the pro forma net earnings (loss) and pro forma earnings
(loss) per share, including compensation expense for employee stock option and warrant grants made beginning in fiscal 1996, as if such method had been used.

N. Comprehensive Income

         Comprehensive income is reflected in the statements of consolidated stockholders' equity (deficiency).

O. Earnings (Loss) Per Share

         Basic earning (loss) per share is computed based on the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding increased by dilutive common stock options and warrants and the effect of assuming the conversion of outstanding convertible subordinate notes, if dilutive.

P. Software Development Costs

         Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed", provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. The costs incurred after technological feasibility of the underlying software is established, which generally includes the development of a working model, have been insignificant. As of August 31, 2000, there were no capitalized software development costs.



Q. Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated allowances for returns and discounts, the valuation of inventory and the recoverability of advance royalty payments and goodwill. Actual results could differ from those estimates.

R. Reclassifications

         Certain reclassifications were made to prior period amounts to conform to the current period presentation format.

2.  LICENSE AGREEMENTS

         The Company has various license agreements with Nintendo Co., Ltd. (Japan) (Nintendo Co., Ltd. and its subsidiary, Nintendo of America, Inc., collectively herein referred to as "Nintendo") pursuant to which it has the non-exclusive right to utilize the "Nintendo" name and its proprietary information and technology in order to develop and market software for various Nintendo game consoles, in various territories throughout the world. The license agreements with Nintendo for the different platforms expire at various times through 2003.

         In May 1999, the Company entered into an agreement with Sega, pursuant to which it has a non-exclusive license to design, develop and distribute software for Sega's Dreamcast 128- bit game console worldwide for so long as Sega manufactures, sells, markets and distributes the Dreamcast game console. The Company pays Sega a royalty fee for each unit of Sega software replicated for the Company.

         The Company entered into agreements with Sony Computer Entertainment of America pursuant to which the Company has the non-exclusive right to utilize Sony's proprietary information and technology in order to develop and distribute software for use with the Sony PlayStation 1 and the 128-bit PlayStation 2 in North America, Europe and Japan. The Company agreements with Sony expire at various times through 2005. The Company pays Sony a royalty fee and the cost of manufacturing each unit of software for the Company at the time the units are manufactured. The cost of manufacturing the Company's software products and royalties due Nintendo, Sega and Sony are included in cost of revenues.

         The Company also licenses intellectual properties from third parties, such as the NFL. These licenses generally permit the Company to market titles utilizing the licensors' properties in exchange for royalty payments. The Company's license for the WWF properties expired in November 1999 and was not renewed. Sales of titles using WWF properties aggregated 11% and 29% of gross revenues in fiscal 2000 and 1999, respectively.

3.  ACQUISITION

         On November 12, 1998, the Company acquired substantially all of the assets and liabilities of a distributor in Australia. The acquisition was accounted for as a purchase. Accordingly, the operating results are included in the Statements of Consolidated Operations from the acquisition date. The acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The consideration was comprised of $638 in cash, of which $479 was paid at closing, and 206 shares of common stock of the Company with a fair value of $1,796. In addition, the Company assumed $1,417 of liabilities. The total cost of the acquisition was $3,851, of which $1,244 was allocated to identified net tangible assets, primarily accounts receivable. The remaining $2,607 represents goodwill, which is being amortized on a straight-line basis over three years. For fiscal years ended August 31, 2000 and 1999, the goodwill amortization charges in connection with the Australian distributor were $775 and $729, respectively. In fiscal 2000, as a result of the Australian distributor not attaining certain financial targets, the Company was returned 72 shares of common stock with an original fair value of $629, which had been held in escrow, and the Company did not have to pay the remaining $62 of cash consideration. As a result, goodwill was reduced by $691. The operating results of the distributor are insignificant to those of the Company.

4.  ACCOUNTS RECEIVABLE

         Accounts receivable are comprised of the following:

                                                   August 31,
                                              --------------------
                                                2000        1999
                                              --------    --------
Receivables assigned to factor                $ 25,461    $ 98,470
Less:  Advances from factor                    (13,073)    (26,410)
                                              --------    --------
Due from factor                                 12,388      72,060
Unfactored accounts receivable                  15,084      10,599
Foreign accounts receivable                     12,429      37,461
Other receivables                                3,140       3,924
Less:  Allowances for returns and discounts    (39,083)    (39,614)
                                              --------    --------
Accounts receivable, net                      $  3,958    $ 84,430
                                              ========    ========

         Pursuant to a factoring agreement, the principal lending institution for the Company acts as its factor for the majority of it North American receivables, which are assigned on a pre-approved basis. At August 31, 2000, the factoring charge amounted to 0.25% of the receivables assigned. The Company's obligations to the lending institution, the factor, are collateralized by all of the Company's and its North American subsidiaries' accounts receivable, inventories and equipment. The advances for factored receivables are made pursuant to a revolving credit and security agreement, which expires on August 31, 2003 but automatically renews for additional one-year periods, unless terminated upon 90-days notice by either party. During August 2000, the factor advanced $15,000 of additional interim funding above the standard loan agreement formula. The excess borrowing is at the factor's discretion, and the Company is obligated to repay the entire amount of such excess borrowing, and thereafter remain within the current borrowing formula, by November 30, 2000, or at any earlier time if demanded by the factor.

         Pursuant to the terms of the agreement, the Company is required to maintain specified levels of working capital and tangible net worth, among other covenants. As of August 31, 2000, the Company was not in compliance with certain of the financial covenants under its revolving credit facility. The Company received waivers regarding this non-compliance from the factor. While the Company anticipates that it will not be in compliance with the financial covenants in its bank agreements in the near term, and anticipates being able to obtain necessary waivers as it has in the past, the Company may not be able to obtain waivers of any future default.

         The Company draws down working capital advances and opens letters of credit (up to an aggregate maximum of $20 million) against the facility in amounts determined on a formula based on factored receivables, inventory and cost of imported goods under outstanding letters of credit. Interest is charged at the lending institution's prime lending rate plus one percent per annum (10.5% at August 31, 2000) on such advances.

         In November 2000, the Company amended the revolving credit and security agreement with the third-party domestic financing institution to provide the Company with an increased borrowing base against eligible receivables.

         Effective September 2000, the Company and certain of the Company's European subsidiaries reached an agreement to amend their current receivable facility under which the domestic financing institution provided account receivables financing of up to the lesser of approximately $18.0 million or 60% of eligible receivables related to the Company's international operations. The interest rate is 2% above LIBOR. This credit facility has a term of three years automatically renewing for additional one-year periods thereafter, unless terminated upon 90-days' prior notice by either party. It is secured by the factored receivables and assets of such subsidiaries.

         Pursuant to the terms of certain distribution, warehouse and credit and collection agreements, certain of the Company's accounts receivable are due from distributors. These receivables are not collateralized and as a result management continually monitors the financial condition of these distributors. No additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's accounts receivable. At August 31, 2000 and 1999, the balance due from distributors was approximately 17% of gross accounts receivable.

5.  PREPAID EXPENSES

         Prepaid expenses are comprised of the following:

                                                               August 31,
                                                        ------------------------
                                                         2000              1999
                                                        -------          -------
Royalty advances                                        $ 2,100          $ 4,335
Prepaid advertising costs                                   814              935
Prepaid taxes                                               140            2,855
Prepaid insurance                                         2,139            3,316
Other prepaid expenses                                    2,070            3,429
                                                        -------          -------
                                                        $ 7,263          $14,870
                                                        =======          =======

         Prepaid advertising costs consist principally of advance payments in connection with television and other media advertising. Advertising costs are expensed as incurred.

6.  FIXED ASSETS

The major classes of fixed assets are as follows:

                                                              August 31,
                                                       ------------------------
                                                         2000            1999
                                                       --------        --------
Buildings and improvements                             $ 31,875        $ 24,340
Furniture, fixtures, and equipment                       45,040          38,958
Automotive equipment                                        487             679
                                                       --------        --------
                                                         77,402          63,977
Less: accumulated depreciation                          (35,787)        (31,283)
                                                       --------        --------
                                                       $ 41,615        $ 32,694
                                                       ========        ========

The estimated useful life of these assets are:

Buildings and improvements...................................... 1 to 20 years
Furniture, fixtures, and equipment.............................. 1 to 7 years
Automotive equipment............................................ 3 to 5 years

7.  ACCRUED EXPENSES

Accrued expenses are comprised of the following:

                                                                 August 31,
                                                            --------------------
                                                              2000        1999
                                                            --------    --------
Accrued royalties payable and licensing obligations         $ 16,092    $ 31,978
Accrued selling expenses and sales allowances                 31,093      32,698
Accrued litigation settlements (note 17(a))                    2,337       4,960
Accrued payroll and payroll taxes                              1,440       7,582
Accrued interest                                               2,488          --
Other accrued taxes                                            1,537       7,114
Other accrued expenses                                        11,293      19,331
                                                            --------    --------
                                                            $ 66,280    $103,663
                                                            ========    ========

8.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                 August 31,
                                                             -------------------
                                                               2000        1999
                                                             -------     -------
(A) 10% Convertible Subordinated Notes due 2002              $49,750      49,750
(B) Mortgage notes                                             6,735       1,931
                                                             -------     -------
                                                              56,485      51,681
Less: current portion                                          1,521         724
                                                             -------     -------
                                                             $54,964     $50,957
                                                             =======     =======

         (A) In February 1997, the Company issued $50,000 of unsecured 10% Convertible Subordinated Notes ("Notes") due March 1, 2002 with interest payable semiannually. The Notes were sold at par with proceeds to the Company of $47,400, net of expenses. The indenture governing the Notes contains covenants that, among other things, substantially limit the Company's ability to incur additional indebtedness, issue preferred stock, pay dividends and make certain other payments. The Notes are convertible into shares of common stock prior to maturity, unless previously redeemed, at a conversion price of $5.18 per share, subject to adjustment under certain conditions. The Notes are redeemable in whole or in part, at the option of the Company (subject to the rights of holders of senior indebtedness) at 104% of the principal balance at any time through February 28, 2001 and at 102% of the principal balance thereafter to maturity. At August 31, 2000 and 1999, the fair value of the Notes was approximately $19,900 and $74,625, respectively, based on quoted market values.

         (B) The Company has two mortgage notes. One mortgage note is collateralized by the Company's corporate headquarters building in the U.S. and requires quarterly principal payments of $181 through February 1, 2002, plus interest at the bank's prime lending rate plus one percent per annum (10.5% at August 31, 2000). The principal balance outstanding under the mortgage note at August 31, 2000 and 1999 was $1,207 and $1,931, respectively. Pursuant to a seven-year term secured credit facility in March 2000, the Company's third-party lending institution provided the Company with mortgage financing related to its purchase of a building in the United Kingdom. The Company is making quarterly principal payments of (pound)137.5 (approximately $200 at August 31, 2000). Interest is charged on this facility at 2% above LIBOR (8% at August 31, 2000). The principal balance outstanding under this mortgage note at August 31, 2000 was $5,528. The building is being held for sale by the Company.

Maturities of long-term debt are as follows:

   Years ending August 31,

       2001    ......................................................  $ 1,521
       2002    ......................................................   51,026
       2003    ......................................................      797
       2004    ......................................................      797
       2005    ......................................................      797
       Thereafter     ...............................................     1547
                                                                       -------
                                                                       $56,485
                                                                       =======

9.  OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES

         The Company is committed under various capital leases for equipment expiring at various dates through 2006. Future minimum payments required under such leases are as follows:

Years ending August 31,
-----------------------

2001       ....................................................    $695
2002       ....................................................     451
2003       ....................................................     325
2004       ....................................................      37
2005       ....................................................      32
Thereafter                                                           16
                                                                 ------
Total minimum lease payments                                      1,556
Less: amount representing interest                                  159
                                                                 ------
Present value of net minimum lease payments                      $1,397
                                                                 ======

         The present value of net minimum lease payments is reflected in the August 31, 2000 balance sheet as current and noncurrent obligations under capital leases of $514 and $883, respectively.

         The Company has operating leases for rental space and equipment which expire on various dates through 2006. The leases provide for contingent rentals based upon escalation clauses. Future minimum rental payments required under such leases are as follows:

Years ending August 31,
-----------------------

2001       ....................................................  $3,621
2002       ....................................................   2,943
2003       ....................................................   2,383
2004       ....................................................   1,955
2005       ....................................................   1,500
Thereafter                                                          615
                                                                -------
Total minimum operating lease payments                          $13,017
                                                                =======

         Rent expense under operating leases was $3,483, $2,839 and $2,632 for fiscal 2000, 1999 and 1998, respectively.

10. PROVISION FOR INCOME TAXES

     The provision for (benefit from) income taxes consists of the following:

                                                          August 31,
                                               ---------------------------------
                                                2000          1999         1998
                                               ------        ------       ------
Current:
  Federal                                      $ (839)       $1,573       $   35
  Foreign                                         832           999          320
  State                                            98           400          409
                                               ------        ------       ------
  Total income tax provision                   $   91        $2,972       $  764
                                               ======        ======       ======

A reconciliation of the Federal statutory income tax rate with the effective income tax rate follows:

                                                              August 31,
                                                       ------------------------
                                                        2000     1999     1998
                                                        ----     ----     ----
Statutory tax rate                                     (35.0%)   35.0%    35.0%
State income taxes, net of Federal income tax benefit   --        0.7      1.9
(Decrease) increase in valuation allowance             (29.7)   (33.0)   (48.0)
Nondeductible expenses                                   5.4      4.4     12.3
Foreign tax rate differential, net of foreign
  tax credits                                           --       (0.2)    (2.4)
Other                                                   --        0.7      4.8
                                                        ----     ----     ----
Effective income tax rate                                0.1%     7.6%     3.6%
                                                        ====     ====     ====

         The tax effects of temporary differences that give rise to the net deferred tax assets recorded on the consolidated balance sheets as of August 31, 2000 and 1999 are as follows:

                                                               August 31,
                                                        -----------------------
                                                          2000           1999
                                                        --------       --------
Reserves and allowances                                 $ 24,320       $ 17,906
Accrued expenses                                           1,036          3,280
Federal net operating loss carryforwards                  44,100         31,500
Foreign net operating loss carryforwards                   7,011          3,820
Other                                                      2,709          1,305
                                                        --------       --------
                                                          79,176         57,811
Less:  Valuation allowance                               (79,176)       (57,811)
                                                        --------       --------
                                                        $     --       $     --
                                                        ========       ========

         As of August 31, 2000, the Company has a U.S. tax net operating loss carryforward of approximately $126,000 expiring in fiscal years 2011 through 2020. At August 31, 2000 the Company has provided a valuation allowance of $79,176 against its net deferred tax assets due to the Company's recent cumulative pre-tax losses and lack of significant offsetting objective evidence that the deferred tax assets are realizable. If the entire deferred tax asset were realized, $4,646 would be allocated to paid-in capital with the remainder reducing income tax expense.

         A provision for additional taxes on income which would become payable upon the repatriation of earnings from its foreign subsidiaries has not been provided since, upon repatriation, the tax consequences of such distributions would be substantially offset by available foreign tax credits.

11. EARNINGS (LOSS) PER SHARE

                                                              2000         1999        1998
                                                           ---------    ---------   ---------
BASIC EPS COMPUTATION:
     Net earnings (loss)                                   $(131,744)   $  36,058   $  20,690
                                                           ---------    ---------   ---------
     Weighted average common shares outstanding               55,882       54,284      51,123
     Basic earnings (loss) per share                       $   (2.36)   $    0.66   $    0.40
                                                           =========    =========   =========

DILUTED EPS COMPUTATION:
     Net earnings (loss)                                   $(131,744)   $  36,058   $  20,690
     10% Convertible Subordinated Notes Interest Expense          --        4,982          --
                                                           ---------    ---------   ---------
     Adjusted Net Earnings (loss)                          $(131,744)   $  41,040   $  20,690
                                                           ---------    ---------   ---------
     Weighted average common shares outstanding               55,882       54,284      51,123
     Stock options and warrants                                   --        8,314       5,472
     10% convertible subordinated notes                           --        9,604          --
                                                           ---------    ---------   ---------
Diluted common shares outstanding                             55,882       72,202      56,595
                                                           ---------    ---------   ---------

Diluted earnings (loss) per share                          $   (2.36)   $    0.57   $    0.37
                                                           =========    =========   =========

         The assumed conversion of the outstanding Notes was excluded from fiscal 2000 and 1998 diluted earnings per share calculations since they were anti-dilutive.

12. STOCK OPTION AND PURCHASE PLANS

(A) The Company's 1988 Stock Option Plan provided for the grant of up to 25,000 shares of the Company's common stock to employees, directors and consultants; that plan expired in May 1998. On October 1, 1998, the stockholders authorized the adoption of the 1998 Stock Incentive Plan, which provides for the grant of up to 5,442 shares of common stock to employees, directors and consultants. Under both plans, the exercise price per share of all incentive stock options granted to employees was at the market price, or 110% thereof for certain employees, and, for non-incentive options, not less than 85% of market price, of the common stock on the date of grant. Generally, outstanding options become exercisable ratably over a three year period from the date of grant (although this may be accelerated due to retirement, disability or death). Outstanding options must generally be exercised within ten years from the date of grant or, with respect to incentive options, within five years from the date of grant for certain employees. At August 31, 2000, options to purchase approximately 8,534 shares at a weighted-average exercise price of $4.42 per share were exercisable and 2,619 options to purchase shares were available for future grant. In addition, the 1998 Stock Incentive Plan provides for the grant of stock appreciation rights and stock awards subject to such terms and conditions as shall be determined at the time of grant. Other than 100 shares issued to an employee, through August 31, 2000, no stock appreciation rights or shares of stock have been awarded under the 1998 Stock Incentive Plan.

Option transactions are summarized as follows:

                                    Shares Under Option
                                  ------------------------- Weighted Average
                                  Incentive   Non-Incentive  Exercise Price
                                  ---------   -------------  --------------
Outstanding, August 31, 1997        5,683         9,382        $   5.16

Granted                             1,484         3,145        $   4.64
Exercised                            (529)         (694)       $   3.52
Canceled                           (1,680)       (2,605)       $   6.41
                                   ------        ------
Outstanding, August 31, 1998        4,958         9,228        $   4.75
                                   ------        ------

Granted                               378           428        $   7.11
Exercised                          (1,022)       (1,295)       $   3.56
Canceled                             (601)       (1,051)       $   8.55
                                   ------        ------
Outstanding, August 31, 1999        3,713         7,310        $   4.60
                                   ------        ------

Granted                             1,859           657        $   2.85
Exercised                            (369)          (35)       $   3.66
Canceled                           (1,327)         (191)       $   4.27
                                   ------        ------
Outstanding, August 31, 2000        3,876         7,741        $   4.30
                                   ======        ======

         In addition, options to purchase 11 shares of common stock at $3.92 per share, 37 shares of common stock at $16 per share and 125 shares of common stock at $3.375 per share were granted outside the 1988 Stock Option

Plan and the 1998 Stock Incentive Plan remain outstanding at August 31, 2000. During fiscal 2000, options outside the plan to purchase 12 shares of common stock at $3.375 per share were exercised.

         The options outstanding as of August 31, 2000 are summarized in ranges as follows:

INCENTIVE OPTIONS:

Range of Exercise   Weighted Average    Number of Incentive    Weighted Average
Price                Exercise Price     Options Outstanding     Remaining Life
-----                --------------     -------------------     --------------
$1.38-$3.94              $3.16                  2,904               8 year
$3.95-$5.92              $4.71                    302               7 years
$5.93-$10.98             $7.60                    670               8 years
                                                -----
                                                3,876
                                                =====

NON-INCENTIVE OPTIONS:

Range of Exercise   Weighted Average  Number of Non-Incentive  Weighted average
Price                Exercise Price     Options Outstanding     Remaining Life
-----                --------------     -------------------     --------------
$1.53-$3.94              $3.08                  4,832               4 years
$3.95-$9.49              $5.38                  2,597               7 years
$9.50-$24.00            $17.30                    312               4 years
                                                -----
                                                7,741
                                                =====

         The per share weighted average fair value of stock options granted during fiscal 2000, 1999 and 1998 was $2.07, $4.71 and $2.79, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk free interest rate of 5.92%, 5.69% and 5.24%, respectively, expected stock volatility of 103%, 95% and 82%, respectively and an expected option life of three years.

         The Company applied APB Opinion No. 25 in accounting for its stock option grants and, accordingly, no compensation cost has been recognized in the financial statements for its employee stock options which have an exercise price equal to or greater than the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings
(loss) and net earnings (loss) per share would have been the following on a pro forma basis:

                                                                          August 31,
                                                             ----------------------------------
                                                                2000         1999        1998
                                                             ---------    ---------   ---------
Net earnings (loss):
       As reported                                           ($131,744)   $  36,058   $  20,690
       10% Convertible Subordinated Notes Interest Expense          --        4,982          --
                                                             ---------    ---------   ---------
       Adjusted Net Earnings (Loss)                          ($131,744)   $  41,040   $  20,690
                                                             ---------    ---------   ---------
       Pro forma                                             ($135,328)   $  35,269   $  14,208
Diluted net earnings (loss) per share:
       As reported                                           ($   2.36)   $    0.57   $    0.37
       Pro forma                                             ($   2.42)   $    0.49   $    0.25

         Pro forma net earnings (loss) reflect only options granted in fiscal 1996 and thereafter. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings (loss) amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to September 1, 1995 was not considered.

(B) Effective May 4, 1998, the Company adopted an employee stock purchase plan to provide employees who meet eligibility requirements an opportunity to purchase shares of its common stock through payroll deductions of up to 10% of eligible compensation. Bi-annually, participant account balances are used to purchase shares of stock at 85% of the lesser of the fair market value of shares on the exercise date or the offering date. The plan remains in effect for a term of 20 years, unless sooner terminated by the Board of Directors. A total of 3,000 shares are available for purchase under the plan. In fiscal 2000 and 1999, 223 and 183 shares, respectively, were purchased under the plan. Compensation expense of $200 and $516 in fiscal 2000 and 1999, respectively, has been recognized for the fair value of the employee's purchase rights using the Black-Scholes model.

13. EQUITY

     At August 31, 2000, 2,625 stock warrants were outstanding and exercisable. The stock warrants entitle the holders thereof to purchase 1,500 shares of common stock at $2.42 per share and 1,125 shares of common stock at $3.00 per share. The stock warrants expire in 2001. In fiscal 2000, 10 stock warrants were exercised.

     A portion of deferred compensation, which represents common stock escrowed on behalf of certain executives pursuant to employment agreements, has been fully expensed as of August 31, 2000. As of August 31, 1999, the related deferred compensation was $246. The common stock was ratably released from escrow and the fair value of the common stock was recorded as expense when earned over the five-year term of the agreements.

     In fiscal 1996, the Company issued 463 shares of restricted common stock to employees. The fair value of the common stock issued of $4,990 is being expensed when earned over the five-year period that the restrictions lapse. If the employee terminates employment with the Company, any remaining restricted shares will be returned to the Company. In fiscal 1997, in accordance with the settlement of a claim against the Company, the Company accelerated the vesting of certain restricted shares of common stock and recorded the related deferred compensation as an expense in fiscal 1997. In fiscal 1998, the Company awarded 15 shares of restricted common stock to an employee. The fair value of the common stock of $114 was expensed when earned over an eight-month period until the restrictions lapsed. In fiscal 1999, the Company awarded 300 shares of restricted stock to the Acclaim Entertainment Benefits Trust and 100 shares to an employee. The fair value of such common stock of $3,169 is being expensed as the restrictions lapse. Deferred compensation includes $313 at August 31, 2000 and $1,917 at August 31, 1999 related to such restricted stock awards.

     In fiscal 1998 and 1996, the Company granted stock options with exercise prices of less than the fair value of the common stock on the date of grant. Deferred compensation resulting from the transaction was fully expensed as of August 31, 2000. As of August 31, 1999, deferred compensation in connection with such grants was $490, of which $66 offset additional paid in capital for option cancellations in fiscal 2000.

     In fiscal 2000, the Company issued 14 shares of common stock to a non-employee for services. The fair value of the common stock of $100 was recorded as an expense. In fiscal 1998, the Company granted a total of 390 options to non-employees for services. The exercise price of the options was equal to the fair value of the common stock on the grant date. The fair value of the options aggregating $674 was expensed in fiscal 1998.

     In connection with a litigation settlement, in fiscal 2000 the Company issued 688 warrants with an exercise price of $3.61 per share that expire March 2003. The fair value of the warrants was $2,550, which was expensed in fiscal 1997 and included in accrued litigation settlements until the warrants were issued. In connection with litigation settlements, in fiscal 1999 the Company issued 770 warrants with exercise prices from $3.50 to $7.56 that expire from February 2001 to April 2002. The fair value of the warrants was $1,700. During fiscal 2000 and 1999, 1 and 234, respectively, of such warrants were exercised.

14. STOCKHOLDERS' RIGHTS

         In the fourth quarter of fiscal 2000, the Board of Directors of the Company declared a dividend distribution of one right for each outstanding share of the Company's common stock to stockholders of record at the close of business on June 21, 2000. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth (1/1,000) of a share of Series B junior participating preferred stock, $0.01 par value, at a purchase price of $30 per unit, subject to adjustment. The description and terms of the rights are set forth in a rights agreement, dated as of June 5, 2000, between the Company and Computershare Trust Co. (formerly known as American Securities Transfer and Trust, Inc.), as Rights Agent.

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

         The rights are not exercisable until a distribution date as described above and will expire on June 7, 2010, unless earlier redeemed, exchanged, extended or terminated by the Company. At no time will the rights have any voting power.

15. MAJOR SUPPLIERS AND CUSTOMERS AND RELATED PARTY TRANSACTIONS

A.   Major Suppliers and Customers

     The Company is substantially dependent on Nintendo and Sony as the sole manufacturers of the software developed by the Company for Nintendo's and Sony's hardware platforms and on Nintendo, Sony and Sega as the sole licensors of the proprietary information and technology needed to develop software for each manufacturer's platforms. For the years ended August 31, 2000, 1999 and 1998, the Company derived 40%, 64% and 60% of its gross revenues, respectively, from sales of Nintendo-compatible software, 32%, 27% and 30% of its gross revenues, respectively, from sales of software for PlayStation and 21%, less than 1%, and less than 1% of its gross revenues, respectively, from sales of Sega-compatible software.

     The Company markets its products primarily to mass merchandise companies, large retail toy store chains, department stores and specialty stores. Sales to two customers represented 15% and 10% of revenues for the year ended August 31, 2000, sales to two customers represented 14% and 11% of revenues for the year ended August 31, 1999 and sales to one customer represented 15% of revenues for the year ended August 31, 1998.

B.   Related Party Transactions

     Sales commissions are payable to a company owned or controlled by one of the Company's principal stockholders for sales obtained by such company. These commissions amounted to approximately $341, $853 and $599 for the years ended August 31, 2000, 1999 and 1998, respectively, of which $18 and $130 are included in accrued expenses at August 31, 2000 and 1999, respectively.

     As of August 31, 2000, included in other receivables are loans receivable of $875 in the aggregate to five officers of the Company. Two of the officers have since resigned and are no longer with the Company. Of the loan amount, $250 bears no interest and is payable in full on the earlier of the sale of the officer's personal residence or not later August 11, 2003. Also, in August 2000, the Company wrote off notes receivable, including accrued interest, of $2,843 due from an entity, which was deemed uncollectible; two directors of the Company serve as directors of such entity, one of which serves as the Company's nominee at the request of the Company's Board of Directors.

16. SEGMENT INFORMATION

     In August 1999, the Company adopted SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information". The Company's chief operating decision-maker is the Company's Chief Executive Officer. The Company has three reportable segments: North America, Europe, and Pacific Rim, which are organized, managed and analyzed geographically and operate in one industry segment: the development, marketing and distribution of entertainment software. Information about the Company's operations for the fiscal years ended August 31, 2000, 1999 and 1998 is presented below:

                                     North America    Europe    Pacific Rim   Eliminations   Total
                                     -------------    ------    -----------   ------------   -----
FISCAL 2000
Net revenues from external customers   $ 119,869    $  58,321    $  10,436           --    $ 188,626
Intersegment sales                           165       15,840           48      (16,053)           0
                                       -------------------------------------------------------------
Total net revenues                       120,034       74,161       10,484      (16,053)     188,626

Goodwill writedown                        17,870           --           --           --       17,870
Interest income                            3,298          434           26           --        3,758
Interest expense                          11,176          262           11           --       11,449
Depreciation and amortization              9,671        2,612          919           --       13,202
Identifiable assets                       60,596        1,492        2,932           --       65,020
Segment operating loss                  (100,655)     (16,755)      (2,650)          --     (120,060)

FISCAL 1999
Net revenues from external customers     300,403      116,519       14,052           --      430,974
Intersegment sales                           436        3,798           49       (4,283)           0
                                       -------------------------------------------------------------
Total net revenues                       300,839      120,317       14,101       (4,283)     430,974

Interest income                            3,878          102           19           --        3,999
Interest expense                          10,187          154            2           --       10,343
Depreciation and amortization              9,295        1,547          832           --       11,674
Identifiable assets                      189,643       47,797        7,398           --      244,838
Segment operating profit (loss)           37,583        7,641         (496)          --       44,898

FISCAL 1998
Net revenues from external customers     216,830      107,032        2,699           --      326,561
Intersegment sales                         6,546           72                    (6,618)           0
                                       -------------------------------------------------------------
Total net revenues                       223,376      107,104        2,699       (6,618)     326,561

Interest income                            2,031          163            2           --        2,196
Interest expense                           8,907          121            0           --        9,028
Depreciation and amortization             11,563        1,659           15           --       13,237
Identifiable assets                      121,945       37,734          728           --      160,407
Segment operating profit (loss)           19,153        9,352         (510)          --       28,119

     The Company's gross revenues were derived from the following product categories

                                                        August 31,
                                              ------------------------------
                                              2000         1999         1998
                                              ----         ----         ----
Portable software                               9%           5%           2%
32-bit software                                32%          27%          30%
64-bit software                                31%          59%          57%
128- bit software                              21%          --           --
Computer games software                         6%           8%          10%
Other                                           1%           1%           1%
                                              ---          ---          ---
Total                                         100%         100%         100%
                                              ===          ===          ===

17. COMMITMENTS AND CONTINGENCIES

    (a) Legal Proceedings

         During fiscal 1998, the Company settled substantially all of its then outstanding litigations and claims for amounts approximating the related liabilities accrued in fiscal 1997. Certain of the settlements were satisfied by the issuance of common stock and warrants. The fair value of the shares of common stock issued in settlement is based on the quoted market value of the common stock on the date of issuance and the fair value of warrants issued in settlement is calculated using the Black Scholes option pricing model. Included in the accompanying statement of stockholders' equity (deficiency) are non-cash settlements consisting of the issuance of 688 warrants in fiscal 2000, 770 warrants in fiscal 1999 and 1,274 shares of common stock in fiscal 1998 with fair values of $2,550, $1,700 and $6,894, respectively. The remaining balance of accrued litigation settlements amounted to $2,337 at August 31, 2000, of which $262 will be satisfied by the issuance of common stock. One settlement agreement provides that, based on the market value of the common stock during the three year period following final settlement, additional shares of common stock could be issued or a portion of the shares issued could be returned to the Company.

         In fiscal 1999, the Company had a litigation settlement gain of $1,753. The gain resulted from the reduction of a previously recorded contractual obligation due to the occurrence of various events identified in the settlement agreement, including an increase in the market value of the Company's common stock to a value specified in the settlement agreement.

         Outstanding litigations, claims and related matters at August 31, 2000 consist of the following:

         The Company and other participants in the entertainment industry were sued in an action entitled James, et al. v. Meow Media, et al. filed in April 1999 in the U.S. District Court for the Western District of Kentucky, Paducah Division, Civil Action No. 5:99CV96-J. The plaintiffs allege that the defendants caused injury to the plaintiffs as a result of, in the case of the Company, its manufacture and/or supply of "violent" video games to Michael Carneal, then fourteen. The plaintiffs further allege that the defendants were negligent in such manufacture and/or supply thereby breaching a duty to Mr. Carneal and others, including the plaintiffs (the parents of the deceased individuals). Mr. Carneal killed three individuals and wounded five others during a shooting at the Heath High School in McCracken County, Kentucky. The plaintiffs seek damages in the amount of approximately $110,000,000. The Company intends to defend this action vigorously. The Company has entered into a joint defense agreement and is sharing defense costs with certain of the other defendants. The U.S. District Court for the Western District of Kentucky dismissed this action; however, it is currently on appeal to the U.S. Court of Appeals for the Sixth Circuit.

         The Company, Iguana Entertainment and Gregory E. Fischbach were sued in an action entitled Jeffery Spangenberg vs. Acclaim Entertainment, Inc., Iguana Entertainment, Inc., and Gregory Fischbach filed in August 1998. The plaintiff alleged that the defendants (1) breached their employment obligations to the plaintiff, (2) breached a Texas statute covering wage payment obligations based on their alleged failure to pay bonuses to the plaintiff; and (3) made fraudulent misrepresentations to the plaintiff in connection with the plaintiff's employment relationship with the Company, and accordingly, sought unspecified damages. In the fourth quarter of fiscal 2000, the Company has negotiated a settlement with regard to this action, the effect of which was insignificant on the Company's financial condition and results of operations.

            The SEC issued orders in April 1996 directing a private investigation relating to, among other things, the Company's October 1995 release of its earnings estimate for fiscal 1995. The Company provided documents to the SEC, and the SEC took testimony from Company representatives. In September 2000, the SEC completed its investigation and instituted cease and desist proceedings against the Company and the Company's former Chief Financial Officer, Anthony Williams. The SEC found that the Company and Mr. Williams violated Sections 10(b) and 13(b)(2)(A) of the Securities Exchange Act of 1934 in connection with its release of its earnings in 1995.

Simultaneously, without admitting nor denying the allegations in the proceedings, the Company consented to an order that it cease and desist from committing or causing any violation and any future violation of Sections 10(b) and 13(b)(2)(A) of such Act and Rules 10b-5 and 13b-2 thereunder. Williams separately consented to the order.

         The Company received a demand for indemnification from the defendant Lazer-Tron Corporation ("Lazer-Tron") in a matter entitled J. Richard Oltmann v. Steve Simon, No. 98C1759 and Steve Simon v. J. Richard Oltmann, J Richard Oltmann Enterprises, Inc., d/b/a Haunted Trails Amusement Parks, and RLT Acquisitions, Inc., d/b/a Lazer-Tron, No. A 98CA426, consolidated as U.S. District Court Northern District of Illinois Case No. 99 C 1055 (the "Lazer-Tron Action"). The Lazer-Tron Action involves the assertion by plaintiff Simon that defendants Oltmann, Haunted Trails and Lazer-Tron misappropriated plaintiff's trade secrets. Plaintiff alleges claims for Lanham Act violations, unfair competition, misappropriation of trade secrets, conspiracy, and fraud against all defendants, and seeks damages in unspecified amounts, including treble damages for Lanham Act claims, and an accounting. Pursuant to an Asset Purchase Agreement (the "Agreement") made as of March 5, 1997, the Company sold Lazer-Tron to RLT Acquisitions, Inc. ("RLT"). Under the Agreement, the Company assumed and excluded specific liabilities, and agreed to indemnify RLT for certain losses, as specified in the Agreement. In an August 1, 2000 letter, counsel for Lazer-Tron in the Lazer-Tron Action asserted that the Company's indemnification obligations in the Agreement applied to the Lazer-Tron Action, and demanded that the Company indemnify Lazer-Tron for any losses which may be incurred in the Lazer-Tron Action. In an August 22, 2000 response, the Company asserted that any losses which may result from the Lazer-Tron Action are not assumed liabilities under the Agreement for which the Company must indemnify Lazer-Tron. In a November 20, 2000 letter, Lazer-Tron responded to Acclaim's August 22 letter and reiterated its position that the Company must indemnify Lazer-Tron with respect to the Lazer-Tron Action. No other action with respect to this matter has been taken to date. The Company believes the ultimate outcome of this matter will not have a significant effect on its financial condition.

           On November 27, 2000, the Company was sued in the U.S. District Court for the Southern District of New York, Comedy Partners vs. Acclaim Entertainment, Inc. The plaintiff alleges breach of contract and trademark and copyright infringement in that (i) the Company failed to pay certain royalty obligations under its license agreement and accordingly the license was terminated and certain guaranteed royalties also became due, and (ii) that the Company has continued to sell this product following termination, in violation of the license. The Company does not believe the outcome of this matter will have a material adverse effect on the Company's financial position or operations.

            The Company is also party to various litigations arising in the ordinary course of its business, the resolution of none of which, the Company believes, will have a material adverse effect on the Company's liquidity or results of operations.

    (b) Letters of Credit

    At August 31, 2000, the Company and its subsidiaries had outstanding letters of credit aggregating approximately $8,065 for the purchase of merchandise. The Company's subsidiaries had independent facilities totalling approximately $1,862 with various banks at August 31, 2000. Trade accounts payable include $7,655 and $18,634 at August 31, 2000 and 1999, respectively, which were collateralized under outstanding letters of credit.

    (c) Employee Benefits

    The Company has established an Employee Savings Plan effective January 1, 1995, which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan is available to all U.S. employees who meet the eligibility requirements. Under the plan, participating employees may elect to defer a portion of their pretax earnings, up to the maximum allowed by the Internal Revenue Service (up to the lesser of 15% of compensation or $10 for calendar year 2000). All amounts vest immediately. Generally, the plan assets in a participant's account will be distributed to a participant or his or her beneficiaries upon termination of employment, retirement, disability or death. All plan administrative fees are paid by the Company.

     Generally, the Company does not provide its employees any other post retirement or post employment benefits, except discretionary severance payments upon termination of employment.

     The Company has entered into employment agreement with certain of its officers which provide for annual bonus payments based on consolidated pre-tax income, in addition to their base compensation.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth certain quarterly financial information for fiscal 2000:

                                                              Quarter Ended
                                 -----------------------------------------------------------------------
                                 Nov. 30,1999   Feb. 28, 2000   May 31, 2000   Aug. 31, 2000     Total
                                 ------------   -------------   ------------   -------------     -----
Net revenues                        $ 101,153     $  65,943       $   4,842       $  16,688    $ 188,626
Cost of revenues                       40,016        34,105          11,383          19,892      105,396
Net earnings (loss)                       434       (18,975)        (49,675)        (63,528)    (131,744)
Diluted earnings (loss) per share       $0.01        ($0.34)         ($0.88)         ($1.15)      ($2.36)

The following table sets forth certain quarterly financial information for fiscal 1999:

                                                               Quarter Ended
                                 -----------------------------------------------------------------------
                                 Nov. 30, 1998   Feb. 28, 1999   May 31, 1999   Aug. 31, 1999    Total
                                 -------------   -------------   ------------   -------------    -----
Net revenues                        $ 104,831      $ 135,656      $  80,047       $ 110,440    $ 430,974
Cost of revenues                       50,500         68,230         36,778          45,472      200,980
Net earnings                           10,287         14,520             99          11,152       36,058
Diluted earnings per share              $0.16          $0.21          $0.00           $0.17        $0.57

         The sum of the quarterly net earnings per share amounts do not always equal the annual amount reported, as per share amounts are computed independently for each quarter and for the twelve months based on the weighted average common and common equivalent shares outstanding in each such period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information called for by Item 10 of Form 10-K is set forth under the heading "Election of Directors" in the Company's Proxy Statement for its 2001 annual meeting of stockholders (the "Proxy Statement"), which is incorporated herein by reference, and under the heading "Executive Officers of the Company" in the Business section included herein.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

1.  FINANCIAL STATEMENTS:

    The following Financial Statements of the Company are included in Part II:
    Item 8

    Independent Auditors' Report.

    Consolidated Balance Sheets - August 31, 2000 and 1999.

    Statements of Consolidated Operations - Years Ended August 31, 2000, 1999 and 1998.

    Statements of Consolidated Stockholders' Equity (Deficiency) - Years Ended August 31, 2000, 1999 and 1998.

    Statements of Consolidated Cash Flows - Years Ended August 31, 2000, 1999 and 1998.

    Notes to Consolidated Financial Statements.

2.  FINANCIAL STATEMENT SCHEDULE:

    Schedule II - Allowance for Returns and Discounts

    All other schedules have been omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a) Current Reports on Form 8-K:

    Current Report on Form 8-K filed on July 31, 2000

    Current Report on Form 8-K filed on August 22, 2000

(b) Exhibits:

Exhibit No.   Description
-----------   ------------------------------------------------------------------
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

Exhibit No.   Description
-----------   ------------------------------------------------------------------
    4.1       Specimen form of the Company's common stock certificate
              (incorporated by reference to Exhibit 4 to the Company's Annual
              Report on Form 10-K for the year ended August 31, 1989, as amended
              (File No. 0-16986))

    4.2 Indenture dated as of February 26, 1997 between the Company and IBJ Schroder Bank & Trust Company, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed on March 14, 1997 (File No. 0-16986))

    4.3 Rights Agreement dated as of June 5, 2000, between the Company and American Securities Transfer & Trust, Inc. (incorporated by reference to Exhibit 4 of the 2000 8-K)

  +10.1 Employment Agreement dated as of September 1, 1994 between the Company and Gregory E. Fischbach; and Amendment No. 1 dated as of December 8, 1996 between the Company and Gregory E. Fischbach (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended August 31, 1996 (File No. 0-16986) (the "1996 10-K"))

  +10.2 Employment Agreement dated as of September 1, 1994 between the Company and James Scoroposki; and Amendment No. 1 dated as of December 8, 1996 between the Company and James Scoroposki (incorporated by reference to Exhibit 10.2 to the 1996 10-K)

  +10.3 Service Agreement effective January 1, 1998 between Acclaim Entertainment Limited and Rodney Cousens (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended August 31, 1999 (File No. 0-16986) (the "1999 10-K"))

  +10.4 Employment Agreement dated as of August 13, 1999 between the Company and William G. Sorenson (incorporated by reference to
              Exhibit 10.4 to the 1999 10-K)

  +10.5 Restricted Stock Agreement dated August 18, 1999 between the Company and William G. Sorenson (incorporated by reference to
              Exhibit 10.5 to the 1999 10-K)

  +10.6 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-8 filed on May 4, 1998 (Registration No. 333-51967))

  +10.7 1998 Stock Incentive Plan (incorporated by reference to the Company's 1998 Proxy Statement relating to fiscal year ended August 31, 1997)

Exhibit No.   Description
-----------   ------------------------------------------------------------------

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

   10.10* Confidential License Agreement between Nintendo of America and the Company, effective as of February 20, 1997 (incorporated by reference to Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998 (File No. 0-16986))

  +10.11 Employment Agreement dated as of August 11, 2000 between the Company and Gerard F. Agoglia

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

ACCLAIM ENTERTAINMENT, INC.

By:  /s/  GREGORY E. FISCHBACH                                 November 29, 2000
     --------------------------------------
     Gregory E. Fischbach
     Co-Chairman of the Board; and Chief
     Executive Officer

By:  /s/  GERARD F. AGOGLIA                                    November 29, 2000
     --------------------------------------
     Gerard F. Agoglia
     Executive Vice President and
     Chief Financial Officer
     (principal financial and accounting
      officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /S/ GREGORY E. FISCHBACH    Co-Chairman of the Board; Chief   November 29, 2000
--------------------------   Executive Officer; President;
   Gregory E. Fischbach      and Director

   /S/ JAMES SCOROPOSKI      Co-Chairman of the Board; Senior  November 29, 2000
--------------------------   Executive Vice President;
     James Scoroposki        Treasurer; Secretary; and
                             Director

 /S/ BERNARD J. FISCHBACH    Director                          November 29, 2000
--------------------------
   Bernard J. Fischbach

    /S/ MICHAEL TANNEN       Director                          November 29, 2000
--------------------------
      Michael Tannen

    /S/ ROBERT GROMAN        Director                          November 29, 2000
--------------------------
      Robert Groman

    /S/ JAMES SCIBELLI       Director                          November 29, 2000
--------------------------
      James Scibelli

                             Director
--------------------------
    Kenneth L. Coleman

                                   SCHEDULE II
                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                       ALLOWANCE FOR RETURNS AND DISCOUNTS
                            (IN THOUSANDS OF DOLLARS)

                             BALANCE AT  PROVISIONS FOR               BALANCE AT
                             BEGINNING     RETURNS AND   RETURNS AND    END OF
PERIOD                       OF PERIOD      DISCOUNTS     DISCOUNTS     PERIOD
------                       ---------------------------------------------------
Year ended August 31, 1998    $37,680        $51,113       $36,945     $51,848*
Year ended August 31, 1999    $51,848        $73,739       $62,933     $62,654*
Year ended August 31, 2000    $62,654        $90,248       $85,585     $67,317*

---------------
*   As of August 31, 1998, 1999 and 2000, $14,588, $23,040 and $28,234 were included in accrued sales allowances.