Form 10-Q
period 2000-12-02
ACCLAIM ENTERTAINMENT INC
filed 2001-01-16
CIK 804888

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED DECEMBER 2, 2000

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-16986

                           ACCLAIM ENTERTAINMENT, INC.
           (Exact name of the registrant as specified in its charter)

              DELAWARE                                      38-2698904
          (State or other                                (I.R.S. Employer
          jurisdiction of                               Identification No.)
          incorporation or
           organization)

                               ONE ACCLAIM PLAZA,
                            GLEN COVE, NEW YORK 11542
                    (Address of principal executive offices)

                                 (516) 656-5000
                         (Registrant's telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of January 9, 2001, approximately 56,990,931 shares of Common Stock of the Registrant were issued and outstanding.

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                      (Unaudited)
                                                                      December 2,  August 31,
                                                                         2000         2000
                                                                      ---------    ---------
                                   Assets

Current Assets
     Cash and cash equivalents                                        $   5,531    $   6,738
     Accounts receivable, net                                            29,706        3,958
     Inventories                                                          5,258        4,708
     Prepaid expenses                                                     1,887        2,476
                                                                      ---------    ---------
Total Current Assets                                                     42,382       17,880
                                                                      ---------    ---------
     Fixed assets, net                                                   39,185       41,615
     Goodwill, net                                                          586          540
     Other assets                                                           189          198
                                                                      ---------    ---------
Total Assets                                                          $  82,342    $  60,233
                                                                      =========    =========


                   Liabilities and Stockholders' Deficiency

Current Liabilities
     Current portion of long-term debt                                $   1,521    $   1,521
     Obligations under capital leases - current                             437          514
     Trade accounts payable                                              24,025       21,844
     Accrued expenses                                                    47,622       39,677
     Accrued selling expenses                                            30,319       31,093
                                                                      ---------    ---------

Total Current Liabilities                                               103,924       94,649
                                                                      ---------    ---------

Long-Term Liabilities
     Long-term debt                                                      54,494       54,964
     Obligations under capital leases - non-current                         804          883
     Other long-term liabilities                                          4,377        3,717
                                                                      ---------    ---------

Total Liabilities                                                       163,599      154,213
                                                                      ---------    ---------

Stockholders' Deficiency
     Preferred stock, $0.01 par value; 1,000 shares
         authorized; none issued                                             --           --
     Common stock, $0.02 par value; 100,000 shares authorized;
         57,273 and 56,625 shares issued, respectively                    1,146        1,133
     Additional paid in capital                                         215,324      213,940
     Accumulated deficit                                               (294,061)    (304,866)
     Treasury stock, 551 and 551 shares, respectively                    (3,338)      (3,338)
     Accumulated other comprehensive income                                (328)        (849)
                                                                      ---------    ---------

Total Stockholders' Deficiency                                          (81,257)     (93,980)
                                                                      ---------    ---------
Total Liabilities and Stockholders' Deficiency                        $  82,342    $  60,233
                                                                      =========    =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                               (UNAUDITED)
                                           THREE MONTHS ENDED
                                   DECEMBER 2, 2000    NOVEMBER 30, 1999
                                      ---------            ---------
Net revenues                          $  72,039            $ 101,153
Cost of revenues                         24,058               40,016
                                      ---------            ---------
Gross profit                             47,981               61,137

Operating expenses:
     Marketing and selling               11,962               26,087
     General and administrative          10,598               15,484
     Research and development            11,456               15,079
                                      ---------            ---------
Total operating expenses                 34,016               56,650
                                      ---------            ---------
EARNINGS FROM OPERATIONS                 13,965                4,487

Other income (expense):
     Interest income                        304                1,024
     Interest expense                    (3,121)              (2,716)
     Other expense                          (92)                (581)
                                      ---------            ---------
Total other income (expense)             (2,909)              (2,273)
                                      ---------            ---------
EARNINGS BEFORE INCOME TAXES             11,056                2,214

Provision for income taxes                  251                1,780
                                      ---------            ---------
NET EARNINGS                          $  10,805            $     434
                                      =========            =========

Basic earnings per share              $    0.19            $    0.01
                                      =========            =========
Diluted earnings per share            $    0.18            $    0.01
                                      =========            =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                            (In thousands of dollars)

                                                Preferred Stock           Common Stock
                                                     Issued                  Issued            Additional
                                                     ------                  ------             Paid-In      Deferred    Accumulated
                                              Shares      Amount      Shares       Amount       Capital    Compensation    Deficit
                                             ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balance at August 31, 1999                          --          --      56,033        1,121      209,926       (2,653)    (173,122)
                                             ---------   ---------   ---------    ---------    ---------    ---------    ---------
    Net loss                                        --          --          --           --           --           --     (131,744)
    Issuances of common stock                       --          --          14           --          100           --           --
    Escrowed shares received                        --          --         (72)          (1)        (628)          --           --
    Cancellations of options                        --          --          --           --          (66)          66           --
    Deferred compensation expense                   --          --          --           --           --        2,274           --
    Issuance of warrants for litigation
      settlements                                   --          --          --           --        2,550           --           --
    Exercise of stock options and warrants          --          --         427            9        1,553           --           --
    Issuance of common stock under
      employee stock purchase plan                  --          --         223            4          818           --           --
    Foreign currency translation loss               --          --          --           --           --           --           --
                                             ---------   ---------   ---------    ---------    ---------    ---------    ---------
BALANCE AT AUGUST 31, 2000                          --          --      56,625    $   1,133    $ 214,253    ($    313)   ($304,866)
                                             ---------   ---------   ---------    ---------    ---------    ---------    ---------

    Net earnings (unaudited)                        --          --          --           --           --           --       10,805
    Issuances of common stock (unaudited)           --          --         720           14          886           --           --
    Escrowed shares received (unaudited)            --          --         (72)          (1)          --           --           --
    Deferred compensation expense (unaudited)       --          --          --           --           --          235           --
    Issuance of common stock from
      escrow for litigation
      settlements (unaudited)                       --          --          --           --          263           --           --
    Foreign currency translation
      gain (unaudited)                              --          --          --           --           --           --           --
                                             ---------   ---------   ---------    ---------    ---------    ---------    ---------
BALANCE AT DECEMBER 2, 2000 (unaudited)             --          --      57,273    $   1,146    $ 215,402    ($     78)   ($294,061)
                                             ---------   ---------   ---------    ---------    ---------    ---------    ---------
                                                         Accumulated
                                                            Other                 Comprehensive
                                              Treasury  Comprehensive                Income
                                               Stock        Income      Total        (loss)
                                             ---------    ---------    ---------    ---------
Balance at August 31, 1999                      (3,262)        (651)      31,359           --
                                             ---------    ---------    ---------    ---------
    Net loss                                        --           --     (131,744)    (131,744)
    Issuances of common stock                       --           --          100           --
    Escrowed shares received                       (76)          --         (705)          --
    Cancellations of options                        --           --           --           --
    Deferred compensation expense                   --           --        2,274           --
    Issuance of warrants for litigation
      settlements                                   --           --        2,550           --
    Exercise of stock options and warrants          --           --        1,562           --
    Issuance of common stock under
      employee stock purchase plan                  --           --          822           --
    Foreign currency translation loss               --         (198)        (198)        (198)
                                             ---------    ---------    ---------    ---------
BALANCE AT AUGUST 31, 2000                   ($  3,338)   ($    849)   ($ 93,980)   ($131,942)
                                             ---------    ---------    ---------    ---------

    Net earnings                                    --           --       10,805       10,805
    Issuances of common stock                       --           --          900           --
    Escrowed shares received                        --           --           (1)          --
    Deferred compensation expense                   --           --          235           --
    Issuance of common stock from
      escrow for litigation
      settlements                                   --           --          263           --
    Foreign currency translation
      gain                                          --          521          521          521
                                             ---------    ---------    ---------    ---------
BALANCE AT DECEMBER 2, 2000*                 ($  3,338)   ($    328)   ($ 81,257)   $  11,326
                                             ---------    ---------    ---------    ---------

* Amounts for the three-months ended December 2, 2000 are unaudited.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except per share data)

                                                                                  (Unaudited)
                                                                               THREE MONTHS ENDED
                                                                           DECEMBER 2,    NOVEMBER 30,
                                                                             2000            1999
                                                                            --------        --------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
NET EARNINGS                                                                $ 10,805        $    434
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES
    Depreciation and amortization                                              2,269           3,248
    Provision for returns and discounts                                        4,247          25,300
    Deferred compensation expense                                                235             608
    Non-cash royalty charges                                                    (754)            388
    Other non-cash items                                                         131              10
CHANGE IN ASSETS AND LIABILITIES:
    Accounts receivable (net of advances)                                    (27,840)        (21,955)
    Inventories                                                                 (577)          4,205
    Prepaid expenses                                                           4,886           1,283
    Accounts payable                                                          (6,881)         (2,512)
    Accrued expenses                                                          11,022          (4,469)
    Income taxes                                                                  15           1,684
    Other long-term liabilities                                                  661            (494)
                                                                            --------        --------
TOTAL ADJUSTMENTS                                                            (12,586)          7,296
                                                                            --------        --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                           (1,781)          7,730
                                                                            --------        --------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Acquisition of fixed assets, excluding capital leases                            (72)         (4,605)
Disposal of fixed assets                                                          --              33
Acquisition of other assets                                                       --              (5)
Disposal of other assets                                                           1              --
                                                                            --------        --------
NET CASH USED IN INVESTING ACTIVITIES                                            (71)         (4,577)
                                                                            --------        --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Payment of mortgages                                                            (386)           (181)
Exercise of stock options and warrants                                            --             950
Payment of obligations under capital leases                                     (143)           (135)
Proceeds from issuances of common stock                                          900              --
                                                                            --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        371             634
                                                                            --------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          274             226
                                                                            --------        --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (1,207)          4,013
                                                                            --------        --------

CASH AND CASH EQUIVALENTS:  BEGINNING OF PERIOD                                6,738          74,421
                                                                            --------        --------

CASH AND CASH EQUIVALENTS:  END OF PERIOD                                   $  5,531        $ 78,434
                                                                            ========        ========

Supplemental schedule of noncash investing and financing activities:

    Acquisition of equipment under capital leases                                 --        $    193

Cash paid during the period for:

    Interest                                                                $  3,121        $  2,164
    Income Taxes                                                            $      2        $    651

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

1.  INTERIM PERIOD REPORTING

    The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

    CHANGE IN INTERIM REPORTING PERIOD

    The Company's fiscal year ends on August 31. The Company will report for fiscal year 2001 and prospectively its quarterly results of operations on the Saturday closest to the calendar quarter end. For November and first quarter of fiscal year 2001 this date was December 2, 2000. The change is not expected to have a material effect on the financial condition, results of operations or cash flows of the Company for any of the fiscal 2001 quarters ending as follows:

                                    FY 2001                    FY 2000
                                    -------                    -------

    First Quarter               December 2, 2000          November 30, 1999

    Second Quarter              March 3, 2001             February 29, 2000

    Third Quarter               June 2, 2001              May 31, 2000

    Fourth Quarter              August 31, 2001           August 31, 2000

    RECLASSIFICATION

    Certain prior year balances have been reclassified to conform with the current quarter's presentation.

2.  ACCOUNTS RECEIVABLE

    Accounts receivable are comprised of the following:


                                              DECEMBER 2, 2000  AUGUST 31,2000
                                              ----------------  --------------
Receivables assigned to factor...............    $  52,160         $ 25,461
Less:  advances from factor..................     (21,545)          (13,073)
                                                 ---------         --------
Due from factor..............................      30,615            12,388
Unfactored accounts receivable...............      15,049            15,084
Foreign accounts receivable..................      16,146            12,429
Other receivables............................       5,209             3,140
Less:  Allowances for returns and discounts..     (37,313)          (39,083)
                                                 ---------         --------
Accounts receivable, net.....................   $   29,706         $  3,958
                                                ==========         ========

    Pursuant to a factoring agreement, the principal lending institution for the Company acts as its factor for the majority of its North American receivables, which are assigned on a pre-approved basis. As of December 2, 2000, the factoring charge amounted to 0.25% of the receivables assigned. The Company's obligations to the lending institution, the factor, are collateralized by all of the Company's and its North American subsidiaries' accounts receivable, inventories and equipment. The advances for factored receivables are made pursuant to a revolving credit and security agreement, which expires on August 31, 2003 but automatically renews for additional one-year periods, unless terminated upon 90 days' notice by either party. During August 2000, the factor advanced $15,000 of additional interim funding above the standard loan agreement formula. The excess borrowing is at the factor's discretion, and the Company was obligated to repay the entire amount of such excess borrowing, and thereafter remain within the current borrowing formula, by November 30,

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

2000. The Company repaid the excess borrowing and remained within the current formula at the end of the first quarter of fiscal 2001.

    Pursuant to the terms of the agreement, the Company is required to maintain specified levels of working capital and tangible net worth, among other covenants. As of December 2, 2000, the Company was not in compliance with certain of the financial covenants under its revolving credit facility. The Company received waivers regarding this non-compliance from the factor. While the Company anticipates that it will not be in compliance with the financial covenants in its bank agreements in the near term, and anticipates being able to obtain necessary waivers as it has in the past, the Company may not be able to obtain waivers of any future covenant violations.

    The Company draws down working capital advances and opens letters of credit (up to an aggregate maximum of $20 million) against the facility in amounts determined on a formula based on factored receivables, inventory and cost of imported goods under outstanding letters of credit. Interest is charged at the lending institution's prime lending rate plus one percent per annum (10.5% at December 2, 2000) on such advances.

    In November 2000, the Company amended the revolving credit and security agreement with the third-party domestic financing institution to provide the Company with an increased borrowing base against eligible receivables.

    Effective September 2000, the Company and certain of the Company's European subsidiaries reached an agreement to amend their current receivable facility under which the domestic financing institution provided account receivables financing of up to the lesser of approximately $18.0 million or 60% of eligible receivables related to the Company's international operations. The interest rate is 2% above LIBOR. This credit facility has a term of three years automatically renewing for additional one-year periods thereafter, unless terminated upon 90 days' prior notice by either party. It is secured by the factored receivables and assets of such subsidiaries.

    Pursuant to the terms of certain distribution, warehouse and credit and collection agreements, certain of the Company's accounts receivable are due from distributors. These receivables are not collateralized and as a result management continually monitors the financial condition of these distributors. No additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's accounts receivable. At December 2, 2000 and August 31, 2000, the balance due from distributors was approximately 18% and 17%, respectively, of gross accounts receivable.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

3.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                     DECEMBER 2, 2000    AUGUST 31,2000
                                                     ----------------    --------------

(A) 10% Convertible Subordinated Notes due 2002........  $ 49,750           $ 49,750
(B) Mortgage notes.....................................     6,265              6,735
                                                         --------           --------
                                                           56,015             56,485
Less:  current portion.................................     1,521              1,521
                                                         --------           --------
                                                         $ 54,494           $ 54,964
                                                         ========           ========

(A) In February 1997, the Company issued $50,000 of unsecured 10% Convertible Subordinated Notes ("Notes") due March 1, 2002 with interest payable semiannually. The Notes were sold at par with proceeds to the Company of $47,400, net of expenses. The indenture governing the Notes contains covenants that, among other things, substantially limit the Company's ability to incur additional indebtedness, issue preferred stock, pay dividends and make certain other payments. The Notes are convertible into shares of common stock prior to maturity, unless previously redeemed, at a conversion price of $5.18 per share, subject to adjustment under certain conditions. The Notes are redeemable in whole or in part, at the option of the Company (subject to the rights of holders of senior indebtedness) at 104% of the principal balance at any time through February 28, 2001 and at 102% of the principal balance thereafter to maturity. At December 2, 2000 and August 31, 2000, the fair value of the Notes was approximately $8,400 and $19,900, respectively, based on quoted market values.

(B) The Company has two mortgage notes. One mortgage note is collateralized by the Company's corporate headquarters building in the U.S. and requires quarterly principal payments of $181 through February 1, 2002, plus interest at the bank's prime lending rate plus one percent per annum (10.5% at December 2, 2000). The principal balance outstanding under the mortgage note at December 2, 2000 and August 31, 2000 was $1,026 and $1,207, respectively. Pursuant to a seven-year term secured credit facility entered into in March 2000, the Company's third-party lending institution provided the Company with mortgage financing related to its purchase of a building in the U.K. The Company is making quarterly principal payments of (pound)137.5 (approximately $200 at December 2, 2000). Interest is charged on this facility at 2% above LIBOR (8% at December 2,
2000). The principal balance outstanding under this mortgage note at December 2, 2000 and August 31, 2000 was $5,103 and $5,528, respectively. The U.K. building is being held for sale by the Company.

Maturities of long-term debt are as follows:

        Years ending November 30,
             2001...............................................  $     1,521
             2002...............................................       50,837
             2003...............................................          797
             2004...............................................          797
             2005...............................................          797
             Thereafter.........................................        1,266
                                                                  -----------
                                                                  $    56,015
                                                                  ===========

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

4.  EARNINGS PER SHARE

                                                                     THREE MONTHS ENDED
                                                          DECEMBER 2, 2000       NOVEMBER 30, 1999
                                                          ----------------       -----------------
BASIC EPS COMPUTATION:
   Net earnings......................................        $    10,805             $       434
   Weighted average common shares outstanding........             56,166                  56,105
   Basic earnings per share..........................        $      0.19             $      0.01
                                                             ===========             ===========

DILUTED EPS COMPUTATION:
   Net earnings                                              $    10,805             $       434
   10% Convertible Subordinated Notes interest expense             1,244                      --
   Adjusted net earnings.............................        $    12,049             $       434
   Weighted average common shares outstanding........             56,166                  56,105
   Stock options and warrants........................                  2                   6,666
   10% convertible subordinated notes................              9,604                      --
   Diluted common shares outstanding.................             65,772                  62,771

   Diluted earnings per share........................        $      0.18             $      0.01
                                                             ===========             ===========

         The assumed conversion of the outstanding Notes was excluded from the November 30, 1999 diluted earnings per share calculation since they were anti-dilutive.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

5.  SEGMENT INFORMATION

    The Company has three reportable segments: North America, Europe, and Pacific Rim, which are organized, managed and analyzed geographically and operate in one industry segment: the development, marketing and distribution of entertainment software. The Company's chief operating decision-maker is the Company's Chief Executive Officer. Information about the Company's operations for the fiscal quarters ended December 2, 2000 and November 30, 1999 is presented below:

                                                NORTH AMERICA     EUROPE       PACIFIC RIM     ELIMINATIONS       TOTAL
                                                -------------     ------       -----------     ------------       -----
THREE MONTHS ENDED DECEMBER 2, 2000
Net revenues from external customers.......         $55,958        $14,142         $1,939              -        $72,039
Intersegment sales.........................             251          2,544              -         (2,795)             -
                                                    -------        -------         ------         -------       -------
Total net revenues.........................          56,209         16,686          1,939         (2,795)        72,039

Interest income............................             278             24              2              -            304
Interest expense...........................           3,041             78              2              -          3,121
Depreciation and amortization..............           1,886            282            101              -          2,269
Identifiable assets........................          56,212         23,916          2,214              -         82,342
Segment operating profit (loss)............          14,414            (74)          (375)             -         13,965

THREE MONTHS ENDED NOVEMBER 30, 1999
Net revenues from external customers.......          64,099         32,613          4,441              -        101,153
Intersegment sales.........................              56            359              -           (415)             -
                                                    -------        -------         ------         -------       -------
Total net revenues.........................          64,155         32,972          4,441           (415)       101,153

Interest income............................           1,007             11              6              -          1,024
Interest expense...........................           2,705             11              -              -          2,716
Depreciation and amortization..............           2,571            422            255              -          3,248
Identifiable assets........................         202,223         33,763          6,603              -        242,589
Segment operating profit (loss)............           5,616         (1,867)           738              -          4,487

         The Company's gross revenues were derived from the following product categories:

                                    DECEMBER 2, 2000     NOVEMBER 30, 1999
                                    ----------------     -----------------
Portable software..................       14.0%                4.0%
32-bit software....................       59.0%               38.0%
64-bit software....................        2.0%               28.0%
128- bit software..................       17.0%               23.0%
Computer games software............        1.0%                5.0%
Other..............................        7.0%                2.0%
                                         -----                -----
Total..............................      100.0%               100.0%
                                         =====                =====

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

6.  EQUITY

    In connection with a litigation settlement accrued in a prior period, in October 2000 the Company released from escrow 150 shares of common stock. The fair value of the common shares was $263, which was included in accrued litigation settlements until the common stock was issued.

    In November, 2000, the Company received $900 from the sale of 720 shares of common stock to two of its executive officers at $1.25 per share, the fair value of the common stock on the date of the sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following is intended to update the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000 and presumes that readers have access to, and will have read, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Form 10-K.

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

OVERVIEW

    The Company develops, publishes, markets and distributes video and computer games for use with game consoles, both dedicated and portable, and PCs on a worldwide basis. The Company owns and operates four software development studios located in the U.S. and U.K. where it develops its own software, and also a motion capture studio and a recording studio in the U.S. The Company also contracts with independent software developers to create software for it. The Company publishes, or releases to the public under its brand names, software developed by it as well as by third-party developers. The Company distributes its software directly to retailers in North America, U.K., Germany, France, Spain and Australia. The Company also distributes software developed and published by third parties, develops and publishes strategy guides in support of the Company's software and issues "special edition" comic book magazines from time to time to support its time-valued brands, Turok and Shadowman.

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

    The Company's revenues have traditionally been derived from sales of software for the then-popular game consoles. Accordingly, the Company's performance has been, and is expected in the future to be, materially adversely affected by platform transitions. As a result of the industry transition to 32-bit and 64-bit game consoles which commenced in 1995, the Company's software sales during fiscal 1996, 1997 and 1998 were significantly lower than in fiscal 1994 and 1995. The Company's inability to predict accurately the timing of such transition resulted in material losses in fiscal 1996 and 1997. The video and computer games industry is currently experiencing another platform transition from 32-bit and 64-bit to 128-bit game consoles and related software. The Company believes that sales of new 32-bit and 64-bit game consoles have peaked and will continue to decrease substantially in future periods. This transition during fiscal 2000 resulted in increased competition, fewer hit titles capable of achieving significant sales levels and increased price weakness for non-hit titles. The software transition has also resulted in industry-wide software pricing weakness which impacted the Company's operating results during fiscal 2000 and is anticipated to adversely impact the Company in fiscal 2001, as the market shifts from the current game consoles to the next-generation systems that were launched by Sega in fiscal 2000 and Sony in fiscal 2001, and which are anticipated to be launched in North America by Nintendo and Microsoft in the fall of 2001. The Company will continue to support PlayStation, Dreamcast and Game Boy Color and also has begun to publish for PlayStation 2. The Company will not release any new N64 titles in fiscal 2001 and will release fewer titles for Sega's Dreamcast. The Company anticipates publishing its first titles for Game Boy Advance in the fourth quarter of fiscal 2001. The Company expects its portfolio of titles for fiscal 2002 to be dominated by PlayStation 2, Game Cube, X-Box and Game Boy Advance. Although the Company does not believe that the installed base of next-generation platforms in 2001 will support software sales at the levels achieved in 1999 (before the current platform transition), when the transition is complete the Company anticipates that the eventual installed base of 128-bit systems will provide a larger market for its software, with improved gross margins (based on the predominance of CD-based product rather than cartridge-based product) as compared to 1999. There can be no assurance that newly-introduced (e.g., Sony's PlayStation 2 and Sega's Dreamcast), or the announced (e.g., Nintendo's Game Cube and Microsoft's X-Box) 128-bit game consoles will achieve commercial success similar to that of the 32-bit PlayStation or 64-bit N64 or the timing of such success, if achieved. See "Liquidity and Capital Resources" below, and "Factors Affecting Future Performance: Industry Trends, Platform Transitions and Technological Change May Adversely Affect the Company's Revenues and Profitability."

    The rapid technological advances in game consoles have significantly changed the look and feel of software as well as the software development process. Currently, the process of developing software is extremely complex and the Company expects it to become more complex and expensive in the future with the advent of the more powerful next-generation game consoles. According to the Company's estimates, the average development time for a title is between 12 and 36 months and the average development cost for a title is between $1 million and $6 million. The average development time for the Company's software for portable systems is currently between six and nine months and the average development cost for a title is between $100,000 and $300,000. For the first quarter of fiscal 2001 and 2000, approximately 9% and 68%, respectively, of the Company's gross revenue was derived from software developed by its studios, as the Company's revenues generated from its most significant releases in the quarter were externally developed. See "Factors Affecting Future Performance: Increased Product Development Costs May Adversely Affect Profitability."

    The Company's revenues in any period are generally driven by the titles released by the Company in that period. In the first quarter of fiscal 2001 as in the past, the Company has experienced delays in the introduction of new titles, which has had a negative impact on its results of operations. It is likely that some of the Company's future titles will not be released in accordance with the Company's operating plans, in which event its results of operations and profitability in that period would be negatively affected. See "Liquidity and Capital Resources" below, and "Factors Affecting Future
Performance: Revenues and Liquidity Are Dependent on Timely Introduction of New Titles."

    Net revenues for the quarter ended December 2, 2000 were $72.0 million, a decrease of $29.2 million, compared to $101.2 million in the first quarter of the prior year. This decrease was anticipated by the Company's fiscal 2001 operating plan, and reflects achievement of its first quarter goal. The anticipated lower sales reflected the Company's revised release schedule and the hardware transition from 32-bit and 64-bit consoles to the next-generation 128-bit consoles. Revenues from the Company's 64-bit software in fiscal 2000 were significantly below the Company's expectations due, in large part, to (1) the decline of the market for N64 software and the Company's prior emphasis on the N64 platform, and (2) the slowdown in the rate of growth of the installed base of 64-bit game consoles. In response to the foregoing trends, the Company does not plan to release any additional titles for the N64. In addition, the Company during fiscal 2000 substantially increased its sales allowances to address the effects on the Company of increased competition and industry-wide weakness in cartridge-based software sales and slower-than-expected sales of certain products. The decline in fiscal 2000 sales was partially offset by revenues from software for the Sega Dreamcast 128-bit game console which is a CD-based delivery system, but sales for this console were lower in the first quarter of fiscal 2001 than the comparable period of the prior year. See "Results of Operations" below.

    For fiscal 2001, the Company has changed its quarterly closing dates from the last calendar day of the quarter to the Saturday closest to the quarter end. The change applies to quarterly dates while the year end date remains unchanged. For the first quarter of fiscal 2001, the quarter end date is December 2, 2000, which compares to the prior years' closing date of November 30, 1999. The change is not expected to have a material effect on the financial condition, results of operations or cash flows of the Company for any quarter of fiscal 2001.

    The Company recorded net earnings of $10.8 million for the quarter ended December 2, 2000 compared to net earnings of $0.4 million in the quarter ended November 30, 1999. The increased earnings are attributed to a significant reduction in operating expenses in fiscal 2001 when compared to fiscal 2000. In the third and fourth quarters of fiscal 2000, the Company implemented expense reduction initiatives, which reduced operating expenses commencing with the fourth quarter of fiscal 2000. The plan reduced fixed and variable expenses company wide, eliminated certain marginal titles under development, reduced staff and lowered marketing expenses.

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

    In addition, in fiscal 2001, the Company shifted its product development strategy in response to the ongoing platform transition to emphasize the licensing of software developed by third parties, rather than software developed by the Company's internal studios, in an effort to reduce fixed expenses and continue its development of certain key titles scheduled for release in the first and second quarters of fiscal 2002.

    While significant expense reductions of $23.0 million or 40% were realized in the first quarter of fiscal 2001 as compared to the same period in fiscal 2000, there is no guarantee that the Company can accomplish all the above expense reductions for the entire year.

    As the Company continues to manage through the current game console transition and prepares to compete in the software market for next-generation game consoles, it is necessary that the Company meet its product release schedule, sales projections and manage its operational expenditures at the planned levels in order to generate sufficient liquidity to fund its operations. See "Liquidity and Capital Resources" below.

    The Company's results of operations in the future will be dependent in large part on (1) the timing and rate of growth of the software market for 128-bit and other emerging game consoles and (2) the Company's ability to identify, develop and timely publish, in accordance with its product release schedule, software that performs well in the marketplace.

RESULTS OF OPERATIONS

    The following table shows certain statements of consolidated operations data as a percentage of net revenues for the periods indicated:

                                                                                   THREE MONTHS ENDED
                                                                          DECEMBER 2, 2000    NOVEMBER 30, 1999
                                                                          ----------------    -----------------
Domestic revenues........................................................        77.7%               63.4%
Foreign revenues.........................................................        22.3%               36.6%
                                                                                -----               -----

Net revenues.............................................................       100.0%              100.0%

Cost of revenues.........................................................        33.4%               39.6%
                                                                                -----               -----
Gross profit.............................................................        66.6%               60.4%
                                                                                -----               -----

Operating expenses:
     Marketing and selling...............................................        16.6%               25.8%
     General and administrative..........................................        14.7%               15.3%
     Research and development............................................        15.9%               14.9%
                                                                                -----               -----
                                                                                 47.2%               56.0%
                                                                                -----               -----
Total operating expenses.................................................
Earnings from operations.................................................        19.4%                4.4%

Interest income..........................................................         0.4%                1.0%
Interest expense.........................................................        (4.3%)              (2.7%)
Other income (expense)...................................................        (0.1%)              (0.6%)
                                                                                -----               -----
Total other income (expense)                                                     (4.0%)              (2.3%)

Earnings before income taxes.............................................        15.3%                2.2%
Provision for income taxes...............................................         0.3%                1.8%
                                                                                -----               -----

Net earnings.............................................................        15.0%                0.4%
                                                                                =====               =====

NET REVENUES

    The Company's gross revenues were derived from the following product categories:

                                                                          DECEMBER 2, 2000*   NOVEMBER 30, 1999*
                                                                          -----------------   ------------------
Portable software........................................................        14.0%                4.0%
32-bit software..........................................................        59.0%               38.0%
64-bit software..........................................................         2.0%               28.0%
128- bit software........................................................        17.0%               23.0%
Computer games software..................................................         1.0%                5.0%
Other                                                                             7.0%                2.0%
                                                                                -----                ----
Total....................................................................       100.0%                100%
                                                                                =====                ====

--------------------
* The numbers in this chart do not give effect to sales credits and allowances granted by the Company since the Company does not track such credits and allowances by product category. Accordingly, the numbers presented may vary materially from those that would be disclosed if the Company were able to present such information as a percentage of net revenues.

    The Company's net revenues decreased $29.2 million or 29% to approximately $72.0 million for the first quarter ended December 2, 2000 from approximately $101.2 million for the quarter ended November 30, 1999. This decrease was anticipated by the Company's fiscal 2001 operating plan, and reflects achievement of its first quarter goal. The anticipated lower sales reflected the Company's revised release schedule and the hardware transition from 32-bit and 64-bit consoles to the next-generation 128-bit consoles.

    The Company anticipates that its titles currently scheduled for introduction throughout fiscal 2001 will be released as planned; however, no assurance can be given that these titles will be released in accordance with the Company's current expectations. The Company has a license to develop, and release, titles for Sony's PlayStation 2 and Sega's Dreamcast platforms which were introduced in the U.S. in the first quarter of fiscal 2001 and 2000, respectively. The Company has released 16 titles for Dreamcast in fiscal 2000 and plans to release five additional titles in the second quarter of fiscal 2001. As for Sony's PlayStation 2, released in the fall of 2000, the Company expects to release 12 titles in fiscal 2001. The first title was launched in November 2000 and the second was released in the second quarter of fiscal 2001. If the Company does not release new titles as planned in fiscal 2001, the Company's net revenues could be materially and negatively impacted and the Company could incur losses from operations.

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

    In the quarter ended December 2, 2000, BMX (for multiple platforms) and Mary-Kate and Ashley (for multiple platforms) accounted for approximately 40% and 18%, respectively, of the Company's gross revenues. In the quarter ended November 30, 1999, WWF Attitude (for multiple platforms), Turok Rage Wars (for multiple platforms) and South Park (for multiple platforms) accounted for approximately 25%, 14% and 13%, respectively, of the Company's gross revenues. The Company no longer distributes WWF or South Park software.

    The Company also licenses intellectual properties from third parties, such as the NFL, MLB and NBA. These licenses generally permit the Company to market titles utilizing the licensors' properties in exchange for royalty payments. The Company's license for the WWF properties expired in November 1999 and was not renewed. Sales of titles using WWF properties aggregated 0% and 25% of gross revenues in the first quarter of fiscal 2001 and 2000, respectively. In the first quarter of fiscal 2001, as a result of Comedy Partners' (South Park) repeated refusal to approve the Company's proposed projects and designs, the Company did not make royalty payments under the license agreement, resulting in the purported termination of the license by Comedy Partners based on the Company's refusal. This matter is the subject of litigation. See "Legal Proceedings." Sales of titles using South Park properties aggregated 0% and 13% of gross revenues in the first quarter of fiscal 2001 and 2000, respectively.

    The Company is substantially dependent on the game console developers as the sole developers of the game consoles marketed by them, as the sole licensors of the proprietary information and technology needed to develop software for those hardware platforms and, in the case of Nintendo and Sony, as the sole manufacturers of software for the hardware platforms marketed by them. For the quarter ended December 2, 2000 and November 30, 1999, the Company derived 16% and 32% of its gross revenues, respectively, from sales of Nintendo-compatible software; 61% and 38% of its gross revenues, respectively, from sales of PlayStation software and 14% and 23% of its gross revenues, respectively, from sales of Sega-compatible software.

GROSS PROFIT

    Gross profit is primarily impacted by the percentage of sales of CD-based software as compared to the percentage of sales of cartridge-based software. Gross profit may also be significantly impacted from time to time by the level of returns and price protection and concessions to retailers and distributors to which the Company provides discounts and allowances. The percentage of foreign sales and the percentage of foreign sales to third-party distributors may impact gross margins as well.

    The Company's margins on sales of CD-based software (currently, PlayStation, Dreamcast and PCs) are higher than those on cartridge-based software (currently, N64 and Game Boy Color) primarily because CD-based software manufacturing costs are significantly lower. The Company's margins on foreign software sales to third-party distributors are approximately one-third lower than those on sales that the Company makes directly to foreign retailers.

    Gross profit decreased to $48.0 million (67% of net revenues) for the quarter ended December 2, 2000 from $61.1 million (60% of net revenues) for the quarter ended November 30, 1999. The dollar decrease is predominantly due to the decreased sales levels, partially offset by a reduction in sales allowances. The increase in margin percent for the first quarter of fiscal 2001 over the same period last year is due to the reduced dependency on N64 titles. In the first quarter ended December 2, 2000, N64 titles accounted for only 2.3% of revenues, while N64 titles accounted for approximately 28% of total volume in the same period of the prior year. In addition, sales allowances decreased due to significant increases in the retail sell-through rate of products released in the first quarter of fiscal 2001 and the continued sell-through of previously released inventory in the retail channel during the holiday-selling season.

    The Company's gross profit in fiscal 2001 will continue to be dependent in large part on the timing and rate of growth of the software market for 128-bit and other emerging game consoles (primarily PlayStation 2) and the Company's ability to identify, develop and timely publish, in accordance with its product release schedule, software that sells through at projected levels at retail. See "Factors Affecting Future Performance: Liquidity and Cash Requirements and Dependence on Achieving Timely Product Release and Sales Objectives."

OPERATING EXPENSES

    Operating expenses for the first quarter of fiscal 2001 of $34.0 million were $22.7 million or 40% lower than the $56.7 million of operating expenses for the comparable period a year ago.

    Marketing and selling expenses of $12.0 million (17% of net revenues) decreased by $14.1 million or 54% for the quarter ended December 2, 2000 from $26.1 million (26% of net revenues) for the quarter ended November 30, 1999. The decrease in marketing expense is primarily due to lower net revenues and reduced marketing expenditures when compared to the same period of the prior year.

    General and administrative expenses of $10.6 million (15% of net revenues) decreased by $4.9 million or 32% for the quarter ended December 2, 2000 from $15.5 million (15% of net revenues) for the quarter ended November 30, 1999. The decrease in the first quarter ended December 2, 2000 over the same period of the prior year is primarily due to the cost reduction efforts initiated by the company in the second half of fiscal 2000, primarily salary savings realized from staff reductions.

    Research and development expenses of $11.5 million (16% of net revenues) decreased by $3.6 million or 24% for the quarter ended December 2, 2000 from $15.1 million (15% of net revenues) for the quarter ended November 30, 1999. The decrease in research and development is primarily related to the reduction in the number of overall titles being developed and staff reductions. In addition, the Company is no longer simultaneously developing software for both the older 32- bit and 64-bit systems as well as for the next-generation 128-bit systems. The Company is developing software predominately for the next-generation systems which has contributed to the decrease in research and development expenses in the first quarter of 2001 compared to the comparable period of the prior year.

    The Company accounts for capitalized software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Software development costs are capitalized once technological feasibility is established. Technological feasibility is evaluated on a product-by-product basis. For products where a proven game engine technology exists, the Company capitalizes these costs and expenses them upon release of the product or when they are deemed unrecoverable. The Company capitalized approximately $0.5 million and $0 of software development costs for the first quarters ended December 2, 2000 and November 30, 1999, respectively.

    Interest income decreased to $0.3 million in the first quarter ended December 2, 2000 from $1.0 million in the first quarter ended November 30, 1999 due to lower cash balances available for investment. Interest expense increased by $0.4 million to $3.1 million in the first quarter of fiscal 2001 from $2.7 million in first quarter of fiscal 2000 due to higher interest rates and increased borrowing levels from the company's primary lending institution.

    As of August 31, 2000, the Company had a U.S. tax net operating loss carryforward of approximately $126.0 million. The provision for income taxes for the periods presented relate to Federal alternative minimum, state and foreign income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

    At December 2, 2000, the Company had a negative working capital position of approximately ($61.5) million as compared to ($76.8) million at August 31, 2000. Cash and cash equivalents totaled approximately $5.5 million at December 2, 2000 versus $6.7 million at August 31, 2000. The decrease in net cash from the quarter ended November 30, 1999 to the quarter ended December 2, 2000 is primarily attributable to the loss from operations for the fiscal year ended August 31, 2000. See "Factors Affecting Future Performance: Liquidity and Cash Requirements and Dependence on Achieving Timely Product Release and Sales Objectives".

    Short-term liquidity in 2000 was addressed by the Company receiving additional borrowings under its revolving credit and security agreement with its principal lending institution on a short-term basis and in the first quarter of fiscal 2001 with proceeds from the issuance of common stock. Based on its current available cash resources, including the new additional collateral funding provided by the Company's third-party lender, and assuming the Company meets its sales forecast by successfully achieving its planned product release schedule, and giving effect to the continuation of savings from implemented expense reductions, the Company expects to have sufficient resources to meet its projected cash and operating requirements through fiscal 2001. In addition, the Company is actively working with its investment bankers and third-party lending institution in the development of a supplemental financing plan that would provide additional long-term financing, although there can be no assurance the Company will be able to consummate any such financing.

    If the Company does not substantially achieve the overall projected revenue levels for fiscal 2001 as reflected in its business operating plans, the Company either will require additional financing to fund operations or the Company will need to make further significant expense reductions, including, without limitation, the sale of certain assets or the consolidation of certain operations and staff reductions and/or the delay, cancellation or reduction of certain product development and marketing programs. Certain of such measures may require third-party consents or approvals including from the Company's primary lender, and there can be no such assurance that consents or approvals can be obtained.

    In the event the Company does not achieve the product release schedule, sales assumptions or any additional expense reductions described above, there can be no assurance that the Company will be able to arrange additional financing on satisfactory terms, if at all. Additionally, the Company cannot assure its investors that its future operating cash flows will be sufficient to meet its debt service requirement or to repay its indebtedness at maturity. In any such event, the Company's operations and liquidity will be materially adversely affected.

    The Company used net cash in operating activities of approximately ($1.8) million during the quarter ended December 2, 2000, and provided net cash from operating activities of approximately $7.7 million during the quarter ended November 30, 1999. The decrease in net cash from operating activities in the first quarter of fiscal 2001 is primarily attributable to the increase in accounts receivable.

    The Company used net cash in investing activities of approximately ($0.1) million and ($4.6) million during the quarter ended December 2, 2000 and November 30, 1999, respectively. Cash used in investing activities in the first quarter of fiscal 1999, is primarily attributable to the acquisition of fixed assets, primarily an enterprise-wide computer system.

    The Company derived net cash from financing activities of approximately $0.4 million and $0.6 million during the quarter ended December 2, 2000 and November 30, 1999, respectively. The decrease in net cash derived from financing activities in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000 is primarily attributable to the decrease in proceeds from the exercise of stock options and warrants, partially offset by an increase in proceeds from the issuance of common stock.

    The Company generally purchases its inventory of Nintendo software by opening letters of credit when placing the purchase order. At December 2, 2000, the amount outstanding under letters of credit was approximately $2.9 million. Other than such letters of credit and ordinary course of business minimum royalty and payable obligations, the Company does not currently have any material operating or capital expenditure commitments.

    The Company has a revolving credit and security agreement with a third-party domestic financing institution since 1989. The credit agreement expires August 31, 2003 but automatically renews for additional one-year periods, unless terminated upon 90 days' prior notice by either party. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined based on a formula including factored receivables and inventory, which advances are secured by substantially all of the Company's assets. The domestic financing institution also acts as the Company's factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At December 2, 2000, the factoring charge was 0.25% of the receivables assigned and the interest on advances was at the prime rate plus one and one half percent. Pursuant to the terms of the agreement with its third-party lender, the Company is required to maintain specified levels of working capital and tangible net worth, among other covenants. As of December 2, 2000, the Company was not in compliance with certain of the financial covenants under its revolving credit facility. The Company received waivers regarding this non-compliance from the third-party lender. While the Company anticipates that it will not be in compliance with the financial covenants in its bank agreements in the near term, and anticipates being able to obtain necessary waivers as it has in the past, the Company may not be able to obtain waivers of any future covenant violations. If the Company becomes insolvent, is liquidated or reorganized, after payment to the creditors, there are likely to be insufficient assets remaining for any distribution to stockholders.

    During August 2000, the domestic financing institution advanced the Company $15.0 million additional interim funding above the standard borrowing base under the loan agreement. Such additional interim funding was repaid by November 30, 2000.

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

    In March 2000, pursuant to a seven-year term secured credit facility, the domestic financing institution provided the Company with mortgage financing in the amount of $6.2 million relating to its purchase of a building in the U.K. The Company has decided not to utilize the facility and it is now held for sale. Interest is charged on this facility at a rate of 2% above LIBOR. The Company also has a financing arrangement relating to the mortgage on its corporate headquarters. At August 31, 2000, the outstanding principal balance on the Company's corporate headquarters was $1.0 million.

NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the SEC issued SAB No. 101, Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB No. 101B which postponed the implementation of SAB No. 101 until the fourth quarter of fiscal 2001 for the Company. The Company believes that its revenue recognition policies and practices are in conformity with SAB No. 101.

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

LIQUIDITY AND CASH REQUIREMENTS ARE DEPENDENT ON ACHIEVING TIMELY PRODUCT RELEASES AND SALES OBJECTIVES

    The Company's significant loss from operations for the fiscal year ended August 31, 2000 and working capital and stockholders' deficiencies at August 31, 2000 raised substantial doubt about the Company's ability to continue as a going concern. Short-term liquidity in 2000 was addressed by the Company receiving additional borrowings under its revolving credit and security agreement with its principal lending institution on a short-term basis and in the first quarter of fiscal 2001 with proceeds from the issuance of common stock. Based on its current available cash resources, including the new additional collateral funding provided by the Company's third-party lender, and assuming the Company continues to meet its sales forecast by successfully achieving its planned product release schedule, and giving effect to the continuation of savings from implemented expense reductions, the Company expects to have sufficient resources to meet its projected cash and operating requirements through fiscal 2001. In addition, the Company is actively working with its investment bankers and third-party lending institution in the development of a supplemental financing plan that would provide additional long-term financing, although there can be no assurance the Company will be able to consummate any such financing.

    If the Company does not substantially achieve the overall projected revenue levels for fiscal 2001 as reflected in its business operating plans, the Company either will require additional financing to fund operations or the Company will need to make further significant expense reductions, including, without limitation, the sale of certain assets or the consolidation of certain operations and staff reductions and/or the delay, cancellation or reduction of certain product development and marketing programs. Certain of such measures may require third-party consents or approvals, including from the Company's primary lender, and there can be no such assurance that consents or approvals can be obtained.

    In the event the Company does not achieve its product release schedule, sales assumptions or any additional expense reductions described above, there can be no assurance that the Company will be able to arrange additional financing on satisfactory terms, if at all. Additionally, the Company cannot assure its investors that its future operating cash flows will be sufficient to meet its debt service requirement or to repay its indebtedness at maturity. In any such event, the Company's operations and liquidity will be materially adversely affected.

    While the Company anticipates that it will not be in compliance with the financial covenants in its bank agreements in the near term, and anticipates being able to obtain necessary waivers as it has in the past, the Company may not be able to obtain waivers of any future covenant violations.

GOING CONCERN CONSIDERATION

    At August 31, 2000, the Company's independent auditors' report, as prepared by KPMG LLP and dated November 29, 2000, which appears in the Company's Form 10-K, includes an explanatory paragraph relating to substantial doubt as to the ability of the Company to continue as a going concern due to the Company's significant loss from operations in fiscal 2000 and its working capital and stockholders' deficiencies. While the accompanying unaudited financial statements for the quarter ended December 2, 2000 have been prepared under the assumption that the Company will continue as a going concern and report that the Company has earned net income of $10.8 million or $0.18 per diluted share, the Company cannot assure its stockholders and investors that it will continue to achieve profitability.

IF CASH FLOWS FROM OPERATIONS ARE NOT SUFFICIENT TO MEET THE COMPANY'S NEEDS, IT MAY BE FORCED TO SELL ASSETS, REFINANCE DEBT, OR FURTHER DOWNSIZE OPERATIONS

    In the second half of fiscal 2000, the Company implemented an expense reduction initiative, which reduced operating expenses commencing with the fourth quarter of that fiscal year. Additionally, during the first quarter of fiscal 2001, the Company implemented incremental expense reduction initiatives to reduce operating expenses throughout fiscal 2001 in line with its sales forecasts; however, if the Company does not achieve its product release schedule, sales assumptions or any additional expense reductions described above, the Company may experience insufficient liquidity in fiscal 2001, which may require the Company to sell assets or consolidate operations, reduce staff, refinance debt and/or otherwise restructure its operations. The Company's operating plan for fiscal 2001 lowered fixed and variable expenses worldwide, eliminated certain software development projects that were not expected to achieve the Company's financial return parameters within the next 12 to 18 months and eliminated non-essential marketing expenses and implemented certain staff reductions. Although the Company believes the actions it has taken should return the Company's annual operations to profitability it cannot assure its shareholders and investors that it will achieve profitability or the sales necessary to avoid further reductions. See "Industry Trends, Platform Transitions and Technological Change May Adversely Affect The Company's Revenues and Profitability" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

ABILITY TO SERVICE DEBT AND PRIOR RIGHTS OF CREDITORS MAY ADVERSELY AFFECT HOLDERS OF COMMON STOCK

    The Company believes that its current available cash resources, including the new additional collateral funding being provided by the Company's third-party lender, and assuming the Company meets its sales forecasts by successfully achieving its planned product release schedule, and giving effect to the continuation of savings from implemented expense reductions, will be sufficient to meet its projected cash and operating requirements, which include the timely payment of all interest and principal payments through fiscal 2001. If however, the Company's cash and projected cash flow from operations in fiscal 2001 or beyond is insufficient to make interest and principal payments when due, the Company may have to restructure its indebtedness. The Company cannot guarantee that it will be able to restructure or refinance its debt on satisfactory terms. In addition, restructuring or refinancing may not be permitted by the terms of the Company's existing indebtedness. The Company cannot assure investors that its future operating cash flows will be sufficient to meet its debt service requirements or to repay its indebtedness at maturity.

    If the Company violates the financial or other covenants contained in its bank agreements or in the indenture governing its outstanding convertible notes, it will be in default under its loan agreements and/or the indenture. If a default occurs and is not waived by the lender, the lender could seek remedies against the Company, including: (1) penalty rates of interest; (2) immediate repayment of the debt; and/or (3) the foreclosure on any assets securing the debt. Pursuant to the terms of the agreement with its third-party lender, the Company is required to maintain specified levels of working capital and tangible net worth, among other covenants. As of December 2, 2000, the Company was not in compliance with certain of the financial covenants under its revolving credit facility. The Company received waivers regarding this non-compliance from the third-party lender.

    While the Company anticipates that it will not be in compliance with the financial covenants in its bank agreements in the near term, and anticipates being able to obtain necessary waivers as it has in the past, the Company may not be able to obtain waivers of any future covenant violations. If the Company becomes insolvent, is liquidated or reorganized, after payment to the creditors, there are likely to be insufficient assets remaining for any distribution to stockholders.

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

REVENUES AND LIQUIDITY ARE DEPENDENT ON TIMELY INTRODUCTION OF NEW TITLES

    The life cycle of a new title generally ranges from less than three months to upwards of 12 months, with the majority of sales occurring in the first 30 to 120 days after release. Therefore, the Company is constantly required to introduce new titles in order to generate revenues and/or to replace declining revenues from older titles. In the past and in the first quarter of fiscal 2001, the Company experienced delays in the introduction of new titles, which has had a negative impact on its results of operations. The complexity of next-generation systems has resulted in higher development expenses, longer development cycles, and the need to carefully monitor and plan the product development process. If the Company does not introduce titles in accordance with its operating plans for a period, its results of operations, liquidity and profitability in that period could be negatively affected.

    The timely shipment of a new title depends on various factors, including (1) the development process; (2) bug testing; (3) approval by hardware licensors; and (4) approval by third- party licensors.

    It is likely that some of the Company's titles will not be released in accordance with the Company's operating plans. A significant delay in the introduction of one or more new titles could negatively affect sales and have a negative impact on the Company's financial condition, liquidity and results of operations, as was the case in fiscal 2000 and the first quarter of fiscal 2001.

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

    In addition, the cyclical nature of the video and computer games industry requires the Company to continually adapt software development efforts to emerging hardware systems. The industry is migrating to a 128-bit game console. Sega has introduced Dreamcast while Sony released PlayStation 2 on a limited basis in the Fall of 2000. Both Nintendo and Microsoft have announced plans to release their own 128-bit game consoles. No assurance can be given that these new game consoles will achieve commercial success similar to and/or installed bases comparable to that of the 32- bit PlayStation or 64-bit N64, or as to the timing of such success. In addition, the Company cannot guarantee that it will be successful in developing and publishing software for these new game consoles nor can it guarantee that Microsoft or Nintendo will release its new platforms in accordance with their announced release dates in the near future.

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

IF PRODUCT RETURNS, PRICE PROTECTION AND CONCESSIONS EXCEED ALLOWANCES, THE COMPANY MAY INCUR LOSSES

    The Company is not contractually obligated to accept returns except for defective product. The Company may permit customers to return or exchange products and may provide price protection or concessions on products unsold by the customer. The Company is having to more frequently provide price protection and concessions. Coupled with more competitive pricing, if the Company's allowances for returns, exchanges and price concessions are exceeded, the Company's financial condition and results of operations will be negatively impacted, as has occurred in the past.

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

         The Company believes that at December 2, 2000, its allowances for future returns, exchanges and price protection and concessions are adequate. The Company cannot guarantee the adequacy of its current or future allowances. See
Note 2 of the Notes to the Consolidated Financial Statements.

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

    Substantially all of the Company's revenues have historically been derived from sales of software for game consoles. In the quarters ended December 2, 2000 and November 30, 1999, the Company derived:

    o approximately 16% and 32%, respectively, of gross revenues from the sale of Nintendo-compatible software;

    o approximately 61% and 38%, respectively, of gross revenues from the sale of Sony PlayStation software;

    o approximately 14% and 23%, respectively, of gross revenues from the sale of Sega compatible software; and

    o approximately 1% and 5%, respectively, of gross revenue from the sale of PC software.

    If the Company cannot obtain licenses to develop software from developers of new game consoles or if any of its existing license agreements are terminated, the Company will not be able to release software for those game consoles, which would have a negative impact on its results of operations and profitability. Although, the Company cannot assure its stockholders that, at the end of their current terms, it will be able to obtain extensions or that it will be successful in negotiating definitive license agreements with developers of new game consoles, to date the Company has always obtained extensions or new agreements with the hardware companies.

    The Company's revenue growth may also be dependent on the hardware companies. If new license agreements contain similar limitations, the Company's revenue and profitability may be negatively impacted.

INCREASED PRODUCT DEVELOPMENT COST MAY ADVERSELY AFFECT PROFITABILITY

    The Company's research and development expenses decreased $3.6 million to $11.5 million (approximately 16% of net revenues) for the quarter ended December 2, 2000 from $15.1 million (approximately 15% of net revenues) for the quarter ended November 30, 1999. The Company anticipates that its future research and development expenses will decrease due to the Company's focus on fewer hardware systems. During the fiscal 2000 transition year, the Company focused its development efforts and costs on N64, PlayStation, PlayStation 2, X-Box and Dreamcast, while incurring incremental costs in the development of tools and engines necessary for the new platforms. The Company's current release schedule commencing in the second quarter of 2001 is developed around PlayStation 2, X-Box, Game Boy Advance and Game Cube. In addition, the Company will continue to support PlayStation, Dreamcast and Game Boy Color through a select group of independent software developers, thus permitting the Company to reduce in part its internal development costs. Although the Company anticipates that its future product development expenses will decrease in fiscal 2001, the Company cannot assure its investors that its product development expenses will not increase thereafter as a result of the complexity of developing games for the new 128-bit game consoles. The Company anticipates that its profitability will continue to be impacted by the levels of research and development expenses relative to revenues, and by fluctuations relating to the timing of development in anticipation of the next-generation platforms.

INABILITY TO PROCURE COMMERCIALLY VALUABLE INTELLECTUAL PROPERTY LICENSES MAY PREVENT PRODUCT RELEASES OR RESULT IN REDUCED PRODUCT SALES

    The Company's titles often embody trademarks, trade names, logos, or copyrights licensed to it by third parties, such as the NBA, the NFL and MLB or their respective players' associations. The Company may not be successful in acquiring or renewing licenses to property rights with significant commercial value. The loss of one or more of these licenses could prevent the Company's release of a title or limit its economic success. For example, the Company's license for the WWF properties expired in November 1999 and was not renewed. Sales of titles using WWF properties aggregated 0% of gross revenues in the quarter ended December 2, 2000 as compared to 25% for the quarter ended November 30, 1999. In the first quarter of fiscal 2001, as a result of Comedy Partners' (South Park) repeated refusal to approve the Company's proposed projects and designs, the Company did not make royalty payments under the license agreement, resulting in the purported termination of the license by Comedy Partners based on the Company's refusal. This matter is the subject of litigation. See "Legal Proceedings." Sales of titles using South Park properties aggregated 0% and 13% of gross revenues in the first quarter of fiscal 2001 and 2000, respectively. In addition, the Company cannot assure stockholders that its licenses will be extended on reasonable terms or at all.

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

    In the fourth quarter of fiscal 2000, the Company's securities were delisted from quotation on The Nasdaq National Market. The Company's common stock is currently trading on The NASDAQ Small Cap Market. Although the Company meets the current listing criteria for The NASDAQ Small Cap Market, no assurance can be given as to the Company's ongoing ability to meet The NASDAQ Small Cap Market maintenance requirements. One of such maintenance requirements is that the Company's common stock continue to trade above $1.00 per share.

    In order to obtain relisting of its common stock on The NASDAQ National Market, the Company must satisfy certain quantitative designation criteria, which it does not currently meet. No assurance can be give that the Company will be able to meet such relisting criteria for The NASDAQ National Market in the near future.

    If the Company's common stock was to be delisted from trading on the NASDAQ Small Cap Market, trading, if any in the common stock may continue to be conducted on the OTC Bulletin Board or in the non-NASDAQ over-the-counter market. Delisting of the common stock would result in limited release of the market price of the common stock and limited news coverage of the Company and could restrict investors' interest in the common stock and materially adversely affect the trading market and prices for the common stock and the Company's ability to issue additional securities or to secure additional financing.

    If the Company's common stock is delisted from The NASDAQ Small Cap Market, it could become subject to the "penny stock" rules. "Penny stocks" generally are equity securities with a price of less than $5.00 per share, which are not registered on certain national securities exchanges or quoted on the NASDAQ system. If the Company's common stock was delisted from NASDAQ, it could become subject to the SEC's penny stock rules. These rules, among other things, require broker-dealers to satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser's written consent prior to any transaction. In addition, under the penny stock rules, additional disclosure in connection with trades in the common stock would be required, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of the common stock.

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

    In particular, the Company is highly dependent upon the management services of Gregory Fischbach, co-chairman of the board and chief executive officer, and James Scoroposki, co-chairman of the board and senior executive vice president. If the Company were to lose either of their services, its business would be negatively impacted. Although the Company has employment agreements with Messrs. Fischbach and Scoroposki through August 31, 2003, they may leave or compete with the Company in the future. If the Company is unable to attract additional qualified employees or retain the services of key personnel, its business could be negatively impacted.

CHARTER AND ANTI-TAKEOVER PROVISIONS COULD NEGATIVELY AFFECT RIGHTS OF HOLDERS OF COMMON STOCK

    The board of directors has the authority to issue shares of preferred stock and to determine their characteristics without stockholder approval. In this regard, the board of directors recently approved a stockholder rights plan. If the Series B junior participating preferred stock is issued it would be more difficult for a third party to acquire a majority of the Company's voting stock.

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

    The Company's results of operations are affected by fluctuations in the value of its subsidiaries' functional currency as compared to the currencies of its foreign denominated sales and purchases. The results of operations of the Company's subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which the Company transacts business. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. At December 2, 2000 and November 30, 1999, the Company's foreign currency translation adjustments were not material. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    The Company and other participants in the entertainment industry were sued in an action entitled James, et al. v. Meow Media, et al. filed in April 1999 in the U.S. District Court for the Western District of Kentucky, Paducah Division, Civil Action No. 5:99 CV96-J. The plaintiffs allege that the defendants caused injury to the plaintiffs as a result of, in the case of the Company, its manufacture and/or supply of "violent" video games to Michael Carneal, then fourteen. The plaintiffs further allege that the defendants were negligent in such manufacture and/or supply thereby breaching a duty to Mr. Carneal and others, including the plaintiffs (the parents of the deceased individuals). Mr. Carneal killed three individuals and wounded five others during a shooting at the Heath High School in McCracken County, Kentucky. The plaintiffs seek damages in the amount of approximately $110,000,000. The Company intends to defend this action vigorously. The Company has entered into a joint defense agreement and is sharing defense costs with certain of the other defendants. The U.S. District Court for the Western District of Kentucky dismissed this action; however, it is currently on appeal to the U.S. Court of Appeals for the Sixth Circuit.

    The Company, Iguana Entertainment and Gregory E. Fischbach were sued in an action entitled Jeffery Spangenberg vs. Acclaim Entertainment, Inc., Iguana Entertainment, Inc., and Gregory Fischbach filed in August 1998 in the District Court of Travis County, Texas (Cause No. 98-09418). The plaintiff alleged that the defendants (1) breached their employment obligations to the plaintiff, (2) breached a Texas statute covering wage payment obligations based on their alleged failure to pay bonuses to the plaintiff; and (3) made fraudulent misrepresentations to the plaintiff in connection with the plaintiff's employment relationship with the Company, and accordingly, sought unspecified damages. The Company has negotiated and implemented a settlement with regard to this action, and in that connection released from escrow 150,000 shares of common stock. See Statements of Consolidated Stockholders' Deficiency and Note 6 of the Notes to the Consolidated Financial Statements.

    The Company received a demand for indemnification from the defendant Lazer-Tron Corporation ("Lazer-Tron") in a matter entitled J. Richard Oltmann v. Steve Simon, No. 98 C1759 and Steve Simon v. J. Richard Oltmann, J Richard Oltmann Enterprises, Inc., d/b/a Haunted Trails Amusement Parks, and RLT Acquisitions, Inc., d/b/a Lazer-Tron, No. A 98CA 426, consolidated as U.S. District Court Northern District of Illinois Case No. 99 C 1055 (the "Lazer-Tron Action"). The Lazer-Tron Action involves the assertion by plaintiff Simon that defendants Oltmann, Haunted Trails and Lazer-Tron misappropriated plaintiff's trade secrets. Plaintiff alleges claims for Lanham Act violations, unfair competition, misappropriation of trade secrets, conspiracy, and fraud against all defendants, and seeks damages in unspecified amounts, including treble damages for Lanham Act claims, and an accounting. Pursuant to an Asset Purchase Agreement (the "Agreement") made as of March 5, 1997, the Company sold Lazer-Tron to RLT Acquisitions, Inc. ("RLT"). Under the Agreement, the Company assumed and excluded specific liabilities, and agreed to indemnify RLT for certain losses, as specified in the Agreement. In an August 1, 2000 letter, counsel for Lazer-Tron in the Lazer-Tron Action asserted that the Company's indemnification obligations in the Agreement applied to the Lazer-Tron Action, and demanded that the Company indemnify Lazer-Tron for any losses which may be incurred in the Lazer-Tron Action. In an August 22, 2000 response, the Company asserted that any losses which may result from the Lazer-Tron Action are not assumed liabilities under the Agreement for which the Company must indemnify Lazer-Tron. In a November 20, 2000 letter, Lazer-Tron responded to Acclaim's August 22 letter and reiterated its position that the Company must indemnify Lazer-Tron with respect to the Lazer-Tron Action. No other action with respect to this matter has been taken to date.

    On November 27, 2000, the Company was sued in the U.S. District Court for the Southern District of New York, in an action entitled Comedy Partners vs. Acclaim Entertainment, Inc. (00 Civ 9051 (S.D.N.Y.) (AKH.) In the complaint in this matter, plaintiff, with whom the Company had a license agreement, asserts claims for copyright infringement, trademark and trade dress infringement and breach of contract predicated on its allegation that the Company failed to pay certain royalties due under the license agreement and that, as a result, the license was terminated. Plaintiff further alleges that the Company continued to sell licensed products following termination, in violation of the license agreement. Plaintiff seeks $1.6 million in damages, plus injunctive relief. The Company answered the complaint and asserted a counterclaim on January 15, 2001. The Company does not believe the outcome of this matter will have a material adverse effect on the Company's financial position or results of operations.

    On or about December 15, 2000, an action was commenced against the Company entitled Comedy Partners v. Acclaim Entertainment, Inc., Index No. 605476/00 (Supreme Court, New York County). In this action, plaintiff asserts that the Company placed certain commercial advertisements on the plaintiff's programming service pursuant to an Advertising Sales Contract which is alleged to exist between the parties, that plaintiff invoiced the Company for such commercials, and that the Company has failed to pay the invoices. Plaintiff seeks a total of $196,098 in damages, plus interest. The Company's answer to the complaint is due January 19, 2001.

    The Company is also party to various litigations arising in the ordinary course of its business, the resolution of none of which, the Company believes, will have a material adverse effect on the Company's liquidity or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    The Company issued to Gregory Fischbach, as of November 14, 2000, 360,000 shares of Common Stock in consideration of payment by Mr. G. Fischbach to the Company of $450,000 (based on the closing sale price of the Common Stock on such date).

    The Company issued to James Scoroposki, as of November 14, 2000, 360,000 shares of Common Stock in consideration of payment by Mr. Scoroposki to the Company of $450,000 (based on the closing sale price of the Common Stock on such date).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Gregory E. Fischbach   Co-Chairman of the Board; Chief      January 16, 2001
-------------------------  Executive Officer; President;
  Gregory E. Fischbach     and Director


/s/ Gerard F. Agoglia      Executive Vice President and Chief   January 16, 2001
-------------------------  Financial Officer (principal
 Gerard F. Agoglia         financial and accounting officer)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

    3.3 Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4(d) to the Company's Registration Statement on Form S-8, filed on May 19, 1995 (Registration No. 33-59483)

    3.4 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K, filed on June 12, 2000 (File No. 0-16 986) (the "2000 8-K"))

    4.1 Specimen form of the Company's common stock certificate (incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended August 31, 1989, as amended (File No. 0-16986))

    4.2 Indenture dated as of February 26, 1997 between the Company and IBJ Schroder Bank & Trust Company, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed on March 14, 1997 (File No. 0-16986))

    4.3 Rights Agreement dated as of June 5, 2000, between the Company and American Securities Transfer & Trust, Inc. (incorporated by reference to Exhibit 4 of the 2000 8-K)

  +10.1 Employment Agreement dated as of September 1, 1994 between the Company and Gregory E. Fischbach; and Amendment No. 1 dated as of December 8, 1996 between the Company and Gregory E. Fischbach (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended August 31, 1996 (File No. 0-16986) (the "1996 10-K"))

  +10.2 Employment Agreement dated as of September 1, 1994 between the Company and James Scoroposki; and Amendment No. 1 dated as of December 8, 1996 between the Company and James Scoroposki (incorporated by reference to Exhibit 10.2 to the 1996 10-K)

  +10.3 Service Agreement effective January 1, 1998 between Acclaim Entertainment Limited and Rodney Cousens (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on From 10-K for the year ended August 31, 1999 (File No. 0-16986) (the "1999 10-K")

  +10.4 Employment Agreement dated as of August 13, 1999 between the Company and William G. Sorenson (incorporated by reference to
              Exhibit 10.4 to the 1999 10-K)

  +10.5 Restricted Stock Agreement dated August 18, 1999 between the Company and William G. Sorenson (incorporated by reference to
              Exhibit 10.5 to the 1999 10-K)

  +10.6 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-8 filed on May 4, 1998 (Registration No. 333-51967))

  +10.7 1998 Stock Incentive Plan (incorporated by reference to the Company's 1998 Proxy Statement relating to fiscal year ended August 31, 1997)

Exhibit No.   Description
-----------   -----------

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

   10.10* Confidential License Agreement between Nintendo of America and the Company, effective as of February 20, 1997 (incorporated by reference to Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998 (File No. 0-16986))

  +10.11 Employment Agreement dated as of August 11, 2000 between the Company and Gerard F. Agoglia (incorporated by reference to
              Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended August 31, 2000 (File No. 0-16986))

  +10.12 Amendment No. 3, dated August 1, 2000, to the Employment Agreement between the Company and Gregory E. Fischbach, dated as of September 1, 1994

  +10.13 Amendment No. 3, dated August 1, 2000, to the Employment Agreement between the Company and James Scoroposki, dated as of September 1, 1994

   27         Financial Data Schedule

(b)  Reports on Form 8-K

     None.

--------------

* Confidential treatment has been granted with respect to certain portions of this exhibit, which have been omitted therefrom and have been separately filed with the Commission

+  Management contract or compensatory plan or arrangement