Form 10-Q
period 2001-03-03
ACCLAIM ENTERTAINMENT INC
filed 2001-04-16
CIK 804888

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

                              --------------------
 (MARK ONE)

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTERLY PERIOD ENDED MARCH 3, 2001

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-16986

                           ACCLAIM ENTERTAINMENT, INC.
--------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

          DELAWARE                                            38-2698904
     ------------------                                 ---------------------
       (State or other                                     (I.R.S. Employer
       jurisdiction of                                    Identification No.)
      incorporation or
        organization)


                               ONE ACCLAIM PLAZA,
                            GLEN COVE, NEW YORK 11542
             ------------------------------------------------------
                    (Address of principal executive offices)
             ------------------------------------------------------


                                 (516) 656-5000
                         (Registrant's telephone number)
                          ----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of April 12, 2001, approximately 60,342,569 shares of common stock of the Registrant were issued and outstanding.

         PART 1.  FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               (UNAUDITED)
                                                                                 MARCH 3,                       AUGUST 31,
                                                                                   2001                            2000
                                                                           ---------------------           ------------------
                               ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                      $ 2,171                      $ 6,738
     Accounts receivable, net                                                        15,344                        3,958
     Inventories                                                                      3,294                        4,708
     Prepaid expenses                                                                 1,760                        2,476
                                                                           ---------------------           ------------------

TOTAL CURRENT ASSETS                                                                 22,569                       17,880
                                                                           ---------------------           ------------------
     Fixed assets, net                                                               37,116                       41,615
     Goodwill, net                                                                      521                          540
     Other assets                                                                     1,498                          198
                                                                           ---------------------           ------------------
TOTAL ASSETS                                                                       $ 61,704                     $ 60,233
                                                                           =====================           ==================

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
     Current portion of long-term debt                                             $ 51,377                      $ 1,521
     Obligations under capital leases                                                   332                          514
     Trade accounts payable                                                          24,422                       21,844
     Accrued expenses                                                                38,771                       39,677
     Accrued selling expenses                                                        18,753                       31,093
                                                                           ---------------------           ------------------
TOTAL CURRENT LIABILITIES                                                           133,655                       94,649
                                                                           ---------------------           ------------------
LONG-TERM LIABILITIES
     Long-term debt                                                                   4,505                       54,964
     Obligations under capital leases                                                   755                          883
     Other long-term liabilities                                                      4,040                        3,717
                                                                           ---------------------           ------------------
TOTAL LIABILITIES                                                                   142,955                      154,213
                                                                           ---------------------           ------------------
STOCKHOLDERS' DEFICIENCY
     Preferred stock, $0.01 par value; 1,000 shares
         authorized; none issued                                                          -                            -
     Common stock, $0.02 par value; 100,000 shares authorized;
         57,622 and 56,625 shares issued, respectively                                1,153                        1,133
     Additional paid-in capital                                                     215,788                      213,940
     Accumulated deficit                                                           (293,518)                    (304,866)
     Treasury stock, 551 shares                                                      (3,338)                      (3,338)
     Accumulated other comprehensive loss                                            (1,336)                        (849)
                                                                           ---------------------           ------------------
TOTAL STOCKHOLDERS' DEFICIENCY                                                      (81,251)                     (93,980)
                                                                           ---------------------           ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                     $ 61,704                     $ 60,233
                                                                           =====================           ==================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ACCLAIM ENTERTAINMENT, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       (UNAUDITED)                 (UNAUDITED)
                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                 MARCH 3,     FEBRUARY 29,   MARCH 3,     FEBRUARY 29,
                                                                   2001          2000          2001           2000
                                                               ------------   ------------  -----------  ------------

Net revenues                                                      $ 40,358      $ 65,943     $ 112,397     $ 167,095
Cost of revenues                                                    13,596        34,105        37,654        74,122
                                                               ------------   -----------   -----------  ------------

Gross profit                                                        26,762        31,838        74,743        92,973
                                                               ------------   ------------  -----------  ------------

Operating expenses
     Marketing and selling                                           3,896        20,164        15,858        46,251
     General and administrative                                      9,906        14,722        20,432        30,760
     Research and development                                       11,472        14,066        22,928        29,144
                                                               ------------   ------------  -----------  ------------

Total operating expenses                                            25,274        48,952        59,218       106,155
                                                               ------------   ------------  -----------  ------------

Earnings (loss) from operations                                      1,488       (17,114)       15,525       (13,182)
                                                               ------------   ------------  -----------  ------------

Other income (expense)
     Interest income                                                    28         1,068           332         2,092
     Interest expense                                               (2,242)       (2,474)       (5,363)       (4,637)
     Other income (expense)                                          1,215          (912)        1,051        (1,493)
                                                               ------------   ------------  -----------  ------------

Total other expense                                                   (999)       (2,318)       (3,980)       (4,038)
                                                               ------------   ------------  -----------  ------------

Earnings (loss) before income taxes                                    489       (19,432)       11,545       (17,220)
                                                               ------------   ------------  -----------  ------------

Provision for income taxes                                             (54)         (457)          197         1,322
                                                               ------------   ------------  -----------  ------------

Net earnings (loss)                                                  $ 543     $ (18,975)     $ 11,348     $ (18,542)
                                                               ============   ============  ===========  ============

Basic earnings (loss) per share                                     $ 0.01       $ (0.34)       $ 0.20       $ (0.33)
                                                               ============   ===========   ===========  ============

Diluted earnings (loss) per share                                   $ 0.01       $ (0.34)       $ 0.20       $ (0.33)
                                                               ============   ===========   ===========  ============

      SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 (IN THOUSANDS)


                                                         PREFERRED STOCK         COMMON STOCK
                                                         ---------------      --------------------
                                                             ISSUED                 ISSUED
                                                             ------                 ------                    ADDITIONAL
                                                         SHARES  AMOUNT        SHARES      AMOUNT           PAID-IN CAPITAL
                                                         ------  -------      --------   ----------      -------------------
BALANCE AT AUGUST 31, 1999                                   -      $ -         56,033      $ 1,121                 $ 209,926
                                                         ------  -------      ---------  ----------      --------------------

    Net loss                                                 -        -              -           -                         -
    Issuances of common stock                                                       14           -                       100
    Escrowed shares received                                 -        -            (72)         (1)                     (628)
    Cancellations of options                                 -        -              -           -                       (66)
    Deferred compensation expense                            -        -              -           -                         -
    Issuance of warrants for litigation
      settlements                                            -        -              -           -                     2,550
    Exercise of stock options and warrants                   -        -            427           9                     1,553
    Issuance of common stock under
      employee stock purchase plan                           -        -            223           4                       818
    Foreign currency translation loss                        -        -              -           -                         -
                                                         ------  -------      ---------  ----------      --------------------

BALANCE AT AUGUST 31, 2000                                   -        -         56,625      $1,133                  $214,253
                                                         ------  -------      ---------  ----------      --------------------
                                                         ------  -------      ---------  ----------      --------------------

    Net earnings*                                            -        -              -           -                         -
    Issuances of common stock*                                                     720          14                       886
    Escrowed shares received*                                -        -            (72)         (1)                        -
    Deferred compensation expense*                           -        -              -           -                         -
    Issuance of common stock for
      litigation settlements*                                -        -            204           4                       544
    Issuance of common stock under
      employee stock purchase plan*                          -        -            145           3                       105
    Foreign currency translation loss*                       -        -              -           -                         -
                                                         ------  -------      ---------  ----------      --------------------
                                                         ------  -------      ---------  ----------      --------------------

BALANCE AT MARCH 3, 2001*                                    -        -         57,622      $1,153                  $215,788
                                                         ------  -------      ---------  ----------      --------------------
                                                         ------  -------      ---------  ----------      --------------------




                                                       DEFERRED                 ACCUMULATED                TREASURY
                                                     COMPENSATION                 DEFICIT                    STOCK
                                                 --------------------     ---------------------      -------------------
BALANCE AT AUGUST 31, 1999                                   $ (2,653)               $ (173,122)                 $ (3,262)
                                                 --------------------      --------------------      --------------------

    Net loss                                                       -                  (131,744)                        -
    Issuances of common stock                                      -                         -                         -
    Escrowed shares received                                       -                         -                       (76)
    Cancellations of options                                      66                         -                         -
    Deferred compensation expense                              2,274                         -                         -
    Issuance of warrants for litigation
      settlements                                                  -                         -                         -
    Exercise of stock options and warrants                         -                         -                         -
    Issuance of common stock under
      employee stock purchase plan                                 -                         -                         -
    Foreign currency translation loss                              -                         -                         -
                                                 --------------------      --------------------      --------------------

BALANCE AT AUGUST 31, 2000                                     ($313)                ($304,866)                  ($3,338)
                                                 --------------------      --------------------      --------------------

    Net earnings*                                                  -                    11,348                         -
    Issuances of common stock*                                     -                         -                         -
    Escrowed shares received*                                      -                         -                         -
    Deferred compensation expense*                               313                         -                         -
    Issuance of common stock for
      litigation settlements*                                      -                         -                         -
    Issuance of common stock under
      employee stock purchase plan*                                -                         -                         -
    Foreign currency translation loss*                             -                         -                         -
                                                 --------------------      --------------------      --------------------

BALANCE AT MARCH 3, 2001*                                         $0                 ($293,518)                  ($3,338)
                                                 --------------------      --------------------      --------------------


                                                       ACCUMULATED
                                                          OTHER
                                                      COMPREHENSIVE                                       COMPREHENSIVE
                                                          LOSS                      TOTAL                 INCOME (LOSS)
                                                          ----                      -----                 -------------
BALANCE AT AUGUST 31, 1999                                      $ (651)                 $ 31,359                       $ -
                                                  --------------------      --------------------      --------------------

    Net loss                                                        -                  (131,744)                 (131,744)
    Issuances of common stock                                       -                       100                         -
    Escrowed shares received                                        -                      (705)                        -
    Cancellations of options                                        -                         -                         -
    Deferred compensation expense                                   -                     2,274                         -
    Issuance of warrants for litigation
      settlements                                                   -                     2,550                         -
    Exercise of stock options and warrants                          -                     1,562                         -
    Issuance of common stock under
      employee stock purchase plan                                  -                       822                         -
    Foreign currency translation loss                            (198)                     (198)                     (198)
                                                  --------------------      --------------------      --------------------

BALANCE AT AUGUST 31, 2000                                      ($849)                 ($93,980)                ($131,942)
                                                  --------------------      --------------------      --------------------

    Net earnings*                                                   -                    11,348                    11,348
    Issuances of common stock*                                      -                       900                         -
    Escrowed shares received*                                       -                        (1)                        -
    Deferred compensation expense*                                  -                       313                         -
    Issuance of common stock for
      litigation settlements*                                       -                       548                         -
    Issuance of common stock under
      employee stock purchase plan*                                 -                       108                         -
    Foreign currency translation loss*                           (487)                     (487)                     (487)
                                                  --------------------      --------------------      --------------------

BALANCE AT MARCH 3, 2001*                                     ($1,336)                 ($81,251)                  $10,861
                                                  --------------------      --------------------      --------------------

* AMOUNTS FOR THE SIX MONTHS ENDED MARCH 3, 2001 ARE UNAUDITED.

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   ACCLAIM ENTERTAINMENT, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                                                     UNAUDITED
                                                                                                 SIX MONTHS ENDED
                                                                                         MARCH 3,                 FEBRUARY 29,
                                                                                           2001                       2000
                                                                                   ----------------------    ----------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
NET EARNINGS (LOSS)                                                                              $11,348                  ($18,542)
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES
    Depreciation and amortization                                                                  4,456                     6,524
    Provision for returns and discounts                                                            7,956                    42,404
    Deferred compensation expense                                                                    313                     1,079
    Non-cash royalty charges                                                                      (1,575)                      798
    Other non-cash items                                                                             135                      (419)
CHANGE IN ASSETS AND LIABILITIES
    Accounts receivable, net of advances                                                         (16,850)                   (8,817)
    Inventories                                                                                    1,411                     3,295
    Prepaid expenses                                                                               5,128                    (1,027)
    Accounts payable                                                                              (6,616)                   (8,847)
    Accrued expenses                                                                              (9,406)                  (25,316)
    Income taxes                                                                                     (59)                     (719)
    Other long-term liabilities                                                                      324                      (494)
                                                                                   ----------------------    ----------------------
TOTAL ADJUSTMENTS                                                                                (14,783)                    8,461
                                                                                   ----------------------    ----------------------
NET CASH USED IN OPERATING ACTIVITIES                                                             (3,435)                  (10,081)
                                                                                   ----------------------    ----------------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Acquisition of fixed assets, excluding capital leases                                                (72)                  (10,355)
Disposal of fixed assets                                                                              84                       583
Acquisition of other assets                                                                         (426)                      (13)
Disposal of other assets                                                                               1                         1
                                                                                   ----------------------    ----------------------
NET CASH USED IN INVESTING ACTIVITIES                                                               (413)                   (9,784)
                                                                                   ----------------------    ----------------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Payment of mortgage                                                                                 (584)                     (362)
Exercise of stock options and warrants                                                                 -                     1,047
Payment of obligations under capital leases                                                         (306)                     (272)
Proceeds from issuances of common stock                                                              900                       408
Proceeds from employee stock purchase plan                                                           108                       (76)
                                                                                   ----------------------    ----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                            118                       745
                                                                                   ----------------------    ----------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                             (837)                    1,210
                                                                                   ----------------------    ----------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                         (4,567)                  (17,910)
                                                                                   ----------------------    ----------------------

CASH AND CASH EQUIVALENTS:  BEGINNING OF PERIOD                                                    6,738                    74,421
                                                                                   ----------------------    ----------------------

CASH AND CASH EQUIVALENTS:  END OF PERIOD                                                         $2,171                   $56,511
                                                                                   ======================    ======================



Supplemental schedule of non cash investing and financing activities
      Acquisition of equipment under capital leases                                 $                  -      $                190
Cash paid during the year for:
      Interest                                                                                     5,539                     4,638
      Income taxes                                                                                   (12)                    1,817

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

      CHANGE IN INTERIM REPORTING PERIOD

      The fiscal year end for Acclaim Entertainment, Inc. and its subsidiaries (the "Company") is August 31. The Company is reporting for fiscal year 2001 and prospectively its quarterly results of operations on the Saturday closest to the calendar quarter-end. For the second quarter of fiscal year 2001 this date was March 3, 2001. The change has not and is not expected to have a material effect on the financial condition, results of operations or cash flows of the Company for any of the fiscal 2001 quarters ending as follows:



                                   FY 2001                   FY 2000
                                   ---------------------     ------------------

              Second Quarter       March 3, 2001             February 29, 2000

              Third Quarter        June 2, 2001              May 31, 2000

              Fourth Quarter       August 31, 2001           August 31, 2000



      RECLASSIFICATION

      Certain prior year balances have been reclassified to conform with the current quarter's presentation.


2.    ACCOUNTS RECEIVABLE

         Accounts receivable are comprised of the following:

                                                                                  ----------------------------------
                                                                                  MARCH 3, 2001      AUGUST 31, 2000
                                                                                  ---------------   ----------------
        Receivables assigned to factor.......................................     $   43,764         $     25,461
        Less:  advances from factor..........................................        (18,838)             (13,073)
                                                                                  --------------     ---------------
        Due from factor......................................................         24,926               12,388
        Unfactored accounts receivable.......................................         24,197               27,513
        Other receivables....................................................          1,012                3,140
        Less:  Allowances for returns and discounts..........................        (34,791)             (39,083)
                                                                                  --------------     ---------------
        Accounts receivable, net.............................................     $   15,344         $      3,958
                                                                                  ==============     ===============

         Pursuant to a revolving credit and security agreement (the "Credit Agreement") between the Company and its primary secured lender (the "Bank"), the Bank acts as a factor for the majority of its North American receivables, which are assigned on a pre-approved basis. As of March 3, 2001, the factoring charge amounted to 0.25% of the receivables assigned. The Company's obligations to the Bank are collateralized by substantially all of the Company's and its North American subsidiaries' assets, including their accounts receivable, inventories and equipment. The advances for factored receivables are made pursuant to the Credit Agreement, which expires on August 31, 2003 but automatically renews for additional one-year periods, unless terminated upon 90 days' notice by either party. During August 2000, the Bank advanced $15,000 of additional interim funding above the standard borrowing formula contained in the Credit Agreement.

The excess borrowing was at the Bank's discretion and was repaid by the Company by the November 30, 2000 due date. Thereafter, through March 3, 2001, the Company has remained within the then-current borrowing formula.

         In April 2001, the Bank advanced to the Company $5,000 additional interim funding above the standard borrowing formula under the Credit Agreement which interim funding is repayable on demand and by July 31, 2001.

         On March 12, 2001, the Bank entered into certain junior participation agreements (the "Participation") with certain investors (the "Junior Participants") under and pursuant to the terms of the existing Credit Agreement with the Bank. As a result of the Participation, the Bank advanced an additional $9,500 to the Company pursuant to the Credit Agreement for working capital purposes (a portion of which was used to repay short term interim borrowing provided by the Bank earlier in the third quarter).

         Pursuant to the terms of the Credit Agreement, the Company is required to maintain specified levels of working capital and tangible net worth, among other financial covenants. As of March 3, 2001, the Company was not in compliance with certain of the financial covenants under the Credit Agreement. The Company has received waivers regarding this non-compliance. While the Company anticipates that it will not be in compliance with all of the financial covenants contained in the Credit Agreement in the near term, and anticipates being able to obtain necessary waivers as it has in the past, the Company may not be able to obtain waivers of any future covenant violations.

         The Company draws down working capital advances and opens letters of credit (up to an aggregate maximum of $20,000) against the facility in amounts determined on a formula based on factored receivables, inventory and cost of imported goods under outstanding letters of credit. Interest is charged at the Bank's prime lending rate plus one percent per annum (9.5% at March 3, 2001) on such advances.

         In November 2000, the Company amended the Credit Agreement to provide the Company with an increased borrowing base against eligible receivables.

         Effective September 2000, the Company and certain of the Company's European subsidiaries amended their current receivable facility under which the Bank provided account receivables financing of up to the lesser of approximately $18.0 million or 60% of eligible receivables related to the Company's international operations. The interest rate is 2% above LIBOR (7% at March 3, 2001). This credit facility has a term of three years automatically renewing for additional one-year periods thereafter, unless terminated upon 90 days' prior notice by either party. It is secured by the factored receivables and assets of such subsidiaries.

          Certain of the Company's accounts receivable are due from distributors. Some of these receivables are not collateralized and as a result management continually monitors the financial condition of these distributors. No additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's accounts receivable. At March 3, 2001 and August 31, 2000, the balance due from distributors was approximately 18% and 17%, respectively, of gross accounts receivable.

3. DEBT

         Debt consists of the following:

                                                                                  ---------------------------------
                                                                                  MARCH 3, 2001     AUGUST 31, 2000
                                                                                  --------------    ---------------
        Short Term Debt:
        (A) 10% Convertible Subordinated Notes due 2002.......................    $    49,750       $           -
        (B) Mortgage notes....................................................          1,627               1,521
                                                                                  --------------    ---------------
                                                                                       51,377               1,521

        Long Term Debt:
        (A) 10% Convertible Subordinated Notes due 2002.......................    $         -       $      49,750
        (B) Mortgage notes....................................................          4,505               5,214
                                                                                  --------------    ---------------
                                                                                        4,505              54,964
                                                                                  --------------    ---------------

        Total Debt                                                                $    55,882       $      56,485
                                                                                  ==============    ===============


(A) In February 1997, the Company issued $50,000 of unsecured 10% Convertible Subordinated Notes (the "Notes") due March 1, 2002 with interest payable semiannually. The Notes were originally sold at par with proceeds to the Company of $47,400, net of expenses. The indenture governing the Notes (the "Indenture") contains covenants that, among other things, substantially limit the Company's ability to incur additional indebtedness pay dividends and make certain other payments. The Notes are convertible into shares of common stock prior to maturity, unless previously redeemed, at a conversion price of $5.18 per share, subject to adjustment under certain conditions. The Notes are redeemable in whole or in part, at the option of the Company (subject to the rights of holders of senior indebtedness) at 102% of the principal balance to maturity. At March 3, 2001 and August 31, 2000, the fair value of the Notes was approximately $11,410 and $19,900, respectively, based on quoted market values.

In March and April 2001, the Company negotiated the repurchase of a total of $13,875 in principal amount of the Notes for an aggregate discounted purchase price of approximately $6,751. In connection with the transactions, the Company sold 3,147 shares of its common stock to the Note holders for $3,934, based on a purchase price of $1.25 per share. The $6,751 discounted purchase price of the Notes includes $754 reflecting the excess of the fair value of the common stock at issuance over the price paid by the Note holders, plus $5,997 of cash paid by the Company (including the proceeds of the stock sale). As a result of the Note repurchase the Company expects to report an extraordinary gain on the early retirement of the Notes in the third quarter of approximately $7,124, net of taxes or approximately $0.12 per fully diluted share. Additionally, the Note repurchase will reduce the Company's interest expense for the balance of fiscal 2001 by approximately $700 or $0.01 per fully diluted share. The Company may be required to issue additional shares of common stock to the Note holders in certain circumstances, including, if the SEC does not timely declare effective the registration statement filed by the Company which covers the resale by the Note holders of such common stock. As a result of the Note repurchase the remaining principal amount outstanding is $35,875.

As of March 3, 2001, the Company reclassified the Notes from long-term to a current liability as the remaining $35,875 principal obligation (plus interest) is repayable within one year.


(B) The Company has two mortgage notes. One mortgage note is collateralized by the Company's corporate headquarters building in the U.S. and requires quarterly principal payments of $181 through February 1, 2002, plus interest at the Bank's prime lending rate plus one percent per annum (9.5% at March 3, 2001). The principal balance outstanding under the mortgage note at March 3, 2001 and August 31, 2000 was $845 and $1,207, respectively. Pursuant to a seven-year term secured credit facility entered into in March 2000, the Bank provided the Company with mortgage financing related to its purchase of a building in the United Kingdom. The Company is making quarterly principal payments of (pound)137.5 (approximately $200 at March 3, 2001). Interest is charged on this facility at 2% above LIBOR (7% at March 3, 2001). The principal balance outstanding under this mortgage note at March 3, 2001 and August 31, 2000 was (pound)3,669 (approximately $5,287) and (pound)3,713 (approximately $5,528), respectively. The UK building is being held for sale by the Company.

Maturities of debt are as follows:

        Years ending February 28:
             2002...............................................................................     $    51,377
             2003...............................................................................             794
             2004...............................................................................             794
             2005...............................................................................             794
             2006...............................................................................             794
             Thereafter.........................................................................           1,329
                                                                                                    ------------
                                                                                                     $    55,882
                                                                                                    ============

4. EARNINGS PER SHARE

                                                            THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                   -------------------------------------    ---------------------------------
                                                      MARCH 3,            FEBRUARY 29,         MARCH 3,          FEBRUARY 29,
                                                        2001                 2000               2001                2000
                                                   -------------        ----------------    -------------       -------------
        BASIC EPS COMPUTATION:
           Net earnings (loss)...................   $       543        $   (18,975)          $     11,348        $   (18,542)
           Weighted average common
              shares outstanding.................        56,877             56,414                 56,792             56,260
                                                   ===============    ==================    ================    ===============
           Basic earnings (loss) per share.......   $      0.01        $     (0.34)          $      0.20         $     (0.33)
                                                   ===============    ==================    ================    ===============

        DILUTED EPS COMPUTATION:
           Net earnings (loss)                      $       543        $   (18,975)          $    11,348         $   (18,542)
           10% Convertible Subordinated
               Notes interest expense............   $        --                 --           $        --                  --
                                                   ---------------    ------------------    ----------------    ---------------
           Adjusted net earnings.................   $       543        $   (18,975)          $    11,348         $   (18,542)
           Weighted average common
              shares outstanding.................        56,877             56,414                56,792              56,260
           Stock options and warrants............            14                 --                    15                  --
           10% Convertible Subordinated Notes....            --                 --                    --                  --
                                                   ---------------    ------------------    ----------------    ---------------
           Diluted common shares outstanding.....        56,891             56,414                56,807              56,260

           Diluted earnings (loss) per share....    $       0.01       $     (0.34)           $     0.20         $     (0.33)
                                                   ===============    ==================    ================    ===============

The assumed conversion of the outstanding Notes was excluded from the above diluted earnings per share calculations since they were anti-dilutive.

5. SEGMENT INFORMATION

         The Company has three reportable segments: North America, Europe, and Pacific Rim, which are organized, managed and analyzed geographically and operate in one industry segment: the development, marketing and distribution of entertainment software. The Company's chief operating decision-maker is the Company's Chief Executive Officer. Information about the Company's operations for the fiscal quarters and six months ended March 3, 2001 and February 29, 2000 is presented below:


                                               NORTH AMERICA      EUROPE      PACIFIC RIM   ELIMINATIONS        TOTAL
                                               -------------    -----------   -----------  -------------      --------
THREE MONTHS ENDED MARCH 3, 2001
Net revenues from external customers.......        $25,831         $12,865        $1,662              -        $40,358
Inter-segment sales........................             32           2,471             -         (2,503)             -
                                               -------------    -----------   -----------   -----------       --------
Total net revenues.........................          25,863         15,336          1,662        (2,503)        40,358

Interest income............................              5              20              3             -             28
Interest expense...........................          1,913             325              4             -          2,242
Depreciation and amortization..............          1,803             285             99             -          2,187
Segment operating profit (loss)............            629           1,199           (340)            -          1,488

THREE MONTHS ENDED FEBRUARY 29, 2000
Net revenues from external customers.......         42,010          20,369          3,564             -         65,943
Inter-segment sales........................             69             815             34          (918)             -
                                               -------------    -----------   -----------   -----------       --------
Total net revenues.........................         42,079          21,184          3,598          (918)        65,943

Interest income............................            997              60             11             -          1,068
Interest expense...........................          2,457              16              1             -          2,474
Depreciation and amortization..............          2,839             181            256             -          3,276
Segment operating profit (loss)............         (8,299)         (9,097)           282             -        (17,114)



SIX MONTHS ENDED MARCH 3, 2001
Net revenues from external customers.......        $81,789         $27,007        $3,601              -       $112,397
Inter-segment sales........................            284           5,014             -         (5,298)             -
                                               -------------    -----------   -----------   -----------       --------
Total net revenues.........................         82,073          32,021          3,601        (5,298)       112,397

Interest income............................            283              44              5             -            332
Interest expense...........................          4,953             403              7             -          5,363
Depreciation and amortization..............          3,688             567            201             -          4,456
Segment operating profit (loss)............         15,115           1,125           (715)            -         15,525
Identifiable assets at March 3, 2001                50,491          10,044          1,169             -         61,704

SIX MONTHS ENDED FEBRUARY 29, 2000
Net revenues from external customers.......        106,108          52,982          8,005             -        167,095
Inter-segment sales........................            134           1,487             34        (1,655)             -
                                               -------------    -----------   -----------   -----------       --------
Total net revenues.........................        106,242          54,469          8,039        (1,655)       167,095

Interest income............................          2,005              71             16             -          2,092
Interest expense...........................          4,615              21              1             -          4,637
Depreciation and amortization..............          5,653             359            512             -          6,524
Segment operating profit (loss)............         (3,241)        (10,961)         1,020             -        (13,182)
Identifiable assets at February 29, 2000...        173,492          15,335          5,814             -        194,641

         The Company's gross revenues were derived from the following product categories:

                                                         THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                 ------------------------------------     --------------------------------
                                                     MARCH 3,          FEBRUARY 29,          MARCH 3,        FEBRUARY 29,
                                                      2001                2000                2001               2000
                                                 ----------------     ---------------     ---------------   --------------
        Portable software...................           18.0%                8.0%               17.0 %              6.0%
        32-bit software.....................          49.0 %               28.0%               57.0 %             34.0%
        64-bit software.....................           3.0 %               37.0%                3.0 %             32.0%
        128-bit software: Dreamcast.........           15.0%               17.0%                14.0%             21.0%
        128-bit software: PlayStation 2.....            6.0%                0.0%                 4.0%              0.0%
        Computer games software.............            9.0%                8.0%                 5.0%              6.0%
        Other...............................            0.0%                2.0%                 0.0%              1.0%
                                                 ----------------     ---------------     ---------------   --------------
        Total.................................        100.0%              100.0%               100.0%            100.0%
                                                 ===============    =================    ================   ===============

6.        EQUITY

          In February 2001, the Company issued approximately 205 shares of common stock in connection with a litigation settlement accrued in a prior period. The fair value of the common shares issued was $285.

         In November 2000, the Company sold for $900, 720 shares of common stock to two of its executive officers at $1.25 per share, the fair value of the common stock on the date of the sale.

         In October 2000, the Company released from escrow 150 shares of common stock in connection with a litigation settlement accrued in a prior period. The fair value of the common shares was $263, which was included in accrued litigation settlements until the common stock was issued.

7.       SUBSEQUENT EVENTS

         In March 2001, as an inducement to the Junior Participants (referenced in Note 2) to participate in the Participation, the Company issued to the Junior Participants five-year warrants to purchase an aggregate of 2,375 shares of common stock of the Company exercisable at an initial price of $1.25 per share. The fair value of the warrants in the amount of $1,751 will be recorded as a financing expense over two and one-half years to expiration of the related Credit Agreement. Two separate entities each owned by a different executive officer of the Company received warrants to purchase 625 shares of common stock of the Company in connection with their pro rata allocation of the Participation. Another director of the Company received warrants to purchase 125 shares of common stock in connection with his pro rata allocation of the Participation.

         In March and April 2001, the Company negotiated the repurchase of a total of $13,875 in principal amount of the Notes for an aggregate discounted purchase price of approximately $6,751. In connection with the transactions, the Company sold 3,147 shares of its common stock to the Note holders for $3,934, based on a purchase price of $1.25 per share. The $6,751 discounted purchase price of the Notes includes $754 reflecting the excess of the fair value of the common stock at issuance over the price paid by the Note holders, plus $5,997 of cash paid by the Company (including the proceeds of the stock sale). As a result of the Note repurchase the Company expects to report an extraordinary gain on the early retirement of the notes in the third quarter of approximately $7,124, net of taxes or approximately $0.12 per fully diluted share. Additionally, the Note repurchase will reduce the Company's interest expense for the balance of fiscal 2001 by approximately $700 or $0.01 per fully diluted share. The Company may be required to issue additional shares of common stock to the Note holders in certain circumstances, including, if the SEC does not timely declare effective the registration statement filed by the Company which covers the resale by the Note holders of such common stock. As a result of the Note repurchase the remaining principal amount outstanding is $35,875.

         The Company owned a building located at 71 Audrey Avenue, Oyster Bay, New York, which it leased to a third-party tenant. On March 23, 2001, under the terms of the lease buyback agreement, the lessee exercised its option to buyback the property for net consideration of $1,200, which proceeds approximated net book value.

       In April 2001, the Bank advanced to the Company $5,000 additional interim funding above the standard borrowing formula under the Credit Agreement which interim funding is repayable on demand and by July 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following is intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended August 31, 2000 and presumes that readers have access to, and will have read, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Form 10-K.

         This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "believe," "anticipate," "think," "intend," "plan," "expect," "project," "will be" and similar expressions identify such forward-looking statements. The forward-looking statements included herein are based on current expectations and assumptions that involve a number of risks and uncertainties. Such statements regarding future events and/or the future financial performance of the Company are subject to certain risks and uncertainties, such as the timing of console transitions, delays in the completion or release of products, availability of financing, the possible lack of consumer appeal and acceptance of products released by the Company, fluctuations in demand, that competitive conditions within the Company's markets will change materially or adversely, that the Company's forecasts will accurately anticipate market demand, and the risks discussed in "Factors Affecting Future Performance", which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statement. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

OVERVIEW

         The Company develops, publishes, markets and distributes video and computer games for use with game consoles, both dedicated and portable, and PCs on a worldwide basis. The Company owns and operates four software development studios located in the U.S. and U.K. where it develops its own software, and also a motion capture studio and a recording studio in the U.S. The Company also contracts with independent software developers to create software for it. The Company publishes, or releases to the public under its brand names, software developed by it as well as by third-party developers. The Company distributes its software directly to retailers in North America, U.K., Germany, France, Spain and Australia. The Company also distributes software developed and published by third parties, develops and publishes strategy guides in support of the Company's software and issues "special edition" comic book magazines from time to time to support its time-valued brands, such as Turok and Shadowman.

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

         The Company's revenues have traditionally been derived from sales of software for the then-popular game consoles. Accordingly, the Company's performance has been, and is expected in the future to be, materially adversely affected by platform transitions. As a result of the industry transition to 32-bit and 64-bit game consoles which commenced in 1995, the Company's software sales during fiscal 1996, 1997 and 1998 were significantly lower than in fiscal 1994 and 1995. The Company's inability to predict accurately the timing of such transition resulted in material losses in fiscal 1996 and 1997. The video and computer games industry is currently experiencing another platform transition from 32-bit and 64-bit to 128-bit game consoles and related software. The Company believes that sales of new 32-bit and 64-bit game consoles have peaked and will continue to decrease substantially in future periods. This transition during fiscal 2000 resulted in increased competition, fewer hit titles capable of achieving significant sales levels and increased price weakness for non-hit titles. The software transition has also resulted in industry-wide software pricing weakness which impacted the Company's operating results during fiscal 2000 and is anticipated to adversely impact the Company in fiscal 2001, as the market continues to shift from the current game consoles to the next-generation systems that were launched by Sega in fiscal 2000 and Sony in fiscal 2001, and which are anticipated to be launched in North America by Nintendo and Microsoft in the Fall of 2001. The Company will continue to support PlayStation and Gameboy Color and also has begun to publish

PlayStation 2 titles and will begin to publish titles for Gameboy Advance, which is scheduled for launch in June 2001. The Company will not release any new N64 titles in fiscal 2001. The Company expects its portfolio of titles for fiscal 2002 to be dominated by PlayStation 2, GameCube, Xbox and Gameboy Advance. Although the Company does not believe that the installed base of next-generation platforms in 2001 will support software sales at the levels achieved in 1999 (before the current platform transition), when the transition is complete the Company anticipates that the eventual installed base of 128-bit systems will provide a larger market for its software, with improved gross margins (based on the predominance of CD based product rather than cartridge based product) as compared to 1999. There can be no assurance that the newly announced next generation game consoles (e.g., Nintendo's GameCube and Microsoft's Xbox) will achieve commercial success similar to that of the 32-bit PlayStation or 64-bit N64, nor can there be any assurances made as to the timing of such success. In early 2001, Sega announced its plan to exit the hardware business, cease distribution and sales of its Dreamcast console and re-deploy its resources to develop software for multiple platforms. See "Liquidity and Capital Resources" below, and "Factors Affecting Future Performance: Industry Trends, Platform Transitions and Technological Change May Adversely Affect the Company's Revenues and Profitability."

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

         Revenues from the Company's 64-bit software and certain 128-bit software in fiscal 2001 were below the Company's expectations due, in large part, to (1) the decline of the market for N64 software and the Company's prior emphasis on the N64 platform, (2) the decline of the market for Dreamcast software and Sega's exit from the market, (3) the declining rate of growth of the installed base of 64-bit game consoles, and (4) the limited distribution of PlayStation 2 consoles. In response to the foregoing trends, the Company does not plan to release any new titles for the N64. In addition, the Company during fiscal 2000 substantially increased its sales allowances to address the effects on the Company of increased competition and industry-wide weakness in cartridge-based software sales and slower-than-expected sales of certain products. The decline in fiscal 2000 sales was partially offset by revenues from software for Sega's Dreamcast 128-bit game console which is a CD-based delivery system, but sales for this console were lower in the first six months of fiscal 2001 than the comparable period of the prior year based predominantly on Sega's announced hardware product discontinuation. The decline in sales for the first six months of fiscal 2001 was partially offset by an increase in Sony PlayStation and Nintendo Gameboy revenue. See "Results of Operations" discussion below.

         In fiscal 2001, the Company changed its quarterly closing dates from the last calendar day of the quarter to the Saturday closest to the quarter end. The change applies to quarterly dates while the year end date remains unchanged. For the second quarter of fiscal 2001, the quarter end date was March 3, 2001, which compares to the prior year's closing date of February 29, 2000. The change has not and is not expected to have a material effect on the financial condition, results of operations or cash flows of the Company for any quarter of fiscal 2001.

         The Company recorded net earnings of $0.5 million, or $0.01 per fully diluted share, for the three months ended March 3, 2001 compared to a net loss of $(19.0) million, or $(0.34) per fully diluted share, for the three months ended February 29, 2000. For the six months ended March 3, 2001, the Company reported net earnings of $11.3 million, or $0.20 per fully diluted share, compared to a net loss of $(18.5) million, or $(0.33) per fully diluted share, for the six months ended February 29, 2000. The increased earnings are attributed to a significant reduction in operating expenses of $46.9 million (or 44%) in fiscal 2001 when compared to fiscal 2000. In the second half of fiscal 2000 and continuing into the first half of fiscal 2001, the Company implemented expense reduction initiatives, which have reduced operating expenses commencing with the fourth quarter of fiscal 2000 and continuing into fiscal 2001. The plan reduced fixed and variable expenses company-wide, eliminated certain marginal titles under development, reduced staff and lowered marketing expenses, and featured the following efforts:

         o Reduction of Marketing and Selling Expenses - The Company successfully implemented its plan to substantially reduce selling and marketing expenses. For the first six months of fiscal 2001, the Company's selling and marketing expenses of $15.9 million were $30.4 million or 66% below the same period of the prior year, primarily the result of a reduction in television and print media advertising as compared to the prior year.

         o Reduction of Overhead and Other Operating Expenses - Through a series of targeted headcount and other operating expense reductions, the Company successfully executed its cost reduction plan, which for the first six months of fiscal 2001 reduced overhead and other operating expenses by $16.5 million, or 28%, to $43.4 million from $59.9 million for the same period of the prior year.

         For the second quarter of fiscal 2001 and 2000, approximately 8% and 54% respectively, and for the first six months of fiscal 2001 and fiscal 2000, approximately 5% and 62% respectively, of the Company's gross revenue was derived from software developed by its studios. This shift in revenues is attributable to the Company's two-tier strategy to rationalize its product development efforts, by first ensuring the development of software for the next generation game console titles was performed by the Company's own studios (i.e., All-Star Baseball, Crazy Taxi, Quarterback Club). Internal development permitted the Company to better control variable expenses and ensure the timely release and quality of its titles scheduled for release in the second half of fiscal 2001 and the first half of fiscal 2002. At the same time, the Company's product development efforts for the first half of fiscal 2001 emphasized the licensing of software development by third parties predominantly for already released platforms. See "Factors Affecting Future Performance: Increased Product Development Costs May Adversely Affect Profitability."

         While significant operating expense reductions in the first six months of fiscal 2001 of $46.9 million, or 44%, were realized as compared to the same period in fiscal 2000, there is no guarantee that the Company can continue to accomplish all the above expense reductions for the entire year or maintain the already achieved rate.

         As the Company continues to manage through the current game console transition and prepares to compete in the software market for next-generation game consoles, it is necessary that the Company meet its product release schedule, sales projections and manage its operational expenditures at the planned levels in order to generate sufficient liquidity to fund its operations and meet its obligation to repay the remaining Notes ($35.9 million principal amount, plus interest). See "Liquidity and Capital Resources" below.

         The Company's results of operations in the future will be dependent in large part on (1) the timing and rate of growth of the software market for 128-bit and other emerging game consoles and (2) the Company's ability to identify, develop and timely publish, in accordance with its product release schedule, software that performs well in the marketplace.

RESULTS OF OPERATIONS

         The following table shows certain consolidated statements of operations data as a percentage of net revenues for the periods indicated:


                                                     THREE MONTHS ENDED                      SIX MONTHS ENDED
                                            -------------------------------------   ---------------------------------
                                               MARCH 3,         FEBRUARY 29,            MARCH 3,         FEBRUARY 29,
                                                 2001               2000                 2001                2000
                                            -------------    --------------------  ----------------    ---------------
Domestic revenues........................           64.0%               63.0%               72.8%              62.7%
Foreign revenues.........................           36.0%               37.0%               27.2%              37.3%
                                            ---------------   -------------------   ----------------    ---------------

Net revenues.............................          100.0%              100.0%              100.0%             100.0%
Cost of revenues.........................           33.7%               51.7%               33.5%              44.4%
                                            ---------------   -------------------   ----------------    ---------------
Gross profit.............................           66.3%               48.3%               66.5%              55.6%
                                            ---------------   -------------------   ----------------    ---------------

Operating expenses:
   Marketing and selling ................            9.7%               30.5%               14.1%              27.6%
   General and administrative ...........           24.5%               22.4%               18.2%              18.4%
   Research and development .............           28.4%               21.4%               20.4%              17.5%
                                            ---------------   -------------------   ----------------    ---------------

Total operating expenses.................           62.6%               74.3%               52.7%              63.5%
                                            ---------------   -------------------   ----------------    ---------------

Earnings (loss) from operations..........            3.7%              (26.0%)              13.8%              (7.9)%
                                            ---------------   -------------------   ----------------    ---------------

Interest income..........................            0.1%                1.6%                0.3%               1.3%
Interest expense ........................           (5.6)%              (3.7)%              (4.8)%             (2.8)%
Other income (expense)...................            3.0%               (1.3)%               1.0%              (0.9)%
                                            ---------------   -------------------   ----------------    ---------------
Total other expense......................           (2.5)%              (3.4)%              (3.5)%             (2.4)%

Earnings (loss) before income taxes......            1.2%              (29.4)%              10.3%             (10.3)%
Provision for income taxes...............           (0.1)%              (0.7)%               0.2%              (0.7)%
                                            ---------------   -------------------   ----------------    ---------------

Net earnings (loss)......................            1.3%              (28.7)%              10.1%             (11.0)%
                                            ===============   ===================   ================    ===============

NET REVENUES

         The Company's gross revenues were derived from the following product categories:


                                                         THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                 ------------------------------------    -------------------------------
                                                    MARCH 3,          FEBRUARY 29,          MARCH 3,      FEBRUARY 29,
                                                      2001               2000                 2001            2000
                                                  ------------      ---------------       -------------   ------------
        Portable software...................           18.0%                8.0%               17.0 %              6.0%
        32-bit software.....................          49.0 %               28.0%               57.0 %             34.0%
        64-bit software.....................           3.0 %               37.0%                3.0 %             32.0%
        128-bit software: Dreamcast.........           15.0%               17.0%                14.0%             21.0%
        128-bit software: PlayStation 2.....            6.0%                0.0%                 4.0%              0.0%
        Computer games software.............           9.0 %                8.0%                5.0 %              6.0%
        Other...............................            0.0%                2.0%                 0.0%              1.0%
                                                  ------------      ---------------       -------------   --------------
        Total...............................          100.0%              100.0%               100.0%            100.0%
                                                  ============      ===============       =============   ==============

--------------------

* The numbers in this chart do not give effect to sales credits and allowances granted by the Company since the Company does not track such credits and allowances by product category. Accordingly, the numbers presented may vary materially from those that would be disclosed if the Company were able to present such information as a percentage of net revenues.

         For the three months ended March 3, 2001, the Company's net revenues decreased $25.6 million or 39% to $40.4 million from $65.9 million for the same period last year. For the six months ended March 3, 2001, net revenues were $112.4 million reflecting a decrease of approximately $54.7 million or 33% compared to $167.1 million for the same period last year. The decrease for the three months ended March 3, 2001 compared to the same period of the prior year is predominantly due to the hardware transition from 32-bit and 64-bit consoles to the next generation 128-bit consoles, lower sales of certain of the Company's newly released products and lower post-holiday season reorders. Software sales in the first half of fiscal 2001 for the 128-bit platforms fell below sales of the comparable period of the prior year due to declining sales relating to the Dreamcast platform and the limited distribution of PlayStation 2 game consoles. These shortfalls were partially offset by an increase in Sony PlayStation and Nintendo Gameboy platform revenue.

         The Company anticipates that its titles currently scheduled for introduction throughout the remainder of fiscal 2001 will be released as planned; however, no assurance can be given that these titles will be released in accordance with the Company's current expectations. If the Company does not release new titles as planned in fiscal 2001, the Company's net revenues could be materially and negatively impacted and the Company could incur losses from operations.

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

         In the quarter ended March 3, 2001, Dave Mira Freestyle BMX, Mary-Kate and Ashley and Vanishing Point, all for multiple platforms, accounted for approximately 13%, 23% and 17%, respectively, of the Company's gross revenues. In the quarter ended February 29, 2000, ECW Hardcore (for multiple platforms), Supercross 2000 (for N64) and South Park (for N64 and Play Station) accounted for approximately 27%, 6% and 15%, respectively, of the Company's gross revenues. For the six months ended March 3, 2001, BMX, Mary-Kate and Ashley and Vanishing Point, all for multiple platforms, accounted for approximately 31%, 20% and 6%, respectively, of the Company's gross revenues. For the same period ended February 29, 2000, ECW Hardcore (for multiple platforms), South Park (for N64 and Play Station) and WWF Attitude (for multiple platforms) accounted for approximately 11%, 17% and 15%, respectively, of the Company's gross revenues. Sales of remaining titles using South Park properties aggregated approximately 1% and 15% of gross revenues in the second quarter of fiscal 2001 and 2000, respectively, and approximately 1% and 17% of gross revenues in the first half of fiscal 2001 and 2000, respectively. As a result of licenses not being renewed and/or terminated, the Company no longer distributes WWF, South Park or ECW software.

         The Company also licenses intellectual properties from third parties, such as the NFL, MLB and NBA or their respective players' associations. These licenses generally permit the Company to market titles utilizing the licensor's properties in exchange for royalty payments. The Company's license for the South Park properties was terminated in September 2000.

         The Company is substantially dependent on the game console developers as the sole developers of the game consoles marketed by them, as the sole licensors of the proprietary information and technology needed to develop software for those hardware platforms and, in the case of Nintendo and Sony, as the sole manufacturers of software for the hardware platforms marketed by them. For the quarters ended March 3, 2001 and February 29, 2000, the Company derived 21% and 45% of its gross revenues, respectively, from sales of Nintendo-compatible software; 55% and 28% of its gross revenues, respectively, from sales of PlayStation software and 15% and 17% of its gross revenues, respectively, from sales of Sega-compatible software. For the six months ended March 3, 2001 and February 29, 2000, the Company derived 20% and 38% of gross revenue, respectively, from sales of Nintendo compatible software; 61% and 34% of gross revenues, respectively, from sales of PlayStation software and 14% and 21% of gross revenues, respectively, from sales of Sega-compatible software. The Company anticipates that sales from N64 and the Dreamcast software will continue to decline.

         The Company has a license to develop, and release, titles for Sony's PlayStation 2 and Sega's Dreamcast platforms which were introduced in the U.S. in the first quarter of fiscal 2001 and 2000, respectively. The Company has released 16 titles for Dreamcast in fiscal 2000 and has released five titles through the second quarter of fiscal 2001. As for Sony's PlayStation 2, released in the Fall of 2000, the Company expects to release 12 titles in fiscal 2001. The first title was launched in November 2000, the second was released in the second quarter and three more are scheduled for release in the third quarter of fiscal 2001.

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

         The Company's margins on sales of CD-based software (currently, PlayStation, Dreamcast and PCs) are higher than those on cartridge based software (currently, N64 and Gameboy Color) primarily because CD-based software manufacturing costs are significantly lower. The Company's margins on foreign software sales to third-party distributors are approximately one-third lower than those on sales that the Company makes directly to foreign retailers.

         Gross profit decreased to $26.8 million (66% of net revenues) for the three months ended March 3, 2001 from $31.8 million (48% of net revenues) for the three months ended February 29, 2000. For the six months ended March 3, 2001, gross profit decreased to $74.7 million (67% of net revenues) from $93.0 million (56% of net revenues) for the six months ended February 29, 2000. The dollar decrease for the three and six months ended March 3, 2001 is predominantly due to decreased sales levels partially offset by a reduction in sales allowances. The percentage increase in gross profit for the three months ended March 3, 2001 over the same period last year is due to the reduced dependency on N64 titles. In the second quarter ended March 3, 2001, N64 titles accounted for only 3% of revenues, while N64 titles accounted for approximately 37% of total volume in the same period of the prior year. For the six months ended March 3, 2001, N64 titles accounted for 3% of revenues and approximately 32% for the same period of the prior year. In addition, for the six months ended March 3, 2001 sales allowances decreased due to increases in the rate of retail sell-through for products released in the first six months of fiscal 2001 and the continued sell-through of previously released inventory in the retail channel during the post-holiday-selling season without requiring further price concessions thereby lowering the need for additional sales allowances as compared to the same period one year ago.

         The Company's gross profit in fiscal 2001 will continue to be dependent in large part on the timing and rate of growth of the software market for 128-bit and other emerging game consoles, primarily PlayStation 2 and GameCube and the Company's ability to identify, develop and timely publish, in accordance with its product release schedule, software that sells through at projected levels at retail. See "Factors Affecting Future Performance: Liquidity and Cash Requirements and Dependence on Achieving Timely Product Release and Sales Objectives."

OPERATING EXPENSES

         Operating expenses for the three months ended March 3, 2001 of $25.3 million (63% of net revenue) were $23.7 million, or 48% lower than the $49.0 million of operating expenses for the comparable period a year ago. Year-to-date operating expenses of $59.2 million (53% of net revenue) were $46.9 million, or 44%, lower than the $106.2 million of operating expenses for the six months ended February 29, 2000.

         Marketing and selling expenses of $3.9 million (10% of net revenues) decreased by $16.3 million or 81% for the three months ended March 3, 2001 from $20.2 million (31% of net revenues) for the three months ended February 29, 2000. Year-to-date marketing and selling expenses of $15.8 million (14% of net revenues) decreased by $30.4 million or 66% from $46.3 million (28% of net revenues) for the same period last year. The decrease in marketing expense is primarily due to lower net revenues and reduced marketing expenditures in accordance with the Company's operating plan to refocus and limit discretionary marketing spending in television advertising and print media to lower levels than what were expended during the same period of the prior year.

         General and administrative expenses of $9.9 million (25% of net revenues) decreased by $4.8 million or 33% for the three months ended March 3, 2001 from $14.7 million (22% of net revenues) for the three months ended February 29, 2000. Year-to-date general and administrative expenses of $20.4 million (18% of net revenues) decreased by $10.3 million or 34% from $30.8 million (18% of net revenues) for the same period last year. The decreases for both the three and six month periods are primarily due to the cost reduction efforts initiated by the company in the second half of fiscal 2000 and throughout the first six months of fiscal 2001. The three and six month reductions were realized primarily from reductions in personnel and personnel related expenses.

         Research and development expenses of $11.5 million (28% of net revenues) decreased by $2.6 million or 18% for the three months ended March 3, 2001 from $14.1 million (21% of net revenues) for the three months ended February 29, 2000. Year-to-date research and development expenses of $22.9 million (20% of net revenues) decreased by $6.2 million or 21% from $29.1 million (17% of net revenues) for the same period last year. The decrease in research and development expenses is related to the reduction in the number of overall titles being developed, as well as a shift from internally to externally developed titles, which reduces certain of the Company's fixed operating costs and lowers the average cost per title. The Company is developing software predominately for the next-generation systems which has contributed to the decrease in research and development expenses in the first six months of 2001 compared to the comparable period of the prior year.

         The Company accounts for capitalized software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Software development costs are capitalized once technological feasibility is established. Technological feasibility is evaluated on a product-by-product basis. For products where a proven game engine technology exists and other criteria supporting the technological feasibility of the title in development have been met, the Company capitalizes these costs and expenses them upon release of the product or when they are deemed unrecoverable. The Company capitalized approximately $0.8 million and $0 of software development costs for the three months ended March 3, 2001 and February 29, 2000, respectively, and approximately $1.3 million and $0 of software development costs for the first six months ended March 3, 2001 and February 29, 2000, respectively.

         Interest income decreased by $1.0 million, or 97%, for the three months ended March 3, 2001 from $1.1 million (1.6% of net revenue) for the three months ended February 29, 2000. For the first six months ended March 3, 2001, interest income of $0.3 million (0.3% of net revenue) decreased by $1.8 million, or 84%, from $2.1 million (1.3% of net revenue) for the same period last year. The reduction of interest income for both the quarter and the first half of fiscal 2001 was due to lower cash balances available for investment. Cash and cash equivalent balances were $2.2 million and $56.5 million at March 3, 2001 and February 29, 2000, respectively. Interest expense decreased by $0.2 million, or 9%, to $2.2 million (6% of net revenue) for the three months ended March 3, 2001 from $2.5 million (4% of net revenue) for the three months ended February 29, 2000. For the first six months of fiscal 2001, interest expense increased by $0.7 million, or 16%, to $5.4 million (5% of net revenue) from $4.6 million (3% of net revenue) for the same period last year. The increase in interest expense for the first half of fiscal 2001 over fiscal 2000 was due to increased borrowing levels from the Bank.

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

LIQUIDITY AND CAPITAL RESOURCES

         At March 3, 2001, the Company had a negative working capital position of approximately ($111.1) million as compared to ($76.8) million at August 31, 2000 and a positive working capital position of $8.8 million at February 29, 2000. The reduction of working capital as of March 3, 2001, was primarily due to the reclassification of the Notes due March 1, 2002 from a long-term to a short-term liability. Cash and cash equivalents totaled approximately $2.2 million at March 3, 2001 versus $6.7 million at August 31, 2000. See "Factors Affecting Future Performance: Liquidity and Cash Requirements and Dependence on Achieving Timely Product Release and Sales Objectives".

         In March 2001, the Bank entered into certain junior participation agreements with the Junior Participants under and pursuant to the terms of the existing Credit Agreement. As a result of the Participation, the Bank advanced an additional $9.5 million to the Company pursuant to the Credit Agreement for working capital purposes (a portion of which was used to repay short term interim borrowing provided by the Bank earlier in the third quarter). As an inducement to the Junior Participants to participate in the Participation, the Company issued to the Junior Participants five-year warrants to purchase up to an aggregate of 2,375,000 shares of common stock of the Company exercisable at an initial price of $1.25 per share.

         The Company's significant loss from operations for the fiscal year ended August 31, 2000 and working capital and stockholders' deficiencies at August 31, 2000 raised substantial doubt about the Company's ability to continue as a going concern. Short-term liquidity in 2000 was provided by the Company receiving additional interim borrowings under the

Credit Agreement with the Bank on a short-term basis, and in the first six months of fiscal 2001, with proceeds from the issuance of common stock and with short-term availability from an affiliate of the Company which was repaid in the second quarter of fiscal 2001.

         The Company owned a building located at 71 Audrey Avenue, Oyster Bay, New York, which it leased to a third-party tenant. On March 23, 2001, under the terms of the lease buyback agreement, the lessee exercised its option to buyback the property for net consideration of $1.2 million, which proceeds approximated net book value.

         In April 2001, the Bank advanced to the Company $5.0 million additional interim funding above the standard borrowing formula under the Credit Agreement which interim funding is repayable on demand and by July 31, 2001.

         Based on cash resources received in the third quarter of fiscal 2001 including the $9.5 million advance under the Credit Agreement and the Participation (a portion of which was used to repay additional interim funding from the Bank in the third quarter), the $5.0 million additional interim funding provided by the Bank, short-term availability from an affiliate (which has since been repaid), the $1.2 million in proceeds from the sale of the Oyster Bay property, the repurchase of $13.9 million of the Notes at a discount, and the related interest savings of $.7 million from the repurchase, the Company expects to generate sufficient positive cash flow from operations to meet its currently projected cash and operating requirements through fiscal 2001 and repay the remaining Notes ($35.9 million principal amount, plus interest) at maturity, assuming the Company meets its sales forecast by successfully achieving its planned product release schedule, and continues to realize the savings from implemented expense reductions.

         In addition, the Company continues to actively work with its investment bankers and the Bank in the development of supplemental financing plans to provide additional long-term financing as well as a possible refinancing of the Notes, although there can be no assurance the Company will be able to consummate any such financing.

         As noted above, the Company reclassified the Notes from long-term to a current liability as the obligation is repayable within one year. If the Company's cash and projected cash flow from operation in fiscal 2001 or beyond is insufficient to make interest and principal payments when due, the Company may have to restructure its indebtedness. See "Factors Affecting Future
Performance: Ability to Service Debt and Prior Rights of Creditors May Adversely Affect Holders of Common Stock."

         In March and April 2001, the Company negotiated the repurchase of a total of $13.9 million in principal amount of the Notes for an aggregate discounted purchase price of approximately $6.8 million. In connection with the transactions, the Company sold 3,147,000 shares of its common stock to the Note holders for approximately $3.9 million, based on a purchase price of $1.25 per share. The $6.8 million discounted purchase price of the Notes includes approximately $.8 million reflecting the excess of the fair value of the common stock at issuance over the price paid by the Note holders, plus $6.0 million paid by the Company (including the proceeds of the stock sale). As a result of the Note repurchase the Company expects to report an extraordinary gain on the early retirement of the notes in the third quarter of approximately $7.1 million, net of taxes or approximately $0.12 per fully diluted share. Additionally, the Note repurchase will reduce the Company's interest expense for the balance of fiscal 2001 by approximately $.7 million or $0.01 per fully diluted share. The Company may be required to issue additional shares of common stock to the Note holders in certain circumstances, including, if the SEC does not timely declare effective the registration statement filed by the Company which covers the resale by the Note holders of such common stock. As a result of the Note repurchase the remaining principal amount outstanding is $35.9 million.

         If the Company does not substantially achieve the overall projected revenue levels for the next twelve months as reflected in its business operating plans, the Company either will require additional financing to fund operations or the Company will need to make further significant expense reductions, including, without limitation, the sale of certain assets or the consolidation of certain operations, staff reductions and/or the delay, cancellation or reduction of certain product development and marketing programs. Certain of such measures may require third-party consents or approvals from the Bank, and there can be no such assurance that consents or approvals can be obtained.

         In the event the Company does not achieve the product release schedule, sales assumptions or any additional expense reductions described above, there can be no assurance that the Company will be able to arrange additional financing on satisfactory terms, if at all. Additionally, the Company cannot assure its investors that its future operating cash flows will be sufficient to meet its debt service requirement or to repay its indebtedness at maturity, including, without limitation, repayment of the Notes. In any such event, the Company's operations and liquidity will be materially adversely affected.

         The Company used cash in operating activities of approximately ($3.4) million and ($10.1) million during the six months ended March 3, 2001 and February 29, 2000, respectively. The decrease in cash used in operating activities in the first six months of fiscal 2001 is primarily attributable to the net earnings achieved in 2001 compared to a net loss in 2000.

         The Company used net cash in investing activities of approximately ($0.4) million and ($9.8) million during the six months ended March 3, 2001 and February 29, 2000, respectively. Cash used in investing activities for the six months ended February 29, 2000 was primarily attributable to the acquisition of fixed assets, the largest component of which was an enterprise-wide computer system.

         The Company derived net cash from financing activities of approximately $0.1 million and $0.7 million during the six months ended March 3, 2001 and February 29, 2000, respectively. The decrease in net cash derived from financing activities in the first six months of fiscal 2001 as compared to the first six months of fiscal 2000 is primarily attributable to the decrease in proceeds from the exercise of stock options and warrants, partially offset by an increase in proceeds from the issuance of common stock.

         The Company generally purchases its inventory of Nintendo software by opening letters of credit when placing the purchase order. At March 3, 2001, the amount outstanding under letters of credit was approximately $0.3 million. Other than such letters of credit and ordinary course of business minimum royalty and payable obligations, as of March 3, 2001, the Company does not have any material operating or capital expenditure commitments.

         The Company's relationship with the Bank was established in 1989 pursuant to the Credit Agreement. The Credit Agreement expires on August 31, 2003 but automatically renews for additional one-year periods, unless terminated upon 90 days' prior notice by either party. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined based on a formula including factored receivables and inventory, which advances are secured by substantially all of the Company's assets. The Bank also acts as the Company's factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At March 3, 2001, the factoring charge was 0.25% of the receivables assigned and the interest on advances was at the prime rate plus one percent. Pursuant to the terms of the Credit Agreement, the Company is required to maintain specified levels of working capital and tangible net worth, among other financial covenants. As of March 3, 2001, the Company was not in compliance with certain of the financial covenants under the Credit Agreement. The Company received waivers regarding this non-compliance from the Bank. While the Company anticipates that it will not be in compliance with all of the financial covenants contained in the Credit Agreement in the near term, and anticipates being able to obtain necessary waivers as it has in the past, the Company may not be able to obtain waivers of any future covenant violations. If the Company becomes insolvent, is liquidated or reorganized, after payment to the creditors, there are likely to be insufficient assets remaining for any distribution to stockholders.

         During August 2000, the Bank advanced the Company $15.0 million additional interim funding above the standard borrowing base under the Credit Agreement. Such additional interim funding was repaid by the due date, November 30, 2000. Thereafter, through March 3, 2001, the Company has remained within the then-current borrowing formula.

          In April 2001, the Bank advanced to the Company $5.0 million additional interim funding above the standard borrowing formula under the Credit Agreement which interim funding is repayable on demand and by July 31, 2001.

         In November 2000, the Company amended the Credit Agreement with the Bank to provide the Company with an increased borrowing base against eligible receivables.

         Effective September 2000, the Company and certain of the Company's European subsidiaries amended their current receivable facility under which the Bank provided account receivables financing of up to the lesser of approximately $18.0 million or 60% of eligible receivables related to the Company's international operations. The interest rate is 2% above LIBOR. This credit facility has a term of three years automatically renewing for additional one-year periods thereafter, unless terminated upon 90-days' prior notice by either party. It is secured by the factored receivables and assets of such subsidiaries.

         In March 2000, pursuant to a seven-year term secured credit facility, the Bank provided the Company with mortgage financing in the amount of $5.4 million relating to its purchase of a building in the United Kingdom. The Company has decided not to utilize the facility and it is now held for sale. Interest is charged on the mortgage note at a rate of 2% above LIBOR (7% at March 3, 2001). The Company also has a financing arrangement relating to the mortgage on its corporate headquarters. At March 3, 2001, the outstanding principal balance on the mortgage was $0.8 million.

         The Company is obligated to make certain cash payments in connection with the settlement of litigation regarding its terminated license for South Park products. See "Legal Proceedings."

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

LIQUIDITY AND CASH REQUIREMENTS ARE DEPENDENT ON ACHIEVING TIMELY PRODUCT RELEASES AND SALES OBJECTIVES

         If the Company does not substantially achieve the overall projected revenue levels for fiscal 2001 as reflected in its business operating plans, the Company either will require additional financing to fund operations or the Company will need to make further significant expense reductions, including, without limitation, the sale of certain assets or the consolidation of certain operations, staff reductions and/or the delay, cancellation or reduction of certain product development and marketing programs. Certain of such measures may require third-party consents or approvals, including that of the Bank, and there can be no such assurance that consents or approvals can be obtained.

         In the event the Company does not achieve its product release schedule, sales assumptions or continue to realize the savings from implemented expense reductions described below, there can be no assurance that the Company will be able to arrange additional financing on satisfactory terms, if at all. Additionally, the Company cannot assure its investors that its future operating cash flows will be sufficient to meet its debt service requirement or to repay its indebtedness at maturity. In any such event, the Company's operations and liquidity will be materially adversely affected.

         The Company's significant loss from operations for the fiscal year ended August 31, 2000 and working capital and stockholders' deficiencies at August 31, 2000 raised substantial doubt about the Company's ability to continue as a going concern. Short-term liquidity in 2000 was provided by the Company receiving additional interim borrowings under the Credit Agreement with the Bank on a short-term basis, and in the first six months of fiscal 2001 with proceeds from the issuance of common stock and with short-term availability from an affiliate of the Company which was repaid in the second quarter of fiscal 2001.

         Based on cash resources received in the third quarter of fiscal 2001 including the $9.5 million advance under the Credit Agreement and the Participation (a portion of which was used to repay additional interim funding from the Bank in the third quarter), the $5.0 million additional interim funding provided by the Bank, short-term availability from an affiliate (which has since been repaid), the $1.2 million in proceeds from the sale of the Oyster Bay property, the repurchase of $13.9 million of the Notes at a discount and the related interest savings of $0.7 million from the repurchase, the Company expects to generate sufficient positive cash flow from operations to meet its currently projected cash and operating requirements through fiscal 2001 and repay the remaining Notes ($35.9 million principal amount, plus interest) at maturity, assuming the Company meets its sales forecast by successfully achieving its planned product release schedule, and continues to realize the savings from implemented expense reductions.

         In addition, the Company continues to actively work with its investment bankers and the Bank in the development of supplemental financing plans to provide additional long-term financing as well as a possible refinancing of the Notes, although there can be no assurance the Company will be able to consummate any such financing.

         While the Company anticipates that it will not be in compliance with all of the financial covenants contained in the Credit Agreement in the near term, and anticipates being able to obtain necessary waivers as it has in the past, the Company may not be able to obtain waivers of any future covenant violations.

GOING CONCERN CONSIDERATION

         At August 31, 2000, the Company's independent auditors' report, as prepared by KPMG LLP and dated November 29, 2000, which appears in the Company's related Form 10-K, includes an explanatory paragraph relating to substantial doubt as to the ability of the Company to continue as a going concern due to the Company's significant loss from operations in fiscal 2000 and its working capital and stockholders' deficiencies. While the accompanying unaudited financial statements for the six months ended March 3, 2001 have been prepared under the assumption that the Company will continue as a going concern and report that the Company had net earnings of $11.3 million or $0.20 per diluted share for the six-month period ended, the Company cannot assure its stockholders and investors that it will continue to achieve profitability.

IF CASH FLOWS FROM OPERATIONS ARE NOT SUFFICIENT TO MEET THE COMPANY'S NEEDS, IT MAY BE FORCED TO SELL ASSETS, REFINANCE DEBT, OR FURTHER DOWNSIZE OPERATIONS

         If the Company does not achieve its product release schedule, sales assumptions or continue to realize the savings from implements expense reductions described above, the Company may experience insufficient liquidity in fiscal 2001, which may require the Company to sell assets or consolidate operations, reduce staff, refinance debt and/or otherwise restructure its operations.

         In the second half of fiscal 2000, the Company implemented an expense reduction initiative, which reduced operating expenses commencing with the fourth quarter of that fiscal year. During the first six months of fiscal 2001, the Company continued to implement incremental expense reduction initiatives to reduce operating expenses throughout fiscal 2001 in line with its sales forecasts. The Company's operating plan for fiscal 2001 lowered fixed and variable expenses worldwide, eliminated certain software development projects that were not then expected to achieve the Company's financial return parameters within the following 12 to 18 months, eliminated non-essential marketing expenses and implemented certain staff reductions.

         The Company owned a building located at 71 Audrey Avenue, Oyster Bay, New York, which it leased to a third-party tenant. On March 23, 2001, under the terms of the lease buyback agreement, the lessee exercised its option to buyback the property for net consideration of $1.2 million, which proceeds approximated net book value.

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

         At March 3, 2001, the Company reclassified the 10% Convertible Subordinated Notes due March 1, 2002 from long-term debt to a current liability as the obligation is repayable within one year.

         Based on cash resources received in the third quarter of fiscal 2001 including the $9.5 million advance under the Credit Agreement and the Participation (a portion of which was used to repay additional interim funding from the Bank in the third quarter), the $5.0 million additional interim funding provided by the Bank, short-term availability from an affiliate (which has since been repaid), the $1.2 million in proceeds from the sale of the Oyster Bay property, the repurchase of $13.9 million of the Notes at a discount and the related interest savings of $0.7 million from the repurchase, the Company expects to generate sufficient positive cash flow from operations to meet its currently projected cash and operating requirements through fiscal 2001 and repay the remaining Notes ($35.9 million principal amount, plus interest) at maturity, assuming the Company meets its sales forecast by successfully achieving its planned product release schedule, and continues to realize the savings from implemented expense reductions.

         In addition, the Company continues to actively work with its investment bankers and the Bank in the development of supplemental financing plans to provide additional long-term financing, although there can be no assurance the Company will be able to consummate any such financing.

         In order to meet its debt service obligations, from time to time the Company also depends on dividends, advances and transfers of funds from its subsidiaries. State and foreign law regulate the payment of dividends by these subsidiaries, which is also subject to the terms of the Credit Agreement and the Indenture. A significant portion of the Company's assets, operations, trade payables and indebtedness is located among these foreign subsidiaries. The creditors of the subsidiaries would generally recover from these assets on the obligations owed to them by the subsidiaries before any recovery by the Company's creditors and before any assets are distributed to stockholders.

A VIOLATION OF THE COMPANY'S FINANCING ARRANGEMENTS COULD NEGATIVELY IMPACT THE COMPANY

         If the Company violates the financial or other covenants contained in the Credit Agreement or in the Indenture, it will be in default under the Credit Agreement and/ or the Indenture. If a default occurs and is not waived by the Bank, the Bank could seek remedies against the Company, including: (1) penalty rates of interest; (2) immediate repayment of the debt; and/ or (3) the foreclosure on any assets securing the debt. Pursuant to the terms of the Credit Agreement with the Bank, the Company is required to maintain specified levels of working capital and tangible net worth, among other financial covenants. While the Company was not in compliance with certain of the financial covenants contained in the Credit Agreement as of March 3, 2001, the Company has received waivers regarding this non-compliance from the Bank.

         While the Company anticipates that it will not be in compliance with all of the financial covenants contained in the Credit Agreement in the near term, and anticipates being able to obtain necessary waivers as it has in the past, the Company may not be able to obtain waivers of any future covenant violations. If the Company becomes insolvent, is liquidated or reorganized, after payment to the creditors, there are likely to be insufficient assets remaining for any distribution to stockholders.

REVENUES AND LIQUIDITY ARE DEPENDENT ON TIMELY INTRODUCTION OF NEW TITLES

         The timely shipment of a new title depends on various factors, including the development process, bug testing, approval by hardware licensors, and approval by third- party licensors. It is likely that some of the Company's titles will not be released in accordance with the Company's operating plans. A significant delay in the introduction of one or more new titles could negatively affect sales and have a negative impact on the Company's financial condition, liquidity and results of operations, as was the case in fiscal 2000.

         The life cycle of a new title generally ranges from less than three months to upwards of 12 months, with the majority of sales occurring in the first 30 to 120 days after release. Therefore, the Company is constantly required to introduce new titles in order to generate revenues and/or to replace declining revenues from older titles. In the past the Company experienced delays in the introduction of new titles, which has had a negative impact on its results of operations. The complexity of next-generation systems has resulted in higher software development expenses, longer development cycles, and the need to carefully monitor and plan the product development process. If the Company does not introduce titles in accordance with its operating plans for a period, its results of operations, liquidity and profitability in that period could be negatively affected.

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

         In addition, the cyclical nature of the video and computer games industry requires the Company to continually adapt software development efforts to emerging hardware systems. The industry is currently in the midst of a hardware transition from 32-bit and 64-bit to 128 bit game consoles. In the Fall of 2000, Sony released PlayStation 2. Nintendo announced its intentions to launch its GameCube 128-bit platform in Japan in the Summer of 2001 and in North America in the Fall of 2001 and Microsoft announced its intention to launch its Xbox 128-bit platform in North America and Japan in the Fall of 2001. No assurance can be given that these new game consoles will achieve commercial success similar to and/or installed bases comparable to that of the 32- bit PlayStation or 64-bit N64, nor can there be any assurances made as to the timing of such success. In addition, the Company cannot guarantee that it will be successful in developing and publishing software for these new game consoles nor can it guarantee that Microsoft or Nintendo will release its new platforms in accordance with their announced release dates in the near future. In early 2001, Sega announced its plan to exit the hardware business, cease distribution and sales of its Dreamcast console and re-deploy its resources to develop software for multiple platforms. See "Liquidity and Capital Resources" above, and "Factors Affecting Future
Performance: Industry Trends, Platform Transitions and Technological Change May Adversely Affect the Company's Revenues and Profitability."

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

IF PRODUCT RETURNS, PRICE PROTECTION AND CONCESSIONS EXCEED ALLOWANCES, THE COMPANY MAY INCUR LOSSES

         In the past, during platform transitions, the Company has had to provide greater price protection and concessions. Coupled with more competitive pricing, if the Company's allowances for returns, exchanges and price concessions are exceeded, the Company's financial condition and results of operations will be negatively impacted, as has occurred in the past. The Company is not contractually obligated to accept returns except for defective product. The Company may permit customers to return or exchange products and may provide price protection or concessions on products unsold by the customer.

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

         The Company believes that at March 3, 2001, its allowances for future returns, exchanges and price protection and concessions are adequate. The Company cannot guarantee the adequacy of its current or future allowances. See
Note 2 of the Notes to the Consolidated Financial Statements.

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

         Substantially all of the Company's revenues have historically been derived from sales of software for game consoles. For the six months ended March 3, 2001 and February 29, 2000, the Company derived:

         o 20% and 38%, respectively, of gross revenues from the sale of Nintendo-compatible software;

         o 61% and 34%, respectively, of gross revenues from the sale of Sony PlayStation software;

         o 14% and 21%, respectively, of gross revenues from the sale of Sega compatible software; and

         o 5% and 7%, respectively, of gross revenues from the sale of PC and other software.

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

         The Company's revenue growth may also be dependent on the hardware companies. If new license agreements contain product quantity limitations, the Company's revenue and profitability may be negatively impacted.

INCREASED PRODUCT DEVELOPMENT COST MAY ADVERSELY AFFECT PROFITABILITY

         The Company's research and development expenses decreased $2.6 million to $11.5 million, or 18%, for the quarter ended March 3, 2001 from $14.1 million for the quarter ended February 29, 2000 and decreased $6.2 million to $22.9 million, or 21%, for the six months ended March 3, 2001 from $29.1 million for the same period one year ago. Although the Company anticipates that its future product development expenses will decrease in fiscal 2001 due to the Company's focus on fewer hardware systems, the Company cannot assure its investors that its product development expenses will not increase thereafter as a result of the complexity of developing games for the new 128-bit game consoles. The Company anticipates that its profitability will continue to be impacted by the levels of research and development expenses relative to revenues, and by fluctuations relating to the timing of development in anticipation of the next-generation platforms.

         During fiscal 2000, the company focused its development efforts and costs on N64, PlayStation 1, PlayStation 2, Xbox and Dreamcast, while incurring incremental costs in the development of tools and engines necessary for the new platforms. The Company's current release schedule which commenced in the second quarter of fiscal 2001 is developed around PlayStation 2, Xbox, Gameboy Advance and GameCube. In addition, the Company will continue to support PlayStation 1 and Gameboy Color through a select group of independent software developers, thus permitting the company to reduce in part its internal development costs.

INABILITY TO PROCURE COMMERCIALLY VALUABLE INTELLECTUAL PROPERTY LICENSES MAY PREVENT PRODUCT RELEASES OR RESULT IN REDUCED PRODUCT SALES

         The Company's titles often embody trademarks, trade names, logos, or copyrights licensed to it by third parties, such as the NBA, the NFL and MLB or their respective players' associations. The Company may not be successful in acquiring or renewing licenses to property rights with significant commercial value. The loss of one or more of these licenses could prevent the Company's release of a title or limit its economic success. For example, the Company's license for the WWF properties expired in November 1999 and was not renewed. Sales of titles using WWF properties aggregated 0% of gross revenues for the six months ended March 3, 2001 as compared to 15% for the six months ended February 29, 2000. The Company's license for the South Park properties was terminated in September 2000. Sales of titles using South Park properties aggregated 1% of gross revenues for the first six months of fiscal 2001 as compared to 17% for the first six months of fiscal 2000. In addition, the Company cannot assure stockholders that its current licenses will be extended on reasonable terms or at all.

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

         The Company's chief competitors are the developers of games consoles, to whom the Company pays royalties and/or manufacturing charges, as well as a number of independent software publishers licensed by the hardware developers. The hardware developers have a price, marketing and distribution advantage with respect to software marketed by them. The Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than the Company, such as Nintendo, Sega and Sony.

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

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS LEAD TO UNPREDICTABILITY OF REVENUES AND INCOME

         The timing of release of new titles can cause material quarterly revenues and earning fluctuations. A significant portion of revenues in any quarter is often derived from sales of new titles introduced in that quarter or in the immediately preceding quarter. If the Company is unable to begin volume shipments of a significant new title during the scheduled quarter, as has been the case in the past, its revenues and earnings will be negatively affected in that period. In addition, because a majority of the unit sales for a title typically occur in the first 30 to 120 days following its introduction, revenues and earnings may increase significantly in a period in which a major title is introduced and may decline in the following period or in which there are no major title introductions.

         Quarterly operating results also may be materially impacted by factors including (1) the level of market acceptance or demand for titles and (2) the level of development and/or promotion expenses for a title. Consequently, if net revenues in a period are below expectations, the Company's operating results and financial position in that period are likely to be negatively affected, as has occurred in the past.

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

IF THE COMPANY'S SECURITIES WERE DELISTED FROM THE NASDAQ SMALL CAP MARKET, IT MAY NEGATIVELY IMPACT THE LIQUIDITY OF ITS COMMON STOCK

         In the fourth quarter of fiscal 2000, the Company's securities were delisted from quotation on The Nasdaq National Market. The Company's common stock is currently trading on The Nasdaq Small Cap Market. Although the Company meets the current listing criteria for The Nasdaq Small Cap Market, no assurance can be given as to the Company's ongoing ability to meet The Nasdaq Small Cap Market maintenance requirements. One of such maintenance requirements is that the Company's common stock continues to trade above one dollar. In order to obtain relisting of its common stock on The Nasdaq National Market, the Company must satisfy certain quantitative designation criteria, which it does not currently meet. No assurance can be give that the Company will be able to meet such relisting criteria for The Nasdaq National Market in the near future.

         If the Company's common stock was to be delisted from trading on The Nasdaq Small Cap Market, trading, if any in the common stock may continue to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market. Delisting of the common stock would result in limited release of the market price of the common stock and limited news coverage of the Company, and could restrict investors' interest in the common stock as well as materially adversely affect the trading market and prices for the common stock and the Company's ability to issue additional securities or to secure additional financing.

         "Penny stocks" generally are equity securities with a price of less than $5.00 per share, which are not registered on certain national securities exchanges or quoted on The Nasdaq System. If the Company's common stock is delisted from Nasdaq, it could become subject to the SEC's penny stock rules. These rules, among other things, require broker-dealers to satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser's written consent prior to any transaction. In addition, under the penny stock rules, additional disclosure in connection with trades in the common stock would be required, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of the common stock.

PREVALENCE OF ILLEGAL COPYING OF SOFTWARE COULD ADVERSELY AFFECT SALES

         In order to protect its software and proprietary rights, the Company relies mainly on a combination of copyrights, trade secret laws, patent and trademark laws, and nondisclosure agreements.

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

CHARTER AND ANTI-TAKEOVER PROVISIONS COULD NEGATIVELY AFFECT RIGHTS OF HOLDERS OF COMMON STOCK

         The Company's board of directors has the authority to issue shares of preferred stock and to determine their characteristics without stockholder approval. In this regard, in June 2000, the board of directors approved a stockholder rights plan. If the Series B junior participating preferred stock is issued it would be more difficult for a third party to acquire a majority of the Company's voting stock.

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

         The Company's results of operations are affected by fluctuations in the value of its subsidiaries' functional currency as compared to the currencies of its foreign denominated sales and purchases. The results of operations of the Company's subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which the Company transacts business. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. At March 3, 2001 and August 31, 2000, the Company's foreign currency translation adjustments were ($1.3) million and ($0.8) million respectively. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company and other participants in the entertainment industry were sued in an action entitled James, et al. v. Meow Media, et al. filed in April 1999 in the U.S. District Court for the Western District of Kentucky, Paducah Division, Civil Action No. 5:99 CV96-J. The U.S. District Court for the Western District of Kentucky dismissed this action; however, it is currently on appeal to the U.S. Court of Appeals for the Sixth Circuit. Oral argument on the appeal is scheduled to take place during the summer.

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

         On November 27, 2000, the Company was sued in the U.S. District Court for the Southern District of New York, in an action entitled Comedy Partners vs. Acclaim Entertainment, Inc. (00 Civ. 9051 (S.D.N.Y.) (AKH.) In addition, on or about December 15, 2000, an action was commenced against the Company entitled Comedy Partners v. Acclaim Entertainment, Inc., Index No. 605476/00 (Supreme Court, New York County). On March 9, 2001, the Company reached an agreement with Comedy Partners to settle all claims between the parties for $900,000 which amount was included in accrued royalties payable at August 31, 2000 and March 3, 2001. The Company will make installment payments beginning in the third quarter of fiscal 2001, with a final payment scheduled for the fourth quarter of fiscal 2001.

         The Company is also party to various litigations arising in the ordinary course of its business, the resolution of none of which, the Company believes, will have a material adverse effect on the Company's liquidity or results of operations.



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In October 1997, the Company entered into a settlement agreement with George C. Metos. The settlement agreement provided that, among other things, the Company may be required to issue additional shares of common stock of the Company to Mr. Metos if the market value of the Company's common stock did not meet certain threshold values over a particular period of time. In connection therewith, in February 2001, in reliance upon Section 4(2) of the Securities Act, the Company issued an additional 204,638 shares of common stock. The resale of such additional shares by Mr. Metos is covered by a registration statement filed with the SEC in May 1998.

         In March 2001, subsequent to the second fiscal quarter closing, as an inducement to the Junior Participants to participate in the Participation with the Bank, the Company, in reliance upon Section 4(2) of the Securities Act, issued to the Junior Participants five-year warrants to purchase up to an aggregate of 2,375,000 shares of common stock of the Company exercisable at an initial price of $1.25 per share. Two executive officers of the Company each own separate entities which received warrants to purchase 625,000 shares of common stock of the Company in connection with their pro rata allocation of the Participation. Another director of the Company received warrants to purchase 125,000 shares of common stock in connection with his pro rata allocation of the Participation.

         In March and April 2001, the Company negotiated the repurchase of a total of $13.9 million in principal amount of the Notes for an aggregate discounted purchase price of approximately $6.8 million. In connection with the transactions, the Company sold 3,147,000 shares of its common stock to the Note holders for approximately $3.9 million based on a purchase price of $1.25 per share. The $6.8 million discounted purchase price of the Notes includes approximately $.8 million reflecting the excess of the fair value of the common stock at issuance over the price paid by the Note holders, plus 6.0 million of cash paid by the Company (including the proceeds of the stock sale). As a result of the Note repurchase the Company expects to report an extraordinary gain on the early retirement of the notes in the third quarter of approximately 7.1 million, net of taxes or approximately $0.12 per fully diluted share. Additionally, the Note repurchase will reduce the Company's interest expense for the balance of fiscal 2001 by approximately .7 million or $0.01 per fully diluted share. The Company may be required to issue additional shares of common stock to the Note holders in certain circumstances, including, if the SEC does not timely declare effective the registration statement filed by the Company which covers the resale by the Note holders of such common stock. As a result of the Note repurchase the remaining principal amount outstanding is $35.9 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 24, 2001, the Company held its 2001 Annual Meeting of Shareholders (the "Meeting"). In connection with the Meeting, the Company solicited proxies from its shareholders pursuant to Regulation 14 of the Securities Exchange Act of 1934. At the Meeting, the Company's shareholders elected as directors Gregory E. Fischbach, James R. Scoroposki, Kenneth L. Coleman, Bernard J. Fischbach, Robert H. Groman, James Scibelli, and Michael Tannen. In addition, the shareholders ratified the selection by the Board of Directors of KPMG LLP as independent certified public accountants of the Company for fiscal year 2001.


      The following tables summarize the votes cast at the meeting on the matters brought before the shareholders:

         1. Election of Directors
         ------------------------
                                                     Votes
                                                     -----

                                            For                        Withheld
                                            ---                        --------

         Gregory E. Fischbach               48,305,512                 1,017,208

         James R. Scoroposki                48,311,930                 1,010,790

         Kenneth L. Coleman                 48,281,147                 1,041,573

         Bernard J. Fischbach               48,307,749                 1,014,971

         Robert H. Groman                   48,277,257                 1,045,463

         James Scibelli                     48,325,657                   997,063

         Michael Tannen                     48,289,324                 1,033,396

         2. Ratification of KPMG LLP as independent certified public accountants of the Company for fiscal year 2001
         ------------------------------------------------------------

                                           Votes
                                           -----

             For                Against                        Abstain
             ---                -------                        --------

             48,618,051         590,715                        113,954

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   Exhibit No.     Description
  --------------   -----------
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

       4.2         Indenture dated as of February 26, 1997 between the Company and BNY Financial Corporation as successor in interest to IBJ Schroder Bank & Trust Company, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed on March 14, 1997
                   (File No. 0-16986))

       4.3         Rights Agreement dated as of June 5, 2000, between the Company and American Securities Transfer &
                   Trust, Inc. (now known as Computershare Trust Co.) (incorporated by reference to Exhibit 4 of the
                   2000 8-K)

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

      +10.3        Service Agreement effective January 1, 1998 between Acclaim Entertainment Limited and
                   Rodney Cousens (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on
                   From 10-K for the year ended August 31, 1999 (File No. 0-16986) (the "1999 10-K").

      +10.4        Employment Agreement dated as of August 13, 1999 between the Company and William G. Sorenson
                   (incorporated by reference to Exhibit 10.4 to the 1999 10-K).

      +10.5        Restricted Stock Agreement dated August 18, 1999 between the Company and William G.
                   Sorenson (incorporated by reference to Exhibit 10.5 to the 1999 10-K).

      +10.6        Employee Stock Purchase Plan (incorporated by reference to Exhibit 4(a) to the Company's
                   Registration Statement on Form S-8 filed on May 4, 1998 (Registration No. 333-51967))

      +10.7        1998 Stock Incentive Plan (incorporated by reference to the Company's 1998 Proxy Statement relating to fiscal year ended August 31, 1997)



      10.8         Revolving Credit and Security Agreement dated as of January 1, 1993 between the Company,
                   Acclaim Distribution Inc., LJN Toys, Ltd., Acclaim Entertainment Canada, Ltd. and Arena
                   Entertainment Inc., as borrowers, and GMAC Commercial Credit LLC (formerly, BNY Financial
                   Corporation) ("GMAC"), as lender, as amended and restated on February 28, 1995
                   (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                   for the quarter ended February 28, 1995 (File No. 0-16986) (the "1995 10-Q")), as further amended and modified by (i) the Amendment and Waiver dated November 8, 1996, (ii) the
                   Amendment dated November 15, 1996, (iii) the Blocked Account Agreement dated November 14,
                   1996, (iv) Letter Agreement dated December 13, 1996 and (v) Letter Agreement dated February
                   24, 1997 (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 8-K
                   filed on March 14, 1997 (File No. 0-16986) (the "1997 8-K"))

      10.9         Restated and Amended Factoring Agreement dated as of February 28, 1995 between the Company and GMAC (incorporated by reference to Exhibit 10.2 to the 1995 10-Q), as further amended and modified by the Amendment to Factoring Agreements dated February 24, 1997 between the
                   Company and BNY (incorporated by reference to Exhibit 10.5 to the 1997 8-K)

      10.10        Form of Participation Agreement between GMAC and each of the Junior Participants referred to in this Form 10-Q

     10.11*        Confidential License Agreement between Nintendo of America and the Company, effective as of
                   February 20, 1997 (incorporated by reference to Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998 (File No. 0-16986))

     +10.12        Employment Agreement dated as of August 11, 2000 between the Company and Gerard F. Agoglia
                   (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for
                   the quarter ended December 2, 200 (File No. 0-16986).

     +10.13        Amendment No. 3, dated August 1, 2000, to the Employment Agreement between the Company and
                   Gregory E. Fischbach, dated as of September 1, 1994 (incorporated by reference to Exhibit
                   10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 2, 200
                   (File No. 0-16986).

     +10.14        Amendment No. 3, dated August 1, 2000, to the Employment Agreement between the Company and James
                   Scoroposki, dated as of September 1, 1994 (incorporated by reference to Exhibit 10.13 to the
                   Company's Quarterly Report on Form 10-Q for the quarter ended December 2, 200 (File No. 0-16986).


================================================================================

(b)   Reports on Form 8-K

(1)   Current Report on Form 8-K filed with the SEC on March 22, 2001.

(2)   Current Report on Form 8-K filed with the SEC on April 13, 2001.

--------------



* Confidential treatment has been granted with respect to certain portions of this exhibit, which have been omitted therefrom and have been separately filed with the Commission.

+  Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



/s/ Gregory E. Fischbach       Co-Chairman of the Board; Chief April 16, 2001
----------------------------- Executive Officer; President and Director Gregory E. Fischbach

/s/ Gerard F. Agoglia          Executive Vice President and Chief April 16, 2001
-----------------------------  Financial Officer (principal financial
Gerard F. Agoglia              and accounting officer)