Form 10-Q
period 2001-06-02
ACCLAIM ENTERTAINMENT INC
filed 2001-07-17
CIK 804888

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------
                                    FORM 10-Q
                                -----------------

 (MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED JUNE 2, 2001

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-16986

                           ACCLAIM ENTERTAINMENT, INC.
--------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

             DELAWARE                                  38-2698904
           ------------                               ------------
         (State or other                            (I.R.S. Employer
         jurisdiction of                           Identification No.)
         incorporation or
          organization)

                               ONE ACCLAIM PLAZA,
                            GLEN COVE, NEW YORK 11542
              ----------------------------------------------------
                    (Address of principal executive offices)


                                 (516) 656-5000
                               ------------------
                         (Registrant's telephone number)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of July 16, 2001, approximately 64,333,912 shares of common stock of the Registrant were issued and outstanding.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   (UNAUDITED)
                                                                                     JUNE 2,       AUGUST 31,
                                                                                      2001            2000
                                                                                    --------        --------
                                                   ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                       $ 2,748         $ 6,738
     Accounts receivable, net                                                         21,035           3,958
     Inventories                                                                       4,642           4,708
     Prepaid expenses                                                                  1,545           2,476
                                                                                    --------        --------
TOTAL CURRENT ASSETS                                                                  29,970          17,880
                                                                                    --------        --------
     Fixed assets, net                                                                33,690          41,615
     Goodwill, net                                                                       506             540
     Other assets                                                                      4,958             198
                                                                                    --------        --------
TOTAL ASSETS                                                                        $ 69,124        $ 60,233
                                                                                    ========        ========
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Convertible notes                                                              $ 35,875             $ -
     Current portion of long-term debt                                                 1,835           2,035
     Trade accounts payable                                                           26,943          21,844
     Accrued expenses                                                                 40,399          39,677
     Accrued selling expenses                                                         12,017          31,093
                                                                                    --------        --------
TOTAL CURRENT LIABILITIES                                                            117,069          94,649
                                                                                    --------        --------
LONG-TERM LIABILITIES
     Convertible notes                                                                     -          49,750
     Long-term debt                                                                    5,343           6,097
     Bank participation advance                                                        9,500               -
     Other long-term liabilities                                                       3,835           3,717
                                                                                    --------        --------
TOTAL LIABILITIES                                                                    135,747         154,213
                                                                                    --------        --------
STOCKHOLDERS' DEFICIT
     Preferred stock, $0.01 par value; 1,000 shares
         authorized; none issued                                                           -               -
     Common stock, $0.02 par value; 100,000 shares authorized;
         61,076 and 56,625 shares issued, respectively                                 1,222           1,133
     Additional paid-in capital                                                      222,641         213,940
     Accumulated deficit                                                            (286,151)       (304,866)
     Treasury stock, 551 shares                                                       (3,338)         (3,338)
     Accumulated other comprehensive loss                                               (997)           (849)
                                                                                    --------        --------
TOTAL STOCKHOLDERS' DEFICIT                                                          (66,623)        (93,980)
                                                                                    --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $ 69,124        $ 60,233
                                                                                    ========        ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   ACCLAIM ENTERTAINMENT, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                (UNAUDITED)                    (UNAUDITED)
                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          JUNE 2,         MAY 31,         JUNE 2,         MAY 31,
                                                           2001            2000            2001            2000
                                                         ---------       ---------       ---------       ---------
Net revenues                                             $  38,642       $   4,842       $ 151,039       $ 171,937
Cost of revenues                                            11,264          11,383          48,918          85,504
                                                         ---------       ---------       ---------       ---------

Gross profit (loss)                                         27,378          (6,541)        102,121          86,433
                                                         ---------       ---------       ---------       ---------

Operating expenses
       Marketing and selling                                 8,927          10,861          24,786          57,112
       General and administrative                            9,530          13,431          29,900          43,183
       Research and development                              6,492          16,535          29,480          45,680
                                                         ---------       ---------       ---------       ---------

Total operating expenses                                    24,949          40,827          84,166         145,975
                                                         ---------       ---------       ---------       ---------

Earnings (loss) from operations                              2,429         (47,368)         17,955         (59,542)
                                                         ---------       ---------       ---------       ---------

Other income (expense)
       Interest income                                          30             948             362           3,041
       Interest expense                                     (2,526)         (2,710)         (7,889)         (8,356)
       Other income (expense)                                  320              83           1,371          (1,410)
                                                         ---------       ---------       ---------       ---------

Total other expense                                         (2,176)         (1,679)         (6,156)         (6,725)
                                                         ---------       ---------       ---------       ---------

Earnings (loss) before income taxes                            253         (49,047)         11,799         (66,267)
                                                         ---------       ---------       ---------       ---------

Provision for income taxes                                      10             628             208           1,950
                                                         ---------       ---------       ---------       ---------

Earnings (loss) before extraordinary gain                      243         (49,675)         11,591         (68,217)

Extraordinary gain                                           7,124               -           7,124               -
                                                         ---------       ---------       ---------       ---------

Net earnings (loss)                                          7,367         (49,675)         18,715         (68,217)
                                                         =========       =========       =========       =========

Earnings (loss) per share before extraordinary gain:
       Basic                                             $       -       $   (0.88)      $    0.20       $   (1.21)
                                                         =========       =========       =========       =========
       Diluted                                           $       -       $   (0.88)      $    0.20       $   (1.21)
                                                         =========       =========       =========       =========

Net earnings (loss) per share:
       Basic                                             $    0.12       $   (0.88)      $    0.33       $   (1.21)
                                                         =========       =========       =========       =========
       Diluted                                           $    0.12       $   (0.88)      $    0.32       $   (1.21)
                                                         =========       =========       =========       =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 (IN THOUSANDS)

                                                   PREFERRED STOCK                 COMMON STOCK
                                                       ISSUED                         ISSUED
                                                       ------                         ------              ADDITIONAL
                                               SHARES           AMOUNT         SHARES        AMOUNT     PAID-IN CAPITAL
                                               ------           ------         ------        ------     ---------------

BALANCE AT AUGUST 31, 1999                             -     $        -         56,033     $    1,121     $  209,926
                                              ----------     ----------     ----------     ----------     ----------
    Net loss                                           -              -              -              -              -
    Issuances of common stock                                                       14              -            100
    Escrowed shares received                           -              -            (72)            (1)          (628)
    Cancellations of options                           -              -              -              -            (66)
    Deferred compensation expense                      -              -              -              -              -
    Issuance of warrants for litigation
        settlements                                    -              -              -              -          2,550
    Exercise of stock options and warrants             -              -            427              9          1,553
    Issuance of common stock under
        employee stock purchase plan                   -              -            223              4            818
    Foreign currency translation loss                  -              -              -              -              -
                                              ----------     ----------     ----------     ----------     ----------
BALANCE AT AUGUST 31, 2000                             -              -         56,625         $1,133       $214,253
                                              ----------     ----------     ----------     ----------     ----------
    Net earnings                                       -              -              -              -              -
    Issuances of common stock (a)                                                4,167             83          5,980
    Escrowed shares received                           -              -            (72)            (1)             1
    Deferred compensation expense                      -              -              -              -              -
    Issuance of common stock for
        litigation settlements                         -              -            204              4            544
    Exercise of stock options and warrants             -              -              7              -              7
    Warrants issued in connection with
        junior participation advance                   -              -              -              -          1,751
    Issuance of common stock under
        employee stock purchase plan                   -              -            145              3            105
    Foreign currency translation loss                  -              -              -              -              -
                                              ----------     ----------     ----------     ----------     ----------
BALANCE AT JUNE 2, 2001 (b)                            -              -         61,076     $    1,222     $  222,641
                                              ----------     ----------     ----------     ----------     ----------

                                                                                          ACCUMULATED
                                                                                             OTHER
                                                DEFERRED     ACCUMULATED    TREASURY     COMPREHENSIVE                 COMPREHENSIVE
                                              COMPENSATION     DEFICIT        STOCK           LOSS           TOTAL     INCOME (LOSS)
                                              ------------     -------        -----           ----           -----     -------------

BALANCE AT AUGUST 31, 1999                    $   (2,653)    $ (173,122)    $   (3,262)    $     (651)    $   31,359    $        -
                                              ----------     ----------     ----------     ----------     ----------    ----------
    Net loss                                           -       (131,744)             -              -       (131,744)     (131,744)
    Issuances of common stock                          -              -              -              -            100             -
    Escrowed shares received                           -              -            (76)             -           (705)            -
    Cancellations of options                          66              -              -              -              -             -
    Deferred compensation expense                  2,274              -              -              -          2,274             -
    Issuance of warrants for litigation
        settlements                                    -              -              -              -          2,550             -
    Exercise of stock options and warrants             -              -              -              -          1,562             -
    Issuance of common stock under
        employee stock purchase plan                   -              -              -              -            822             -
    Foreign currency translation loss                  -              -              -           (198)          (198)         (198)
                                              ----------     ----------     ----------     ----------     ----------    ----------
BALANCE AT AUGUST 31, 2000                         ($313)     ($304,866)       ($3,338)         ($849)      ($93,980)    ($131,942)
                                              ----------     ----------     ----------     ----------     ----------    ----------
    Net earnings                                       -         18,715              -              -         18,715        18,715
    Issuances of common stock (a)                      -              -              -              -          6,063             -
    Escrowed shares received                           -              -              -              -              -             -
    Deferred compensation expense                    313              -              -              -            313             -
    Issuance of common stock for
        litigation settlements                         -              -              -              -            548             -
    Exercise of stock options and warrants             -              -              -              -              7
    Warrants issued in connection with
        junior participation advance                   -              -              -              -          1,751
    Issuance of common stock under
        employee stock purchase plan                   -              -              -              -            108             -
    Foreign currency translation loss                  -              -              -           (148)          (148)         (148)
                                              ----------     ----------     ----------     ----------     ----------    ----------
BALANCE AT JUNE 2, 2001 (b)                   $        0      ($286,151)       ($3,338)         ($997)      ($66,623)   $   18,567
                                              ----------     ----------     ----------     ----------     ----------    ----------

    (a) See note 6, "Notes To Consolidated Financial Statements".
    (b) Amounts for the nine months ended June 2, 2001 are unaudited.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   ACCLAIM ENTERTAINMENT, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        (UNAUDITED)
                                                                                     NINE MONTHS ENDED
                                                                                 JUNE 2,              MAY 31,
                                                                                  2001                 2000
                                                                                --------              -------



CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
NET EARNINGS (LOSS)                                                             $18,715             ($68,217)
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH USED IN
     OPERATING ACTIVITIES
     Depreciation and amortization                                                6,744                9,692
     Non-cash financing expense                                                     168                    -
     Extraordinary gain on early retirement of 10% convertible notes             (7,124)                   -
     Provision for returns and discounts                                          7,856               59,743
     Deferred compensation expense                                                  313                1,483
     Non-cash royalty charges                                                     1,401                  951
     Non-cash compensation expense                                                    -                  145
     Other non-cash items                                                           232                (324)
CHANGE IN ASSETS AND LIABILITIES
     Accounts receivable, net of advances                                       (22,990)              11,363
     Inventories                                                                     43                4,297
     Prepaid expenses                                                             5,262                  876
     Accounts payable                                                            (3,862)            (21,678)
     Accrued expenses                                                           (16,017)            (29,565)
     Income taxes                                                                   (46)               (694)
     Other long-term liabilities                                                    119                5,679
                                                                             ----------           ----------
TOTAL ADJUSTMENTS                                                               (27,901)              41,968
                                                                             ----------           ----------
NET CASH USED IN OPERATING ACTIVITIES                                            (9,186)            (26,249)
                                                                             ----------           ----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Acquisition of fixed assets, excluding capital leases                              (286)            (21,480)
Disposal of fixed assets                                                          1,235                  606
Capitalized software development costs                                           (2,946)                   -
Other assets                                                                       (298)                (16)
Disposal of other assets                                                              1                  521
                                                                             ----------          -----------
NET CASH USED IN INVESTING ACTIVITIES                                            (2,294)            (20,369)
                                                                             ----------           ----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from bank participation advance                                          9,500                    -
Retirement of convertible notes                                                  (5,997)                   -
Payment of mortgages                                                               (798)               (543)
Exercise of stock options and warrants                                                7                1,561
Payment of obligations under capital leases                                         (20)               (418)
Proceeds from issuances of common stock                                           4,834                    -
Proceeds from employee stock purchase plan                                          108                  408
Other                                                                                 -                 (77)
                                                                              ----------          ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         7,634                  931
                                                                              ----------           ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (144)                  312
                                                                             ----------           ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (3,990)             (45,375)
                                                                             ----------           ----------

CASH AND CASH EQUIVALENTS:  BEGINNING OF PERIOD                                  6,738                74,421

CASH AND CASH EQUIVALENTS:  END OF PERIOD                                       $2,748               $29,046
                                                                            ==========            ==========



Supplemental schedule of non-cash investing and financing activities
        Acquisition of equipment under capital leases                      $         -               $   250
        Issuance of common stock for payment of accrued royalties                  398                     -
Cash paid during the period for:
        Interest                                                                 7,889                 8,356
        Income taxes                                                               194                 2,429


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

      CHANGE IN INTERIM REPORTING PERIOD

         The fiscal year end for Acclaim Entertainment, Inc. and its subsidiaries (the "Company") is August 31. The Company is reporting for fiscal year 2001 and prospectively its quarterly results of operations on the Saturday closest to the calendar quarter-end. For the third quarter of fiscal year 2001 this date was June 2, 2001. The change has not, and is not, expected to have a material effect on the financial condition, results of operations or cash flows of the Company for any of the fiscal 2001 quarters ending as follows:



                                    FY 2001                   FY 2000
                                    -----------------         ------------------

         Third Quarter              June 2, 2001              May 31, 2000

         Fourth Quarter             August 31, 2001           August 31, 2000




      RECLASSIFICATION

         Certain prior fiscal year balances have been reclassified to conform with the current fiscal year presentation.


2. ACCOUNTS RECEIVABLE

     Accounts receivable are comprised of the following:


                                                                                   (UNAUDITED)
                                                                                -------------------------------------
                                                                                    JUNE 2, 2001     AUGUST 31, 2000
                                                                                   --------------   -----------------

     Receivables assigned to factor.......................................        $   29,451         $     25,461
     Less:  advances from factor..........................................            (8,752)             (13,073)
                                                                                  ----------         ------------
     Due from factor......................................................            20,699               12,388
     Unfactored accounts receivable.......................................            24,508               27,513
     Other receivables....................................................               624                3,140
     Less:  allowances for returns and discounts..........................           (24,796)             (39,083)
                                                                                  ----------         -------------
     Accounts receivable, net.............................................        $   21,035         $      3,958
                                                                                  ==========         ============

         Pursuant to a revolving credit and security agreement (the "Credit Agreement") between the Company and its primary secured lender (the "Bank"), the Bank acts as a factor for the majority of its North American receivables, which are assigned on a pre-approved basis. As of June 2, 2001, the factoring charge amounted to 0.25% of the receivables assigned. The Company's obligations to the Bank are collateralized by substantially all of the Company's assets, including its

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


accounts receivable, inventories and equipment. The advances for factored receivables are made pursuant to a Credit Agreement, which expires on August 31, 2003, but automatically renews for additional one-year periods unless terminated upon 90 days' notice by either party. During August 2000, the Bank advanced $15,000 of additional interim funding above the standard borrowing formula contained in the Credit Agreement. The excess borrowing was at the Bank's discretion and was repaid by the Company on November 30, 2000.

         In each of June 2001 and April 2001, the Bank provided the Company with $5,000 interim funding, above the standard borrowing formula under the Credit Agreement. The Bank in its discretion under the credit agreement has agreed to provide the company with such $10,000 overadvance line through October 31, 2001 at which time the line will be reduced to $5,000, which must repaid by the company in any event by no later than December 1, 2001. As security for the additional interim funding, two of the Company's executive officers have each personally pledged as collateral shares of the Company's common stock with an approximate market value of $5,000. In the event the market value of such pledged stock (based on a 10 trading day average reviewed by the Bank on the 2nd business day of each month) decreases below $5,000 and such executive officers do not deliver, within five business days, shares of stock of the Company to cover such shortfall, the Bank is entitled to reduce the overadvance line by an amount equal to the shortfall. In addition, the Company has agreed to issue to the Bank a five-year-warrant to purchase 100 shares of the Company's common stock at an initial exercise price equal to the market price per share on the date of issuance.

         In March 2001, the Bank entered into junior participation agreements (the "Participation") with certain investors (the "Junior Participants") under and pursuant to the terms of the existing Credit Agreement between the Company and the Bank. Following the Participation, the Bank advanced $9,500 to the Company pursuant to the Credit Agreement for working capital purposes (a portion of which was used to repay short-term interim borrowing provided by the Bank earlier in the fiscal 2001 third quarter). The Credit Agreement requires the Company to repay the $9,500 Participation to the Bank upon termination of the Credit Agreement for any reason, and the junior participation agreement requires the Bank to repurchase the Participation from the Junior Participants on the earlier of March 12, 2005 or the date the Credit Agreement is terminated and the Company repays all amounts outstanding thereunder. To the extent the Company cannot repay the Participation, then subordinate to prior payment of the Company's other obligations to the Bank, the Bank's rights under the Credit Agreement are assigned to the Junior Participants with respect to the unpaid Participation.

         Pursuant to the terms of the Credit Agreement, the Company is required to maintain specified levels of working capital and tangible net worth, among other financial covenants. As of June 2, 2001, the Company was not in compliance with certain of the financial covenants under the Credit Agreement. The Company has received waivers regarding this non-compliance. While the Company anticipates that it will not be in compliance with all of the financial covenants contained in the Credit Agreement in the near term, and anticipates being able to obtain necessary waivers as it has in the past, the Company may not be able to obtain waivers of any future covenant violations.

         The Company draws down working capital advances and opens letters of credit (up to an aggregate maximum of $20,000) against the facility in amounts determined on a formula based on factored receivables, inventory and cost of imported goods under outstanding letters of credit. Interest is charged at the Bank's prime lending rate plus one percent per annum (8.0% at June 2, 2001) on such advances.

         In November 2000, the Company amended the Credit Agreement and provided the Company with an increased borrowing base against eligible receivables.

         Effective September 2000, the Company and certain of the Company's European subsidiaries amended their current receivable facility under which the Bank provided account receivables financing of up to the lesser of approximately $18,000 or 60% of eligible receivables related to the Company's international operations. The interest rate is 2% above LIBOR (6.53% at June 2, 2001). This credit facility has a term of three years automatically renewing for additional one-year periods thereafter, unless terminated upon 90 days' prior notice by either party. It is secured by the factored receivables and assets of such subsidiaries.

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

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




3.   DEBT

       Debt consists of the following:

                                                                                 (UNAUDITED)
                                                                                ----------------------------------
                                                                                 JUNE 2, 2001      AUGUST 31,2000
                                                                                --------------    ----------------

     Short term debt:
     (A) 10% convertible subordinated notes due 2002........................    $    35,875        $         -
     (B)  Mortgage notes....................................................          1,432              1,521
     (C)  Obligations under capital leases..................................            403                514
                                                                               -----------------  ----------------
                                                                                     37,710              2,035

     Long term debt:
     (A) 10% convertible subordinated notes due 2002........................    $         -        $    49,750
     (B)  Mortgage notes....................................................          4,390              5,214
     (C)  Obligations under capital leases..................................            953                883
     (D)  Bank participation advance........................................          9,500                  -
                                                                              -------------------  ----------------
                                                                                     14,843             55,847
                                                                              -------------------  ----------------
          Total debt                                                            $    52,553        $    57,882
                                                                              -------------------  ----------------

(A) In February 1997, the Company issued $50,000 of unsecured 10% convertible subordinated notes (the "Notes") due March 1, 2002 with interest payable semiannually. The Notes were originally sold at par with proceeds to the Company of $47,400, net of expenses. The indenture governing the Notes (the "Indenture") contains covenants that, among other things, substantially limit the Company's ability to incur additional indebtedness, pay dividends and make certain other payments. The Notes are convertible into shares of common stock prior to maturity, unless previously redeemed, at a conversion price of $5.18 per share, subject to adjustment under certain conditions. The Notes are redeemable in whole or in part, at the option of the Company (subject to the rights of holders of senior indebtedness) at 102% of the principal balance to maturity. At June 2, 2001 and August 31, 2000, the fair value of the Notes was approximately $27,218 and $19,900, respectively, based on quoted market values.

In April and March 2001, the Company retired a total of $13,875 in principal amount of the Notes for an aggregate purchase price of approximately $6,751. Concurrently with the Note repurchases, the Company sold a total of 3,147 shares of its common stock to the Note holders for $3,934, based on a purchase price of $1.25 per share. The $6,751 purchase price of the Notes includes $754 for the excess of the fair value of the common stock at issuance over the price paid by the Note holders, plus $5,997 of cash paid by the Company (including the use of the proceeds of the stock sale). As a result of the Note retirement the Company has recorded an extraordinary gain on the early retirement of the Notes in the third quarter of fiscal 2001 of approximately $7,124. Because the registration statement filed with the SEC by the Company covering the resale by the Note holders of the purchased common stock was not declared effective by the SEC by July 15, 2001, the Company is required to issue a total of 750 shares of common stock to the Note holders which will result in an extraordinary charge to the Company in the fourth quarter of fiscal 2001 of approximately $3,000. In addition, the Company must issue to one Note holder up to an additional 1,328 shares of common stock if the average closing price of its common stock is less than $0.90 per share for a 20-day period prior to the effective date of such registration statement. As of July 13, 2001, the closing price of the Company's common stock was $4.00. As a result of the Note repurchase the remaining principal amount outstanding at June 2, 2001 is $35,875. In June 2001, the Company subsequently retired an additional $6,650 (see Note 7) in principal amount of the Notes, thereby reducing the remaining outstanding balance to $29,225 from an outstanding balance of $49,750 at August 31, 2000. As of June 2, 2001, the Company has reclassified the Notes as a short-term liability as the remaining $35,875 principal obligation (plus interest) is repayable within one year.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



(B) The Company has two mortgage notes. The first mortgage note is collateralized by the Company's corporate headquarters building in the U.S. and requires quarterly principal payments of $181 through February 1, 2002, plus interest at the Bank's prime lending rate plus one percent per annum (8.00% at June 2, 2001; 10.5% at August 31, 2000). The principal balance outstanding under the mortgage note at June 2, 2001 and August 31, 2000 was $652 and $1,207, respectively. Pursuant to a seven-year term secured credit facility entered into in March 2000, the Bank provided the Company with mortgage financing (the second mortgage) related to its purchase of a building in the United Kingdom. The Company is required to make quarterly principal payments of (pound)137.5 (approximately $195 at June 2, 2001). Interest is charged on this facility at 2% above LIBOR (6.53% at June 2, 2001; 8.00% at August 31, 2000). The principal balance outstanding under this mortgage note at June 2, 2001 and August 31, 2000 was (pound)3,646 (approximately $5,170) and (pound)3,713 (approximately $5,528), respectively. The UK building is being held for sale by the Company.

(C) The Company is committed under various capital leases for equipment expiring at various dates through 2006. The present value of the net minimum lease payments is included on the balance sheet in the current and non-current portion of long-term debt, respectively, in the amounts of $403 and $953 at June 2, 2001 and $514 and $883 at August 31, 2000.

(D) In March 2001, the Bank entered into junior participation agreements with the Junior Participants under and pursuant to the terms of the existing Credit Agreement between the Company and the Bank. Following the Participation, the Bank advanced $9,500 to the Company pursuant to the Credit Agreement for working capital purposes (a portion of which was used to repay short-term interim borrowing provided by the Bank earlier in the fiscal 2001 third quarter). The Credit Agreement requires the Company to repay the $9,500 Participation to the Bank upon termination of the Credit Agreement for any reason, and the junior participation agreement requires the Bank to repurchase the Participation from the Junior Participants on the earlier of March 12, 2005 or the date the Credit Agreement is terminated and the Company repays all amounts outstanding thereunder. To the extent the Company cannot repay the Participation, then subordinate to prior payment of the Company's other obligations to the Bank, the Bank's rights under the Credit Agreement are assigned to the Junior Participants with respect to the unpaid Participation.



Maturities of debt are as follows:

        Years ending May 31:
        2002....................................................................................     $  37,710
        2003....................................................................................         1,231
                                                                                                        10,605
        2005....................................................................................           817
        2006....................................................................................           812
        Thereafter..............................................................................         1,378
                                                                                                      --------
                                                                                                     $  52,553
                                                                                                      ========

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)





4. EARNINGS PER SHARE (UNAUDITED)

                                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                   -----------------------------------      ----------------------------------
                                                      JUNE 2,              MAY 31,              JUNE 2,            MAY 31,
                                                       2001                 2000                 2001                2000
                                                   --------------     -----------------     ---------------     --------------


        BASIC EPS COMPUTATION:

           Earnings (loss) before extraordinary
              gain...............................  $     243          $   (49,675)          $   11,591          $ (68,217)

           Net earnings (loss)...................  $   7,367          $   (49,675)          $   18,715          $ (68,217)
           Weighted average common
              shares outstanding.................     59,334               56,520               57,295              56,347


           Basic earnings (loss) before         .
              extraordinary gain per share......   $     ---          $     (0.88)          $     0.20          $    (1.21)
                                                   =========          ============          ===========         ===========
           Basic net earnings (loss) per share...  $    0.12          $     (0.88)          $     0.33          $    (1.21)
                                                   =========          ============          ===========         ===========


        DILUTED EPS COMPUTATION:

           Earnings (loss) before extraordinary
              gain...............................  $     243          $   (49,675)           $    11,591        $  (68,217)
           10% convertible subordinated
              notes interest expense.............        ---                  ---                    ---                ---
                                                   ---------          -----------            -----------        -----------
           Adjusted earnings (loss) before
              extraordinary gain.................  $     243          $   (49,675)           $    11,591        $  (68,217)


           Net earnings (loss)                     $   7,367          $   (49,675)           $    18,715        $  (68,217)
           10% convertible subordinated
               notes interest expense............        ---                  ---                    ---                ---
                                                   ---------          -----------           ------------        -----------
           Adjusted net earnings (loss)..........  $   7,367          $   (49,675)           $    18,715        $  (68,217)


           Weighted average common
              shares outstanding.................     59,334               56,520                 57,295             56,347
           Stock options and warrants............      1,208                  ---                  1,223                ---
           10% convertible subordinated notes....        ---                  ---                    ---                ---
                                                   ---------          -----------            -----------       ------------
           Diluted common shares outstanding.....     60,542               56,520                 58,518             56,347



           Diluted earnings (loss) before
              extraordinary gain per share......   $     ---          $     (0.88)           $      0.20       $     (1.21)
                                                   =========          ===========            ===========       ============
           Diluted net earnings (loss) per share.   $   0.12          $     (0.88)           $      0.32       $     (1.21)
                                                   =========          ===========            ===========       ============



The assumed conversion of the outstanding Notes was excluded from the above-diluted earnings per share calculations since they were anti-dilutive.

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



5. SEGMENT INFORMATION

         The Company has three reportable segments: North America, Europe, and Pacific Rim, which are organized, managed and analyzed geographically and operate in one industry segment: the development, marketing and distribution of entertainment software. The Company's chief operating decision-maker is the Company's Chief Executive Officer. Information about the Company's operations for the fiscal quarters and nine months ended June 2, 2001 and May 31, 2000 is presented below:


                                                 NORTH AMERICA           EUROPE        PACIFIC RIM        ELIMINATIONS        TOTAL
                                                ---------------         --------      -------------      --------------      -------


THREE MONTHS ENDED JUNE 2, 2001
Net revenues from external customers.......        $27,603               10,099              940                  --        $ 38,642

Intersegment sales.........................             27                2,109               --              (2,136)             --
                                              ------------         ------------     ------------            --------        --------
Total net revenues.........................         27,630               12,208              940              (2,136)         38,642

Interest income............................             --                   27                3                  --              30
Interest expense...........................          2,141                  368               17                  --           2,526
Depreciation and amortization..............          1,747                  446               95                  --           2,288
Segment operating profit (loss)............          4,383               (1,956)               2                  --           2,429

THREE MONTHS ENDED MAY 31, 2000
Net revenues from external customers.......         3,500                   291            1,051                  --           4,842
Intersegment sales.........................            --                   211               --                (211)             --
                                              -----------          ------------     ------------            --------        --------
Total net revenues.........................         3,500                   502            1,051                (211)          4,842

Interest income............................           889                    51                8                  --             948
Interest expense...........................         2,698                    11                1                  --           2,710
Depreciation and amortization..............         2,317                   646              205                  --           3,168
Segment operating profit (loss)............       (34,868)              (11,648)            (852)                 --        (47,368)


NINE MONTHS ENDED JUNE 2, 2001
Net revenues from external customers.......       109,412                37,086            4,541                  --         151,039
Intersegment sales.........................           310                 7,124               --              (7,434)             --
                                              ------------        -------------     ------------            --------        --------
Total net revenues.........................       109,722                44,210            4,541              (7,434)        151,039

Interest income............................           283                    71                8                  --             362
Interest expense...........................         7,095                   771               23                  --           7,889
Depreciation and amortization..............         5,435                 1,013              296                  --           6,744
Segment operating profit (loss)............        21,844                (3,329)            (560)                 --          17,955
Identifiable assets at June 2, 2001........        47,438                20,458            1,228                  --          69,124

Nine months ended May 31, 2000
Net revenues from external customers.......       109,609                53,273            9,055                  --         171,937
Intersegment sales.........................           134                 1,698               34              (1,866)             --
                                             ------------          ------------     ------------            --------        --------
Total net revenues.........................       109,743                54,971            9,089              (1,866)        171,937

Interest income............................         2,891                   125               25                  --           3,041
Interest expense...........................         8,309                    44                3                  --           8,356
Depreciation and amortization..............         7,466                 1,509              717                  --           9,692
Segment operating profit (loss)............       (37,081)              (22,629)             168                  --        (59,542)
Identifiable assets at May 31, 2000........       106,930                23,509            3,055                  --         133,494


                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


5.  SEGMENT INFORMATION (CONTINUED)

    The Company's gross revenues were derived from the following product categories:


                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                         ---------------------------------     ----------------------------------
                                                             JUNE 2,            MAY 31,            JUNE 2,             MAY 31,
                                                              2001               2000               2001                2000
                                                         --------------     -------------     ---------------     ---------------

        Nintendo Game Boy software* ................          3.8%              29.2%              13.3%                7.9%

        Nintendo 64 software*.......................          0.2%              34.3%               2.0%               31.7%

        Sony PlayStation: 32-bit software**.........         23.9%              15.8%              48.8%               32.6%

        Sony PlayStation 2: 128-bit software**               66.1%                -                20.3%                 -

        Sega Dreamcast: 128-bit software**..........          3.9%               9.5%              11.4%               20.0%

        PC and other software**.....................          2.1%              11.2%               4.2%                7.8%
                                                         ---------------    --------------    ----------------    ----------------
        Total........................................        100.0%            100.0%             100.0%              100.0%
                                                         ===============    ==============    ================    ================


* Denotes cartridge-based product.

** Denotes CD-based product.

----------------

Note: The numbers in this chart do not give effect to sales credits and allowances granted by the Company since the Company does not track such credits and allowances by product category. Accordingly, the numbers presented may vary materially from those that would be disclosed if the Company were able to present such information as a percentage of net revenues.

  ------------------

                           ACCLAIM ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


6. EQUITY

         In April 2001, the Company issued 300 shares of common stock to an independent software developer in connection with services previously rendered under a software development agreement. The fair value of the common shares at issuance was $477, which satisfied $398 of accrued royalties, with the excess recorded as non-cash royalty expense.

         In April and March 2001, the Company issued a total of 3,147 shares of its common stock to certain Note holders for $3,934 in connection with the early retirement of a total of $13,875 in principal amount of Notes (See Note 3).

         In March 2001, the Company issued to the Junior Participants (referenced in Note 2), five-year warrants to purchase an aggregate of 2,375 shares of common stock of the Company exercisable at an initial price of $1.25 per share. The fair value of the warrants was $1,751 based on a Black-Scholes Option Pricing Model and is being recorded as a non-cash financing expense over the two and one-half years to the expiration of the related Credit Agreement.

         In February 2001, the Company issued 205 shares of common stock in connection with a litigation settlement accrued in a prior period. The fair value of the common shares issued was $285.

         In November 2000, the Company sold 720 shares of common stock for $900 to two of its executive officers at $1.25 per share, the fair value of the common stock on the date of the sale.

         In October 2000, the Company released from escrow 150 shares of common stock in connection with a litigation settlement accrued in a prior period. The fair value of the common shares was $263, which was included in accrued litigation settlements until the common stock was issued.


7.       SUBSEQUENT EVENTS

         In July and June 2001, the Company issued an aggregate of 613 shares of common stock to consultants in connection with services rendered to the Company under software development agreements.

         In June 2001, the Company retired $6,650 in principal amount of its Notes due March 1, 2002 plus accrued interest of approximately $193 in exchange for 2,022 shares of its common stock. The excess of the $7,198 fair value of the common shares issued over the principal amount of the Notes retired and accrued interest, amounting to $355, will be recorded as an extraordinary loss on the early retirement of the Notes in the fourth quarter of fiscal 2001. As a result of this Note retirement, the remaining principal amount of the Notes outstanding is $29,225. If the registration statement filed by the Company covering the resale by the Note holder of the common stock issued to it is not declared effective by August 16, 2001, the Company is required to issue an additional 250 shares of its common stock to the Note holder.

         Because the registration statement filed by the Company with the SEC covering the resale by certain Note holders of the purchased common stock was not declared effective by the SEC by July 15, 2001, the Company is required to issue a total of 750 shares of common stock to the Note holders which will result in a fourth quarter extraordinary charge to the Company of approximately $3,000.

         In each of June 2001 and April 2001, the Bank provided the Company with $5,000 interim funding, above the standard borrowing formula under the Credit Agreement. The Bank in its discretion under the Credit Agreement has agreed to provide the Company with such $10,000 overadvance line through October 31, 2001 at which time the line will be reduced to $5,000, which must be repaid by the Company in any event by no later than December 1, 2001. As security for the additional interim funding, two of the Company's executive officers have each personally pledged as collateral 625 shares of the Company's common stock with an approximate market value of $5,000 as of July 13, 2001. In the event the market value of such pledged stock (based on a 10 trading day average reviewed by the Bank on the 2nd business day of each month) decreases below $5,000 and such executive officers do not deliver, within five business days, shares of stock of the Company to cover such shortfall, the Bank is entitled to reduce the overadvance line by an amount equal to the shortfall. In addition, the Company has agreed to issue to the Bank a five-year-warrant to purchase 100 shares of the Company's common stock at an initial exercise price equal to the market price per share on the date of issuance.

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

         This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "believe," "anticipate," "think," "intend," "plan," "expect," "project," "will be" and similar expressions identify such forward-looking statements. The forward-looking statements included herein are based on current expectations and assumptions that involve a number of risks and uncertainties. The Company's auditors have provided a qualified opinion on the financial statements for the fiscal year ended August 31, 2000 as to the Company's ability to continue as a going concern. Such statements regarding future events and/or the future financial performance of the Company are subject to certain risks and uncertainties, such as the timing of console transitions, delays in the completion or release of products, the support of the Company's lead lender and vendors, availability of financing, the achievement of sales assumptions and projections, the continuation of savings from expense reductions, the possible lack of consumer appeal and acceptance of products released by the Company, fluctuations in demand, that competitive conditions within the Company's markets will change materially or adversely, that the Company's forecasts will accurately anticipate market demand, and the risks discussed in "Factors Affecting Future Performance", which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statement. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

         The Company's revenues have traditionally been derived from sales of software for the then-popular game consoles. Accordingly, the Company's performance has been, and is expected in the future to be, materially adversely affected by platform transitions. As a result of the industry transition to 32-bit and 64-bit game consoles, which commenced in 1995, the Company's software sales during fiscal 1996, 1997 and 1998 were significantly lower than in fiscal 1994 and 1995. The Company's inability to predict accurately the timing of such transition resulted in material losses in fiscal 1996 and 1997. In fiscal 2000, the video and computer games industry began experiencing another platform transition from 32-bit and 64-bit to 128-bit game consoles and related software. The Company believes that sales of 32-bit and 64-bit game consoles peaked in 2000 and will continue to decrease substantially in future periods. This transition during fiscal 2000 resulted in increased competition, fewer hit titles capable of achieving significant sales levels and increased price weakness for non-hit titles. The software transition has also resulted in industry-wide software pricing weakness which impacted the Company's operating results during fiscal 2000 as the market shifts to the next-generation systems that were launched by Sega in fiscal 2000 and Sony in fiscal 2001, and which are anticipated to be launched in North America by Nintendo and Microsoft in the Fall of 2001. The Company will continue to support PlayStation and Game Boy Color; it currently publishes PlayStation 2 titles and will begin to publish titles for Game Boy Advance, which was launched in June 2001. The Company has not released and does not plan to release any new N64 titles in fiscal 2001. The Company expects its portfolio of titles for fiscal 2002 to be dominated by PlayStation 2, Game Cube, Xbox and Game Boy Advance.

         In early 2001, Sega announced its plan to exit the hardware business, cease distribution and sales of its Dreamcast console and re-deploy its resources to develop software for multiple platforms and accordingly the Company does not plan to release any additional titles for the Dreamcast console. Although the Company does not believe that the installed base of next-generation platforms in 2001 will support software sales at the levels achieved in fiscal 1999 (before the current platform transition), when the transition is complete the Company anticipates that the eventual installed base of 128-bit systems will provide a larger market for its software, with improved gross margins (based on the predominance of CD based product rather than cartridge based product) as compared to fiscal 1999. There can be no assurance that the newly announced next-generation game consoles (e.g., Nintendo's Game Cube and Microsoft's Xbox) will achieve commercial success similar to that of the 32-bit PlayStation or 64-bit N64, nor can there be any assurances made as to the timing of such success. See "Liquidity and Capital Resources" below, and "Factors Affecting Future Performance: Industry Trends, Console Transitions and Technological Change May Adversely Affect the Company's Revenues and Profitability."

         The rapid technological advances in game consoles have significantly changed the look and feel of software as well as the software development process. Currently, the process of developing software is extremely complex and the Company expects it to become more complex and expensive in the future with the advent of the more powerful next-generation game consoles. According to the Company's estimates, the average development time for a title for dedicated game consoles is between 12 and 36 months and the average development cost for a title is between $1 million and $6 million. The average development time for the Company's software for portable systems is currently between six and nine months and the average development cost for a title is between $100,000 and $300,000.

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

         Revenues from the Company's 32-bit and 64-bit software in fiscal 2000 were significantly below the Company's expectations, even as the Company moved to implement its strategy to transition its operating model to focus on CD-based product. See "Gross Profit" below. Although the Company anticipated the softening of the market for these two maturing gaming consoles it was not able to precisely gauge the depth of the impact on the Company's sales. The Company attributed the significant revenue decrease to three primary factors: (1) Lower than expected retail sell-through on certain titles, which accounted for approximately 335,000 less units being sold; (2) Delays in the introduction of new titles, which impacted fiscal 2000 revenue by approximately $131 million; and (3) The decline of the N64 market and the Company's prior emphasis on the N64 gaming console. With respect to (3), during fiscal 1999, the N64 gaming console accounted for approximately 59% of the Company's total revenue. For fiscal 2000, the Company anticipated the impending decline and planned a decrease of

13% from the prior year. In fact, the Company's fiscal 2000 N64 business decreased 55% from fiscal 1999 and only accounted for 31% of total revenue in fiscal 2000.

         The Company also assessed the impact of these factors on shipments of new 32-bit and 64-bit product during the last half of fiscal 2000 by providing higher sales allowances as a percentage of gross revenues at the time these products were shipped.

         Revenues from the Company's 64-bit software and certain 128-bit software in fiscal 2001 were affected by (1) the decline of the market for N64 software and the Company's prior emphasis on the N64 platform, (2) the decline of the market for Dreamcast software and Sega's exit from the hardware market,
(3) the declining rate of growth of the installed base of 64-bit game consoles, and (4) the limited distribution of PlayStation 2 consoles. During fiscal 2000 the Company substantially increased its sales allowances to address the effects on the Company of increased competition and industry-wide weakness in cartridge-based software sales and slower-than-expected sales of certain products. The decline in fiscal 2000 sales was partially offset by revenues from software for Sega's Dreamcast 128-bit CD game console, but sales for this console were lower in the first nine months of fiscal 2001 than the comparable period of the prior year based predominantly on Sega's announced hardware product discontinuation. The decline in sales for the first nine months of fiscal 2001 was partially offset by an increase in Sony PlayStation and Nintendo Game Boy revenue. See "Results of Operations" discussion below.

         In fiscal 2001, the Company changed its quarterly closing dates from the last calendar day of the quarter to the Saturday closest to the quarter end. The change applies to quarterly dates while the year-end date remains unchanged. For the third quarter of fiscal 2001, the quarter end date was June 2, 2001, which compares to the prior year's closing date of May 31, 2000. The change has not, and is not, expected to have a material effect on the financial condition, results of operations or cash flows of the Company for any quarter of fiscal 2001.

         The Company recorded net earnings of $7.4 million, or $0.12 per fully diluted share, for the three months ended June 2, 2001 compared to a net loss of $(49.7) million, or $(0.88) per fully diluted share, for the three months ended May 31, 2000. For the nine months ended June 2, 2001, the Company reported net earnings of $18.7 million, or $0.32 per fully diluted share, compared to a net loss of $(68.2) million, or $(1.21) per fully diluted share, for the nine months ended May 31, 2000. During the quarter ended June 2, 2001, the Company's early retirement of certain of the Notes resulted in an extraordinary gain of $7.1 million, or approximately $0.12 per fully diluted share. In addition, earnings from operations increased due to a significant reduction in operating expenses of $15.9 million or (39%) in the third quarter of fiscal 2001 when compared to the same period in fiscal 2000. In the second half of fiscal 2000 and continuing into the first nine months of fiscal 2001, the Company implemented expense reduction initiatives, which have reduced operating expenses commencing with the fourth quarter of fiscal 2000 and continuing into fiscal 2001. The plan reduced fixed and variable expenses company-wide, eliminated certain marginal titles under development, reduced staff and lowered marketing expenses, and featured the following efforts:

          o Reduction of Marketing and Selling Expenses - the Company successfully implemented its plan to substantially reduce selling and marketing expenses. For the first nine months of fiscal 2001, the Company's selling and marketing expenses of $24.8 million were $32.3 million or 57% below the same period of the prior year, primarily the result of a reduction in TV and print media advertising as compared to the prior year.


          o Reduction of Overhead and Other Operating Expenses - Through a series of targeted headcount and other operating expense reductions, the Company successfully executed its cost reduction plan, which for the first nine months of fiscal 2001 reduced overhead and other operating expenses by $29.5 million, or 33%, to $59.4 million from $88.9 million for the same period of the prior year.

         For the third quarter of fiscal 2001 and 2000, approximately 65% and 17%, respectively, and for the first nine months of fiscal 2001 and fiscal 2000, approximately 21% and 60%, respectively, of the Company's gross revenue was derived from software developed by its studios. Third quarter revenue for fiscal 2001 was primarily driven by All-Star Baseball 2002 and Crazy Taxi, which accounted for an aggregate of approximately 62% of total revenues and were developed by the Company's internal studios.

         The Company has implemented its two-tier strategy to rationalize its product development efforts by first ensuring that the development of software, for the next generation game consoles was performed by its own studios (i.e. All Star Baseball, Crazy Taxi, Quarterback Club). Internal development will permit the Company to better control variable expenses and help ensure the timely release and quality of its titles scheduled for release in the last quarter of fiscal 2001 and the first half of fiscal 2002. At the same time, the Company's product development efforts for the first half of fiscal 2001 emphasized the licensing of software development to third parties predominantly for already-released platforms. Research and development expenses declined $16.2 million or 36% because the Company reduced the overall number of titles being developed, reduced the development of software for the older consoles and concentrated its software development expenditures predominantly on next-generation platforms. Because of the focus on fewer and better games for the next-generation consoles, and the fact that a significant amount of the research and development work for developing the next-generation game engines is completed, the Company believes that it is well positioned to compete in the future and generally expects research and development expenses to increase in the future as it develops titles and sequels across all platforms. See "Factor Affecting Future Performance: Profitability is Affected by Research and Development Expense Fluctuations due to Console Transitions and Development for Multiple Consoles."

         While significant operating expense reductions in the first nine months of fiscal 2001 of $61.8 million, or 42%, were realized as compared to the same period in fiscal 2000, there is no guarantee that the Company can continue to accomplish all the above expense reductions for the entire year or maintain the already achieved rate.

         As the Company continues to manage through the current game console transition and prepares to compete in the software market for next-generation game consoles, it is necessary that the Company meet its product release schedule, sales projections and manage its operational expenditures at the planned levels in order to generate sufficient liquidity to fund its operations and have the liquidity to repay the remaining Note holders at maturity. See "Liquidity and Capital Resources" below.

         The Company's results of operations in the future will be dependent in large part on (1) the timing and rate of growth of the software market for 128-bit and other emerging game consoles and (2) the Company's ability to identify, develop and timely publish, in accordance with its product release schedule software that performs well in the marketplace.


RESULTS OF OPERATIONS

         The following table shows certain consolidated statements of operations data as a percentage of net revenues for the periods indicated:


                                                        THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                -----------------------------------         -----------------------------------
                                                   JUNE 2,                 MAY 31,             JUNE 2,                MAY 31,
                                                    2001                    2000                2001                   2000
                                                ------------           ------------         ------------           ------------

Domestic revenues.........................         71.5%                   72.3%               72.4%                   63.7 %
Foreign revenues..........................         28.5%                   27.7%               27.6%                   36.3 %
                                               ---------               ---------            --------                  --------

Net revenues..............................        100.0%                  100.0%              100.0%                  100.0 %

Cost of revenues..........................         29.1%                  235.1%               32.4%                   49.7 %
                                               ---------               ---------            --------                 --------
Gross profit..............................         70.9%                (135.1)%               67.6%                   50.3 %
                                               ---------               ---------            --------                 --------

Operating expenses:
   Marketing and selling .................         23.1%                  224.3%               16.4%                   33.2 %
   General and administrative ............         24.7%                  277.4%               19.8%                   25.1 %
   Research and development ..............         16.8%                  341.5%               19.5%                   26.6 %
                                               ---------               ---------            --------                ---------

Total operating expenses.................          64.6%                  843.2%               55.7%                   84.9 %
                                               ---------               ---------            --------                ---------

Earnings (loss) from operations...........          6.3%                (978.3)%               11.9%                  (34.6)%
                                               ---------               ---------            --------                ---------
Interest income..........................           0.1%                   19.6%                 0.2%                    1.8%
Interest expense ........................         (6.5)%                 (56.0)%               (5.2)%                   (4.9)%
Other income (expense)...................           0.8%                   1.7 %                 0.9%                   (0.8)%
                                              ----------               ---------            ---------               ---------
Total other expense......................         (5.6)%                 (34.7)%               (4.1)%                  (3.9)%


Earnings (loss) before income taxes......           0.7%              (1,013.0)%                 7.8%                 (38.5)%
Provision for income taxes...............           0.0%                   13.0%                 0.1%                   1.2 %
                                              ----------            ------------            ---------               ---------


Earnings (loss) before extraordinary gain           0.7%              (1,026.0)%                 7.7%                 (39.7)%
                                              ----------            ------------            ---------             -----------

Extraordinary gain                                 18.4%                    0.0%                  4.7%                   0.0%
                                              ----------            ------------            ----------            -----------

Net earnings (loss) .....................          19.1%              (1,026.0)%                 12.4%                (39.7)%
                                              ==========            ============            ==========            ===========



NET REVENUES

The Company's gross revenues were derived from the following product categories:


                                                                 Three months ended                   Nine months ended
                                                         ----------------------------------     -------------------------------
                                                            June 2,             May 31,            June 2,           May 31,
                                                             2001                2000               2001              2000
                                                         ---------------    ---------------      --------------     -----------


        Nintendo Game Boy software*.................         3.8%                29.2%               13.3%              7.9%
        Nintendo 64 software*.......................         0.2%                34.3%                2.0%             31.7%
        Sony PlayStation: 32-bit software**                 23.9%                15.8%               48.8%             32.6%

        Sony PlayStation 2: 128-bit software**......        66.1%                  -                 20.3%               -
        Sega Dreamcast: 128-bit software**.......            3.9%                 9.5%               11.4%             20.0%

        PC and other software**.....................         2.1%                11.2%                4.2%              7.8%
                                                         ----------------    ---------------    ---------------    ------------

        Total........................................      100.0%               100.0%              100.0%            100.0%
                                                         ================    ===============    ===============    ============



* Denotes cartridge-based product.

** Denotes CD-based product.

----------------

Note: The numbers in this chart do not give effect to sales credits and allowances granted by the Company since the Company does not track such credits and allowances by product category. Accordingly, the numbers presented may vary materially from those that would be disclosed if the Company were able to present such information as a percentage of net revenues.

--------------------

         For the three months ended June 2, 2001, the Company's net revenues increased $33.8 million to $38.6 million from $4.8 million for the same period last year, primarily attributable to PlayStation 2 software sales. Sales for the third quarter of fiscal 2001 were adversely impacted by manufacturing delays causing deferred shipment and revenue recognition (from the third quarter to the fourth quarter). For the nine months ended June 2, 2001, net revenues were $151.0 million reflecting a decrease of approximately $20.9 million or 12% compared to $171.9 million for the same period last year. The decrease for the nine months ended June 2, 2001 compared to the same period of the prior year is predominantly due to the hardware transition from 32-bit and 64-bit consoles to the next-generation 128-bit consoles and lower post-holiday season reorders. Additionally, year-to-date net revenues were also impacted as a result of 29 and 32 titles being released by the Company, during the first nine months of fiscal 2001 and 2000, respectively. Software sales for the first nine months of fiscal 2001 for the 128-bit platforms were below sales of the comparable period of the prior year due to declining sales of software for the Dreamcast platform and the limited distribution of PlayStation 2 game consoles. Over 80% of the Company's year-to-date revenue was derived from CD-based product compared to 50% for the prior year. In fiscal 2001, cartridge-based product accounted for 15% of the revenue compared to last year when it delivered 40% of the revenue. See "Gross Profit" below.

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

         In the quarter ended June 2, 2001, Crazy Taxi for Playstation 2, All-Star Baseball 2002 for Playstation 2, and BMX Maximum ReMix for Playstation 1 accounted for approximately 41%, 21% and 9%, respectively, of the Company's gross revenues. In the quarter ended May 31, 2000, AllStar Baseball 2001 (for
N64), ECW Hardcore (for multiple platforms), and Supercross 2000 (for N64 and Game Boy Color) accounted for approximately 28%, 11% and 10%, respectively, of the Company's gross revenues. For the nine months ended June 2, 2001, Dave Mira Freestyle BMX, Mary-Kate and Ashley, both for multiple platforms, and Crazy Taxi for Playstation 2, accounted for approximately 25%, 16% and 10%, respectively, of the Company's gross revenues. For the same period ended May
31, 2000, ECW Hardcore (for multiple platforms), WWF Attitude (for multiple platforms), and South Park Luv Shack (for multiple platforms) accounted for approximately 11%, 14% and 9%, respectively, of the Company's gross revenues. Sales of remaining titles using South Park properties aggregated approximately 0.4% and 16% of gross revenues in the third quarter of fiscal 2001 and 2000, respectively, and approximately 0.5% and 9% of gross revenues for the nine months of fiscal 2001 and 2000, respectively. Based on the Company's product release strategy, financial resources and the economic viability of such products, licenses relating to WWF, South Park and ECW software were not renewed or were terminated.

         The Company also licenses intellectual properties from third parties, such as the NFL, MLB and NBA or their respective players' associations. These licenses generally permit the Company to market titles utilizing the licensor's properties in exchange for royalty payments.

         The Company is substantially dependent on the game console developers as the sole developers of the game consoles marketed by them, as the sole licensors of the proprietary information and technology needed to develop software for those hardware platforms and, in the case of Nintendo and Sony, as the sole manufacturers of software for the hardware platforms marketed by them. For the quarters ended June 2, 2001 and May 31, 2000, the Company derived 4% and 64%, respectively, of its gross revenues, from sales of Nintendo-compatible software; 24% and 16%, respectively, of its gross revenues from sales of PlayStation 1 software; 66% and 0%, respectively, of its gross revenues from sales of PlayStation 2 software and 4% and 10%, respectively, of its gross revenues from sales of Sega-compatible software. For the nine months ended June 2, 2001 and May 31, 2000, the Company derived 15% and 40%, respectively, of its gross revenues, from sales of Nintendo compatible software; 49% and 33%, respectively, of its gross revenues from sales of PlayStation 1 software; 20% and 0%, respectively, of its gross revenues from sales of PlayStation 2 software and 11% and 20%, respectively, of its gross revenues from sales of Sega-compatible software. The Company anticipates that sales from N64 and Dreamcast software will continue to decline. The Company has discontinued software development for these platforms.

         The Company has a license to develop, and release, titles for Sony's PlayStation 2 and Sega's Dreamcast platforms which were introduced in the U.S. in the first quarter of fiscal 2001 and 2000, respectively. The Company released 16 titles for Dreamcast in fiscal 2000 and has released five titles through the third quarter of fiscal 2001. As for Sony's PlayStation 2, released in the Fall of 2000, the Company has released four titles through the third quarter of fiscal 2001 and expects to release six additional titles in the fourth quarter of fiscal 2001. The first title was launched in November 2000, the second was released in the second quarter and two more were released in the third quarter.

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

         The Company's recent improved profitability is attributable to the strategic transformation of its operating business model from cartridge-based product to CD-based product. Over 80% of the Company's year-to-date revenue for fiscal 2001 was derived from CD-based product compared to 50% from the prior year (See Note 5 to the Financial Statements). The effect of this strategy is reflected in the substantial increase in the Company's gross margins due to (i) lower inventory levels, (ii) improved inventory turnover rates and (iii) reduced markdown allowances due to the change in the product mix to CD. The Company achieved lower inventory levels because the lead time for the production of software has been reduced from six to eight weeks for cartridge-based software to seven to fourteen days for CD-based software. The Company, through its electronic retail sales tracking systems, is able to order and deliver inventory more rapidly based on the reported sell-through at retail, thereby reducing on hand inventory levels, improving inventory turnover rates and reducing inventory related expenses. Additionally, the manufacturing costs of CD-based software (approximately $9 to $10 per unit) are significantly lower than those of cartridge-based software (between $20 and $24 per unit), which allows the Company to permit markdown allowances at various price points while still recovering the manufacturing cost of the CD-based product. Conversely, the higher cost of cartridge-based software does not permit this flexibility and may prevent the Company from recovering its manufacturing cost, as has occurred in the past.

         Gross profit increased to $27.4 million (71% of net revenues) for the three months ended June 2, 2001 from $(6.5) million ((135)% of net revenues) for the three months ended May 31, 2000. For the nine months ended June 2, 2001, gross profit increased to $102.1 million (68% of net revenues) from $86.4 million (50% of net revenues) for the nine months ended May 31, 2000. The increased margin for the three months ended June 2, 2001 over the same period last year is due to significant Playstation 2 software sales volume and the reduced dependency on N64 titles. The Company's gross profit for the nine months of fiscal 2001 compares favorably to the gross profit for the same period one year ago principally as the result of the change in revenue mix. During the third quarter of fiscal 2001, Playstation 2 product accounted for approximately 66% of gross revenue. The CD-based Playstation 2 product yields higher margins due to lower manufacturing costs and lower required sales allowances. For the quarter ended June 2, 2001, N64 titles accounted for only 0.2% of revenues, while N64 titles accounted for approximately 34.3% of gross revenues in the same period of the prior year. For the nine months ended June 2, 2001, N64 titles accounted for 2% of gross revenues and approximately 32% for the same period of the prior year. In addition, for the nine months ended June 2, 2001, sales allowances decreased primarily due to increased rates of retail sell-through for products released in the first nine months of fiscal 2001, compared to lower sell-through rates in the same prior year period, which resulted in the Company providing for and offering customers higher levels of sales allowances. In the third quarter of fiscal 2000, the Company, anticipating the decreased rate of growth for N64 hardware and decreasing N64 software sales, established higher allowances for N64 product shipped during the third quarter of fiscal 2000, and increased the allowances for N64 product that remained unsold in the retail channel. In fiscal 2001, due to the continuing sell-through of N64 and other released and marked down products in the retail channel, the Company did not need to provide for any additional sales allowances for these products for the current year when compared to the prior year. The Company's gross profit in fiscal 2001 will continue to be dependent in large part on the timing and rate of growth of the software market for 128-bit and other emerging game consoles, primarily PlayStation 2, and the Company's ability to identify, develop and timely publish, in accordance with its product release schedule, software that sells through at projected levels at retail. See "Factors Affecting Future
Performance: Liquidity and Meeting Cash Requirements are Dependent on Achieving Timely Product Releases and Sales Objectives."

OPERATING EXPENSES

         Operating expenses for the three months ended June 2, 2001 of $24.9 million (65% of net revenue) were $15.9 million, or 39% lower than the $40.8 million of operating expenses for the comparable period a year ago. Year-to-date operating expenses of $84.2 million (56% of net revenue) were $61.8 million, or 42% below the $146.0 million of operating expenses reported for the nine months ended May 31, 2000.

         Marketing and selling expenses of $8.9 million (23% of net revenues) decreased by $1.9 million or 18% for the three months ended June 2, 2001 from $10.9 million (224% of net revenues) for the three months ended May 31, 2000. Year-to-date marketing and selling expenses of $24.8 million (16% of net revenues) decreased by $32.3 million or 57% from $57.1 million (33% of net revenues) for the same period last year. The decrease in marketing expenses for the three months and nine months ended June 2, 2001 was primarily due to lower net revenues and reduced marketing expenditures in accordance with the Company's operating plan to refocus and limit discretionary marketing spending in TV advertising and print media to significantly lower levels than during the same periods of the prior year. The Company has not expended funds for TV and media advertising because the estimated 4.0 million units installed base in North America of the predominant next generation platform (PlayStation 2) as of June 2001 was not deemed to be cost effective.

         General and administrative expenses of $9.5 million (25% of net revenues) decreased by $3.9 million or 29% for the three months ended June 2, 2001 from $13.4 million (277% of net revenues) for the three months ended May 31, 2000. Year-to-date general and administrative expenses of $29.9 million (20% of net revenues) decreased by $13.3 million or 31% from $43.2 million (25% of net revenues) for the same period last year. The decreases for both the three and nine month periods are primarily due to the cost reduction efforts initiated by the Company in the second half of fiscal 2000 and continuing throughout the first nine months of fiscal 2001. The three and nine month reductions were realized primarily from reductions in personnel and personnel related expenses. Since May 2000, the Company has reduced personnel by 28%, from 800 employees at May 31, 2000 to 574 employees at June 2, 2001.

         Research and development expenses of $6.5 million (17% of net revenues) decreased by $10.0 million or 61% for the three months ended June 2, 2001 from $16.5 million (342% of net revenues) for the three months ended May 31, 2000. Year-to-date research and development expenses of $29.5 million (20% of net revenues) decreased by $16.2 million or 36% from $45.7 million (27% of net revenues) for the same period last year. The decrease in research and development expenses is related to the reduction in the number of overall titles being developed. In addition, the Company reduced development of software for the older consoles and concentrated its software development expenditures predominantly on next-generation platforms. Because of the focus on fewer and better games for the next-generation consoles, and the fact that a significant amount of the research and development work for developing the next-generation game engines is completed, the Company believes that it is well positioned to compete in the future and generally expects research and development expenses to increase in the future as it develops titles and sequels across all platforms. The Company accounts for capitalized software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Software development costs are capitalized once technological feasibility is established. Technological feasibility is evaluated on a product-by-product basis. For products where a proven game engine technology exists and other criteria supporting the technological feasibility of the title in development have been met, the Company capitalizes these costs and expenses them upon release of the product or when they are deemed unrecoverable. The Company capitalized approximately $1.6 million and $0 of software development costs, net of amortization, for the three months ended June 2, 2001 and May 31, 2000, respectively, and approximately $2.9 million and $0 of software development costs, net of amortization, for the first nine months ended June 2, 2001 and May 31, 2000, respectively. Amortization of capitalized software development costs is recorded in cost of revenues.

         Interest income decreased by $0.9 million, or 97%, for the three months ended June 2, 2001 from $0.9 million (19.6% of net revenue) for the three months ended May 31, 2000. For the first nine months ended June 2, 2001, interest income of $0.4 million (0.2% of net revenue) decreased by $2.7 million, or 88.1%, from $3.0 million (1.8% of net revenue) for the same period last year. The reduction in interest income for both the quarter and the first nine months of fiscal 2001 was due to lower cash balances available for investment. Cash and cash equivalent balances were $2.7 million and $29.0 million at June 2, 2001 and May 31, 2000, respectively. Interest expense decreased by $0.2 million, or 6.8%, to $2.5 million (6.5% of net revenue) for the three months ended June 2, 2001 from $2.7 million (56.0% of net revenue) for the three months ended May 31, 2000. For the first nine months of fiscal 2001, interest expense decreased by $0.5 million, or 5.6%, to $7.9 million (5.2% of net revenue) from $8.4 million (4.9% of net revenue) for the same period last year. The decrease in interest expense for the first nine months of fiscal 2001 over fiscal 2000 was due to decreased interest rates in fiscal 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 2, 2001, the Company had a negative working capital position of approximately ($87.1) million as compared to ($76.8) million at August 31, 2000 and a negative working capital position of ($42.1) million at May 31, 2000. The reduction of working capital as of June 2, 2001 was primarily due to the reclassification of the Notes from a long-term to a short-term liability. Cash and cash equivalents totaled approximately $2.7 million at June 2, 2001 compared to $6.7 million at August 31, 2000. See "Factors Affecting Future Performance:
Liquidity and Cash Requirements and Dependence on Achieving Timely Product Release and Sales Objectives".

         The Company's significant loss from operations for the fiscal year ended August 31, 2000 and working capital and stockholders' deficiencies at August 31, 2000 raised substantial doubt about the Company's ability to continue as a going concern. Short-term liquidity in fiscal 2000 and in the first nine months of fiscal 2001 was provided by the Company receiving additional interim borrowings under the Credit Agreement with the Bank on a short-term basis, and in the first nine months of fiscal 2001, also with proceeds from the issuance of common stock and with short-term availability from affiliates of the Company which was borrowed and repaid in each of the second and third quarters of fiscal 2001.

         In March 2001, the Bank entered into junior participation agreements with the Junior Participants under and pursuant to the terms of the existing Credit Agreement between the Company and the Bank. Following the Participation, the Bank advanced $9.5 million to the Company pursuant to the Credit Agreement for working capital purposes (a portion of which was used to repay short-term interim borrowing provided by the Bank earlier in the fiscal 2001 third quarter). The Credit Agreement requires the Company to repay the $9.5 million Participation to the Bank upon termination of the Credit Agreement for any reason, and the junior participation agreement requires the Bank to repurchase the Participation from the Junior Participants on the earlier of March 12, 2005 or the date the Credit Agreement is terminated and the Company repays all amounts outstanding thereunder. To the extent the Company cannot repay the Participation, then subordinate to prior payment of the Company's other obligations to the Bank, the Bank's rights under the Credit Agreement are assigned to the Junior Participants with respect to the unpaid Participation.

         The Company owned a building located at 71 Audrey Avenue, Oyster Bay, New York, which it leased to a third-party tenant. On March 23, 2001, under the terms of the lease buyback agreement, the lessee exercised its option to buy back the property for net consideration of $1.2 million, which proceeds approximated net book value.

         In each of June 2001 and April 2001, the Bank provided the Company with $5.0 million interim funding, above the standard borrowing formula under the Credit Agreement. The Bank in its discretion has agreed to provide the Company with such $10 million overadvance line through October 31, 2001 at which time the line will be reduced to $5 million, which must be repaid by the Company in any event by no later than December 1, 2001. As security for the additional interim funding, two of the Company's executive officers have each personally pledged as collateral 625,000 shares of the Company's common stock with an approximate market value of $5 million as of July 13, 2001. In the event the market value of such pledged stock (based on a 10 trading day average reviewed by the Bank on the 2nd business day of each month) decreases below $5 million and such executive officers do not deliver, within five business days, shares of stock of the Company to cover such shortfall, the Bank is entitled to reduce the overadvance line by an amount equal to the shortfall. In addition, the Company has agreed to issue to the Bank a five-year-warrant to purchase 100,000 shares of the Company's common stock at an initial exercise price equal to the marketprice pershare on the date of issuance.

         Based on the fiscal third quarter $9.5 million advance from the Bank following the Participation, the $5.0 million interim funding provided by the Bank, the retirement of $20.5 million of Notes, the $1.2 million in proceeds from the sale of the Oyster Bay property, the fourth quarter $5.0 million incremental interim funding provided by the Bank, the ongoing support of its vendors, and the proceeds from the exercise of stock options, the Company expects to generate sufficient positive cash flow from operations to meet its currently projected cash and operating requirements for the next 12 months, including the repayment of the remaining Notes at maturity, assuming the Company meets its sales forecast by successfully achieving its planned product release schedule, and continues to realize the savings from implemented expense reductions.

         In addition, the Company continues to actively work with its investment bankers and the Bank in the development of supplemental financing plans to provide additional long-term financing, although there can be no assurance that the Company will be able to consummate any such financing.

         As noted above, the Company reclassified the Notes from long-term to a current liability, as the obligation is repayable within one year. If the Company's cash and projected cash flow from operations in fiscal 2001 or beyond is insufficient to make interest and principal payments when due, the Company may have to restructure its indebtedness. The Company cannot guarantee that it will be able to restructure or refinance its debt on satisfactory terms, or obtain permission to do so under the terms of its existing indebtedness. The Company cannot assure investors that its future operating cash flows will be sufficient to meet its debt service requirements or to repay its indebtedness at maturity. The Company's failure to meet these obligations could result in defaults being declared by the Bank, and the Bank seeking its remedies, including immediate repayment of the debt and/or foreclosure on collateral, which could cause the Company to become insolvent or cease operations.

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

         In June 2001, the Company retired $6.7 million in principal amount of its Notes in exchange for 2,021,882 shares of its common stock. The excess of the $7.2 million fair value of the common shares issued over the principal amount of the Notes retired and accrued interest, amounting to $0.4 million, will be recorded as an extraordinary loss on the early retirement of the Notes in the fourth quarter of fiscal 2001. The Company may be required to issue an additional 250,000 shares of its common stock to the Note holder if the registration statement filed by the Company covering the resale by the Note holder of the common stock issued to the Note holder is not declared effective by August 16, 2001.

         In April and March 2001, the Company retired a total of $13.9 million in principal amount of the Notes for an aggregate purchase price of approximately $6.8 million. Concurrently with the Note repurchases, the Company sold a total of 3,147,000 shares of its common stock to the Note holders for $3.9 million, based on a purchase price of $1.25 per share. The $6.8 million purchase price of the Notes includes $0.8 million for the excess of the fair value of the common stock at issuance over the price paid by the Note holders, plus $6.0 million of cash paid by the Company (including the use of the proceeds of the stock sale). As a result of the Note retirement the Company has recorded an extraordinary gain on the early retirement of the Notes in the third quarter of fiscal 2001 of approximately $7.1 million. Because the registration statement filed with the SEC by the Company covering the resale by the Note holders of the purchased common stock was not declared effective by the SEC by July 15, 2001,the Company is required to issue a total of 750,000 shares of common stock to the Note holders, which will result in a fourth quarter extraordinary charge to the Company of approximately $3.0 million. In addition, the Company must issue to one Note holder up to an additional 1,328,000 shares of common stock if the average closing price of its common stock is less than $0.90 per share for a 20-day period prior to the effective date of such registration statement. As of July 13, 2001, the closing price of the Company's common stock was $4.00. As a result of the Note repurchase the remaining principal amount outstanding at June 2, 2001 is $35.9 million. In June 2001, the Company subsequently retired an additional $6.7 million (see Note 7 to the Financial Statements) in principal amount of the Notes, thereby reducing the remaining outstanding balance to $29.2 million from an outstanding balance of $49.8 million at August 31, 2000. If the Company does not substantially achieve the overall projected revenue levels for the next 12 months as reflected in its business operating plans, the Company either will require additional financing to fund operations or the Company will need to make further significant expense reductions, including, without limitation, the sale of certain assets or the consolidation of certain operations, staff reductions and/or the delay, cancellation or reduction of certain product development and marketing programs. Certain of such measures may require third-party consents or approvals from the Bank, and there can be no assurance that such consents or approvals can be obtained.

         In the event the Company does not achieve the product release schedule, sales assumptions or any additional expense reductions described above, there can be no assurance that the Company will be able to arrange additional financing on satisfactory terms, if at all. Additionally, the Company cannot assure its investors that its future operating cash flows will be sufficient to meet its operating requirements, its debt service requirements or to repay its indebtedness at maturity, including, without limitation, repayment of the Notes. In any such event, the Company's operations and liquidity will be materially adversely affected and the Company would be forced to cease operations.

         The Company used cash in operating activities of approximately ($9.2) million and approximately ($26.2) million during the nine months ended June 2, 2001 and May 31, 2000, respectively. The decrease in cash used in operating activities in the first nine months of fiscal 2001 is primarily attributable to the net earnings achieved in 2001 compared to a net loss in 2000.

         The Company used cash in investing activities of approximately ($2.3) million and ($20.4) million during the nine months ended June 2, 2001 and May 31, 2000, respectively. Cash used in investing activities for the nine months ended June 2, 2001 was primarily the result of capitalized software development costs in the amount of $2.9 million. Cash used in investing activities for the nine months ended May 31, 2000 was primarily attributable to the acquisition of fixed assets, the largest component of which was an enterprise-wide computer system.

         The Company derived net cash from financing activities of approximately $7.6 million and $0.9 million during the nine months ended June 2, 2001 and May 31, 2000, respectively. The increase in net cash provided by financing activities in the first nine months of fiscal 2001 as compared to the first nine months of fiscal 2000 is primarily attributable to the proceeds received from the Bank following the Participation. The Company generally purchases its inventory of Nintendo software by opening letters of credit when placing the purchase order. At June 2, 2001, the amount outstanding under letters of credit was approximately $1.2 million. Other than such letters of credit and ordinary course of business minimum royalty and payable obligations, as of June 2, 2001, the Company does not have any material operating or capital expenditure commitments.

         The Company's relationship with the Bank was established in 1989 pursuant to the Credit Agreement. The Credit Agreement expires on August 31, 2003 but automatically renews for additional one-year periods, unless terminated upon 90 days' prior notice by either party. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined based on a formula including factored receivables and inventory, which advances are secured by substantially all of the Company's assets. The Bank also acts as the Company's factor for the majority of its North American receivables, which are assigned on a pre-approved basis. At June 2, 2001, the factoring charge was 0.25% of the receivables assigned and the interest on advances was at the prime rate plus one percent. Pursuant to the terms of the Credit Agreement, the Company is required to maintain specified levels of working capital and tangible net worth, among other financial covenants. As of June 2, 2001, the Company was not in compliance with certain of the financial covenants under the Credit Agreement. The Company received waivers regarding this non-compliance from the Bank. While the Company anticipates that it will not be in compliance with all of the financial covenants contained in the Credit Agreement in the near term, and anticipates being able to obtain necessary waivers as it has in the past, the Company may not be able to obtain waivers of any future covenant violations. If the Company becomes insolvent, is liquidated or reorganized, after payment to the creditors, there are likely to be insufficient assets remaining for any distribution to stockholders.

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

         Effective September 2000, the Company and certain of the Company's European subsidiaries amended their current receivable facility under which the Bank provided account receivables financing of up to the lesser of approximately $18.0 million or 60% of eligible receivables related to the Company's international operations. The interest rate is 2% above LIBOR. This credit facility has a term of three years automatically renewing for additional one-year periods thereafter, unless terminated upon 90-days' prior notice by either party and is secured by the factored receivables and assets of such subsidiaries.

         In March 2000, pursuant to a seven-year term secured credit facility, the Bank provided the Company with mortgage financing in the amount of $5.4 million relating to its purchase of a building in the United Kingdom. The Company has decided not to utilize the facility and it is now held for sale. Interest is charged on the mortgage note at a rate of 2% above LIBOR (6.53% at June 2, 2001). The Company also has a financing arrangement relating to the mortgage on its corporate headquarters. At June 2, 2001, the outstanding principal balance on the mortgage was $0.7 million.

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

LIQUIDITY AND MEETING CASH REQUIREMENTS ARE DEPENDENT ON ACHIEVING TIMELY PRODUCT RELEASES AND SALES OBJECTIVES

         If the Company does not substantially achieve the overall projected revenue levels for fiscal 2001 as reflected in its business operating plans and does not receive the ongoing support of the Bank and its vendors, the Company will have insufficient liquidity in fiscal 2001 and, the Company either will require additional financing to fund operations or the Company will need to make further significant expense reductions, including, without limitation, the sale of assets or the consolidation of operations, staff reductions, and/or the delay, cancellation or reduction of certain product development and marketing programs. Some of these measures will require third-party consents or approvals, including that of the Bank, and there can be no such assurance that consents or approvals can be obtained.

         Based on the fiscal third quarter $9.5 million advance from the Bank following the Participation, the $5.0 million interim funding provided by the Bank, the retirement of $20.5 million of Notes, the $1.2 million in proceeds from the sale of the Oyster Bay property, the fourth quarter $5.0 million incremental interim funding provided by the Bank, the ongoing support of its vendors, and the proceeds from the exercise of stock options, the Company expects to generate sufficient positive cash flow from operations to meet its currently projected cash and operating requirements for the next 12 months, including the repayment of the remaining Notes ($29.2 million principal amount, plus interest) at maturity, assuming the Company meets its sales forecast by successfully achieving its planned product release schedule, and continues to realize the savings from implemented expense reductions. However, if the Company does not achieve its product release schedule, sales assumptions, continue to realize the savings from implemented expense reductions and continue to receive the support of the Bank and its vendors, there can be no assurance that the Company will be able to arrange additional financing on satisfactory terms, if at all. Additionally, the Company cannot assure its investors that the Company's future operating cash flows will be sufficient to meet its operating requirements, its debt service requirements or to repay its indebtedness at maturity, including, without limitation, repayment of the Notes. If this were to occur, and the Bank determined not to provide further interim support and/or to seek available remedies, the Company's operations and liquidity would be materially adversely affected and the Company could be forced to cease operations.

         Although the Company believes the actions it has taken should return the Company's annual operations to profitability the Company cannot assure its shareholders and investors that the Company will achieve profitability or the sales necessary to avoid further expense reductions. See "Industry Trends, Console Transitions and Technological Change May Adversely Affect The Company's Revenues and Profitability" below.

GOING CONCERN CONSIDERATION

         At August 31, 2000, the Company's independent auditors' report, as prepared by KPMG LLP and dated November 29, 2000, which appears in the Company's Form 10-K, includes an explanatory paragraph relating to substantial doubt as to the ability of the Company to continue as a going concern due to the Company's significant loss from operations in fiscal 2000 and its working capital and stockholders' deficiencies. While the accompanying unaudited financial statements for the nine months ended June 2, 2001 have been prepared under the assumption that the Company will continue as a going concern and report that the Company had net earnings of $18.7 million or $0.32 per diluted share, the Company cannot assure its stockholders and investors that it will continue to achieve profitability.

IF CASH FLOWS FROM OPERATIONS ARE NOT SUFFICIENT TO MEET THE COMPANY'S NEEDS, IT MAY BE FORCED TO SELL ASSETS, REFINANCE DEBT, OR FURTHER DOWNSIZE OR CEASE OPERATIONS

         If the Company does not achieve its product release schedule, sales assumptions, any additional expense reductions described above, and does not continue to receive the support of the Bank and its vendors, the Company will experience insufficient liquidity in fiscal 2001, which may require the Company to sell assets or consolidate operations, reduce staff, refinance debt and/or otherwise restructure its operations.

         In the second half of fiscal 2000, the Company implemented an expense reduction initiative, which reduced operating expenses commencing with the fourth quarter of that fiscal year. During the first nine months of fiscal 2001, the Company continued to implement incremental expense reduction initiatives to reduce operating expenses throughout fiscal 2001 in line with its sales forecasts. The Company's operating plan for fiscal 2001 lowered fixed and variable expenses worldwide, eliminated certain software development projects that were not then expected to achieve the Company's financial return parameters within the following 12 to 18 months and eliminated non-essential marketing expenses and implemented certain staff reductions.

         The Company owned a building located at 71 Audrey Avenue, Oyster Bay, New York, which it leased to a third-party tenant. On March 23, 2001, under the terms of the lease buyback agreement, the lessee exercised its option to buy back the property for net consideration of $1.2 million, which proceeds approximated net book value.

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

ABILITY TO SERVICE DEBT AND PRIOR RIGHTS OF CREDITORS MAY ADVERSELY AFFECT HOLDERS OF COMMON STOCK

         If the Company's cash and projected cash flow from operations in fiscal 2001 or beyond is insufficient to make interest and principal payments when due, the Company may have to restructure its indebtedness. The Company cannot guarantee that it will be able to restructure or refinance its debt on satisfactory terms, or obtain permission to do so under the terms of its existing indebtedness. The Company cannot assure investors that its future operating cash flows will be sufficient to meet its debt service requirements or to repay its indebtedness at maturity. The Company's failure to meet these obligations could result in defaults being declared by the Bank, and the Bank seeking its remedies, including immediate repayment of the debt and/or foreclosure on collateral, which could cause the Company to become insolvent or cease operations.

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

A VIOLATION OF THE COMPANY'S FINANCING ARRANGEMENTS COULD RESULT IN THE LENDER DECLARING DEFAULT AND SEEKING REMEDIES

         If the Company violates the financial or other covenants contained in the Credit Agreement or in the Indenture, it will be in default under the Credit Agreement and/or the Indenture. If a default occurs and is not timely cured or waived by the Bank, the Bank could seek remedies against the Company, including:
(1) penalty rates of interest; (2) immediate repayment of the debt; and/or (3) the foreclosure on any assets securing the debt. Pursuant to the terms of the agreement with the Bank, the Company is required to maintain specified levels of working capital and tangible net worth, among other covenants. While the Company was not in compliance with some of the financial covenants contained in the Credit Agreement as of June 2, 2001, the Company received waivers regarding this non-compliance from the Bank.

         While the Company anticipates that it will not be in compliance with all of the financial covenants in the Credit Agreement in the near term, and anticipates being able to obtain necessary waivers as it has done in the past, the Company cannot make any assurances that it will be able to obtain waivers of any future covenant violations. If the Company becomes insolvent, is liquidated or reorganized, after payment to the creditors, there are likely to be insufficient assets remaining for any distribution to its stockholders.

REVENUES AND LIQUIDITY ARE DEPENDENT ON TIMELY INTRODUCTION OF NEW TITLES

         The timely shipment of a new title depends on various factors, including the development process, debugging, approval by hardware licensors, and approval by third- party licensors. It is likely that some of the Company's titles will not be released in accordance with the Company's operating plans. A significant delay in the introduction of one or more new titles could negatively affect sales and have a negative impact on the Company's financial condition, liquidity and results of operations, as was the case in fiscal 2000 and in the third quarter of fiscal 2001. The Company cannot assure stockholders that its new titles will be released in a timely fashion.

         The life cycle of a new title generally ranges from less than three months to upwards of 12 months, with the majority of sales occurring in the first 30 to 120 days after release. Factors such as competition for access to retail shelf space, consumer preferences and seasonality could result in the shortening of the life cycle for older titles and increase the importance of the Company's ability to release new titles on a timely basis. Therefore, the Company is constantly required to introduce new titles in order to generate revenues and/or to replace declining revenues from older titles. In the past, the Company experienced delays in the introduction of new titles, which have had a negative impact on the Company's results of operations. The complexity of next-generation systems has resulted in higher development expenses, longer development cycles, and the need to carefully monitor and plan the product development process. If the Company does not introduce titles in accordance with its operating plans for a period, its results of operations, liquidity and profitability in that period could be negatively affected.

INDUSTRY TRENDS, CONSOLE TRANSITIONS AND TECHNOLOGICAL CHANGE MAY ADVERSELY AFFECT THE COMPANY'S REVENUES AND PROFITABILITY

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

         In addition, the cyclical nature of the video and computer games industry requires the Company to continually adapt software development efforts to emerging hardware systems. The industry is currently in the midst of a hardware transition from 32-bit and 64-bit to 128-bit game consoles such as Sony's PlayStation 2, Nintendo's GameCube and Microsoft's Xbox. In early 2001, Sega announced its plans to exit the hardware business, cease distribution and sales of its Dreamcast console and re-deploy its resources to develop software for multiple consoles. No assurance can be given that these new game consoles will achieve commercial success similar to and/or installed bases comparable to that of the 32- bit PlayStation or 64-bit N64, nor can any assurances be made as to the timing of their success. In addition, the Company cannot guarantee that it will be successful in developing and publishing software for these new game consoles nor can it guarantee that Microsoft or Nintendo will release their new platforms in accordance with their announced November 2001 release dates.

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

IF PRODUCT RETURNS, PRICE PROTECTION AND ADJUSTMENTS EXCEED ALLOWANCES, THE COMPANY MAY INCUR LOSSES

         In the past, during platform transitions, the Company has had to provide greater price protection and adjustments. Coupled with more competitive pricing, if the Company's allowances for returns, exchanges and price adjustments are exceeded, the Company's financial condition and results of operations will be negatively impacted. The Company is not contractually obligated to accept returns except for defective product. The Company may permit customers to return or exchange products and may provide price protection or concessions on products unsold by the customer. The Company believes that at June 2, 2001, its allowances for future returns, exchanges and price protection and adjustments are adequate.

         Management makes significant estimates and assumptions regarding allowances for estimated product returns, price protection and adjustments in preparing the Company's financial statements. The Company establishes allowances at the time of product shipment, taking into account the potential for product returns, price protection and adjustments based primarily on: (1) market acceptance of products in retail and distributor inventories; (2) level of retail inventories; (3) seasonality; and (4) historical return and price adjustment rates. The Company cannot guarantee the adequacy of its current or future allowances.

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

         Substantially all of the Company's revenues have historically been derived from sales of software for game consoles. For the nine months ended June 2, 2001 and May 31, 2000, the Company derived:

         o 15% and 40%, respectively, of gross revenues from the sale of Nintendo-compatible software;
         o 49% and 33%, respectively, of gross revenues from the sale of Sony PlayStation software;
         o 20% and 0%, respectively, of gross revenues from the sale of Sony PlayStation 2 software;
         o 11% and 20%, respectively, of gross revenues from the sale of Sega-compatible software; and
         o 5% and 7%, respectively, of gross revenue from the sale of PC and other software.

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

PROFITABILITY IS AFFECTED BY RESEARCH AND DEVELOPMENT EXPENSE FLUCTUATIONS DUE TO CONSOLE TRANSITIONS AND DEVELOPMENT FOR MULTIPLE CONSOLES

         The Company's research and development expenses decreased ($10.0) million to $6.5 million, or (61%), for the quarter ended June 2, 2001 from $16.5 million for the quarter ended May 31, 2000 and decreased ($16.2) million to $29.5 million, or (36%), for the nine months ended June 2, 2001 from $45.7 million for the same period one year ago. Although the Company anticipates that its future product development expenses will continue to be lower than the prior year in the remainder of fiscal 2001 due to the Company's focus on fewer hardware systems, the Company cannot assure its investors that its product development expenses will not increase thereafter as a result of the complexity of developing games for the new 128-bit game consoles. The Company anticipates that its profitability will continue to be impacted by the levels of research and development expenses relative to revenues, and by fluctuations relating to the timing of development in anticipation of the next-generation platforms.

         During fiscal 2000, the Company focused its development efforts and costs on N64, PlayStation 1, PlayStation 2, Xbox and Dreamcast, while incurring incremental costs in the development of tools and engines necessary for the new platforms. The Company's current release schedule commencing in the second quarter of fiscal 2001 is developed around PlayStation 2, Xbox, Game Boy Advance and Game Cube. In addition, the Company will continue to support PlayStation 1 and Game Boy Color through a select group of independent software developers, thus permitting the Company to reduce in part its internal development costs.

INABILITY TO PROCURE COMMERCIALLY VALUABLE INTELLECTUAL PROPERTY LICENSES MAY PREVENT PRODUCT RELEASES OR RESULT IN REDUCED PRODUCT SALES

         The Company's titles often embody trademarks, trade names, logos, or copyrights licensed to it by third parties, such as the NBA, the NFL and MLB or their respective players' associations. The Company may not be successful in acquiring or renewing licenses to property rights with significant commercial value. The loss of one or more of these licenses could prevent the Company's release of a title or limit its economic success. For example, the Company's license for the WWF properties expired in November 1999 and was not renewed. Sales of titles using WWF properties aggregated 0% of gross revenues for the nine months ended June 2, 2001 as compared to 14% for the nine months ended May 31, 2000. The Company's license for the South Park properties was terminated in September 2000. See "Legal Proceedings." Sales of titles using South Park properties aggregated 0.5% and 9% of gross revenues in the first nine months of fiscal 2001 and 2000, respectively. Based on the Company's product release strategy, financial resources and the economic viability of such products, licenses relating to WWF, South Park and ECW software were not renewed or were terminated. In addition, the Company cannot assure stockholders that its licenses will be extended on reasonable terms or at all.

         License agreements relating to these rights generally extend for a term of two to three years. The agreements are terminable upon the occurrence of a number of factors, including the Company's (1) material breach of the agreement;
(2) failure to pay amounts due to the licensor in a timely manner; or (3) bankruptcy or insolvency.

COMPETITION FOR MARKET ACCEPTANCE AND RETAIL SHELF SPACE, PRICING COMPETITION, AND COMPETITION WITH THE HARDWARE MANUFACTURERS, AFFECTS THE COMPANY'S REVENUE AND PROFITABILITY

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

         As each hardware cycle matures, significant price competition and reduced profit margins result as the Company experienced in fiscal 2000. In addition, competition from new technologies may reduce demand in markets in which the Company has traditionally competed. As a result of prolonged price competition and reduced demand as a result of competing technologies, the Company's operations and liquidity have been, and in the future could continue to be, negatively impacted.

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

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS LEAD TO UNPREDICTABILITY OF REVENUES AND INCOME

         The timing of release of new titles can cause material quarterly revenues and earning fluctuations. A significant portion of revenues in any quarter is often derived from sales of new titles introduced in that quarter or in the immediately preceding quarter. If the Company is unable to begin volume shipments of a significant new title during the scheduled quarter, as has been the case in the past (including the third quarter of fiscal 2001), its revenues and earnings will be negatively affected in that period. In addition, because a majority of the unit sales for a title typically occur in the first 30 to 120 days following its introduction, revenues and earnings may increase significantly in a period in which a major title is introduced and may decline in the following period or in which there are no major title introductions.

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

STOCK PRICE IS VOLATILE AND STOCKHOLDERS MAY NOT BE ABLE TO RECOUP THEIR INVESTMENT

         There is a history of significant volatility in the market prices of companies engaged in the software industry, including Acclaim Entertainment, Inc. Movements in the market price of the Company's common stock from time to time have negatively affected stockholders' ability to recoup their investment in the stock. The price of the Company's common stock is likely to continue to be highly volatile, and stockholders may not be able to recoup their investment. If the Company's future revenues, profitability or product releases do not meet expectations, the price of the Company's common stock may be negatively affected.

IF THE COMPANY'S SECURITIES WERE DELISTED FROM THE NASDAQ SMALL CAP MARKET, IT MAY NEGATIVELY IMPACT THE LIQUIDITY OF ITS COMMON STOCK

         In the fourth quarter of fiscal 2000, the Company's securities were delisted from quotation on The NASDAQ National Market. The Company's common stock is currently trading on The NASDAQ Small Cap Market. Although the Company meets the current listing criteria for The NASDAQ Small Cap Market, no assurance can be given as to the Company's ongoing ability to meet The NASDAQ Small Cap Market maintenance requirements. In order to obtain relisting of its common stock on The NASDAQ National Market, the Company must satisfy certain quantitative designation criteria. No assurance can be given that the Company will be able to meet such relisting criteria for The NASDAQ National Market in the near future.

         If the Company's common stock was to be delisted from trading on the NASDAQ Small Cap Market, trading, if any in the common stock may continue to be conducted on the OTC Bulletin Board or in the non-NASDAQ over-the-counter market. Delisting of the common stock would result in limited release of the market price of the common stock and limited news coverage of the Company and could restrict investors' interest in the common stock as well as materially adversely affect the trading market and prices for the common stock and the Company's ability to issue additional securities or to secure additional financing.

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

         The Company believes that its proprietary rights do not infringe on the proprietary rights of others. As the number of titles in the industry increases, the Company believes that claims and lawsuits with respect to software infringement will also increase. From time to time, third parties have asserted that some of the Company's titles infringed their proprietary rights. The Company has also asserted that third parties have likewise infringed its proprietary rights. These infringement claims have sometimes resulted in litigation by and against the Company. To date, none of these claims has negatively impacted the Company's ability to develop, publish or distribute its software. The Company cannot guarantee that future infringement claims will not occur or that they will not negatively impact its ability to develop, publish or distribute its software.

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

SHARES ELIGIBLE FOR FUTURE SALE

         As of July 16, 2001 the Company had 64,333,912 shares of common stock issued and outstanding, of which 15,625,032 are "restricted" securities within the meaning of Rule 144 under the Securities Act. Generally, under Rule 144, a person who has held restricted shares for one year may sell such shares, subject to certain volume limitations and other restrictions, without registration under the Securities Act.

         As of the date of this report, 4,493,938 shares of common stock are covered by effective registration statements under the Securities Act for resale on a delayed or continuous basis by certain security holders of the Company, of which 895,465 shares of common stock are issuable upon the exercise of warrants issued in settlement of litigation. Subject to certain limitations, officers and/or directors of the Company have contractual rights to require the Company to register an aggregate of 2,750,000 shares of common stock (issuable upon the exercise of warrants).

         As of June 2, 2001, the outstanding principal amount of the Company's Notes was $35.9 million, which are convertible into approximately 6,925,676 shares of common stock. Such shares, if issued pursuant to the terms of the Indenture, and the Notes would be generally eligible for resale. There is currently $29.2 million outstanding of the Company's Notes following the fourth quarter 2001 retirement of approximately $6.7 million principal amount of the Notes, which are convertible into approximately 5,641,892 shares of common stock (See Note 7, "Subsequent Events" in Notes To Financial Statements).

         Because the registration statement filed with the SEC by the Company covering the resale by the Note holders of the purchased common stock was not declared effective by the SEC by July 15, 2001, the Company is required to issue a total of 750,000 shares of common stock to the Note holders which will result in a fourth quarter extraordinary charge to the Company of approximately [$3.0 million]. In addition, the Company must issue to one Note holder up to an additional 1,328,000 shares of common stock if the average closing price of its common stock is less than $0.90 per share for a 20-day period prior to the effective date of such registration statement. As of July 13, 2001, the closing price of the Company's common stock was $4.00.

         In connection with the June 2001 retirement (see Note 7) of $6.7 million in principal amount of the Notes, the Company will be required to issue an additional 250,000 shares of its common stock to one Note holder, if the registration statement is not declared effective by the SEC by August 16, 2001.

         In addition to the warrants described above, a total of 2,450,000 shares of common stock are issuable upon the exercise of warrants, including warrants to purchase 2,250,000 shares of common stock owned by certain investors.

         The Company has also registered on Form S-8 a total of 14,236,000 shares of common stock (issuable upon the exercise of options) under its 1988 Stock Option Plan and its 1998 Stock Incentive Plan, and a total of 2,448,425 shares of common stock under its 1995 Restricted Stock Plan. As of June 2, 2001, options to purchase a total of 11,971,339 shares of common stock were outstanding under the 1988 Stock Option Plan and its 1998 Stock Incentive Plan, of which 8,809,713 were exercisable.

      In connection with licensing and distribution arrangements, acquisitions of other companies, the repurchase of Notes and financing arrangements, the Company has issued and may continue to issue common stock or securities convertible into common stock. Any such issuance or future issuance of substantial amounts of common stock or convertible securities could adversely affect prevailing market prices for the common stock and could adversely affect the Company's ability to raise capital.

Item 3 .    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has not entered into any financial instruments for trading or hedging purposes.

         The Company's results of operations are affected by fluctuations in the value of its subsidiaries' functional currency as compared to the currencies of its foreign denominated sales and purchases. The results of operations of the Company's subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which the Company transacts business. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. At June 2, 2001 and August 31, 2000, the Company's foreign currency translation adjustments were ($1.0) million and ($0.8) million, respectively. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         The Company and other companies in the entertainment industry were sued in an action entitled James, et al. v. Meow Media, et al. filed in April 1999 in the U.S. District Court for the Western District of Kentucky, Paducah Division, Civil Action No. 5:99 CV96-J. The plaintiffs alleged that the defendants negligently caused injury to the plaintiffs as a result of, in the case of the Company, its distribution of unidentified "violent" video games, which induced a minor to harm his high school classmates, thereby causing damages to plaintiffs, the parents of the deceased individuals. The plaintiffs seek damages in the amount of approximately $110,000,000. The U.S. District Court for the Western District of Kentucky dismissed this action; however, it is currently on appeal to the U.S. Court of Appeals for the Sixth Circuit. Oral argument on the appeal is scheduled to take place during the summer. The Company intends to defend this action vigorously.

         The Company and other companies in the entertainment industry were sued in an action entitled Sanders et al. v. Meow Media et al., filed in April 2001 in the U.S. District Court for the District of Colorado, Civil Action No. 01-0728. The complaint purports to be a class action brought on behalf of all persons killed or injured by the shootings which occurred at Columbine High School on April 20, 1999. The Company is a named defendant in the action along with more than ten other publishers of computer and video games (the "Video Game Defendants"). The complaint alleges that the Video Game Defendants negligently caused injury to the plaintiffs as a result of their distribution of unidentified "violent" video games, which induced two minors to kill a teacher related to the plaintiff and to kill or harm their high school classmates, thereby causing damages to plaintiffs. The complaint seeks: compensatory damages in an amount not less than $15,000 for each plaintiff in the class, but up to $20,000,000 for some of the members of the class; punitive damages in the amount of $5,000,000,000; statutory damages against certain other defendants in the action; and equitable relief to address the marketing and distribution of "violent" video games to children. The Company believes the plaintiffs' claims are substantially similar to those dismissed by the U.S. District Court, and are on appeal, in the James case discussed above. The Company filed a motion to dismiss this action on July 9, 2001. The Company intends to defend this action vigorously.

         The Company received a demand for indemnification from the defendant Lazer-Tron Corporation ("Lazer-Tron") in a matter entitled J. Richard Oltmann v. Steve Simon, No. 98 C1759 and Steve Simon v. J. Richard Oltmann, J Richard Oltmann Enterprises, Inc., d/b/a Haunted Trails Amusement Parks, and RLT Acquisitions, Inc., d/b/a Lazer-Tron, No. A 98CA 426, consolidated as U.S. District Court Northern District of Illinois Case No. 99 C 1055 (the "Lazer-Tron Action"). The Lazer-Tron Action involves the assertion by plaintiff Simon that defendants Oltmann, Haunted Trails and Lazer-Tron misappropriated plaintiff's trade secrets. Plaintiff alleges claims for Lanham Act violations, unfair competition, misappropriation of trade secrets, conspiracy, and fraud against all defendants, and seeks damages in unspecified amounts, including treble damages for Lanham Act claims, and an accounting. Pursuant to an Asset Purchase Agreement (the "Agreement") made as of March 5, 1997, the Company sold Lazer-Tron to RLT Acquisitions, Inc. ("RLT"). Under the Agreement, the Company assumed and excluded specific liabilities, and agreed to indemnify RLT for certain losses, as specified in the Agreement. In an August 1, 2000 letter, counsel for Lazer-Tron in the Lazer-Tron Action asserted that the Company's indemnification obligations in the Agreement applied to the Lazer-Tron Action, and demanded that the Company indemnify Lazer-Tron for any losses which may be incurred in the Lazer-Tron Action. In an August 22, 2000 response, the Company asserted that any losses which may result from the Lazer-Tron Action are not assumed liabilities under the Agreement for which the Company must indemnify Lazer-Tron. In a November 20, 2000 letter, Lazer-Tron responded to Acclaim's August 22 letter and reiterated its position that Acclaim must indemnify Lazer-Tron with respect to the Lazer-Tron Action. No other action with respect to this matter has been taken to date.

         On November 27, 2000, the Company was sued in the U.S. District Court for the Southern District of New York, in an action entitled Comedy Partners vs. Acclaim Entertainment, Inc. (00 Civ. 9051 (S.D.N.Y.) (AKH.) In addition, on or about December 15, 2000, an action was commenced against the Company entitled Comedy Partners v. Acclaim Entertainment, Inc., Index No. 605476/00 (Supreme Court, New York County). On March 9, 2001, the Company reached an agreement with Comedy Partners to settle all claims between the parties for $900,000 which amount was included in accrued royalties payable at August 31, 2000 and March 3, 2001. Such amount was paid in full in installments by the Company in the third and fourth quarters of fiscal 2001.

             The Company is also party to various litigations arising in the ordinary course of our business, the resolution of none of which, we believe, will have a material adverse effect on our liquidity or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        On March 12, 2001, as an inducement to the Junior Participants to participate in the Participation with the Bank, the Company, in reliance upon
Section 4(2) of the Securities Act, issued to the Junior Participants five-year warrants to purchase an aggregate of 2,375,000 shares of common stock of the Company exercisable at an initial price of $1.25 per share. Two executive officers of the Company each own separate entities which received warrants to purchase 625,000 shares of common stock of the Company in connection with their pro rata allocation of the Participation. Another director of the Company received warrants to purchase 125,000 shares of common stock in connection with his pro rata allocation of the Participation.

        In April and March 2001, the Company retired a total of $13.9 million in principal amount of the Notes for an aggregate purchase price of approximately $6.8 million. Concurrently with the Note repurchases, the Company sold a total of 3,147,000 shares of its common stock to the Note holders for $3.9 million, based on a purchase price of $1.25 per share. The $6.8 million purchase price of the Notes includes $0.8 million for the excess of the fair value of the common stock at issuance over the price paid by the Note holders, plus $6.0 million of cash paid by the Company (including the use of the proceeds of the stock sale). As a result of the Note retirement the Company has recorded an extraordinary gain on the early retirement of the Notes in the third quarter of fiscal 2001 of approximately $7.1 million.

        Because the registration statement filed with the SEC by the Company covering the resale by the Note holders of the purchased common stock was not declared effective by the SEC by July 15, 2001, the Company is required to issue a total of 750,000 shares of common stock to the Note holders. which will result in a fourth quarter extraordinary charge to the Company of approximately [$3.0 million]. In addition, the Company must issue to one Note holder up to an additional 1,328,000 shares of common stock if the average closing price of its common stock is less than $0.90 per share for a 20-day period prior to the effective date of such registration statement. As of July 13, 2001, the closing price of the Company's common stock was $4.00. As a result of the Note repurchase the remaining principal amount outstanding at June 2, 2001 is $35.9 million. In June 2001, the Company subsequently retired an additional $6.7 million (see Note 7 to the Financial Statements) in principal amount of the Notes, thereby reducing the remaining outstanding balance to $29.2 million from an outstanding balance of $49.8 million at August 31, 2000.

        In June and July 2001, in reliance upon Section 4(2) of the Securities Act, the Company issued an aggregate of 329,389 shares of common stock to consultants in connection with services rendered to the Company under certain software development agreements.

        In June 2001, the Company retired $6.7 million in principal amount of the Notes in exchange for 2,021,882 shares of its common stock. As a result of this Note retirement, the Company expects to report an extraordinary loss on the early retirement of the Notes in the fourth quarter of approximately ($0.4) million. The Company may be required to issue an additional 250,000 shares of common stock to this Note holder if the registration statement filed by the Company covering the resale by the Note holder of such common stock is not declared effective by August 16, 2001. As a result of this Note retirement, the remaining principal amount of the Notes outstanding is $29.2 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K





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



   Exhibit No.     Description

      10.10 Form of Participation Agreement between GMAC and each of the Junior Participants (incorporated by reference to Exhibit
                   10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 3, 2001).

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

      10.15 Note and Common Stock Purchase Agreement between the Company and Triton Capital Management, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Registration
                   Statement on Form S-3 filed on April 16, 2001 (Registration
                   No. 333-59048 (the "2001 S-3")).

      10.16 Note and Common Stock Purchase Agreement between the Company and JMG Convertible Investments, L.P. (incorporated by reference to Exhibit 10.2 to the 2001 S-3).

      10.17 Note and Common Stock Purchase Agreement between the Company and Alexandra Global Investment Fund I, Ltd. (incorporated by reference to Exhibit 10.3 to the 2001 S-3).


--------------------------------------------------------------------------------

(b)      Reports on Form 8-K

(1)      Current Report on Form 8-K filed with the SEC on March 22, 2001

(2)      Current Report on Form 8-K filed with the SEC on April 13, 2001.

(3)      Current Report on Form 8-K filed with the SEC on July 3, 2001.

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



/s/ James Scoroposki                    Co-Chairman of the Board; Senior       July 17, 2001
-----------------------------           Executive Vice President; Secretary;   -----------------------
James Scoroposki                        Treasurer and Director                 Date

/s/ Gerard F. Agoglia                   Executive Vice President and Chief     July 17, 2001
-----------------------------           Financial Officer (principal financial ------------------------
Gerard F. Agoglia                       and accounting officer)                Date
