Form 10-K
period 2001-08-31
ACCLAIM ENTERTAINMENT INC
filed 2001-11-29
CIK 804888

                                     U.S.
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

=============================================================================
                                   FORM 10-K
=============================================================================

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2001

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


       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.02 PAR VALUE
       ----------------------------------------------------------------
                               (Title of class)

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

         As at November 26, 2001, 78,976,026 shares of Common Stock of the Registrant were issued and outstanding and the aggregate market value of voting common stock held by non-affiliates was approximately $384,670,004.

         The Registrant's Proxy Statement for its Annual Meeting of Stockholders relating to fiscal 2001 is hereby incorporated by reference into
Part III of this Form 10-K.

                           ACCLAIM ENTERTAINMENT, INC
                 INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                           YEAR ENDED AUGUST 31, 2001

                               ITEMS IN FORM 10-K

                                                                                                                    PAGE
                                                                                                                    ----
PART I
   ITEM 1.     BUSINESS............................................................................................    3
   ITEM 2.     PROPERTIES..........................................................................................   21
   ITEM 3.     LEGAL PROCEEDINGS...................................................................................   22
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................   23

PART II
   ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............................   24
   ITEM 6.     SELECTED FINANCIAL DATA.............................................................................   25
   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............   26
   ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................   41
   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................................   42
   ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................   72

PART III
   ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................................   73
   ITEM 11.    EXECUTIVE COMPENSATION..............................................................................   73
   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................   73
   ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................   73

PART IV
   ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....................................   74
   SIGNATURES......................................................................................................   78

                                    PART I

         This Annual Report on Form 10-K (including Item 1 ("Business") and
Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations")) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "believe," "anticipate," "think," "intend," "plan," "expect," "project," "will be" and similar expressions identify such forward-looking statements. The forward-looking statements included herein are based on current expectations and assumptions that involve a number of risks and uncertainties. Such statements regarding future events and/or the future financial performance of Acclaim Entertainment, Inc., together with its subsidiaries (the "Company") are subject to certain risks and uncertainties, such as the timing of game console transitions, the continued support of the Company's lead lender and vendors, delays in the completion or release of products, the availability of financing, the achievement of sales assumptions as projected, the continuation of savings from expense reductions, the risk of war, terrorism and similar hostilities, the possible lack of consumer appeal and acceptance of products released by the Company, fluctuations in demand, that competitive conditions within the Company's markets will not change materially or adversely, that the Company's forecasts will accurately anticipate market demand, and the risks discussed in "Factors Affecting Future Performance", which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statement. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 1. BUSINESS.

INTRODUCTION

         The Company develops, publishes, distributes and markets under its brand names video and computer games on a worldwide basis for popular interactive entertainment consoles, such as Sony's PlayStation and PlayStation 2, Nintendo's Game Boy Advance and GameCube and Microsoft's Xbox, and, to a lesser extent, PCs. In fiscal 2001, the Company released a total of thirty-five titles for PlayStation, PlayStation 2, Game Boy Color, Dreamcast, and PCs. In fiscal 2002, the Company currently plans to release a total of approximately fifty titles for PlayStation, PlayStation 2, Game Boy Advance, GameCube and Xbox, as well as PCs. The Company develops its own software in its six software development studios located in the U.S. and the U.K., which includes a motion capture studio and a recording studio in the U.S., and contracts with independent software developers to create software for the Company. The Company distributes its software directly through its subsidiaries in North America, the U.K., Germany, France, Spain, and
Australia. The Company uses regional distributors in Japan and the Pacific Rim. The Company also distributes software developed and published by third parties, develops and publishes strategy guides relating to its software and issues "special edition" comic magazines from time to time to support its time valued brands, Turok and Shadow Man.

         The Company's operating strategy is to develop and publish video and computer game software for each of the major video game consoles and PCs. The Company uses a brand structure and operates its business under four separate strategic business groups or key brands: Acclaim Games, Acclaim Sports, Acclaim Max Sports, and Club Acclaim.

         Substantially all of the Company's revenues are derived from one industry segment: the publication of interactive entertainment software. For information about the Company's foreign and domestic operations, see Note 17 (Segment Information) of the Notes to Consolidated Financial Statements in
Item 8 of this Form 10-K. The Company is a Delaware corporation, founded in 1987.

INTERACTIVE ENTERTAINMENT SOFTWARE INDUSTRY OVERVIEW

         The interactive entertainment software industry is driven by the size of the installed base of game consoles distributed and marketed by Sony, Nintendo and Microsoft, and PCs dedicated for home use.

         The video and computer games industry currently is characterized by rapid technological changes mostly due to the introduction of new hardware systems, which incorporate the latest in chip design approximately every four to five years, by Sony, Nintendo and Microsoft. Approximately, every four to five years the new game consoles are replaced by more technologically powerful systems, and the software published for these new systems generally has better sound and graphics. This is especially true for simulation games such as sports, driving, shooting and role-playing games.

         These and other factors have resulted in successive introductions of increasingly advanced game consoles and PCs, since their first introduction in the late 1970's with the Atari 2600. As a result of the rapid technological shifts, no single game console or PC system has achieved long-term dominance in the video and computer games market, although Nintendo has continued as a major publisher and game console manufacturer since the introduction of the Nintendo Entertainment System during the Christmas season of 1985 and Sony has been a major publisher and game console manufacturer since the introduction of PlayStation, in fiscal 1997. Therefore, the Company must continually anticipate game console cycles and its research and development group must develop software programming tools and engines for emerging hardware systems. The video and computer games industry began to shift systems with the introduction of Sega's Dreamcast in the fall of fiscal 2000, and the introduction of Sony's PlayStation 2 in the fall of fiscal 2001. In the U.S., in November 2001, Nintendo introduced its next-generation game console, GameCube, and Microsoft introduced its first game console, Xbox.

         The rapid technological advances in game consoles have significantly changed the look and feel of software as well as the software development process. Currently, the process of developing software for the new 128-bit game consoles (PlayStation 2, GameCube and Xbox) is extremely complex and the Company expects it to become more complex and expensive with the advent of more powerful game consoles in the future. See "Factors Affecting Future
Performance: Fluctuations in Quarterly Operating Results Lead to Unpredictability of Revenues and Income" below.

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

SOFTWARE DEVELOPMENT

         The Company invests in the creation and development of software programming tools that are used in the design and development of its software. The Company has used these programming tools to create game engines for each of the next-generation hardware systems. The Company believes that these tools and engines give it a competitive advantage in the creation of state-of-the-art software.

         Fiscal 2001 was a transition year for the Company; approximately 24% of the Company's gross revenues in fiscal 2001 were derived from software developed in its studios. The balance was contracted through third-party software developers. In fiscal 2002 and beyond, the Company anticipates that the majority of its revenues will be derived from software developed in its own studios, through the release of its major franchise titles, All Star Baseball, Legends of Wrestling, Extreme G 3, NFL Quarterback Club and Turok, amongst others. The Company believes that its long term success depends on its ability to design and develop innovative interactive entertainment products.

         The Company's software development strategy is driven by:
         o the long-term anticipated success of the next-generation systems in the domestic and European market place;
         o  the user demographics of the hardware systems;
         o  consumer preferences; and
         o  the cost of developing software for the hardware systems.

         The Company develops, publishes, distributes, and markets software for multiple interactive entertainment consoles, and, to a lesser extent, PCs, on a worldwide basis. Currently, the Company is focused on developing software for:

         o  Nintendo's GameCube;
         o  Nintendo's handheld Game Boy Advance;
         o  Sony's PlayStation 2;
         o  Microsoft's Xbox; and
         o  PCs.

         The development time for the Company's software for both dedicated game consoles and PCs is currently between twelve and thirty-six months and the average development cost for a title is between $2.0 million and $8.0 million. The development time for the Company's software for handheld systems is currently between six and nine months and the average development cost for a title is between $200,000 and $400,000. The cost of manufacturing cartridge software is significantly higher than CD software, resulting generally in better margins for CD software. Nintendo's handheld system (Game Boy Advance) is the only cartridge-based system in the market for which the Company is developing software titles. The Company is no longer developing titles for Nintendo's N64 system (cartridge-based), and Sega's Dreamcast system (CD-based) as a result of Sega's decision to exit the business. In part, the Company's recent profitability is attributable to the strategic transformation of its operating business model from cartridge-based product to CD-based product. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Item 7 in this Form 10-K.

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

         The Company tests software developed both by its studios and third-party developers for bugs prior to manufacture. The software developed for the game consoles is also tested for bugs by the hardware manufacturers. The Company's software for PCs is tested for bugs both internally and by independent testing organizations. To date, the Company has not had to recall any software due to bugs.

PRODUCTS

         The Company's operating strategy is to develop and publish video game software for each of the major video game consoles and PCs. The Company uses a brand structure and operates its business under four separate strategic business groups or key brands. The Company supports this strategy through the regularly scheduled introduction of new titles featuring those brands which continue to enjoy the support of the user group.

         The Company intends to develop one or more additional key brands each year based on licensed or original properties, which may then be featured on an annual basis in successive titles. The Company's console and PC titles are primarily sports simulation, real-time simulation, adventure and arcade-style games.

         The average life cycle of a new title is largely dependent on its initial success and generally ranges from less than three months to upwards of twelve to eighteen months, with the majority of sales occurring in the first thirty to one hundred and twenty days after release. Therefore, the Company is constantly required to introduce new titles in order to generate revenues and/or replace declining revenues from older titles.

         The Company uses and has used licenses from a variety of sources to market its software:

         o professional sports - NFL, MLB/MLBPA, NBA, and HBO Boxing;
         o comic books - Turok and Shadow Man;

         o extreme sports personalities - Dave Mirra, Jeremy McGrath, and Chris Edwards;
         o racing - Paris Dakar and Ducati;
         o arcade - Crazy Taxi and 18 Wheeler American Pro Trucker;
         o television, film and sports personalities - Mary-Kate & Ashley (the Olsen twins), Brett Favre, and Derek Jeter; and
         o television and film programs - The Simpson's, Terminator 2 and South Park.

         Some of the agreements granting the Company rights to use these brands are restricted to individual properties, and some agreements cover a series of properties or grant rights to create software based on or featuring particular brands over a period of time. See discussion below on "Intellectual Property Licenses;" "Factors Affecting Future Performance: Inability to Procure Commercially Valuable Intellectual Property Licenses May Prevent Product Releases or Result in Reduced Product Sales" and Note 2 (License Agreements) to the Notes to Consolidated Financial Statements at Item 8 in this Form 10-K.

         In fiscal 2001, the Company released a total of thirty-five titles for PlayStation, PlayStation 2, Game Boy Color, Dreamcast and for PCs, as compared to a total of forty-eight titles for N64, PlayStation, Game Boy Color, Dreamcast and for PCs in fiscal 2000. In fiscal 2002, the Company currently plans to release a total of approximately fifty titles for PlayStation, PlayStation 2, Game Boy Advance, GameCube, Xbox and PCs. In November 2001, the Company released four titles for Nintendo's GameCube and two titles for Game Boy Advance. See "Factors Affecting Future Performance: The Company's Future Success Is Dependent on its Ability to Release "Hit" Titles" below.

         The following table shows the number of titles released by the Company in the years indicated across the various game platforms:


                              FISCAL YEARS ENDED AUGUST 31,
                              -----------------------------
                              2001          2000       1999
                              ----          ----       ----
PlayStation 2                    9             -          -
PlayStation                     12             9          7
Nintendo 64                      -            10         14
Dreamcast                        5            16          1
Game Boy                         6             9          7
PC                               3             4          6
                            ------      --------    -------
Total                           35            48         35

PLATFORM LICENSE AGREEMENTS

         The Company and various Sony computer entertainment companies (collectively, "Sony") have entered into agreements pursuant to which the Company has a non-exclusive, non-transferable license to utilize the "Sony" name and its proprietary information and technology in order to develop and distribute software for the PlayStation and the PlayStation 2 in various territories throughout the world, including North America, Australia, and Europe. The Company pays Sony a royalty fee plus the manufacturing cost for each unit Sony manufactures for the Company; this payment is made upon manufacture of the units. The Company's agreements with Sony for PlayStation platforms expire at various times through 2003.

         The Company and various Nintendo entertainment companies (collectively, "Nintendo") have entered into agreements pursuant to which the Company has a non-exclusive, non-transferable license to utilize the "Nintendo" name and its proprietary information and technology in order to develop and distribute software for Game Boy and Game Boy Color in various territories throughout the world, including North America, Australia, Europe and New Zealand; and for Game Boy Advance in North America. The Company has recently completed negotiations with Nintendo regarding licenses relating to the development and distribution of software for GameCube in North America and Game Boy Advance in Australia, Europe and New Zealand, and execution of the license agreements is expected shortly. Until that time, the Company will develop and distribute GameCube software under its customary and usual arrangements with Nintendo. See "Factors Affecting Future
Performance: If the Company is Unable to Obtain or Renew Licenses From Hardware Developers, it Will Not be Able to Release Software For Popular Systems. The Company pays Nintendo a fixed amount per unit, based in part, on memory capacity and chip configuration. This amount includes the cost of manufacturing, printing and packaging of the unit, as well as a royalty for the use of Nintendo's name, proprietary information and technology. All these fees and charges are subject to adjustment by Nintendo in its discretion. The Company's agreements with Nintendo expire at various times through 2004.

         The Company and Microsoft have entered into an agreement pursuant to which it has a non-exclusive, non-transferable license to design, develop and distribute software for the Xbox system. Territories where Xbox software will be distributed by the Company will be determined on a title-by-title basis by Microsoft when the concept of the applicable software title is approved by Microsoft. The Company pays Microsoft a royalty fee for each unit of finished products manufactured on behalf of the Company by third-party manufacturers approved by Microsoft. The Company's agreement with Microsoft expires in 2004.

         In early 2001, Sega announced its plan to exit the hardware business, cease distribution and sales of its Dreamcast 128-bit game console and re-deploy its resources to develop software for multiple platforms. As a result, the Company is no longer developing titles for the Dreamcast system under its license agreement with Sega. See discussion below on "Production, Sales and Distribution." In April 2001, the Company entered into a license agreement with Sega pursuant to which the Company is entitled to convert three Dreamcast titles, Crazy Taxi, 18 Wheeler American Pro Trucker and one undisclosed title, for operation on Nintendo's GameCube and Sony's PlayStation 2. The Company pays Sega royalties on the sales of such software products.

         The Company does not have the right to directly manufacture itself any CDs or cartridges that contain the Company's software for Sony's PlayStation or PlayStation 2, or Nintendo's GameCube, Game Boy Color or Game Boy Advance systems. The Company does have the right to manufacture CDs for the Xbox system through subcontractors pre-approved by Microsoft. See discussion below on "Factors Affecting Future Performance: If the Company Is Unable to Obtain or Renew Licenses from Hardware Developers, It Will Not be Able to Release Software for Game Consoles."

         Pursuant to the agreements with the hardware manufacturers (and its conversion agreement with Sega), Sony, Nintendo, Microsoft and Sega have the right to review and evaluate, under standards which vary for each hardware manufacturer, the content and playability of each title and the right to inspect and evaluate all art work, packaging and promotional materials used by the Company in connection with the software. To date, all of the Company's titles have been approved for publication by the respective hardware manufacturers. The Company is responsible for resolving at its own expense any warranty or repair claims brought with respect to the software. To date, the Company has not experienced any material warranty claims.

         Under each of its platform license agreements (and its conversion agreement with Sega), the Company bears the risk that the information and technology licensed from Sony, Nintendo, Microsoft and Sega and incorporated in the software may infringe the rights of third parties. Further, the Company must indemnify Sony, Nintendo, Microsoft or Sega with respect to, among other things, any claims for copyright or trademark infringement brought against them, as applicable, and arising from the development and distribution of the game programs incorporated in the software by the Company. To date, the Company has not received any material claims of infringement. See discussion below on "Patent, Trademark, Copyright and Product Protection."

MARKETING AND ADVERTISING

         The target consumers for the Company's game console titles are primarily males aged twelve to thirty-five and, for PC titles, primarily males aged fifteen to thirty-five. The Company has been targeting since 1999, one of the industry's fastest growing, yet under-served segments: "youth/girl gamers". The successful Mary-Kate & Ashley software titles are positioned for the youth segment of the female market, and leverage the popularity of the young actresses with their fans.

         In developing a marketing strategy for a title, the Company seeks story concepts and brands or franchises that it believes will appeal to the imagination of its target consumer. The Company creates marketing campaigns consistent with the target consumer for each title. The Company markets its software through:

         o  television, radio, print and Internet advertising;
         o  its website (www.acclaim.com) and the Internet sites of others;
         o product sampling through demonstration software distributed on the Internet;
         o  consumer contests and promotions;
         o  publicity activities; and
         o  trade shows.

         In addition, the Company enters into cooperative advertising arrangements with certain of its customers, pursuant to which the Company's software is featured in the retail customer's own advertisements to its customers. Dealer displays and in-store merchandising are also used to increase consumer awareness of the Company's software.

         The Company's current software development efforts, in support of its overall marketing strategy, includes the following primary components:

         Focus Development Resources on Higher-Margin, Next-Generation Game Platforms

         While continuing to fund selected projects for 32-bit game systems, the Company is focusing the majority of its development resources on projects for the next-generation 128-bit systems. The Company is also diversifying its platform focus so that it will be well positioned on all the major next-generation systems, including Sony's PlayStation 2, Nintendo's GameCube and Microsoft's Xbox. This shift will position the Company to benefit from the increased installed base of PlayStation 2 and the recent introduction of the Xbox and GameCube systems in the U.S. in November 2001. In addition, the Company should benefit from the higher gross margins and lower inventory requirements of the CD-based software for the next-generation platforms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Item 7 in this Form 10-K.

         Direct Product Development through Four Key Brands

         The Company's ability to promote and market its software is important to its success. The Company's operating strategy is to develop and publish video and computer game software for each of the major video game consoles and PCs. The Company uses a brand structure and operates its business under four separate business groups or key brands as follows::

o  Acclaim Games:

       o Action Games focused on proprietary characters and licensed properties, such as Turok, Shadow Man, Fur Fighters and Jinx

       o Racing Auto and motorcycle racing games such as Paris Dakar and Ducati

o  Acclaim Sports:

       o Team Professional team sports, such as All Star Baseball, NFL Quarterback Club, Blast Lacrosse and NBA Jam

       o Ring Boxing and wrestling games, such as HBO Boxing and Legends of Wrestling

o  Acclaim Max Sports: Games focused on extreme sports such Dave Mirra Freestyle
                       BMX, Jeremy McGrath Supercross, Chris Edwards Aggressive Inline, and ATV: Quad Power Racing

o  Club Acclaim:       Games designed for youth and girls, such as the popular
                       Mary-Kate & Ashley series

         The Company intends to develop and market its professional sports games such as NFL Quarterback Club, All-Star Baseball, NBA Jam, Legends of Wrestling, HBO Boxing and most other titles across all game systems. The

Company also intends to continue to develop unique proprietary characters for games that may be offered exclusively on one game system. The company's strategy is to develop and market its key brands across all of the popular interactive entertainment game systems; however, from time to time certain titles may be system specific.

PRODUCTION, SALES AND DISTRIBUTION

         Pursuant to the Company's agreements with Nintendo and Sony, each hardware manufacturer manufactures the ROMs, CDs and cartridges embodying the software developed by the Company for its dedicated or handheld systems. Nintendo requires the Company to open a letter of credit simultaneously with placing a purchase order for software. Goods are delivered to the Company thirty to fifty days after order placement. Initial orders for Sony titles are delivered within ten to twenty-one days after the placement of a purchase order. Reorders for Sony software generally take ten to fourteen days for fulfillment.

         Pursuant to the Company's agreement with Microsoft, the Company must retain an authorized replicator to manufacture all units of finished products. See discussion below on "Factors Affecting Future Performance: If the Company Is Unable to Obtain or Renew Licenses from Hardware Developers, It Will Not be Able to Release Software for Popular Systems."

         The Company manufactures through subcontractors all of its software for PCs. Orders for PC software are generally filled within ten to twenty-one days after order placement. Reorders for such software are generally filled within ten days. The Company believes that the most efficient way to distribute its software is by tailoring its distribution method to each geographic market.

         In North America, the Company's software is sold directly by the Company's sales force, complemented by regional sales representative organizations which receive commissions based on the net sales of each product sold. The Company maintains an in-house sales management team to supervise the regional sales representatives. The sales representatives also act as sales representatives for some of the Company's competitors. One of the sales representative organizations marketing the Company's software is owned by James Scoroposki, an officer, director and stockholder of the Company. See
Note 16(B) (Related Party Transactions) of the Notes to Consolidated Financial Statements in Item 8 in this Form 10-K.

         The Company sells its software domestically primarily to mass merchants, large retail toy store chains, department stores and specialty stores. The Company's key domestic retail customers include Wal-Mart and Toys R Us. Sales to Wal-Mart accounted for approximately 12%, 11%, and 14% of the Company's gross revenues for the years ended August 31, 2001, 2000, and 1999, respectively. Sales to Toys R Us accounted for approximately 11%, 10% and 11% of the Company's gross revenues for the years ended August 31, 2001, 2000 and 1999, respectively. The Company's customers do not have any commitments to purchase the Company's software. The loss of any important customer could have a material adverse effect on the financial results of the Company.

         The Company distributes to retailers directly through its subsidiaries in the U.K., Germany, France, Spain, and Australia. The Company uses regional distributors in Japan and the Pacific Rim. The sales, marketing, and distribution activities of the Company's European subsidiaries are administered through a central management division, Acclaim Europe, based in London. For sales in other markets, the Company appoints regional distributors.

         The Company is not contractually obligated to accept returns, except for defective products. The Company grants price concessions to its key customers who are major retailers that control the market access to the consumer, when those concessions are necessary to maintain the Company's relationships with the retailers and access to its retail channel customers. If the consumers demand for a specific title falls below expectations or significantly declines below previous rates of sale, then, a price concession or credit may be negotiated to spur further sales. As the market for each generation of game consoles matures and as more titles become available, the risk of product returns and price concessions increases. The Company establishes sales allowances for expected product returns and price concessions based primarily on market acceptance of products in retail and distributor inventories; level of retail inventories; seasonal factors; and historical return and price concession rates. Management monitors and adjusts these allowances throughout the year to take into account actual developments and results in the marketplace. There can be no assurance that concessions will not exceed the established allowances. See discussion below on "Factors Affecting Future Performance: If Product Returns and Price

Concessions Exceed Allowances, the Company May Incur Losses" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Revenues" at Item 7 in this Form 10-K.

         The Company's warranty policy is to provide the original purchaser with replacement or repair of defective software for a period of 90 days after sale. To date, the Company has not experienced significant warranty claims.

INTELLECTUAL PROPERTY LICENSES

         Some of the Company's titles relate to or are based on brands or franchises licensed from third parties, such as the MLB, the NFL and the NBA, and their respective players' associations. Typically, the Company is obligated to make certain non-refundable advance payments against royalties that may become due from the sales of games by the Company embodying such licensed rights. These advance payments can be recouped by the Company against royalty payments otherwise due in respect of future software sales. License agreements relating to these rights generally extend for a term of two to three years. The agreements are terminable upon the occurrence of a number of factors, including the Company's material breach of the agreement, failure to pay amounts due to the licensor in a timely manner, or bankruptcy or insolvency.

         Some licenses are limited to specific territories or game consoles. Each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with other products and, in some cases, software for other game consoles. From time to time, licenses may not be renewed or may be terminated. See discussion below on "Factors Affecting Future Performance:
Inability to Procure Commercially Valuable Intellectual Property Licenses May Prevent Product Releases or Result in Reduced Product Sales" and "Legal Proceedings."

PATENT, TRADEMARK, COPYRIGHT AND PRODUCT PROTECTION

         Each hardware manufacturer incorporates a security device in the software and their respective game systems in order to prevent unlicensed software from infringing their proprietary rights by manufacturing software compatible with their hardware. Under its various license agreements with Sony, Nintendo, Microsoft and Sega, the Company is obligated to obtain or license any available trademark, copyright and patent protection for the original work developed by the Company and embodied in or used with the software and to display the proper notice thereof, as well as notice of the licensor's intellectual property rights, on all its software.

         Each title may embody a number of separately protected intellectual properties such as the trademark for the brand featured in the software, the software copyrights, the name and label trademarks, and the copyright for Sony's, Nintendo's, Microsoft's or Sega's proprietary technical information.

         The Company has registered the "Acclaim" logo and name in the U.S. and in certain foreign territories and owns the copyrights for many of its game programs. "Nintendo," "Game Boy," "Game Boy Color," "GameCube," "Game Boy Advance," and "N64" are trademarks of Nintendo; "Sony," "Sony Computer Entertainment," "PlayStation," and "PlayStation 2" are trademarks of Sony; "Microsoft" and "Xbox" are trademarks of Microsoft and "Sega," "Saturn" and "Dreamcast" are trademarks of Sega. The Company does not own the trademarks, copyrights or patents covering the proprietary information and technology utilized in the game systems marketed by Sony, Nintendo, Microsoft or Sega and in certain instances, to the extent licensed from third parties, the brands, concepts and game programs featured in and comprising the Company's software. Accordingly, the Company must rely on the trademarks, copyrights and patents of these third-party licensors for protection of such intellectual property from infringement. Under the Company's license agreements with certain independent software developers, the Company may bear the risk of claims of infringement brought by third parties and arising from the sale of software. Each of the Company and such developer has agreed to indemnify the other for costs and damages incurred arising from such claims and attributable to infringing proprietary information, if any, embodied in the software and provided by the indemnitor.

COMPETITION

         The video and computer games market is highly competitive. The Company's chief competitors are the developers of game consoles, to whom the Company pays royalties and/or manufacturing charges, such as Sony,

Nintendo, Microsoft and Sega, as well as a number of independent software publishers, such as Electronic Arts, Activision and Konami.

         The availability of significant financial resources has become a major competitive factor in the interactive entertainment software industry, primarily as a result of the costs associated with development and marketing of software. The Company's competitors for game console software vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than the Company (i.e., Electronic Arts, Activision and Konami). The Company believes that it is one of the largest independent publishers of software for game consoles in the U.S. Data derived from the Toy Retail Sales Tracking Service (TRSTS) indicates that, for the first nine months of calendar 2001, the Company's market share of software sold for PlayStation 2 and PlayStation platforms was 3.9% and 4.3%, respectively. For calendar 2000, the Company's market share of software sold for N64, PlayStation and Dreamcast, was 8.9%, 8.0% and 5.9% respectively. The Company cannot assure its stockholders that it will be able to maintain its current share of the market. The market for software for PCs is fragmented and the Company believes that it has a small share of that market.

         Competition in the interactive entertainment software industry is based primarily upon:

         o  availability of significant financial resources;
         o  the quality of titles;
         o reviews received for a title from independent reviewers who publish reviews in magazines, websites, newspapers and other industry publications;
         o  publisher's access to retail shelf space;
         o  the success of the game console for which the title is written;
         o  the price of each title;
         o the number of titles then available for the system for which each title is published; and
         o the marketing campaign supporting a title at launch and through its life.

         The Company relies upon its product quality, marketing and sales abilities, proprietary technology and product development capability, the depth of its worldwide retail distribution channels and management experience to compete in the interactive entertainment industry. The Company cannot assure its stockholders that it will compete successfully on any of these factors. See discussion below on "Factors Affecting Future Performance:
Competition for Market Acceptance and Retail Shelf Space, Pricing Competition, and Competition With the Hardware Manufacturers, Affects the Company's Revenue and Profitability."

 COMIC BOOK AND OTHER PUBLISHING

         Acclaim Comics publishes strategy guides relating to the Company's software and "special issue" comic books. The Company has not derived significant revenues and profits from the sale of Acclaim Comics' products.

         Although the Company intends to continue to release software for multiple systems based on characters licensed or created by Acclaim Comics as well as strategy guides relating to the Company's software and "special issue" comic books, as a result of the Company exiting the comic book publishing business in fiscal 2000, future revenues derived by Acclaim Comics other than from the sale of video games, will primarily depend on: (1) the licensing and merchandising of its characters in interactive entertainment and other media, such as motion picture or television, (2) the use of its characters in the Company's software, and (3) the publication and sale of software strategy guides and "special issue" comic books.

EMPLOYEES

         The Company currently employs approximately 613 persons worldwide, approximately 394 of whom are employed in the U.S. and approximately 600 of whom are employed on a full-time basis. The Company believes that its relationship with its employees is satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY


The following table sets forth certain information concerning the Company's executive officers:

Name                             Position and Principal Occupation                                       Age
----                             ---------------------------------                                       ---
Gregory E. Fischbach.......      Co-Chairman of the Board,  President and Chief Executive  Officer of    59
                                 the Company
James Scoroposki...........      Co-Chairman  of  the  Board,   Senior   Executive  Vice   President,    53
                                 Secretary and Treasurer of the Company
Rodney Cousens.............      President and Chief  Operating  Officer -  International  of Acclaim    50
                                 Europe
Gerard F. Agoglia..........      Executive Vice President and Chief Financial Officer                    50
John Ma....................      Executive Vice President of Product Development                         47


         Gregory E. Fischbach, a founder of the Company, has been Chief Executive Officer of the Company since its formation, a member of the Board of Directors since 1987 and Co-Chairman of the Board of Directors since March 1989. Mr. Fischbach was also President of the Company from its formation to January 1990 and has been President of the Company since October 1996.

         James Scoroposki, a founder of the Company, has been Senior Executive Vice President since December 1993, a member of the Board of Directors since 1987, Co-Chairman of the Board of Directors since March 1989 and Secretary and Treasurer of the Company since its formation. Mr. Scoroposki was also Chief Financial Officer of the Company from April 1988 to May 1990, Executive Vice President of the Company from formation to November 1993 and acting Chief Financial Officer from November 1997 to August 1999. Since December 1979, he has also been the President and sole shareholder of Jaymar Marketing Inc., a sales representative organization. See Note 16(B) (Related Party Transactions) of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

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

LIQUIDITY AND MEETING CASH REQUIREMENTS ARE DEPENDENT ON ACHIEVING TIMELY PRODUCT RELEASES AND SALES OBJECTIVES; IF CASH FLOWS FROM OPERATIONS ARE NOT SUFFICIENT TO MEET THE COMPANY'S NEEDS, IT MAY BE FORCED TO SELL ASSETS, REFINANCE DEBT, OR FURTHER DOWNSIZE OPERATIONS.

         If the Company does not substantially achieve the overall projected revenue levels for fiscal 2002 as reflected in its business operating plans and does not receive the ongoing support of its primary lender, GMAC

Commercial Credit LLC (the "Bank"), and its vendors, the Company will have insufficient liquidity in fiscal 2002, and either will require additional financing to fund operations or will need to make further significant expense reductions, including, without limitation, the sale of assets or the consolidation of operations, staff reductions, and/or the delay, cancellation or reduction of certain product development and marketing programs. Some of these measures will require third-party consents or approvals, including that of the Bank, and there can be no such assurance that such consents or approvals can be obtained.

         Based on the ongoing interim support provided by the Bank from time to time in the form of periodic supplemental loans, the ongoing support of the Company's vendors, the net proceeds from the Company's July 2001 private placement of $31.5 million of common stock (the "Private Placement) and anticipated positive cash flow from operations at levels based on the assumption that the Company meets its sales forecast by successfully achieving its planned product release schedule, the Company expects to meet its currently projected cash and operating requirements for the next twelve months, including the repayment of the remaining 10% convertible subordinated notes due March 2002 (the "Notes") ($29.2 million principal amount, plus interest) at maturity. If the Company does not achieve the cash flow anticipated from its product release schedule and sales assumptions or does not continue to receive the support of the Bank and vendors, there can be no assurance that it will be able to meet its cash requirements or arrange additional financing on satisfactory terms, if at all. Additionally, the Company cannot assure its investors that its future operating cash flows will be sufficient to meet its operating requirements, its debt service requirements or to repay its indebtedness at maturity, including, without limitation, repayment of the Notes. If this were to occur, and the Bank determined not to provide further interim support and/or to seek available remedies, the Company's operations and liquidity would be materially adversely affected and it could be forced to cease operations.

         Although the actions the Company has taken have contributed in returning its annual operations to profitability it cannot assure its shareholders and investors that it will achieve profitability or the sales necessary to avoid further expense reductions in fiscal 2002. See "Industry Trends, Console Transitions and Technological Change May Adversely Affect the Company's Revenues and Profitability" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

GOING CONCERN CONSIDERATION

         While the accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern, the Company's independent auditors' report, prepared by KPMG LLP, includes an explanatory paragraph relating to substantial doubt as to the ability of the Company to continue as a going concern, due to the Company's working capital and stockholders' deficits at August 31, 2001 and the recurring use of cash in operating activities.

ABILITY TO SERVICE DEBT AND PRIOR RIGHTS OF CREDITORS MAY ADVERSELY AFFECT HOLDERS OF COMMON STOCK

         If the Company's cash from operations and projected cash flow for the first half of fiscal 2002 are insufficient to make interest and principal payments on the Notes, which are due March 1, 2002, the Company may have to restructure its indebtedness. The Company cannot guarantee that it will be able to restructure or refinance its debt on satisfactory terms, or obtain permission to do so under the terms of its existing indebtedness. The Company cannot assure investors that its future operating cash flows will be sufficient to meet its debt service requirements or to repay its indebtedness at maturity. The Company's failure to meet these obligations could result in defaults being declared by the Bank, and the Bank seeking its remedies, including immediate repayment of the debt and/or foreclosure on collateral, which could cause the Company to become insolvent or cease operations.

         In order to meet its debt service obligations, from time to time the Company also depends on dividends, advances and transfers of funds from its subsidiaries. State and foreign law regulate the payment of dividends by these subsidiaries, which is also subject to the terms of the Company's revolving credit and security agreement with the Bank (the "Credit Agreement") and the indenture governing the Notes (the "Indenture"). A significant portion of the Company's assets, operations, trade payables and indebtedness is located among these foreign subsidiaries. The creditors of the subsidiaries would generally recover from these assets on the obligations owed to them by the subsidiaries before any recovery by the Company's creditors and before any assets are distributed to stockholders.

A VIOLATION OF THE COMPANY'S FINANCING ARRANGEMENTS COULD RESULT IN THE BANK DECLARING DEFAULT AND SEEKING REMEDIES

         If the Company violates the financial or other covenants contained in the Credit Agreement with the Bank or in the Indenture governing the Notes, the Company will be in default under the Credit Agreement and/or the Indenture. If a default occurs under the Credit Agreement and is not timely cured or waived by the Bank, the Bank could seek remedies against the Company, including: (1) penalty rates of interest; (2) immediate repayment of the debt; and/or (3) the foreclosure on any assets securing the debt. Pursuant to the terms of the Credit Agreement, the Company is required to maintain specified levels of working capital and tangible net worth, among other covenants. As of August 31, 2001, the Company received waivers from the Bank with respect to those financial covenants contained in the Credit Agreement for which it was not in compliance.

         The Company is presently negotiating with the Bank amendments to the Credit Agreement including, the financial covenants contained in the Credit Agreement. The Company projects that it will be in compliance with the financial covenants in the Credit Agreement, as amended, in the near term and for the next twelve months. The Company, however, cannot make any assurances that the Credit Agreement will be amended, and if amended, that the Company will be able to comply with the amended financial covenants. If waivers from the Bank are necessary in the future, the Company cannot assure that it will be able to obtain waivers of any future covenant violations as it has in the past. If the Company is liquidated or reorganized, after payment to the creditors, there are likely to be insufficient assets remaining for any distribution to its stockholders.

REVENUES AND LIQUIDITY ARE DEPENDENT ON TIMELY INTRODUCTION OF NEW TITLES

         The timely shipment of a new title depends on various factors, including the development process, debugging, approval by hardware licensors, and approval by third-party licensors. It is likely that some of the Company's titles will not be released in accordance with its operating plans. Because net revenues associated with the initial shipments of a new product generally constitute a high percentage of the total net revenues associated with the life of a product, a significant delay in the introduction of one or more new titles would negatively affect sales and have a negative impact on the Company's financial condition, liquidity and results of operations, as was the case in fiscal 2000 and 2001. The Company cannot assure stockholders that its new titles will be released in a timely fashion in accordance with its business plan.

         The average life cycle of a new title generally ranges from less than three months to upwards of twelve to eighteen months, with the majority of sales occurring in the first thirty to one hundred and twenty days after release. Factors such as competition for access to retail shelf space, consumer preferences and seasonality could result in the shortening of the life cycle for older titles and increase the importance of the Company's ability to release new titles on a timely basis. Therefore, the Company is constantly required to introduce new titles in order to generate revenues and/or to replace declining revenues from older titles. In the past, the Company experienced delays in the introduction of new titles, which have had a negative impact on its results of operations. The complexity of next-generation systems has resulted in higher development expenses, longer development cycles, and the need to carefully monitor and plan the product development process. If the Company does not introduce titles in accordance with its operating plans for a period, its results of operations, liquidity and profitability in that period could be negatively affected.

INDUSTRY TRENDS, CONSOLE TRANSITIONS AND TECHNOLOGICAL CHANGE MAY ADVERSELY AFFECT THE COMPANY'S REVENUES AND PROFITABILITY

         The life cycle of existing game systems and the market acceptance and popularity of new game systems significantly affects the success of the Company's products. The Company cannot guarantee that it will be able to predict accurately the life cycle or popularity of each system. If the Company
(1) does not develop software for games consoles that achieve significant market acceptance; (2) discontinues development of software for a system that has a longer-than-expected life cycle; (3) develops software for a system that does not achieve significant popularity; or (4) continues development of software for a system that has a shorter-than-expected life cycle, the Company will experience losses from operations.

         In addition, the cyclical nature of the video and computer games industry requires the Company to continually adapt software development efforts to emerging hardware systems. The industry is currently in the midst of a hardware transition from 32-bit and 64-bit to 128-bit game consoles such as Sony's PlayStation 2, Nintendo's GameCube and Microsoft's Xbox. No assurance can be given that these new game consoles will achieve commercial success similar to and/or consistent with the previous level of installed bases of the 32-bit PlayStation or 64-bit N64, nor can any assurances be made as to the timing of their success. In early 2001, Sega announced its plans to exit the hardware business, cease distribution and sales of its Dreamcast console and re-deploy its resources to develop software for multiple consoles. In addition, the Company cannot guarantee that it will be successful in developing and publishing software for these new systems. Further, the Company has no control over the release dates of new game systems or the number of units that will be shipped upon such release. It is difficult to ensure that the Company's schedule for releasing new titles will coincide with the release of the corresponding game systems. Additionally, if fewer than expected units of a new game system are produced or shipped, such as recently occurred with Sony's PlayStation 2, the Company may experience lower-than-expected sales.

THE COMPANY'S FUTURE SUCCESS IS DEPENDENT ON ITS ABILITY TO RELEASE "HIT" TITLES

         The market for software is "hits" driven. Therefore, the Company's future success depends on developing, publishing and distributing "hit" titles for popular systems. If the Company does not publish "hit" titles in the future, its financial condition, results of operations and profitability could be negatively affected, as has occurred in the past. It is difficult to predict consumer preferences for titles, and few titles achieve sustained market acceptance. The Company cannot assure stockholders that it will be able to publish "hit" titles in the future.

IF PRODUCT RETURNS AND PRICE CONCESSIONS EXCEED ALLOWANCES, THE COMPANY MAY INCUR LOSSES

         In the past, during platform transitions, the Company had to increase its price concessions granted to its retail customers. Coupled with more competitive pricing, if the Company's allowances for returns and price concessions are exceeded, its financial condition and results of operations will be negatively impacted, as has occurred in the past. The Company grants price concessions to its key customers who are major retailers that control the market access to the consumer, when those concessions are necessary to maintain the Company's relationships with the retailers and access to its retail channel customers. If the consumers demand for a specific title falls below expectations or significantly declines below previous rates of sale then, a price concession or credit may be negotiated to spur further sales.

         Management makes significant estimates and assumptions regarding allowances for estimated product returns and price concessions in preparing the financial statements. Management establishes allowances at the time of product shipment, taking into account the potential for product returns and price concessions based primarily on: market acceptance of products in retail and distributor inventories; level of retail inventories; seasonality; and historical return and price adjustment rates. Management monitors and adjusts these allowances throughout the year to take into account actual developments and results in the marketplace. The Company believes that at August 31, 2001, its allowances for future returns and price concessions were adequate, but it cannot guarantee the adequacy of its current or future allowances.

IF THE COMPANY IS UNABLE TO OBTAIN OR RENEW LICENSES FROM HARDWARE DEVELOPERS, IT WILL NOT BE ABLE TO RELEASE SOFTWARE FOR POPULAR SYSTEMS

         The Company is substantially dependent on each hardware developer (1) as the sole licensor of the specifications needed to develop software for its game system; (2) as the sole manufacturer (Nintendo and Sony software) of the software developed by the Company for its game systems; (3) to protect the intellectual property rights to their game consoles and technology, and (4) to discourage unauthorized persons from producing software for its game systems.

         Substantially all of the Company's revenues have historically been derived from sales of software for game systems. See "Net Revenues" under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.

         If the Company cannot obtain licenses to develop software from developers of new popular interactive entertainment game consoles or if any of its existing license agreements are terminated, the Company will not be able to release software for those systems, which would have a negative impact on its results of operations and profitability. Although the Company cannot assure its stockholders that when the term of existing license agreements end it will be able to obtain extensions or that it will be successful in negotiating definitive license agreements with developers of new systems, to date the Company has always obtained extensions or new agreements with the hardware companies.

         The Company has recently completed negotiations with Nintendo regarding licenses relating to the development and distribution of software for GameCube in North America and Game Boy Advance in Australia, Europe and New Zealand, and execution of the license agreements is expected shortly. Until that time, the Company will develop and distribute GameCube software under its customary and usual arrangements with Nintendo. No assurance can be given by the Company that those agreements will be executed by Nintendo or that Nintendo will continue to allow the Company to develop and distribute GameCube software under such arrangements. In such event, the Company's operations would be materially adversely affected.

         The Company's revenue growth may also be dependent on constraints the hardware companies impose. If new license agreements contain product quantity limitations, the Company's revenue and profitability may be negatively impacted.

         In addition, when the Company develops software titles for systems offered by Sony and Nintendo, the products are manufactured exclusively by that hardware manufacturer. Since each of the manufacturers is also a publisher of games for its own hardware systems, a manufacturer may give priority to its own products or those of the Company's competitors in the event of insufficient manufacturing capacity. The Company could be materially harmed by unanticipated delays in the manufacturing and delivery of products.

PROFITABILITY IS AFFECTED BY RESEARCH AND DEVELOPMENT EXPENSE FLUCTUATIONS DUE TO CONSOLE TRANSITIONS AND DEVELOPMENT FOR MULTIPLE CONSOLES

         The Company's research and development expenses decreased by 31% or $17.6 million to $39.9 million, or 20% of net sales for the year ended August 31, 2001 from $57.4 million for the same period one year ago. Although fiscal 2001 product development expenses were lower than in fiscal 2000 due to the Company's focus on fewer, better games, its product development expenses may increase thereafter as a result of releasing more games across multiple platforms and the complexity of developing games for the new 128-bit game consoles. The Company anticipates that its profitability will continue to be impacted by the levels of research and development expenses relative to revenues, and by fluctuations relating to the timing of development in anticipation of the future platforms.

         During fiscal 2000, the Company focused its development efforts and costs on N64, PlayStation, PlayStation 2, Xbox and Dreamcast, while incurring incremental costs in the development of tools and engines necessary for the new platforms. The Company's fiscal 2002 release schedule is developed around PlayStation 2, GameCube, Xbox, Game Boy Advance and PCs. The release schedule for fiscal 2002 will also continue to support legacy systems such as PlayStation on a limited basis through a select group of independent software developers.

INABILITY TO PROCURE COMMERCIALLY VALUABLE INTELLECTUAL PROPERTY LICENSES MAY PREVENT PRODUCT RELEASES OR RESULT IN REDUCED PRODUCT SALES

         The Company's titles often embody trademarks, trade names, logos, or copyrights licensed by third parties, such as the NBA, the NFL and MLB and their respective players' associations. The Company may not be successful in acquiring or renewing licenses to property rights with significant commercial value. The loss of one or more of these licenses would prevent the Company from releasing a title or limit its economic success. Based on factors such as the Company's product release strategy, financial resources and the economic viability of such products, licenses relating to South Park, WWF and ECW software were not renewed or were terminated. For example, the

Company's license for the WWF properties expired in November 1999 and was not renewed. Sales of titles using WWF properties aggregated 0% of gross revenues for the fiscal year ended August 31, 2001 as compared to 11% for the fiscal year ended August 31, 2000. As a result of ECW's bankruptcy in fiscal 2000, the Company can no longer utilize ECW's license. Sales of titles using ECW properties aggregated 10% of gross revenues during that year. The Company's license for the South Park properties was terminated in September 2000 following product disagreements with Comedy Partners. Sales of titles using South Park properties aggregated less than 1% and 8% of gross revenues in fiscal 2001 and 2000, respectively. Accordingly, the Company cannot assure stockholders that its licenses will be extended on reasonable terms or at all. See "Legal Proceedings."

         License agreements relating to these rights generally extend for a term of two to three years. The agreements are terminable upon the occurrence of a number of factors, including the Company's material breach of the agreement, failure to pay amounts due to the licensor in a timely manner, or bankruptcy or insolvency.

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

         Competition in the video and computer games industry is based primarily upon:

         o  availability of significant financial resources;
         o  the quality of titles;
         o reviews received for a title from independent reviewers who publish reviews in magazines, websites, newspapers and other
         o  industry publications;
         o  publisher's access to retail shelf space;
         o  the success of the game console for which the title is written;
         o  the price of each title;
         o the number of titles then available for the system for which each title is published; and
         o the marketing campaign supporting a title at launch and through its life.

         The Company's chief competitors are the developers of games consoles, to whom the Company pays royalties and/or manufacturing charges, as well as a number of independent software publishers licensed by the hardware developers such as Electronic Arts, Activision and Konami.

         The hardware developers have a price, marketing and distribution advantage with respect to software marketed by them. The Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than the Company, such as Sony, Nintendo and Microsoft.

         As each game system cycle matures, significant price competition and reduced profit margins result as the Company experienced in fiscal 2000. In addition, competition from new technologies may reduce demand in markets in which the Company has traditionally competed. As a result of prolonged price competition and reduced demand as a result of competing technologies, the Company's operations and liquidity have been, and in the future could continue to be, negatively impacted.

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

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS LEAD TO UNPREDICTABILITY OF REVENUES AND INCOME

         The timing of release of new titles can cause material quarterly revenues and earnings fluctuations. A significant portion of revenues in any quarter is often derived from sales of new titles introduced in that quarter or in the immediately preceding quarter. If the Company is unable to begin volume shipments of a significant new title during the scheduled quarter, as has been the case in the past (including the third and fourth quarters of fiscal 2001), its revenues and earnings will be negatively affected in that period. In addition, because a majority of the unit sales for a title typically occur in the first thirty to one hundred and twenty days following its introduction, revenues and earnings may increase significantly in a period in which a major title is introduced and may decline in the following period or in which there are no major title introductions.

         Quarterly operating results also may be materially impacted by factors, including the level of market acceptance or demand for titles and the level of development and/or promotion expenses for a title. Consequently, if net revenues in a period are below expectations, the Company's operating results and financial position in that period are likely to be negatively affected, as has occurred in the past.

STOCK PRICE IS VOLATILE AND STOCKHOLDERS MAY NOT BE ABLE TO RECOUP THEIR INVESTMENT

         There is a history of significant volatility in the market prices of companies engaged in the software industry, including Acclaim. Movements in the market price of the Company's common stock from time to time have negatively affected stockholders' ability to recoup their investment in the stock. The price of the Company's common stock is likely to continue to be highly volatile, and stockholders may not be able to recoup their investment. If the Company's future revenues, profitability or product releases do not meet expectations, the price of its common stock may be negatively affected.

IF THE COMPANY'S SECURITIES WERE DELISTED FROM THE NASDAQ SMALL CAP MARKET, IT MAY NEGATIVELY IMPACT THE LIQUIDITY OF ITS COMMON STOCK

         In the fourth quarter of fiscal 2000, the Company's securities were delisted from quotation on The Nasdaq National Market. The Company's common stock is currently trading on The Nasdaq Small Cap Market. Although the Company meets the current listing criteria for The Nasdaq Small Cap Market, no assurance can be given as to its ongoing ability to meet The Nasdaq Small Cap Market maintenance requirements. In order to obtain relisting of its common stock on The Nasdaq National Market, the Company must satisfy certain quantitative designation criteria. No assurance can be given that the Company will be able to meet such relisting criteria for The Nasdaq National Market in the near future.

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

         "Penny stocks" generally are equity securities with a price of less than $5.00 per share, which are not registered on certain national securities exchanges or quoted on the Nasdaq system. If the Company's common stock was delisted from The Nasdaq Small Cap Market, it could become subject to the SEC's penny stock rules. These rules, among other things, require broker-dealers to satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser's written consent prior to any transaction. In addition, under the penny stock rules, additional disclosure in connection with trades in the common stock would be required, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of the common stock.

INFRINGEMENT COULD LEAD TO COSTLY LITIGATION AND/OR THE NEED TO ENTER INTO LICENSE AGREEMENTS, WHICH MAY RESULT IN INCREASED OPERATING EXPENSES

         Existing or future infringement claims by or against the Company may result in costly litigation or require the Company to license the proprietary rights of third parties, which could have a negative impact on its results of operations, liquidity and profitability.

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

FACTORS SPECIFIC TO INTERNATIONAL SALES MAY RESULT IN REDUCED REVENUES AND/OR INCREASED COSTS

         International sales have historically represented material portions of the Company's revenues and are expected to continue to account for a significant portion of its revenues in future periods. Sales in foreign countries may involve expenses incurred to customize titles to comply with local laws. In addition, titles that are successful in the domestic market may not be successful in foreign markets due to different consumer preferences. International sales are also subject to fluctuating exchange rates and may be affected by the adoption of a single currency in much of Europe. These and other factors specific to international sales may result in reduced revenues and/or increased costs.

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


SHARES ELIGIBLE FOR FUTURE SALE

         As of November 26, 2001, the Company had 78,976,026, shares of common stock issued and outstanding, of which 29,387,042 are "restricted" securities within the meaning of Rule 144 under the Securities Act. Generally, under Rule 144, a person who has held restricted shares for one year may sell such shares, subject to certain volume limitations and other restrictions, without registration under the Securities Act.

         As of the date of this report, 4,493,938 shares of common stock are covered by effective registration statements under the Securities Act for resale on a delayed or continuous basis by certain of the Company's security holders, of which 829,097 shares of common stock are issuable upon the exercise of warrants issued in settlement of litigation.

         As of November 26, 2001, the outstanding principal amount of the Notes was $29.2 million, which are convertible into approximately 5,641,892 shares of common stock. Such shares, if issued pursuant to the terms of the Indenture and the Notes, would generally be eligible for resale pursuant to Rule 144.

         A total of 4,008,383 shares of common stock are issuable upon the exercise of warrants to purchase common stock of the Company (not including warrants issued in settlement of litigation).

         The Company has also registered on Form S-8 a total of 14,236,000 shares of common stock (issuable upon the exercise of options) under its 1988 Stock Option Plan and its 1998 Stock Incentive Plan, and a total of 2,448,425 shares of common stock under its 1995 Restricted Stock Plan. As of August 31, 2001, options to purchase a total of 10,200,922 shares of common stock were outstanding under the 1988 Stock Option Plan and the 1998 Stock Incentive Plan, of which 7,024,115 were exercisable.

         In addition, the Company agreed to register the resale of an aggregate of 22,034,386 shares of its common stock issued in a variety of business and financing transactions; the related registration statements are pending with the SEC.

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

ITEM 2.  PROPERTIES.

         The Company's corporate headquarters are located in a 70,000 square foot office building in Glen Cove, New York, which was purchased by the Company in fiscal 1994. Additionally, the Company's U.S. subsidiaries operate in approximately 10,000 square feet of leased space within this facility. See
Note 9 (Debt) and Note 10 (Obligations under Capital and Operating Leases) of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. The Company owned a building located at 71 Audrey Avenue, Oyster Bay, New York, which it leased to a third-party tenant. On March 23, 2001 under the terms of the lease buyback agreement, the lessee exercised its option to buy back the property for $1.2 million, which proceeds approximated book value. The Company also owns an office facility in the U.K., which facility the Company has determined not to use and is being held for sale. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In addition, the Company's development studios lease in the aggregate 71,000 square feet of office space in Ohio, Texas, Utah and the U.K.

         The Company's foreign subsidiaries lease office space in Japan, France, Germany, Spain, Australia and the U.K. The Company believes that these facilities are adequate for its current and foreseeable future needs.

ITEM 3.  LEGAL PROCEEDINGS.

         In the first quarter of fiscal 2001, as a result of Comedy Partners' (South Park) repeated refusal to approve the Company's proposed projects and designs, the Company refused to make royalty payments under the license agreement, resulting in the purported termination of the license by Comedy Partners based on the Company's refusal. On March 9, 2001, the Company and Comedy Partners settled the suit brought by Comedy Partners for $900,000, which amount was included in accrued royalties payable at August 31, 2000 and was paid in full in fiscal 2001.

         Pending litigation, claims and related matters at August 31, 2001 consisted of the following:

         The Company and other companies in the entertainment industry were sued in an action entitled James, et al. v. Meow Media, et al. filed in April 1999 in the U.S. District Court for the Western District of Kentucky, Paducah Division, Civil Action No. 5:99 CV96-J. The plaintiffs alleged that the defendants negligently caused injury to the plaintiffs as a result of, in the case of Acclaim, its distribution of unidentified "violent" video games, which induced a minor to harm his high school classmates, thereby causing damages to plaintiffs, the parents of the deceased individuals. The plaintiffs seek damages in the amount of approximately $110 million. The U.S. District Court for the Western District of Kentucky dismissed this action; however, it is currently on appeal to the U.S. Court of Appeals for the Sixth Circuit. Oral arguments are scheduled for late November 2001. The Company intends to defend this action vigorously.

         The Company and other companies in the entertainment industry were sued in an action entitled Sanders et al. v. Meow Media et al., filed in April 2001 in the U.S. District Court for the District of Colorado, Civil Action No. 01-0728. The complaint purports to be a class action brought on behalf of all persons killed or injured by the shootings which occurred at Columbine High School on April 20, 1999. The Company is a named defendant in the action along with more than ten other publishers of computer and video games. The complaint alleges that the video game defendants negligently caused injury to the plaintiffs as a result of their distribution of unidentified "violent" video games, which induced two minors to kill a teacher related to the plaintiff and to kill or harm their high school classmates, thereby causing damages to plaintiffs. The complaint seeks: compensatory damages in an amount not less than $15,000 for each plaintiff in the class, but up to $20 million for some of the members of the class; punitive damages in the amount of $5 billion; statutory damages against certain other defendants in the action; and equitable relief to address the marketing and distribution of "violent" video games to children. The Company believes the plaintiffs' claims are substantially similar to those dismissed by the U.S. District Court, and are on appeal, in the James case discussed above. The Company filed a motion to dismiss this action on July 9, 2001. The Company intends to defend this action vigorously.

         The Company received a demand for indemnification from the defendant Lazer-Tron Corporation in a matter entitled J. Richard Oltmann v. Steve Simon, No. 98 C1759 and Steve Simon v. J. Richard Oltmann, J Richard Oltmann Enterprises, Inc., d/b/a Haunted Trails Amusement Parks, and RLT Acquisitions, Inc., d/b/a Lazer-Tron, No. A 98CA 426, consolidated as U.S. District Court Northern District of Illinois Case No. 99 C 1055. The Lazer-Tron action involves the assertion by plaintiff Simon that defendants Oltmann, Haunted Trails and Lazer-Tron misappropriated plaintiff's trade secrets. Plaintiff alleges claims for Lanham Act violations, unfair competition, misappropriation of trade secrets, conspiracy, and fraud against all defendants, and seeks damages in unspecified amounts, including treble damages for Lanham Act claims, and an accounting. Pursuant to an asset purchase agreement made as of March 5, 1997, the Company sold Lazer-Tron to RLT Acquisitions, Inc. Under the asset purchase agreement, the Company assumed and excluded specific liabilities, and agreed to indemnify RLT for certain losses, as specified in the asset purchase agreement. In an August 1, 2000 letter, counsel for Lazer-Tron in the Lazer-Tron action asserted that the Company's indemnification obligations in the asset purchase agreement applied to the Lazer-Tron action, and demanded that the Company indemnify Lazer-Tron for any losses which may be incurred in the Lazer-Tron action. In an August 22, 2000 response, the Company asserted that any losses which may result from the Lazer-Tron action are not assumed liabilities under the asset purchase agreement for which the Company must indemnify Lazer-Tron. In a November 20, 2000 letter, Lazer-Tron responded to Acclaim's August 22 letter and reiterated its position that the Company must indemnify Lazer-Tron with respect to the Lazer-Tron action. No other action with respect to this matter has been taken to date.

         The Company is also party to various litigation matters arising in the ordinary course business, which we believe but cannot provide assurance will not have a material adverse effect on our liquidity or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's common stock was traded on The Nasdaq National Market until July 31, 2000 when it was delisted and transferred to the Nasdaq Small Cap Market. Its trading symbol remains unchanged as AKLM. As of November 26, 2001, the closing sale price of the common stock was $5.96 per share. As of such date, there were approximately 1,700 holders of record of the common stock.

         The following table sets forth the range of high and low sales prices for Acclaim's common stock for each of the periods indicated:

                                                                                  PRICE
                                                                         ----------------------
                                                                          HIGH            LOW
                                                                         -------         ------
Fiscal Year 2002
     First Quarter (through November 26, 2001).................       $   6.25         $   2.08

Fiscal Year 2001
     First Quarter.............................................       $   2.47         $   0.84
     Second Quarter............................................           2.03             0.31
     Third Quarter.............................................           4.00             0.72
     Fourth Quarter............................................           5.50             3.30

Fiscal Year 2000
     First Quarter............................................        $   8.69         $   6.00
     Second Quarter............................................           6.81             3.00
     Third Quarter.............................................           6.47             2.13
     Fourth Quarter
         June 1 - July 31......................................           2.34             1.25
         August 1 - August 31 (Nasdaq Small Cap Market) .......           2.25             1.28

DIVIDEND POLICY

         The Company has never declared or paid any cash dividends on its common stock and has no present intention to declare or pay cash dividends on its common stock in the foreseeable future. The Company is subject to various financial covenants with the Bank that could limit and/or prohibit the payment of dividends in the future. See discussion below at Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 9 (Debt) of the Notes to Consolidated Financial Statements at Item 8 in this Form 10-K. The Company intends to retain earnings, if any, which it may realize in the foreseeable future to finance its operations.

ITEM 6. SELECTED FINANCIAL DATA

         The following tables should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing at Item 8 and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing at Item 7 in this Annual Report on Form 10-K.

                                                                                     FISCAL YEARS ENDED AUGUST 31,
                                                                -------------------------------------------------------------------
STATEMENTS OF OPERATIONS DATA:                                        2001          2000          1999          1998          1997
                                                                     ------        ------        ------        ------       -------
                                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues                                                         $197,568     $188,626      $430,974      $326,561    $ 165,411
Cost of revenues                                                       62,023      105,396       200,980       148,660       89,818
                                                                 ------------- ------------  ------------  ------------  -----------

Gross profit                                                          135,545       83,230       229,994       177,901       75,593
                                                                 ------------- ------------  ------------  ------------  -----------

Operating expenses
      Marketing and selling                                            31,631       71,632        72,245        61,691       57,266
      General and administrative                                       40,839       56,378        64,322        50,848       62,005
      Research and development                                         39,860       57,410        50,452        37,367       41,689
      Goodwill writedown                                                    -       17,870             -             -       25,200
      Litigation (recovery) settlement                                      -            -        (1,753)            -       33,550
                                                                 ------------- ------------  ------------  ------------  -----------

Total operating expenses                                              112,330      203,290       185,266       149,906      219,710
                                                                 ------------- ------------  ------------  ------------  -----------

Earnings (loss) from operations                                        23,215     (120,060)       44,728        27,995     (144,117)

Other income (expense)
      Interest income                                                     471        3,758         3,999         2,196        2,186
      Interest expense                                                (10,993)     (11,449)      (10,343)       (9,028)     (11,427)
      Other income (expense)                                            1,699       (3,902)          646           291       (5,702)
                                                                 ------------- ------------  ------------  ------------  -----------

Total other expense                                                    (8,823)     (11,593)       (5,698)       (6,541)     (14,943)
                                                                 ------------- ------------  ------------  ------------  -----------

Earnings (loss) before income taxes                                    14,392     (131,653)       39,030        21,454     (159,060)

Income tax provision (benefit)                                           (106)          91         2,972           764          882
                                                                 ------------- ------------  ------------  ------------  -----------

Earnings (loss) before minority interest                               14,498     (131,744)       36,058        20,690     (159,942)

Minority interest                                                           -            -             -             -          714
                                                                 ------------- ------------  ------------  ------------  -----------

Earnings (loss) before extraordinary gain                              14,498     (131,744)       36,058        20,690     (159,228)

Extraordinary gain from early retirement of notes, net                  2,795            -             -             -            -
                                                                 ------------- ------------  ------------  ------------  -----------

Net earnings (loss)                                                  $ 17,293    $(131,744)     $ 36,058      $ 20,690    $(159,228)
                                                                 ============= ============  ============  ============  ===========

Per share data:

Earnings (loss) before extraordinary gain:

      Basic                                                            $ 0.24      $ (2.36)       $ 0.66        $ 0.40      $ (3.21)
                                                                 ============= ============  ============  ============  ===========
      Diluted                                                          $ 0.22      $ (2.36)       $ 0.57        $ 0.37      $ (3.21)
                                                                 ============= ============  ============  ============  ===========

Net earnings (loss):

      Basic                                                            $ 0.29      $ (2.36)       $ 0.66        $ 0.40      $ (3.21)
                                                                 ============= ============  ============  ============  ===========
      Diluted                                                          $ 0.26      $ (2.36)       $ 0.57        $ 0.37      $ (3.21)
                                                                 ============= ============  ============  ============  ===========

                                                                                              August 31,
                                                                 -------------------------------------------------------------------
BALANCE SHEET DATA:                                                   2001         2000          1999          1998          1997
                                                                 ------------- ------------  ------------  ------------  -----------

Working capital (deficiency)                                        $(43,113)     $(76,769)     $ 29,391      $(19,100)  $ (64,156)
Total assets                                                         125,630        93,093       244,838       160,407     133,175
Short-term debt                                                       54,653        30,108           724           724       1,002
Long-term liabilities                                                 18,142        59,564        53,584        56,629      59,472
Stockholders' equity (deficit)                                       (20,355)      (93,980)       31,359       (21,773)    (59,046)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company develops, publishes, distributes and markets under its brand names video and computer games on a worldwide basis for popular interactive entertainment consoles, such as Sony's PlayStation and PlayStation 2, Nintendo's Game Boy Advance and GameCube and Microsoft's Xbox, and, to a lesser extent, PCs. In fiscal 2001, the Company released a total of thirty-five titles for PlayStation, PlayStation 2, Game Boy Color, Dreamcast and PCs. In fiscal 2002, the Company currently plans to release a total of approximately fifty titles for PlayStation, PlayStation 2, Game Boy Advance, GameCube, Xbox and PCs. The Company develops its own software in its six software development studios located in the U.S. and the U.K., which includes a motion capture studio and a recording studio in the U.S., and contracts with independent software developers to create software for the Company. The Company distributes its software directly through its subsidiaries in North America, the U.K., Germany, France, Spain, and Australia. The Company uses regional distributors in Japan and the Pacific Rim. The Company also distributes software developed and published by third parties, develops and publishes strategy guides relating to its software and issues "special edition" comic magazines from time to time to support its time valued brands, Turok and Shadow Man.

         The video and computer games industry is characterized by rapid technological changes, which have resulted in successive introductions of increasingly advanced game consoles and PCs. As a result of the rapid technological shifts, no single game console or PC system has achieved long-term dominance in the video and computer games market. Therefore, the Company must continually anticipate game console cycles and its research and development group must develop software programming tools necessary for emerging hardware systems.

         The Company's revenues have traditionally been derived from sales of software for the then-popular game consoles. Accordingly, the Company's performance has been, and is expected in the future to be, materially and adversely affected by platform transitions. In fiscal 2000, the video and computer games industry began experiencing another platform transition from 32-bit and 64-bit to 128-bit game consoles and related software. The Company believes that sales of 32-bit and 64-bit game consoles peaked in fiscal 1999, and deteriorated in fiscal 2000 and 2001. This transition during fiscal 2000 resulted in increased competition, fewer hit titles capable of achieving significant sales levels and increased price weakness for non-hit titles. The software transition also resulted in an industry-wide software price weakness which impacted the Company's operating results during fiscal 2000, as the market commenced a shift to next-generation systems that were launched by Sega in fiscal 2000 and Sony in fiscal 2001. Sony introduced PlayStation 2 in Japan in the spring of 2000 and shipped a limited number of units in the U.S. and Europe in the fall of 2000. Sony announced that it expects to sell twenty-three million PlayStation 2 units worldwide by the end of calendar year 2001. Microsoft introduced its Xbox system entering the video game console market for the first time in the U.S. in November 2001; it has announced it plans to ship approximately one million Xbox units in the U.S. by the end of calendar 2001. Nintendo introduced its next-generation system, the GameCube, in Japan in September 2001 and in the U.S. in November 2001, and has announced that it intends to ship approximately two and one half million units in these two territories by the end of calendar 2001. Nintendo intends to launch the GameCube in Europe in the spring of 2002. Nintendo also launched its new handheld system, Game Boy Advance, in Japan, the U.S. and Europe in the spring of 2001. In early 2001, Sega announced its plan to exit the hardware business, cease distribution and sales of its Dreamcast console and re-deploy its resources to develop software for multiple platforms. See "Factors Affecting Future Performance: Industry Trends, Platform Transitions and Technological Change May Adversely Affect the Company's Revenues and Profitability" above.

         The Company's current release schedule is developed around PlayStation 2, Xbox, Game Boy Advance and GameCube. The Company will continue to support legacy systems, such as PlayStation, on a limited basis. The Company did not release any N64 titles in fiscal 2001 and does not plan to release any new N64 or Dreamcast titles in fiscal 2002. In early 2001, Sega announced its plan to exit the hardware business, cease distribution and sales of its Dreamcast console and re-deploy its resources to develop software for multiple platforms. Although the installed base of next-generation systems in fiscal 2001 did not support software sales at the levels achieved in fiscal 1999 ($431 million), which was prior to the current platform transition, when the current transition is complete, the Company anticipates that the eventual installed base of 128-bit systems will provide a market for its software large enough to substantiate software sales at levels greater than those achieved in fiscal 1999, and improved gross margins are expected (based on the predominance of CD-based product rather than cartridge-based product) when compared to fiscal 2000 and 2001. There can be no assurance, however, that the next-generation game systems (e.g., Nintendo's GameCube, Microsoft's Xbox and Sony's PlayStation 2) will achieve commercial success similar to and/or consistent with the previous level of installed bases of the 32-bit PlayStation or 64-bit N64, nor can there be any assurances made as to the timing of their success. See "Liquidity and Capital Resources" below and "Factors Affecting Future Performance: Industry Trends, Console Transitions and Technological Change May Adversely Affect the Company's Revenues and Profitability."

         The technological advances that have been incorporated into Sony's PlayStation 2, Nintendo's GameCube and Microsoft's Xbox include, in addition to faster microprocessors and more powerful graphics chipsets, a host of new features not previously offered in video game consoles. Both PlayStation 2, and Xbox utilizing peripheral equipment, are capable of playing DVD movies. In addition, PlayStation 2, GameCube and Xbox each feature dial up and broadband Internet connectivity capability. These new console features provide consumers with a single product that serves multiple entertainment functions.

         The rapid technological advances in game consoles have significantly changed the look and feel of software as well as the software development process. Currently, the process of developing software for the new 128-bit consoles is extremely complex and the Company expects it to become even more complex and expensive with the advent of more powerful future game consoles. According to the Company's current estimates, the average development time for a title for dedicated game consoles is between twelve and thirty-six months and the average development cost for a title is between $2 million and $8 million. The average development time for the Company's software for handheld systems is currently between six and nine months and the average development cost for a title is between $200,000 and $400,000.

         The Company's revenues in any period are generally driven by the titles released by the Company in that period. The Company has experienced delays in the introduction of new titles, which has had a negative impact on its operations, as well as quarterly and annual reported financial results. It is likely that some of the Company's future titles will not be released in accordance with the Company's operating plans, in which event its results of operations and profitability in that period would be negatively affected. See "Liquidity and Capital Resources" below and "Factors Affecting Future
Performance: Revenues and Liquidity Are Dependent on Timely Introduction of New Titles."

         Revenues from the Company's 32-bit and 64-bit software in fiscal 2000 were significantly below the Company's projections and fiscal 1999 results, as the Company moved to implement its strategy to transition its business operating model to focus on CD-based product. See "Gross Profit" below. Although the Company anticipated the softening of the market for the maturing game consoles it was not able to precisely gauge the depth of the impact of this industry transition on the Company's revenue. The Company attributes the significant revenue decrease in fiscal 2000 compared to fiscal 1999 to four primary factors:
(1) lower than expected retail sell-through on certain N64 and Dreamcast titles, which accounted for approximately 335,000 less units being sold at or near full price, thus requiring the Company to provide higher sales allowances; (2) Delays in the introduction of six new titles which impacted fiscal 2000 gross revenue by approximately $31 million; (3) the industry transition to next generation systems, the Company implemented a strategy to cease development of all N64 software, which accounted for approximately 59% of the Company's total gross revenue for fiscal 1999; (4) at a time when the Company's release strategy was Nintendo (N64) dependent, the Company cancelled fourteen titles primarily for N64, Dreamcast, and PC systems scheduled for release in fiscal 2000 with total forecasted gross revenue of approximately $95.0 million. In fact, the Company's fiscal 2000 N64 business decreased 71% from fiscal 1999 and accounted for 31% of the total fiscal 2000 gross revenue. The Company assessed the impact that the above factors had on the level of returns and price concessions that would need to be provided on shipments of new 32-bit and 64-bit products during the last half of fiscal 2000, and given its decision to exit the N64 market, the Company established higher allowances for N64 products shipped during fiscal 2000 and increased its allowances for N64 products that remained unsold in the retail channel. The decline in fiscal 2000 sales was partially offset by revenues from software for Sega's Dreamcast, but sales for this console were lower in fiscal 2001 than the prior year based predominantly on Sega's announced hardware product discontinuation.

         Revenues from sales of the Company's software in fiscal 2001 increased predominantly as a result of increases in sales of PlayStation, PlayStation 2 and Game Boy products, and reduced markdown allowances due to the change in the overall product mix from cartridge- to CD-based product, which have a shorter order cycle and require less on-hand inventory. As a result of the industry platform transition, revenues from the Company's 64-bit software and certain 128-bit software in fiscal 2001 were negatively impacted by (1) the continuous decline of the market for N64 software and the Company's prior emphasis on developing products for the N64 platform, (2) the decline of the market for Dreamcast software and Sega's exit from the hardware market, and (3) the limited number of PlayStation 2 consoles. As of August 31, 2001, there were approximately 4 million PlayStation 2 consoles in the United States. See "Results of Operations" discussion below.

         In fiscal 2001, the Company changed its quarterly closing dates from the last calendar day of the quarter to the Saturday closest to the quarter end. The change applied to quarterly dates while the year-end date remained unchanged. The change did not have a material effect on the financial condition, results of operations or cash flows of the Company for any quarter in fiscal 2001.

         The Company recorded net earnings of $17.3 million, or $0.26 per diluted share, for the fiscal year ended August 31, 2001 compared to a net loss of ($131.7) million, or ($2.36) per diluted share and net earnings of $36.1 million, or $0.57 per diluted share, for the fiscal years ended August 31, 2000 and 1999, respectively. Earnings from operations increased due primarily to a significant reduction of $91.0 million, or 45%, in operating expenses from $203.3 million in fiscal 2000 to $112.3 million in fiscal 2001. In the second half of fiscal 2000 and continuing into fiscal 2001, the Company implemented the following initiatives to reduce fixed and variable expenses company wide by eliminating certain marginal titles under development, reducing staff and lowering marketing and selling expenses:

         o Reduction of Marketing and Selling Expenses - The Company made the strategic decision to limit TV and print media advertising expenditures for software compatible with next-generation systems because the installed base in North America of the PlayStation 2 system was not sufficient (4.0 million units as of August 31, 2001) to warrant such expenditures. This action was the primary reason for the 56% reduction in marketing and selling expenses from $40.0 million to $31.6 million in fiscal 2001 from $71.6 million in fiscal 2000.

         o Reduction of Overhead and Other Operating Expenses - Through a series of targeted headcount and other operating expense reductions, the Company successfully executed its cost reduction plan, which for fiscal 2001 reduced overhead and other operating expenses by $51.0 million, or 39%, to $80.7 million from $131.7 million for the prior year. The Company reduced personnel by 23%, from 800 employees at May 31, 2000 to 613 employees at August 31, 2001.

         For fiscal years 2001, 2000 and 1999, approximately 24%, 57%, and 82%, respectively, of the Company's gross revenues were derived from software developed by its studios. Revenue for fiscal 2001 included two internally-developed software titles, Crazy Taxi and All Star Baseball 2002, which together accounted for approximately 15% of gross revenues.

         The Company implemented a three-tier product development strategy in fiscal 2000 to ensure that its software would be competitive for all of the next-generation hardware systems: first, it directed its studios to develop the software tools and engines for all the next-generation hardware systems, second, it ensured that the development of its key titles for next-generation systems were performed by its internal studios (i.e., Turok, Jinx, All Star Baseball, and NFL Quarterback Club, among others) and third, it contracted with independent studios for the development of software for PlayStation and Game Boy Color. Internal development of games permits the Company to better control variable expenses, spread the costs of its software development tools and engines across several different games, shorten the development time and costs of creating sequels (i.e. All Star Baseball, and NFL Quarterback Club), protect the proprietary game engine technology for next-generation systems, and helps ensure the timeliness and quality of its titles. Research and development expenses declined $17.6 million or 31% primarily as a result of the reduction of the overall number of titles in development. Because of the focus on fewer, better games for the next-generation systems, and the fact that a significant amount of the research and development work for developing the next-generation game engines was completed in fiscal 2000 and 2001, the Company believes that it is well positioned to compete in the future. The Company generally expects research and development expenses to increase ratably with net revenue in the future as it develops titles and sequels across all platforms. See "Factors Affecting Future Performance: Profitability is Affected By Research and Development Expense Fluctuations due to Console Transitions and Development for Multiple Consoles."

         As the Company emerges from the current game console transition and prepares to compete in the software market for next-generation systems, it is necessary that the Company continue to meet its product release schedule, sales projections and manage its operational expenditures at planned levels in order to generate sufficient liquidity to fund its operations and to repay the remaining Note holders at maturity. See "Liquidity and Capital Resources" and
Note 9 (Debt) of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

         The Company's results of operations in the future will be dependent in large part on (1) the timing and rate of growth of the software market for 128-bit and other emerging game systems and (2) the Company's ability to identify, develop and timely publish, in accordance with its product release schedule, software that performs well in the marketplace.





RESULTS OF OPERATIONS

         The following table shows certain statements of consolidated operations data as a percentage of net revenues for the periods indicated:


                                                                                FISCAL YEARS ENDED AUGUST 31,
                                                                -------------------------------------------------------------------
                                                                       2001                    2000                    1999
                                                                -------------------     -------------------     -------------------

Domestic revenues                                                            74.0%                   63.6%                   69.7%
Foreign revenues                                                             26.0%                   36.4%                   30.3%
                                                                -------------------     -------------------     -------------------

Net revenues                                                                100.0%                  100.0%                  100.0%
Cost of revenues                                                             31.4%                   55.9%                   46.6%
                                                                -------------------     -------------------     -------------------

Gross profit                                                                 68.6%                   44.1%                   53.4%
                                                                -------------------     -------------------     -------------------

Operating expenses
     Marketing and selling                                                   16.0%                   38.0%                   16.8%
     General and administrative                                              20.7%                   29.9%                   14.9%
     Research and development                                                20.2%                   30.4%                   11.7%
     Goodwill writedown                                                          -                    9.5%                       -
     Litigation recovery                                                         -                       -                   (0.4%)
                                                                -------------------     -------------------     -------------------

Total operating expenses                                                     56.9%                  107.8%                   43.0%
                                                                -------------------     -------------------     -------------------

Earnings (loss) from operations                                              11.7%                  (63.7%)                  10.4%

Other income (expense)
     Interest income                                                          0.2%                    2.0%                    0.9%
     Interest expense                                                        (5.6%)                  (6.1%)                  (2.4%)
     Other income (expense)                                                   0.9%                   (2.1%)                   0.1%
                                                                -------------------     -------------------     -------------------

Total other expense                                                          (4.5%)                  (6.2%)                  (1.4%)
                                                                -------------------     -------------------     -------------------

Earnings (loss) before income taxes                                           7.2%                  (69.9%)                   9.0%

Income tax provision (benefit)                                               (0.1%)                      -                    0.7%
                                                                -------------------     -------------------     -------------------

Earnings (loss) before extraordinary gain                                     7.3%                  (69.9%)                   8.3%

Extraordinary gain                                                            1.4%                       -                       -
                                                                -------------------     -------------------     -------------------

Net earnings (loss)                                                           8.7%                  (69.9%)                   8.3%
                                                                ===================     ===================     ===================


         NET REVENUES

         The Company's gross revenues were derived from the following product categories:

                                                                      FISCAL YEARS ENDED AUGUST 31,
                                                            ---------------------------------------------------
                                                                 2001                2000             1999
                                                            ---------------     ---------------   -------------
Nintendo Game Boy software...........................            11%                   9%               5%
Nintendo 64 software.................................             2%                  31%              59%
                                                            ---------------     ---------------   -------------
     Subtotal for cartridge-based software...........            13%                  40%              64%
                                                            ---------------     ---------------   -------------

Sony PlayStation: 32-bit software....................            41%                  32%              27%
Sony PlayStation 2: 128-bit software.................            33%                   -                -
Sega Dreamcast: 128-bit software.....................             9% (1 )             21%    (less than)1%
                                                            ---------------     ---------------   -------------
     Subtotal for CD-based software.................             83%                  53%              27%
                                                            ---------------     ---------------   -------------

PC software..........................................             4%                   7%               9%
                                                            ---------------     ---------------   -------------

Total................................................           100%                 100%             100%
                                                            ===============     ===============   =============


----------------

   (1)  Sales occurred primarily during the first quarter of fiscal 2001.

   Note: The numbers in the above schedule do not give effect to sales credits and allowances as the Company does not track sales credits and allowances by product category. Accordingly, the numbers presented may vary materially from those that would be disclosed were the Company able to present such information net of sales credits and allowances as a percentage of net revenues.

         The Company derives net revenues from shipment of finished products to its customers. Net revenues from product sales are recorded after deducting the estimated cost of allowances for returns and price concessions given. For the fiscal year ended August 31, 2001, net revenues of $197.6 million reflected an increase of approximately $9.0 million or 5%, compared to $188.6 million for the same period last year. Revenues from sales of the Company's software in fiscal 2001 increased predominantly as a result of increases in sales of PlayStation, PlayStation 2 and Game Boy products, and reduced markdown allowances due to the change in the overall product mix from cartridge- to CD-based product, which has a shorter order cycle and require less on-hand inventory, which the Company believes will permit more accurate and lower allowance estimates. As a result of the industry platform transition, revenues from the Company's 64-bit software and certain 128-bit software in fiscal 2001 were negatively impacted by (1) the continuous decline of the market for N64 software and the Company's prior emphasis on developing products for the N64 platform, (2) the decline of the market for Dreamcast software and Sega's exit from the hardware market, and (3) the limited number of PlayStation 2 consoles. During fiscal 2001, the accelerated hardware transition that had commenced in fiscal 2000 reversed course and began to slow due to production delays experienced by Sony in the manufacture of its PlayStation 2. As a result, N64, Dreamcast and other related and marked down products in the retail channel continued to sell through at higher rates than previously forecasted because of the unavailability of PlayStation 2 in the marketplace in the quantities expected. Accordingly, in fiscal 2001, the Company did not need to provide for any additional sales allowances for N64 products as a result of better-than-expected continued sell through of N64 and other remaining and marked down products in the retail channel.

         In the fiscal year ended August 31, 2001, the Dave Mirra Freestyle BMX franchise (for multiple platforms), Mary-Kate & Ashley (for multiple platforms) Crazy Taxi, and All-Star Baseball 2002 each for PlayStation 2, accounted for approximately 25%, 13%, 10%, and 5%, respectively, of the Company's gross revenues. In the fiscal year ended August 31, 2000, WWF Attitude (for multiple platforms), the ECW franchise (for multiple platforms), the South Park franchise (for multiple platforms) and the Turok franchise(for multiple platforms), accounted for approximately 11%, 20%, 10%, and 9.5%, respectively, of the Company's gross revenues. In the fiscal year ended 1999, Turok 2: Seeds of Evil (for multiple platforms), WWF Attitude (for multiple platforms), WWF Warzone (for multiple platforms), and South Park (for multiple platforms) accounted for approximately 17%, 15%, 13%, and 10%, respectively, of the Company's gross revenues. Sales of titles using South Park properties aggregated less than 1% and 20% of gross revenues in fiscal 2001 and 2000, respectively. Licenses relating to South Park, and WWF software were either not renewed or were terminated in fiscal 2001 based on the Company's product release strategy, financial resources and the economic viability of such products. As a result of ECW's bankruptcy in fiscal 2000, the Company can no longer utilize ECW's license. Sales of titles using ECW properties aggregated 10% of gross revenues during that year.

         In November 2001, the Company released four titles for Nintendo's GameCube and two titles for Game Boy Advance.

         The Company anticipates that its mix of domestic and foreign net revenues will continue to be affected by the content of titles it releases to the extent such titles are more relatively positioned for the domestic consumer.

         A significant portion of the Company's revenues in any quarter are generally derived from software first released in that quarter or in the immediately preceding quarter. See "Factors Affecting Future Performance:
Revenues and Liquidity Are Dependent on Timely Introduction of New Titles" and "The Company's Future Success is Dependent on Its Ability to Release "Hit" Titles."

GROSS PROFIT

         Gross profit is significantly affected by the sales mix between CD-based and cartridge-based software. Gross profit is also from time to time significantly affected by the level of price concessions provided to retailers and distributors as well as from fees paid to third-party distributors for software sold overseas. The Company grants price concessions to its key customers who are major retailers that control the market access to the consumer, when those concessions are necessary to maintain the Company's relationships with the retailers and access to its retail channel customers. If the consumers demand for a specific title falls below expectations or significantly declines below previous rates of sale, then, a price concession or credit may be negotiated to spur further sales. Gross profit percentages earned on foreign software sales to third-party distributors are generally one third lower than those on sales the Company makes directly to foreign retailers.

         Gross profit of $135.5 million (69% of net revenues) for the fiscal year ended August 31, 2001 increased $52.3 million or 63% from $83.2 million (44% of net revenues) for the fiscal year ended August 31, 2000. The increased gross profit for fiscal 2001 over the prior year is due to significant PlayStation and PlayStation 2 software sales volume and the reduced dependency on N64 products. The Company's improved gross profit as a percentage of net revenues for fiscal 2001 as compared to fiscal 2000 is partially attributable to the strategic transformation of its operating business model from cartridge-based product to CD-based product. For fiscal 2001, N64 titles accounted for only 2% of gross revenues, compared to approximately 31% of gross revenues in the prior year. This shift helped the Company to achieve (1) lower inventory levels, (2) improved inventory turnover rates, and (3) reduced product-manufacturing costs per unit, which had a positive effect on gross profit as a percentage of net revenues. The Company realized lower inventory levels because the lead-time for the production of software decreased from six to eight weeks for cartridge-based software to seven to fourteen days for CD-based software. The Company, through an electronic retail sales tracking system provided by a third party, was able to order and deliver products more rapidly based on the reported sell-through at retailers, thereby reducing required on-hand inventory levels, improving inventory turnover rates and reducing inventory related costs. Additionally, the average cost to manufacture CD-based software ($9 per unit on average) is significantly lower than that of cartridge-based software ($19 per unit on average), which results in significantly higher gross margins and allows the Company to permit markdown allowances to various price points while still recovering the manufacturing cost of the CD-based product. Conversely, the higher manufacturing cost of cartridge-based software does not permit this flexibility and may prevent the Company from recovering its manufacturing cost, as has occurred in the past. For fiscal 2001, approximately 83% of the Company's revenue was derived from CD-based product compared to 53% for the prior year. The improved gross margin for the fiscal year ended August 31, 2001 was also attributable to decreased sales allowances primarily due to increased rates of retail sell through for products released in fiscal 2001, compared to lower sell-through rates in the prior year, which resulted in the Company providing for and offering customers higher levels of sales allowances in fiscal 2000. In fiscal 2000, the Company, anticipating the decreased rate of growth for N64 hardware and decreasing N64 software sales, established higher allowances for N64 products that shipped during fiscal 2000, and increased the allowances for N64 product that remained unsold in the retail channel. In fiscal 2001, due to the continued sell through of N64 and other released and marked down products in the retail channel, which resulted from delays in the 128-bit transition, the Company did not need to provide for any additional sales allowances for these products and was able to reduce by $11.5 million previously established allowances related to products that sold through the retail channel where the Company did not need to provide the customer a price concession.

         The Company's gross profit in fiscal 2002 is dependent in large part on the timing and rate of growth of the software market for 128-bit and other emerging game consoles, primarily PlayStation 2, Nintendo's GameCube and Microsoft's Xbox, and the Company's ability to identify, develop and timely publish, in accordance with its product release schedule, software that sells through at projected levels at retail. See "Factors Affecting Future
Performance: Liquidity and Meeting Cash Requirements are Dependent on Achieving Timely Product Releases and Sales Objectives."

         Gross profit decreased to $83.2 million (44% of net revenues) for fiscal 2000 from $230.0 million (53% of net revenues) for fiscal 1999. The decrease of $146.8 million is predominantly due to the decrease in net revenues, the establishment of increased sales allowances for returns, price concessions and price protection, as well as lower average net selling prices per unit obtained during the platform transition period of fiscal 2000 as compared to fiscal 1999.

OPERATING EXPENSES

         Operating expenses for the year ended August 31, 2001 of $112.3 million (57% of net revenue) were $91.0 million, or 45%, lower than the $203.3 million of operating expenses for the fiscal year ended August 31, 2000. Operating expenses for the year ended August 31, 2000 of $203.3 million (108% of net revenue) were $18.0 million, or 10%, higher than the $185.3 million of operating expenses for the fiscal year ended August 31, 1999.

         Marketing and selling expenses of $31.6 million (16% of net revenues) for the fiscal year ended August 31, 2001 decreased by $40.0 million or 56% from $71.6 million (38% of net revenues) for the fiscal year ended August 31, 2000. The decrease in marketing expenses was primarily due to reduced marketing expenditures in accordance with the Company's operating plan to refocus and limit discretionary marketing spending on TV advertising and print media to significantly lower levels than during the prior year. For fiscal 2001, the Company limited funding for TV and media advertising because the estimated installed base in North America of the PlayStation 2 system of 4.0 million units as of August 31, 2001 was not deemed sufficient to allow marketing expenditures to be cost effective. Marketing and selling expenses decreased to $71.6 million (38% of net revenues) for the year ended August 31, 2000 from $72.2 million (17% of net revenues) for the year ended August 31, 1999. Although marketing expenses increased by $9.6 million for fiscal 2000 over fiscal 1999 (primarily related to increased television and print advertising), the increase was offset by lower sales commission expenses recognized on lower revenues in fiscal 2000 as compared to fiscal 1999, resulting in the overall decrease in marketing and selling expenses. The significant increase of marketing and selling expenses as a percentage of revenue in fiscal 2000 was due to the lower net revenues achieved in fiscal 2000.

         General and administrative expenses of $40.8 million (21% of net revenues) decreased by approximately $15.5 million or 28% for the fiscal year ended August 31, 2001 from $56.4 million (30% of net revenues) for the fiscal year ended August 31, 2000. The decrease is primarily due to the cost reduction efforts initiated by the company in the second half of fiscal 2000 and continuing throughout fiscal 2001. The reductions were realized primarily from reductions in personnel and personnel related expenses. The Company reduced total personnel by 23% (of which the majority were general and administrative employees), from 800 employees at May 31, 2000 to 613 employees at August 31, 2001.

         Research and development expenses of $39.9 million (20% of net revenues) decreased by $17.6 million or 31% for the fiscal year ended August 31, 2001 from $57.4 million (30% of net revenues) for the fiscal year ended August 31, 2000. The decrease in research and development expenses is related to the reduction in the number of overall titles being developed. In addition, the Company reduced development of software for the N64 and Dreamcast console systems and concentrated its software development expenditures predominantly on next-generation systems. Because expenditures for developing the software tools and the game engines for next-generation consoles are complete, the Company now possesses proprietary game engine and technology for next-generation consoles which will allow for more cost-effective and quicker development of game sequels. The Company generally expects research and development expenses to increase proportionately with anticipated net revenue increases in the future as it develops titles and sequels across all platforms. Research and development expenses increased to $57.4 million (30% of net revenues) for the year ended August 31, 2000 from $50.5 million (12% of net revenues) for the year ended August 31, 1999. The dollar increase in fiscal 2000 is primarily attributable to implementing the Company's strategy to establish its own brands, increasing the number of internally developed titles, and increasing costs associated with the decision to concurrently develop new game engines and programming tools for the next-generation game consoles for Sony, Nintendo, Microsoft and Sega while continuing to support the then-existing platforms and increased personnel cost at the studios.

         Software development costs are capitalized once technological feasibility of the product is established. Prior to establishing technological feasibility, software development costs are expensed to research and development. Subsequent to establishing technological feasibility but before general release of the software, development costs are capitalized. For sequel products, once a proven game engine technology exists and the Company has detailed program designs and other criteria supporting the technological feasibility of the title in development have been met, the Company capitalizes the remaining software development costs and begins to expense them upon release of the product or when they are deemed unrecoverable. Once the software is released to the public, ongoing development costs are expensed and capitalized development costs are amortized to cost of revenues. The Company capitalized approximately $5.6 million of software development costs, net of amortization, for the fiscal year ended August 31, 2001 while it capitalized no software development costs for the fiscal year ended August 31, 2000.


INTEREST INCOME AND EXPENSE

         Interest income decreased by $3.3 million, or 88%, to $0.5 million (0.2% of net revenue) for the fiscal year ended August 31, 2001 from $3.8 million (2% of net revenue) for the fiscal year ended August 31, 2000 and decreased by $0.2 million, or 6%, from $4.0 million (1% of net revenue) for the fiscal year ended August 31, 1999. The reduction in interest income for fiscal 2001 and 2000 was due to lower average cash balances available for investment. Cash balances were $26.8 million at August 31, 2001, mainly as a result of the $33.6 million Private Placement, $6.7 million at August 31, 2000 and $74.4 million at August 31, 1999. Interest expense decreased by $0.5 million, or 4%, to $11.0 million (6% of net revenue) for the fiscal year ended August 31, 2001 from $11.5 million (6% of net revenue) for the fiscal year ended August 31, 2000 and increased from $10.3 million (2% of net revenue) for the fiscal year ended August 31, 1999.

         In the third quarter of fiscal 2001, the Company realized an extraordinary gain of $7.1 million through the early retirement of $13.9 million in principal amount of Notes for an aggregate purchase price of $6.8 million, including the use of the proceeds from the concurrent sale of common stock to the Note holders. In addition, in June 2001, the Company retired $6.6 million in principal amount of the Notes in exchange for 2,021,882 shares of the Company's common stock, which resulted in a non-cash extraordinary loss on extinguishment of debt of approximately $0.4 million. The Company was subsequently required to issue additional common stock to certain former Note holders due to the delayed effective date of an associated registration statement. The issuance of the additional shares of common stock in the fourth quarter of fiscal 2001 reduced the related third quarter extraordinary gain of $7.1 million by approximately $4.0 million. As a result, the Company reported a net extraordinary gain for the fiscal year ended August 31, 2001 of $2.8 million.

         In the fourth quarter of fiscal 2000, the Company concluded that the goodwill associated with Acclaim Comics, its comics and strategy guides business, was no longer recoverable. Accordingly, the Company recorded a $17.9 million charge to write-off the remaining goodwill associated with the business. This determination was based on the general deterioration in the comic book and strategy guides publishing industry; the shortened longevity of the characters featured in the Company's video games and strategy guides and the inability of the featured characters to generate sufficient positive operating cash flows before any charge for goodwill amortization. The Company will continue to publish strategy guides to support its game titles and "special issue" comic books to support certain of its internally-developed characters, i.e., Turok and Shadow Man.

INCOME TAXES

         As of August 31, 2001, the Company had a U.S. tax net operating loss carryforward of approximately $201.0 million expiring in fiscal years 2011 through 2021. For the fiscal years ended August 31, 2001, 2000 and

1999, the (benefit) provision for income taxes of $(0.1) million, $0.1 million and $3.0 million, respectively, related primarily to federal alternative minimum, state and foreign taxes.

SEASONALITY

         The Company's business is seasonal, with higher revenues and operating income typically occurring during its first, second and fourth fiscal quarters (which corresponds to the holiday-selling season). The timing of the delivery of software titles and the release of new products cause material fluctuations in the Company's quarterly revenues and earnings, which causes the Company's results to vary from the seasonal patterns of the industry as a whole. See "Factors Affecting Future Performance: Revenues Vary Due to the Seasonal Nature of Video and PC Game Software Purchases."

LIQUIDITY AND CAPITAL RESOURCES

         At August 31, 2001, the Company had a negative working capital position of approximately ($43.1) million as compared to ($76.8) million at August 31, 2000. The increase of $33.7 million in the Company's working capital position in fiscal 2001 as compared to fiscal 2000 was primarily due to the gross proceeds of $33.6 million obtained from the Private Placement. Working capital was negatively impacted at August 31, 2001 as compared to August 31, 2000 due to a reclassification of the Notes from a long-term to a short-term liability. As of November 26, 2001, the Company had cash of approximately $17.0 million. See "Factors Affecting Future Performance:
Liquidity and Cash Requirements are Dependent on Achieving Timely Product Releases and Sales Objectives; If Cash Flows from Operations Are Not Sufficient to Meet the Company's Needs, It May be Forced to Sell Assets, Refinance Debt, or Further Downsize Operations".

         The Company's working capital and stockholders' deficits at August 31, 2001, and the recurring use of cash in operating activities raise substantial doubt about the Company's ability to continue as a going concern. Short-term liquidity in fiscal 2001 was addressed by the Company receiving additional borrowings under the Credit Agreement with the Bank, with proceeds from the issuance of common stock and with short-term financing from affiliates of the Company, which was borrowed and repaid in each of the second and third quarters of fiscal 2001. To enhance long-term liquidity, the Company implemented targeted expense reductions, including a significant reduction in the number of its personnel, and raised $31.5 million (net of expenses) from sales of common stock in the Private Placement, $4.8 million of other sales of common stock and $9.5 million from the Participation.

     In July 2001, the Bank in its discretion agreed to loan the Company $10 million, above the standard borrowing formula under the Credit Agreement (the "Overformula Loan"), which is required to be repaid by January 7, 2002. As security for the Overformula Loan, the Bank was granted a second mortgage on the Company's headquarters located in Glen Cove, New York, and two of the Company's executive officers each personally pledged to the Bank 625,000 shares of the Company's common stock, with an approximate aggregate market value of $5 million. In the event the market value of such pledged stock (based on a 10 trading day average reviewed by the Bank monthly) decreases below $5 million and such executive officers do not deliver additional shares of stock of the Company to cover such shortfall, the Bank is entitled to reduce the Overformula Loan by an amount equal to the shortfall. In October 2001, the Company's executive officers pledged an additional 317,000 shares of the Company's common stock to the Bank to cover a shortfall in the aggregate market value of the shares they had already pledged. Such shares were timely delivered to the Bank and no reduction to the Overformula Loan was necessary. In connection with the Overformula Loan, the Company issued to the Bank a five-year-warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $4.70 per share, which was equal to the market price per share on the date of issuance. In addition, in each of June 2001 and April 2001, the Bank provided the Company with $5.0 million interim funding, above the standard borrowing formula under the Credit Agreement. Such interim funding was repaid prior to August 31, 2001.

         In July 2001, the Company successfully completed the Private Placement of 9,335,334 shares of its common stock to certain investors for gross proceeds of $33.6 million. The capital raised from the Private Placement was utilized for ongoing product development for the next-generation systems, the acquisitions of additional strategic properties, integrated marketing and advertising campaigns and the continued reduction of outstanding liabilities. The common stock issued to the investors is covered by a pending registration statement on file with the SEC. As a result of the delayed effectiveness of the registration statement covering the resale of the shares of common stock issued in connection with the Private Placement, the Company is required to pay to the investors for each 30-day period following September 30, 2001 a total of $330,000, or 1% of the purchase price paid for the stock. To date, the Company has paid an aggregate of $1.0 million due to the delayed effectiveness.

         In March 2001, the Bank entered into participation agreements with certain junior participants (the "Junior Participants") under and pursuant to the terms of the Credit Agreement between the Company and the Bank (the "Participation"). Following the Participation, the Bank advanced $9.5 million to the Company pursuant to the Credit Agreement for working capital purposes. The Credit Agreement requires that the Company repay the $9.5 million to the Bank upon termination of the Credit Agreement for any reason, and the junior participation agreements require the Bank to repurchase the Participation from the Junior Participants on March 12, 2005 or the date the Credit Agreement is terminated and the Company repays all amounts outstanding thereunder, whichever is earlier. Were the Company not able to repay the Participation, the Junior Participants would have subordinate rights assigned to it under the Credit Agreement with respect to the unpaid Participation.

         The Company owned a building in Oyster Bay, New York, which it leased to a third-party tenant. In March 2001, under the terms of the lease buyback agreement, the lessee exercised its option to buy back the property for $1.2 million, which proceeds approximated net book value.

         In April and March 2001, the Company retired a total of $13.9 million in principal amount of the Notes for an aggregate purchase price of approximately $6.8 million. Concurrently with the Note repurchases, the Company sold a total of 3,147,000 shares of its common stock to the same Note holders for $3.9 million, based on a purchase price of $1.25 per share. The $6.8 million purchase price of the Notes included $0.8 million for the excess of the fair value of the common stock at issuance over the price paid by the Note holders, plus $6.0 million of cash paid by the Company (including the use of the proceeds of the stock sale). As a result of the Note retirement, the Company recorded an extraordinary gain on the early retirement of the Notes in the third quarter of fiscal 2001 of approximately $7.1 million. Because the Company was required to issue additional shares of common stock to certain investors due to the delayed effectiveness of its registration statement, the issuance of the additional shares of common stock in the fourth quarter of fiscal 2001 reduced the related reported third quarter extraordinary gain of $7.1 by approximately $4.0. In June 2001, the Company retired $6.7 million in principal amount of the Notes plus accrued interest in exchange for 2,021,882 shares of its common stock. The excess of the $7.2 million fair value of the shares of common stock issued over the principal amount of the Notes retired and accrued interest, amounting to approximately $0.4 million, was recorded as an extraordinary loss on the early retirement of the Notes in the fourth quarter of fiscal 2001. As a result, the Company reported a net extraordinary gain for fiscal 2001 of $2.8 million.

         The Company is required to issue to one former Note holder (in connection with the Company's repurchase of that Note) up to an additional 1,328,000 shares of common stock if the average closing price of its common stock is less than $0.90 per share for a 20-day period prior to the effective date of the related registration statement. As of November 26, 2001, the closing price of the Company's common stock was $5.96.

         As a result of the Note repurchases the remaining principal amount outstanding was reduced from $49.8 million at August 31, 2000 to $29.2 million at August 31, 2001. At August 31, 2001, the Company reclassified the Notes from a long-term liability to a short-term liability as the obligation is repayable within one year. If the Company's cash from operations and projected cash flow for the first half of fiscal 2002 are insufficient to make interest and principal payments when due, the Company may have to restructure its indebtedness. The Company cannot guarantee that it will be able to restructure or refinance its debt on satisfactory terms, or obtain permission to do so under the terms of its existing indebtedness. The Company cannot assure investors that its future operating cash flows will be sufficient to meet its debt service requirements or to repay its indebtedness at maturity. The Company's failure to meet these obligations could result in defaults being declared by the Bank, and the Bank seeking its remedies, including immediate repayment of the debt and/or foreclosure on collateral, which could cause the Company to become insolvent or cease operations.

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

         If the Company does not substantially achieve the overall projected revenue levels for fiscal 2002 as reflected in its business operating plans and does not receive the ongoing support of the Bank and its vendors, the Company will have insufficient liquidity in fiscal 2002, and either will require additional financing to fund operations or will need to make further significant expense reductions, including, without limitation, the sale of assets or the consolidation of operations, staff reductions, and/or the delay, cancellation or reduction of certain product development and marketing programs. Some of these measures will require third-party consents or approvals, including that of the Bank, and there can be no such assurance that such consents or approvals can be obtained.

         Based on ongoing interim support provided by the Bank from time to time in the form of periodic supplemental loans, the ongoing support of its vendors, the proceeds from the Private Placement and anticipated positive cash flow from operations at levels assuming the Company meets its sales forecast by successfully achieving its planned product release schedule, the Company expects to meet its currently projected cash and operating requirements for the next twelve months, including the repayment of the remaining Notes ($29.2 million principal amount, plus interest) at maturity. If the Company does not achieve the cash flow anticipated from its product release schedule and sales assumptions, or does not continue to receive the support of the Bank and vendors, there can be no assurance that it will be able to meet its cash requirements or be able to arrange additional financing on satisfactory terms, if at all. Additionally, the Company cannot assure its investors that its future operating cash flows will be sufficient to meet its operating requirements, its debt service requirements or to repay its indebtedness at maturity, including, without limitation, repayment of the Notes. If this were to occur, and the Bank determined not to provide further interim support and/or to seek available remedies, the Company's operations and liquidity would be materially adversely affected and it could be forced to cease operations.

         Although the actions the Company has taken have contributed in returning its annual operations to profitability it cannot assure its shareholders and investors that it will achieve profitability or the sales necessary to avoid further expense reductions in fiscal 2002. See "Industry Trends, Console Transitions and Technological Change May Adversely Affect The Company's Revenues and Profitability" below.

         The Company used net cash in operating activities of approximately ($9.2) million and ($83.9) million during the years ended August 31, 2001 and 2000, respectively and derived net cash from operating activities of approximately $29.9 million during the year ended August 31, 1999. The decrease in net cash used in operating activities in fiscal 2001 is primarily attributable to the net earnings of $17.3 million achieved in 2001 as compared to a net loss of ($131.7) million in fiscal 2000. The increase in net cash from operating activities in fiscal 1999 was primarily attributable to profitable operations.

         The Company used net cash in investing activities of approximately ($7.5) million, ($19.8) million and ($11.0) million during the years ended August 31, 2001, 2000 and 1999, respectively. Net cash used in investing activities in fiscal 2001 was primarily for capitalized software development costs in the amount of $7.4 million. Net cash used in investing activities during fiscal 2000 and 1999 was primarily attributable to the acquisition of fixed assets, the largest component of which was an enterprise-wide computer system.

         The Company derived net cash from financing activities of approximately ($37.5) million, ($34.8) million and $8.1 million during the years ended August 31, 2001, 2000 and 1999, respectively. The increase in net cash provided by financing activities in fiscal 2001 as compared to fiscal 2000 is primarily attributable to $36.4 million of proceeds received from the Private Placement and other issuances of common stock and the $9.5 million advance made by the Bank as a result of the Participation partially offset by the repayment of short-term bank loans. The increase in net cash provided by financing activities in fiscal 2000 as compared to fiscal 1999 is primarily attributable to the $28.1 million increase in proceeds from the short-term loans provided by the Bank, offset in part by decreases in proceeds from the employee stock purchase plan and the exercise of stock options and warrants.

         The Company generally purchases its inventory of Nintendo software by opening letters of credit when placing the purchase order. At August 31, 2001, the amount outstanding under letters of credit was approximately $1.0 million. Other than such letters of credit and ordinary course of business minimum royalty and payable obligations, as of August 31, 2001, the Company does not have any material operating or capital expenditure commitments.

         The Company's relationship with the Bank was established in 1989 pursuant to the Credit Agreement. The Credit Agreement expires on August 31, 2003 but automatically renews for additional one-year periods, unless terminated upon 90 days' prior notice by either party. Advances under the Credit Agreement bear interest at 1.5% above the Bank's prime rate. Certain borrowings in excess of an availability formula bear interest at 2% above the Bank's prime rate. Under the Credit Agreement, combined advances may not exceed a maximum loan amount of $70 million or the formula amount, whichever is less. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined based on a formula that takes into account, among other things, the Company's inventory, equipment and eligible receivables due from the Bank, as factor. All obligations under the Credit Agreement are secured by substantially all of the Company's assets. Pursuant to the terms of the Credit Agreement, the Company is required to maintain specified levels of working capital and tangible net worth, among other financial covenants. As of August 31, 2001, the Company received waivers from the Bank with respect to those financial covenants contained in the Credit Agreement for which it was not in compliance. The Company is presently negotiating with the Bank amendments to the Credit Agreement, including, the financial covenants contained in the Credit Agreement. The Company believes that it will be in compliance with the financial covenants in the Credit Agreement, as amended, in the near term and for the next twelve months. The Company cannot make any assurances, however, that the Credit Agreement will be amended, and if amended, that the Company will be able to comply with the amended financial covenants. If waivers from the Bank are necessary in the future, the Company cannot assure that it will be able to obtain waivers of any future covenant violations as it has in the past. If the Company is liquidated or reorganized, after payment to the creditors, there are likely to be insufficient assets remaining for any distribution to its stockholders.

         The Company and the Bank also are parties to a certain factoring agreement (the "Factoring Agreement"), which expires on January 31, 2003 but automatically renews for additional one-year periods, unless terminated upon 90 days' prior notice by either party. Pursuant to the Factoring Agreement, the Company assigns to the Bank and the Bank purchases the Company's U.S. account receivables. Under the Factoring Agreement, the Bank remits payments to the Company with respect to assigned U.S. accounts receivable that are within approved credit limits and that are not in dispute. The purchase price of the assigned accounts receivable is the invoice amount which is adjusted for any returns, discounts and other customer credits or allowances. The Bank, in its discretion, may provide advances to the Company under the Credit Agreement taking into account, among other things, eligible receivables due from the Bank, as factor under the Factoring Agreement; at August 31, 2001 the Bank was making advances to the Company based on 60% of eligible receivables due from the Bank. As of August 31, 2001, the factoring charge amounted to 0.25% of the assigned accounts receivable with invoice payment terms of up to sixty days and an additional 0.125% for each additional thirty days or portion thereof.

         In addition, Acclaim Entertainment, Ltd., the Company's U.K.
subsidiary ("Acclaim U.K.") and GMAC Commercial Credit Limited (the "International Bank") are parties to a seven-year term secured credit facility entered into in March 2000, related to the Company's purchase of a building in the United Kingdom (the "International Facility"). Borrowings, which may not exceed (pound)3,805,000 under the International Facility, bear interest at LIBOR plus 2%. The maximum amount of the International Facility has been advanced to the Company. As of August 31, 2001, the balance due to the International Bank was (pound)3,574,000 (approximately $5,195,000). All obligations under the International Facility are secured by substantially all of the subsidiary's assets including a building currently held for sale by the Company in the U.K. The Company and certain foreign subsidiaries have guaranteed the obligations of Acclaim U.K. under the International Facility and related agreements.

         The International Bank, Acclaim U.K. and certain other foreign subsidiaries of the Company are also parties to separate factoring agreements (the "International Factoring Agreements"). Under the International Factoring Agreements, the foreign subsidiaries of the Company assign the majority of their accounts receivable to the International Bank, on a full recourse basis. Under the International Credit Agreements, upon receipt by the International Bank of confirmation that the subsidiary has delivered product to its customers and remitted the appropriate documentation to the International Bank, the International Bank remits payments to the applicable subsidiary, less discount and administrative charges.

         The Company also has a mortgage on its corporate headquarters. At August 31, 2001, the outstanding principal balance on the mortgage was $0.5 million.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142, which supercedes APB Opinion No. 17, "Intangible Assets", provides financial accounting and reporting for acquired goodwill and other intangible assets. While SFAS 142 is effective for fiscal years beginning after December 15, 2001, early adoption is permitted for companies whose fiscal years begin after March 15, 2001. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of assets should be accounted for in financial statements upon their acquisition as well as after they have been initially recognized in the financial statements. While the Company is not yet required to adopt SFAS No. 142, it believes the adoption will not have a material effect on the financial condition or results of operations of the Company.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143, which amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," is applicable to all companies. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. While the Company is not yet required to adopt SFAS No. 143, it believes the adoption will not have a material effect on the financial condition or results of operations of the Company.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" and amends ARB No. 51, "Consolidated Financial Statements," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim financials within those fiscal years, with early adoption encouraged. The provisions of SFAS No. 144 are generally to be applied prospectively. As of the date of this filing, the Company is still assessing the requirements of SFAS No. 144 and has not determined the impact the adoption will have on the financial condition or results of operations of the Company.


STOCKHOLDERS' RIGHTS

         In the fourth quarter of fiscal 2000, the Board of Directors of the Company declared a dividend distribution of one right for each outstanding share of the Company's common stock to stockholders of record at the close of business on June 21, 2000. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth (1/1,000) of a share of Series B junior participating preferred stock, $0.01 par value, at a purchase price of $30 per unit, subject to adjustment. The description and terms of the rights are set forth in a rights agreement, dated as of June 5, 2000, between the Company and Computershare Trust Co., as Rights Agent.

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

         o the tenth business day following the commencement of a tender or exchange offer if, upon its consummation, the offer or would become the beneficial owner of 10% or more of the Company's common stock then outstanding; or

         o a merger or other business combination transaction involving the Company

         The rights are not exercisable until a distribution date, as described above, and will expire on June 7, 2010, unless earlier redeemed, exchanged, extended or terminated by the Company. At no time will the rights have any voting power.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company has not entered into any financial instruments for trading or hedging purposes.

         The Company's results of operations are affected by fluctuations in the value of its subsidiaries' functional currency as compared to the currencies of its foreign denominated sales and purchases. The results of operations of the Company's subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which the Company transacts business. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. At August 31, 2001 and 2000, the Company's foreign currency translation adjustments were not material. See Note 1(M) (Business and Significant Accounting Policies: Foreign Currency) of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Acclaim Entertainment, Inc.

         We have audited the accompanying consolidated balance sheets of Acclaim Entertainment, Inc. and Subsidiaries as of August 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended August 31, 2001. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for each of the three years ended August 31, 2001. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acclaim Entertainment, Inc. and Subsidiaries as of August 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         The accompanying financial statements and financial statement schedules have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1A to the consolidated financial statements, the Company's working capital and stockholders' deficits at August 31, 2001 and the recurring use of cash in operating activities raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                                       KPMG LLP

New York, New York
October 23, 2001

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                                                        AUGUST 31,
                                                                          -----------------------------------
                                                                             2001                      2000
                                                                          -----------------------------------
                                     ASSETS
Current Assets
      Cash                                                                 $  26,797                  $  6,738
      Accounts receivable, net                                                49,074                    32,031
      Inventories                                                              4,043                     4,708
      Prepaid expenses                                                         4,816                     7,263
                                                                            --------                   -------
TOTAL CURRENT ASSETS                                                          84,730                    50,740
                                                                            --------                   -------
      Fixed assets, net                                                       32,645                    41,615
      Goodwill, net                                                                -                       540
      Other assets                                                             8,255                       198
                                                                            --------                   -------
TOTAL ASSETS                                                               $ 125,630                 $  93,093
                                                                            ========                  ========

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
      Convertible notes                                                     $ 29,225                 $       -
      Other short-term borrowings                                             25,428                    30,108
      Trade accounts payable                                                  33,630                    31,121
      Accrued expenses                                                        31,582                    35,187
      Accrued selling expenses                                                 7,284                    31,093
      Income taxes payable                                                       694                         -
                                                                            --------                   -------
TOTAL CURRENT LIABILITIES                                                    127,843                   127,509
                                                                            --------                   -------
LONG-TERM LIABILITIES
      Convertible notes                                                            -                    49,750
      Long-term debt                                                           4,973                     6,097
      Bank participation advance                                               9,500                         -
      Other long-term liabilities                                              3,669                     3,717

TOTAL LIABILITIES                                                            145,985                   187,073

STOCKHOLDERS' DEFICIT
      Preferred stock, $0.01 par value; 1,000 shares
           authorized; none issued                                                 -                         -
      Common stock, $0.02 par value; 100,000 shares authorized;
           77,279 and 56,625 shares issued, respectively                       1,546                     1,133
      Additional paid-in capital                                             267,436                   213,940
      Accumulated deficit                                                   (287,573)                 (304,866)
      Treasury stock, 0 and 551 shares, respectively                               -                    (3,338)
      Accumulated other comprehensive loss                                    (1,764)                     (849)
                                                                            --------                   -------
TOTAL STOCKHOLDERS' DEFICIT                                                  (20,355)                  (93,980)
                                                                            --------                   -------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $ 125,630                  $ 93,093
                                                                            ========                   =======

                See notes to consolidated financial statement

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                                                    FISCAL YEARS ENDED AUGUST 31,
                                                                         --------------------------------------------------------
                                                                          2001                   2000                    1999
                                                                         ------                 ------                  -------

Net revenues                                                           $ 197,568               $ 188,626               $ 430,974
Cost of revenues                                                          62,023                 105,396                 200,980
                                                                        --------                --------                --------
Gross profit                                                             135,545                  83,230                 229,994
                                                                        --------                --------                --------
Operating expenses
      Marketing and selling                                               31,631                  71,632                  72,245
      General and administrative                                          40,839                  56,378                  64,322
      Research and development                                            39,860                  57,410                  50,452
      Goodwill writedown                                                       -                  17,870                       -
      Litigation recovery                                                      -                       -                  (1,753)
                                                                        --------                --------                --------
Total operating expenses                                                 112,330                 203,290                 185,266
                                                                        --------                --------                --------
Earnings (loss) from operations                                           23,215                (120,060)                 44,728

Other income (expense)
      Interest income                                                        471                   3,758                   3,999
      Interest expense                                                   (10,993)                (11,449)                (10,343)
      Other income (expense)                                               1,699                  (3,902)                    646
                                                                        --------                --------                --------
Total other expense                                                       (8,823)                (11,593)                 (5,698)
                                                                        --------                --------                --------
Earnings (loss) before income taxes                                       14,392                (131,653)                 39,030

Income tax provision (benefit)                                              (106)                     91                   2,972
                                                                        --------                --------                --------
Earnings (loss) before extraordinary gain                                 14,498                (131,744)                 36,058

Extraordinary gain from early retirement of notes, net                     2,795                       -                       -
                                                                        --------                --------                --------
Net earnings (loss)                                                    $  17,293              $ (131,744)              $  36,058
                                                                        ========               =========                ========
Per share data:

Earnings (loss) before extraordinary gain per share

      Basic                                                               $ 0.24                 $ (2.36)                 $ 0.66
                                                                        ========               =========                ========
      Diluted                                                             $ 0.22                 $ (2.36)                 $ 0.57
                                                                        ========               =========                ========

Net earnings (loss) per share:
      Basic                                                               $ 0.29                 $ (2.36)                 $ 0.66
                                                                        ========               =========                ========
      Diluted                                                             $ 0.26                 $ (2.36)                 $ 0.57
                                                                        ========               =========                ========



                See notes to consolidated financial statements.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)



                                                                              COMMON STOCK
                                                                                 ISSUED
                                                                         -----------------------
                                                       PREFERRED STOCK                              ADDITIONAL         NOTES
                                                            ISSUED         SHARES      AMOUNT     PAID-IN CAPITAL   RECEIVABLE
                                                       ---------------    -------   ------------  ---------------   ----------
 BALANCE AT AUGUST 31, 1998                              $           -     52,634     $ 1,053         $ 193,178    $        -
                                                          ------------     ------      ------          --------     ---------
      Net earnings                                                   -          -           -                 -             -
      Issuances of common stock                                      -        206           4             1,792             -
      Escrowed shares received                                       -        (69)         (1)                1             -
      Cancellations of options                                       -          -           -              (552)            -
      Issuance of common stock for deferred
         compensation                                                -        400           8             3,167             -
      Deferred compensation expense                                  -          -           -                 -             -
      Issuance of warrants for litigation settlements                -          -           -             1,700             -
      Subordinated notes conversion                                  -         48           1               249             -
      Exercise of stock options and warrants                         -      2,631          52             9,085             -
      Issuance of common stock under
         employee stock purchase plan                                -        183           4             1,306             -
      Foreign currency translation loss                              -          -           -                 -             -
                                                          ------------     ------      ------          --------     ---------
 BALANCE AT AUGUST 31, 1999                                          -     56,033       1,121           209,926             -
                                                          ------------     ------      ------          --------     ---------
      Net loss                                                       -          -           -                 -             -
      Issuances of common stock                                                14           -               100             -
      Escrowed shares received                                       -        (72)         (1)             (628)            -
      Cancellations of options                                       -          -           -               (66)            -
      Deferred compensation expense                                  -          -           -                 -             -
      Issuance of warrants for litigation settlements                -          -           -             2,550             -
      Exercise of stock options and warrants                         -        427           9             1,553             -
      Issuance of common stock under
         employee stock purchase plan                                -        223           4               818             -
      Foreign currency translation loss                              -          -           -                 -             -
                                                                           ------      ------          --------     ---------
 BALANCE AT AUGUST 31, 2000                                          -     56,625       1,133           214,253             -
                                                                           ------      ------          --------     ---------

      Net earnings                                                   -          -           -                 -             -
      Issuances of common stock in private placement                 -      9,335         187            28,009             -
      Issuances of common stock to executive officers                -        720          14               886             -
      Issuances of common stock for
         payment of services                                         -        914          18             2,857             -
      Issuances of common stock in
         connection with note retirements                            -      6,169         123            15,737             -
      Escrowed shares received                                       -        (72)         (1)                1             -
      Deferred compensation expense                                  -          -           -                 -             -
      Issuance of common stock for
         litigation settlements                                      -        204           4               544             -
      Exercise of stock options and warrants                         -      3,151          63             6,777        (3,595)
      Warrants issued in connection with
         bank participation advance                                  -          -           -             1,751             -
      Issuance of common stock under
         employee stock purchase plan                                -        233           5               216             -
      Foreign currency translation loss                              -          -           -                 -             -
                                                          ------------     ------      ------          --------     ---------
 BALANCE AT AUGUST 31, 2001                              $           -     77,279     $ 1,546         $ 271,031      $ (3,595)
                                                          ============     ======      ======          ========     =========


                                                 ACCUMULATED
                                                    OTHER
     DEFERRED       ACCUMULATED    TREASURY     COMPREHENSIVE                   COMPREHENSIVE
   COMPENSATION       DEFICIT        STOCK           LOSS           TOTAL       INCOME (LOSS)
   ------------     -----------    --------     -------------       -----       -------------
   $    (3,533)     $ (209,180)   $ (3,103)        $    (188)    $ (21,773)        $       -
    ----------       ---------     -------          ---------     --------          --------

             -          36,058           -                 -        36,058            36,058
             -               -           -                 -         1,796                 -
             -               -        (159)                -          (159)                -
           552               -           -                 -             -                 -

        (3,169)              -           -                 -             6                 -
         3,497               -           -                 -         3,497                 -
             -               -           -                 -         1,700                 -
             -               -           -                 -           250                 -
             -               -           -                 -         9,137                 -

             -               -           -                 -         1,310                 -
             -               -           -              (463)         (463)             (463)
    ----------       ---------     -------          ---------     --------          --------
        (2,653)       (173,122)     (3,262)             (651)       31,359            35,595
    ----------       ---------     -------          ---------     --------          ========
             -        (131,744)          -                 -      (131,744)         (131,744)
             -               -           -                 -           100                 -
             -               -         (76)                -          (705)                -
            66               -           -                 -             -                 -
         2,274               -           -                 -         2,274                 -
             -               -           -                 -         2,550                 -
             -               -           -                 -         1,562                 -

             -               -           -                 -           822                 -
             -               -           -              (198)         (198)             (198)
     ----------      ---------     -------         ---------      --------          --------
          (313)       (304,866)     (3,338)             (849)      (93,980)         (131,942)
     ---------       ---------     -------         ---------      --------          ========
             -          17,293           -                 -        17,293            17,293
             -               -       3,338                 -        31,534
             -               -           -                 -           900

             -               -           -                 -         2,875

             -               -           -                 -        15,860
             -               -           -                 -             -                 -
           313               -           -                 -           313                 -

             -               -           -                 -           548                 -
             -               -           -                 -         3,245                 -

             -               -           -                 -         1,751                 -

             -               -           -                 -           221                 -
             -               -           -              (915)         (915)             (915)
    ----------       ---------     -------          ---------     --------          --------
     $       -      $ (287,573)   $      -         $  (1,764)    $ (20,355)         $ 16,378
   ===========       =========     =======          =========     ========           =======



               See notes to consolidated financial statements.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)






                                                                                           FISCAL YEARS ENDED AUGUST 31,
                                                                                    --------------------------------------------
                                                                                     2001                  2000            1999
                                                                                    ------                ------          ------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
NET EARNINGS (LOSS)                                                                 $ 17,293             $(131,744)      $ 36,058
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH USED IN
      OPERATING ACTIVITIES
      Depreciation and amortization                                                   10,652                13,202         11,674
      Goodwill writedown                                                                   -                17,870              -
      Non-cash financing expense                                                         386                     -              -
      Extraordinary gain on early retirement of 10% convertible notes                 (2,795)                    -              -
      Provision for returns and discounts                                              6,399                90,248         73,739
      Deferred compensation expense                                                      313                 2,274          3,497
      Non-cash royalty charges                                                         1,168                 6,077          2,413
      Litigation recoveries                                                                -                     -         (1,753)
      Non-cash compensation expense                                                        -                   300            516
      Other non-cash items                                                               381                    80             64
CHANGE IN ASSETS AND LIABILITIES
      Accounts receivable                                                            (21,041)              (37,534)      (116,819)
      Inventories                                                                        660                10,587        (12,221)
      Prepaid expenses                                                                 2,065                 6,696            521
      Accounts payable                                                                 2,554               (14,987)        23,538
      Accrued expenses                                                               (28,583)              (41,703)         9,227
      Income taxes                                                                     1,419                (7,151)         1,204
      Other long-term liabilities                                                        (48)                1,865         (1,736)
                                                                                     -------               -------         ------
TOTAL ADJUSTMENTS                                                                    (26,470)               47,824         (6,136)
                                                                                     -------               -------         ------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   (9,177)              (83,920)        29,922
                                                                                     -------               -------         ------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Acquisition of Australian distributor, net of cash acquired                                -                     -           (421)
Acquisition of fixed assets, excluding capital leases                                 (1,033)              (20,916)       (10,691)
Disposal of fixed assets                                                               1,237                   644            123
Capitalized software development costs                                                (7,404)                    -              -
Other assets                                                                            (301)                  (17)          (132)
Disposal of other assets                                                                  12                   517            158
                                                                                     -------               -------         ------
NET CASH USED IN INVESTING ACTIVITIES                                                 (7,489)              (19,772)       (10,963)
                                                                                     -------               -------         ------



                See notes to consolidated financial statements.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)






                                                                                             FISCAL YEARS ENDED AUGUST 31,
                                                                                       --------------------------------------------
                                                                                        2001              2000                 1999
                                                                                       ------           -------               ------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from bank participation advance                                                9,500                -                   -
Repayment of convertible notes                                                         (5,997)               -                   -
Proceeds from mortgages                                                                     -            6,233                   -
Payment of mortgages                                                                   (1,176)            (945)               (724)
Proceeds from short-term bank loans                                                    23,622           28,073                   -
Payment of short-term bank loans                                                      (28,073)               -                 (16)
Exercise of stock options and warrants                                                  3,245            1,562               9,143
Payment of obligations under capital leases                                              (222)            (667)               (899)
Proceeds from issuances of common stock                                                36,368                -                   -
Proceeds from employee stock purchase plan                                                221              622                 794
Escrowed shares received                                                                    -              (77)               (159)
                                                                                     --------         --------            --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              37,488           34,801               8,139
                                                                                     --------         --------            --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (763)           1,208                  50
                                                                                     --------         --------            --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   20,059          (67,683)             27,148
                                                                                     --------         --------            --------

CASH AND CASH EQUIVALENTS:  BEGINNING OF PERIOD                                         6,738           74,421              47,273
                                                                                     --------         --------            --------

CASH AND CASH EQUIVALENTS:  END OF PERIOD                                           $  26,797        $   6,738            $ 74,421
                                                                                     ========         ========             =======
Supplemental schedule of non cash investing and financing activities
      Issuance of common stock for payment of accrued royalties payable             $   2,719        $       -            $      -
      Issuance of common stock for payment of convertible
           notes and related accrued interest                                       $   7,597        $       -            $      -
      Acquisition of equipment under capital leases                                 $       -        $     851            $    115
      Conversion of subordinated notes to common stock                              $       -        $       -            $    250
Cash paid during the period for:
      Interest                                                                      $ (10,993)       $ (11,449)           $ (8,660)
      Income taxes                                                                  $    (410)       $  (2,714)           $ (2,160)



                See notes to consolidated financial statements.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A.       Business and Liquidity

         Acclaim Entertainment, Inc. ( the "Company") develops, publishes, distributes and markets under its brand names video and computer games on a world-wide basis for popular interactive entertainment consoles, such as Sony's PlayStation and PlayStation 2, Nintendo's Game Boy Advance and GameCube and Microsoft's Xbox, and, to a lesser extent, PCs. The Company develops its own software in its six software development studios located in the U.S. and the U.K., which includes a motion capture studio and a recording studio in the U.S., and contracts with independent software developers to create software for the Company. The Company distributes its software directly through its subsidiaries in North America, the U.K., Germany, France, Spain and
Australia. The Company uses regional distributors in Japan and the Pacific Rim. The Company also distributes software developed and published by third parties, develops and publishes strategy guides relating to its software and issues "special edition" comic magazines from time to time to support its time valued brands, Turok and Shadow Man.

         The accompanying consolidated financial statements and financial statement schedules have been prepared assuming that the Company will continue as a going concern. The Company's working capital and stockholders' deficits at August 31, 2001 and the recurring use of cash in operating activities raise substantial doubt about the Company's ability to continue as a going concern.

         In fiscal 2001, the Company improved profitability from its strategic transformation of its operating business model from cartridge-based to CD-based product, which improved gross margins due to lower product costs, reduced inventory levels and improved inventory turnover. In the second half of fiscal 2000 and continuing into fiscal 2001, the Company also implemented expense reduction initiatives, which have reduced fixed and variable expenses company-wide, eliminated certain marginal titles under development, reduced staff and lowered marketing expenses. In fiscal 2001, operating expenses were reduced $90,960 from the prior year. As a result, the Company experienced net earnings for fiscal 2001 as compared to a significant net loss in the prior year.

         Short-term liquidity is being addressed by the Company receiving additional borrowings under its credit agreement with its primary lender (the "Bank"). To enhance long-term liquidity, the Company implemented targeted expense reductions, including a significant reduction in the number of its personnel, and raised net proceeds of $31,534 in a private placement of common stock, $4,834 from other sales of common stock and $9,500 from the Bank following a participation (note 9E). The Company's future long-term liquidity will be significantly dependent on its ability to develop and market new software products that achieve widespread market acceptance for use with the hardware platforms that dominate the market.

B.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

C.       Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of August 31, 2001 and 2000.

                 ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


D.       Financial Instruments

         As of August 31, 2001 and 2000, the fair value of certain financial instruments including receivables, trade accounts payable, accrued expenses and certain other liabilities approximates book value due to the short maturity of these instruments. The carrying value of the Company's mortgage notes payable approximated fair value since these instruments have a prime or LIBOR based interest rate that is adjusted for market rate fluctuations.

E.       Net Revenues

         The Company applies the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Accordingly, revenue for noncustomized software is recognized when persuasive evidence of an arrangement exists, the software has been delivered, the Company's selling price is fixed or determinable and collectibility of the resulting receivable is probable.

         The Company is not contractually obligated to accept returns, except for defective product. The Company grants price concessions to its key customers who are major retailers that control the market access to the consumer, when those concessions are necessary to maintain the Company's relationships with the retailers and access to its retail channel customers.
If the consumers demand for a specific title falls below expectations or significantly declines below previous rates of sale then, a price concession or credit may be negotiated to spur further sales. Revenue is recorded net of an allowance for estimated returns, price concessions and other allowances. Such allowances are reflected as a reduction to accounts receivable when the Company has agreed to grant credits to its customers for such items; otherwise, they are reflected as an accrued liability.

F.       Inventories

         Inventories are stated at the lower of FIFO (first-in, first-out) cost or market and consist principally of finished goods.

G.       Prepaid Royalties

         Royalty advances represent non-refundable advance payments primarily made to licensors of intellectual properties. All payments included in prepaid royalties are recoupable against future royalties due for software or intellectual properties licensed under the terms of the agreements. Prepaid royalties are expensed at contractual royalty rates based on actual net product sales. That portion of prepaid royalties deemed unlikely to be recovered through product sales is charged to expense. Royalty advances are classified as current or noncurrent assets based on estimated net product sales within the next fiscal year.

H.       Fixed Assets

         Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets or, where applicable, the terms of the respective leases, whichever is shorter. The asset values of capitalized leases are included in fixed assets and the associated liabilities are reflected as obligations under capital leases.

I.       Goodwill

         At August 31, 2000, the Company had goodwill of $540, net of accumulated amortization of $1,504, related to the fiscal 1999 acquisition of a distributor in Australia. This balance was fully amortized at August 31, 2001. It is the Company's policy to evaluate and recognize an impairment of goodwill if it is probable that the recorded amounts are in excess of projected undiscounted future cash flows.

         In August 2000, due to operating losses incurred by Acclaim Comics, the state of the comic book industry and the Company's projections for Acclaim Comics' operations, in the fourth quarter of fiscal 2000, the Company determined that the business no longer supported recoverability of the related goodwill. In the fourth quarter of fiscal 2000, the Company decided that it would only continue to publish from time to time certain special edition comic book magazines in support of its software, revised downward its forecasts of unit sales and the life of Company software using properties licensed or created by Acclaim Comics and eliminated the projected development of certain new titles using Acclaim Comics' properties. In addition, the deterioration of Acclaim Comics' core businesses and operating results negatively impacted Acclaim Comics' future projected operating

                 ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


results. Accordingly, in the fourth quarter of fiscal 2000, the Company wrote off the remaining $17.9 million of goodwill related to Acclaim Comics.

J.       Income Taxes

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A deferred tax asset has not been recorded as of August 31, 2001 and 2000 due to uncertainty of its recoverability in future periods.


K.       Long-Lived Assets

         The Company reviews long-lived assets, such as fixed assets and certain identifiable intangibles to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

L.       Software Development Costs

         Research and development costs, which consist primarily of software development costs, are expensed as incurred, except as Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. For sequel products, once a proven game engine technology exists, the Company has detailed program designs and other criteria supporting the technological feasibility of the title in development have been met, the Company capitalizes the remaining software development costs and begins to expense them upon release of the product or when they are deemed unrecoverable. The Company capitalized approximately $7,404 and $0 of software development costs for fiscal 2001 and 2000, respectively. The Company amortizes capitalized software development costs for a product and records in cost of revenues the greater of the amount computed using the ratio that current gross revenues for that product bear to the total of current and anticipated future gross revenues for that product or using the straight-line method over the estimated economic life of the product up to a maximum of three months. Amortization of capitalized software development costs amounted to $1,796 in fiscal 2001. As of August 31, 2001, capitalized software development costs, net of accumulated amortization, included in other assets on the balance sheet, were $5,608.

M.       Foreign Currency

         Assets and liabilities of foreign operations are translated at rates of exchange at the end of the period, while results of operations are translated at average exchange rates in effect for the period. Unrealized gains and losses from the translation of foreign assets and liabilities are classified as a separate component of stockholders' deficit. Included in other income (expense) are realized gains and (losses) from foreign currency transactions of $6,356 and ($6,605); $7,661 and ($9,813); and $7,058 and
($7,097) in fiscal 2001, 2000 and 1999, respectively. During the year ended August 31, 2001, the Company did not enter into any material foreign currency hedging transactions.

N.       Accounting for Stock-Based Compensation

         The Company records compensation expense for employee stock options and warrants if the market price of the underlying stock on the date of the grant exceeds the exercise price. The Company has elected not to implement the fair value based accounting method for employee stock options and warrants, but has elected to disclose the pro forma net earnings (loss) and pro forma earnings (loss) per share, including compensation expense for employee stock option and warrant grants made beginning in fiscal 1996, as if such method had been used. The Company records an expense for the fair value of stock options or warrants granted to non-employees.

                 ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


O.       Comprehensive Income

         Comprehensive income is reflected in the consolidated statements of stockholders' equity (deficit).

P.       Earnings (Loss) Per Share

         Basic earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding increased by dilutive common stock options and warrants and the effect of assuming the conversion of outstanding convertible notes, if dilutive.

Q.       Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated allowances for returns, the valuation of inventory and the recoverability of advance royalty payments. Actual results could differ from those estimates.

R. Reclassifications

         Certain reclassifications, including the classification of receivable advances from the Bank, were made to prior period amounts to conform to the current period presentation.

2.       LICENSE AGREEMENTS

         The Company and various Nintendo Entertainment Companies, (collectively, "Nintendo") have entered into agreements pursuant to which the Company has a non-exclusive right to utilize the "Nintendo" name and its proprietary information and technology in order to develop and distribute software for Game Boy and Game Boy Color in various territories throughout the world, and for Game Boy Advance in North America. The Company has recently completed negotiations with Nintendo regarding licenses relating to the development and distribution of software for GameCube in North America and Game Boy Advance in territories other than North America and execution of the license agreements is expected shortly. Until that time, the Company will develop and distribute GameCube software under its customary and usual arrangements with Nintendo. The Company pays Nintendo a fixed amount per unit that includes the cost of manufacturing, printing, and packaging of the unit, as well as a royalty for the use of Nintendo's name, proprietary information and technology. The Company's agreements with Nintendo expire at various times through 2004.

         The Company and Microsoft have entered into an agreement pursuant to which it has a non-exclusive license to design, develop and distribute software for the Xbox game console in various territories negotiated on a title-by-title basis. The Company pays Microsoft a royalty fee for each unit of finished product manufactured on behalf of the Company by third-party manufacturers approved by Microsoft. The Company's agreement with Microsoft expires in 2004.

         The Company and various Sony computer entertainment companies (collectively, "Sony") have entered into agreements pursuant to which the Company has the non-exclusive, non-transferable right to utilize the "Sony" name and its proprietary information and technology in order to develop and distribute software for the PlayStation and PlayStation 2 in various countries throughout the world. The Company pays Sony a royalty fee and the cost of manufacturing each unit manufactured by Sony for the Company. The Company agreements with Sony expire at various times through 2003.

         In May 1999, the Company and Sega Entertainment Ltd. entered into an agreement, pursuant to which the Company has a non-exclusive license to design, develop and distribute software for Sega's Dreamcast 128-bit game console. In early fiscal 2001, Sega announced its plan to exit the hardware business and cease distribution and sales of its Dreamcast console. As a result, the Company entered into a conversion license agreement with Sega pursuant to which the Company is entitled to convert three Dreamcast titles for operation on Nintendo's GameCube and Sony's PlayStation 2. The Company pays Sega royalties on the sales of such software products.

                 ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


         The cost of manufacturing the Company's software products and royalties due Nintendeo, Microsoft, Sega and Sony are included in cost of revenues.

         The Company also licenses intellectual properties from third parties, such as the MLB, the NFL and the NBA, and their respective players' associations. These licenses generally permit the Company to market titles utilizing the licensors' properties in exchange for royalty payments. The Company's license for the WWF properties expired in November 1999 and was not renewed. Sales of titles using WWF properties aggregated 11% and 29% of gross revenues in fiscal 2000 and 1999, respectively.

3.       ACQUISITION

         On November 12, 1998, the Company acquired substantially all of the assets and liabilities of a distributor in Australia. The acquisition was accounted for as a purchase. Accordingly, the operating results are included in the statements of consolidated operations from the acquisition date. The acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The consideration was comprised of $638 in cash, of which $479 was paid at closing, and 206 shares of common stock of the Company with a fair value of $1,796. In addition, the Company assumed $1,417 of liabilities. The total cost of the acquisition was $3,851, of which $1,244 was allocated to identified net tangible assets, primarily accounts receivable. The remaining $2,607 represents goodwill. In fiscal 2000, as a result of the Australian distributor not attaining certain financial targets, the Company was returned 72 shares of common stock with an original fair value of $629, which had been held in escrow, and the Company did not have to pay the remaining $62 of cash consideration. As a result, goodwill was reduced by $691. The operating results of the distributor are insignificant to those of the Company.

                 ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


4.       ACCOUNTS RECEIVABLE

              Accounts receivable are comprised of the following:

                                                                                        August 31,
                                                                                  -------------------------
                                                                                    2001             2000
                                                                                  -------           -------
Assigned receivables due from factor.....................................          46,194           40,679
Unfactored accounts receivable...........................................          20,706           27,295

Other receivables........................................................           2,370            3,140
Less:  Allowances for returns and price concessions......................         (20,196)         (39,083)
                                                                               ----------       ----------
Accounts receivable, net.................................................     $    49,074      $    32,031
                                                                               ==========       ==========

         The Company and the Bank are parties to a certain factoring agreement (the "Factoring Agreement"), which expires on January 31, 2003 but automatically renews for additional one-year periods, unless terminated upon 90 days prior notice by either party. Pursuant to the Factoring Agreement, the Company assigns to the Bank and the Bank purchases the Company's U.S. accounts receivable. As a result, the Bank remits payments to the Company with respect to assigned U.S. accounts receivable that are within approved credit limits and not in dispute. The purchase price of the assigned accounts receivable is the invoice amount, which is adjusted for any returns, discounts and other customer credits or allowances. The Bank, in its discretion, may provide advances to the Company under the Credit Agreement (note 9) taking into account, among other things, eligible receivables due from the Bank, as factor, under the Factoring Agreement. At August 31, 2001 the Bank was making advances to the Company based on 60% of eligible receivables due from the Bank. As of August 31, 2001, the factoring charge amounted to 0.25% of the assigned accounts receivable with invoice payment terms of up to sixty days and an additional 0.125% for each additional thirty days or portion thereof.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



5.       PREPAID EXPENSES

               Prepaid expenses are comprised of the following:

                                                                                        AUGUST 31,
                                                                                  ----------------------
                                                                                   2001            2000
                                                                                  ------          ------
Royalty advances.......................................................       $    1,553      $     2,100
Prepaid advertising costs..............................................              574              814
Prepaid taxes..........................................................              695              140
Prepaid insurance......................................................              951            2,139
Other prepaid expenses.................................................            1,043            2,070
                                                                               ---------       ----------
                                                                              $    4,816      $     7,263
                                                                               =========       ==========

         Prepaid advertising costs consist principally of advance payments in connection with television and other media advertising. Advertising costs are expensed as incurred.

6.       FIXED ASSETS

             The major components of fixed assets are as follows:

                                                                                       AUGUST 31,
                                                                                  ----------------------
                                                                                   2001            2000
                                                                                  ------          ------
Buildings and improvements                                                   $    28,881       $    31,875
Furniture, fixtures, and equipment                                                42,410            45,040
Automotive equipment                                                                 488               487
                                                                              ----------        ----------
                                                                                  71,779            77,402
Less:  accumulated depreciation                                                  (39,134)          (35,787)
                                                                              ----------        ----------
                                                                             $    32,645       $    41,615
                                                                              ==========        ==========

         The estimated useful lives of these assets are:

Buildings and improvements.............................................      1 to 20 years
Furniture, fixtures, and equipment.....................................      1 to 7 years
Automotive equipment...................................................      3 to 5 years

         During the fiscal year ended August 31, 2001, the Company sold one of its buildings for $1,200, which was approximately equal to its book value.

               ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)





7.       OTHER ASSETS

         Other assets are comprised of the following:


                                                                                        AUGUST 31,
                                                                                  ----------------------
                                                                                  2001              2000
                                                                               -----------       -----------
Capitalized software development costs.................................       $     5,608      $         -
Deferred financing costs (note 14).....................................             1,545                -
Income tax receivable..................................................               800                -
Deposits...............................................................               302              198
                                                                              -----------      -----------
                                                                              $     8,255      $       198
                                                                               ==========        ===========


8.       ACCRUED EXPENSES

         Accrued expenses are comprised of the following:


                                                                                         AUGUST 31,
                                                                                  ----------------------
                                                                                  2001              2000
                                                                               -----------       ---------
Accrued royalties payable and licensing obligations....................      $     15,057      $    16,092
Accrued litigation settlements (note 18)...............................               585            2,337
Accrued payroll and payroll taxes......................................             3,751            3,349
Accrued interest.......................................................             1,496            2,488
Accrued consulting and professional fees...............................             2,622            1,119
Other accrued taxes....................................................             2,445            1,537
Other accrued expenses.................................................             5,626            8,265
                                                                              -----------      -----------
                                                                              $    31,582      $    35,187
                                                                              ===========      ===========

               ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


9.       DEBT

         Debt consists of the following:


                                                                                        AUGUST 31,
                                                                              -----------------------------
                                                                                  2001              2000
                                                                              ------------     ------------

10% Convertible Subordinated Notes due 2002 (A)........................       $     29,225    $           -
Mortgage notes (B).....................................................              1,270            1,521
Obligations under capital leases (note 10).............................                536              514
Overformula Loan (C)...................................................             10,000           15,000
Bank Loan (D)..........................................................              6,273                -
Advances from factor (note 4)..........................................              7,349           13,073
                                                                               -------------   --------------
                                                                                     54,653          30,108
                                                                               =============   ==============

Long term debt:

10% Convertible Subordinated Notes due 2002(A)  .......................                  -           49,750
Mortgage notes (B).....................................................              4,396            5,214
Obligations under capital leases (note 10).............................                577              883
Bank participation advance (E).........................................              9,500                -
                                                                             ---------------  ---------------
                                                                                    14,473           55,847
                                                                             ---------------  ---------------
                                                                             $      69,126    $      85,955
                                                                             ===============  ===============


         (A) In February 1997, the Company issued $50,000 of unsecured 10% convertible subordinated notes (the "Notes") due March 1, 2002 with interest payable semiannually. The Notes were originally sold at par with proceeds to the Company of $47,400, net of expenses. The indenture governing the Notes contains covenants that, among other things, substantially limit the Company's ability to incur additional indebtedness, pay dividends and make certain other payments. The Notes are convertible into shares of common stock prior to maturity, unless previously redeemed, at a conversion price of $5.18 per share, subject to adjustment under certain conditions. The Notes are redeemable in whole or in part, at the option of the Company (subject to the rights of holders of senior indebtedness) at 102% of the principal balance to maturity. At August 31, 2001 and August 31, 2000, the fair value of the Notes was approximately $22,624 and $19,900, respectively, based on quoted market values.

         In April and March 2001, the Company retired a total of $13,875 in principal amount of the Notes for an aggregate purchase price of approximately $6,751. Concurrently with the Note repurchases, the Company sold a total of 3,147 shares of its common stock to the same Note holders for $3,934, based on a purchase price of $1.25 per share. The $6,751 purchase price of the Notes included $754 for the excess of the fair value of the common stock at issuance over the price paid by the Note holders, plus $5,997 of cash paid by the Company (including the use of the proceeds of the stock sale). As a result of the Note retirement, the Company has recorded an extraordinary gain on the early retirement of the Notes in the third quarter of fiscal 2001 of approximately $7,124. Due to the delayed effectiveness of the registration statement filed with the SEC by the Company covering the resale by the former Note holders of the purchased common stock, the Company was required to issue a total of 750 shares of common stock to certain former Note holders which resulted in an extraordinary charge for the fair value of the common stock in the fourth quarter of fiscal 2001 of approximately $2,798. In addition, the Company must issue to one former Note holder up to an additional 1,328 shares of common stock if the average closing price of its common stock is less than $0.90 per share for a 20-day period prior to the effective date of such registration statement. As of November 26, 2001, the closing price of the Company's common stock was $5.96.

               ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

         In June 2001, the Company retired $6,650 in principal amount of the Notes plus accrued interest of approximately $193 in exchange for 2,022 shares of its common stock. The excess of the $7,198 fair value of the common shares issued over the principal amount of the Notes retired and accrued interest, amounting to $355, was recorded as an extraordinary loss on the early retirement of the Notes in the fourth quarter of fiscal 2001.As of August 31, 2001, the remaining principal amount of the Notes outstanding was $29,225.

         In August 2001, the Company issued 250 shares of common stock to one former Note holder because the registration statement filed by the Company covering the resale of the common stock issued in connection with the early retirement of the Notes was not declared effective by August 16, 2001. The fair value of the common shares was $1,176 and was recorded as an extraordinary charge in the fourth quarter of fiscal 2001.

           As a result of all the transactions related to Note retirements, the Company had a net extraordinary gain of $2,795 in fiscal 2001.

         (B) The Company has a mortgage note which is secured by the Company's corporate headquarters building in the U.S. and requires quarterly principal payments of $181 through February 1, 2002, plus interest at the Bank's prime lending rate plus one percent per annum (8.25% at August 31, 2001; 10.5% at August 31, 2000). The principal balance outstanding under the mortgage note at August 31, 2001 and August 31, 2000 was $471 and $1,207, respectively. During the fourth quarter of fiscal 2001, as security for the Overformula Loan (as defined below), the Company granted the Bank a second mortgage on its headquarters building.

         The Company granted the bank another mortgage in connection with its seven-year term secured credit facility entered into in March 2000 with the Bank which relates to the Company's purchase of a building in the United Kingdom. The Company is required to make quarterly principal payments of (pound)137.5 (approximately $200 at August 31, 2001). Interest is charged on this facility at 2% above LIBOR (7.22% at August 31, 2001; 8.00% at August 31, 2000). The
principal balance outstanding under this credit facility at August 31, 2001 and August 31, 2000 was (pound)3,574 (approximately $5,195) and (pound)3,713 (approximately $5,528), respectively. The UK building is being held for sale by the Company.

         (C) The Company and the Bank are parties to the Credit Agreement which expires on August 31, 2003 but automatically renews for additional one-year periods, unless terminated upon ninety days' prior notice by either party. Advances under the Credit Agreement bear interest at 1.5 percent per annum above the Bank's prime rate (8.25% at August 31, 2001). Certain borrowings in excess of an availability formula bear interest at 2% above the Bank's prime rate. Under the Credit Agreement, combined advances may not exceed a maximum loan amount of $70,000 or the formula amount, whichever is less. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined based on a formula that takes into account, among other things, the Company's inventory, equipment and eligible receivables due from the Bank, as factor. Obligations under the Credit Agreement are secured by substantially all of the Company's assets. Pursuant to the terms of the Credit Agreement, the Company is required to maintain specified levels of working capital and tangible net worth, among other financial covenants. As of August 31, 2001, the Company received waivers from the Bank with respect to those financial covenants contained in the Credit Agreement for which it was not in compliance. The Company is presently negotiating with the Bank amendments to the Credit Agreement, including the financial covenants contained in the Credit Agreement.

         During August 2000, the Bank loaned the Company, in its discretion, $15,000 above the standard formula under the Credit Agreement for short-term funding which was included in other short-term borrowings at August 31, 2000 and repaid in November 2000.

         In each of June 2001 and April 2001, the Bank loaned the Company, in its discretion, $5,000 above the standard formula under the Credit Agreement for short-term funding, which was repaid prior to August 31, 2001.

         In July 2001, the Bank, in its discretion, agreed to loan the Company $10,000 above the standard formula under the Credit Agreement ( the "Overformula Loan") which is required to be repaid by January 7, 2002. As security for the Overformula Loan, two of the Company's executive officers have each personally pledged as collateral 625 shares of the Company's common stock with an approximate aggregate market value of $5,000 as of August 31, 2001. In the event the market value of such pledged stock (based on a ten trading day average reviewed by the Bank monthly) decreases below $5,000 and such executive officers do not deliver shares of stock of the Company to cover

               ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

such shortfall, the Bank is entitled to reduce the Overformula Loan by an amount equal to the shortfall. In October 2001, the Company's two executive officers were required to pledge as additional collateral, an aggregate of 317 shares of common stock. In connection with the Overformula Loan, on October 31, 2001, the Company issued to the Bank a five-year warrant to purchase 100 shares of its common stock at an exercise price of $4.70 per share, the market price per share on the date of issuance. The fair value of the warrants was $419 and will be recorded as a financing expense in the first quarter of fiscal 2002.

         (D) In fiscal 2001, the Company and certain of its European subsidiaries entered into a receivable facility under which the Bank provided accounts receivable financing of up to the lesser of approximately $18,000 or 60% of eligible receivables related to the Company's international operations. The interest rate is 2% above LIBOR (6.25% at August 31, 2001). This facility has a term of three years automatically renewing for additional one-year periods thereafter, unless terminated upon ninety days' prior notice by either party. It is secured by the receivables and assets of such subsidiaries. As of August 31, 2001, there was $6,273 of borrowings outstanding under the facility.

         (E) In March 2001, the Bank entered into junior participation agreements (the "Participation") with certain investors (the "Junior Participants") under and pursuant to the terms of the existing Credit Agreement between the Company and the Bank. Following the Participation, the Bank advanced $9,500 to the Company pursuant to the Credit Agreement for working capital purposes. The Credit Agreement requires the Company to repay the $9,500 Participation to the Bank upon termination of the Credit Agreement for any reason, and the junior participation agreement requires the Bank to repurchase the Participation from the Junior Participants on the earlier of March 12, 2005 or the date the Credit Agreement is terminated and the Company repays all amounts outstanding thereunder. Were the Company not able to repay the Participation, the Junior Participants would have subordinate rights assigned to it under the Credit Agreement with respect to the unpaid Participation.

          (F) Maturities of debt are as follows:

Fiscal Years Ending August 31,
     2002...............................................................................  $     54,653
     2003...............................................................................        10,733
     2004...............................................................................           895
     2005...............................................................................           829
     2006...............................................................................           819
     Thereafter.........................................................................         1,197
                                                                                               ---------
                                                                                          $     69,126
                                                                                               =========

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


10.      OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES

         The Company is committed under various capital leases for equipment expiring at various dates through 2006. Future minimum payments required under such leases are as follows:


Fiscal Years Ending August 31,
     2002...............................................................................  $       616
     2003...............................................................................          476
     2004...............................................................................          109
     2005...............................................................................           32
     2006...............................................................................           16
                                                                                                -------
     Total minimum lease payments.......................................................        1,249
     Less:  amount representing interest................................................          136
                                                                                                -------
     Present value of net minimum lease payments........................................  $     1,113
                                                                                               ========

       The present value of net minimum lease payments is reflected in the August 31, 2001 balance sheet as current and noncurrent obligations under capital leases of $536 and $577, respectively.

         The Company has operating leases for rental space and equipment which expire on various dates through 2006. The leases provide for contingent rentals based upon escalation clauses. Future minimum rental payments required under such leases are as follows:


Fiscal Years Ending August 31,
     2002...............................................................................  $     3,095
     2003...............................................................................        2,343
     2004...............................................................................        1,315
     2005...............................................................................        1,102
     2006...............................................................................          157
                                                                                             ----------
     Total minimum operating lease payments.............................................  $     8,012
                                                                                             ===========


        Rent expense under operating leases was $2,543, $3,483 and $2,839 for fiscal 2001, 2000 and 1999, respectively.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

11.      PROVISION FOR INCOME TAXES

         The provision for (benefit from) income taxes consists of the following:

                                                                      FISCAL YEARS ENDED AUGUST 31,
                                                                     ------------------------------
                                                                 2001             2000              1999
                                                                 -----------  ------------      ---------
Current:
     Federal.........................................      $       (798)      $      (839)     $     1,573
     Foreign.........................................               594               832              999
     State...........................................                98                98              400
                                                           -----------------  --------------  --------------
     Total income tax provision (benefit)............       $      (106)      $        91      $     2,972
                                                           ==================  =============  ==============


         In each of the years presented, there was no deferred tax provision, as the Company had no net deferred tax assets or liabilities.

         A reconciliation of the Federal statutory income tax rate with the effective income tax rate follows:


                                                                      FISCAL YEARS ENDED AUGUST 31,
                                                                   ------------------------------------
                                                                 2001             2000              1999
                                                               -----------    --------------   ------------
Statutory tax rate...................................            35.0%            (35.0%)           35.0%
State income taxes, net of Federal income tax benefit             0.4               -                0.7
Increase in valuation allowance......................             -                29.7            (33.0)
Utilization of net operating loss carryforward.......           (36.3)              -                -
Nondeductible expenses...............................             0.2               5.4              4.4
Foreign tax rate differential, net of foreign tax credits         -                 -               (0.2)
Other................................................             -                 -                0.7
                                                                ----------     ----------        ---------
Effective income tax rate............................            (0.7)%             0.1%             7.6%
                                                                ===========    ===========      ==========

         The tax effects of temporary differences that give rise to the net deferred tax assets recorded on the consolidated balance sheets as of August 31, 2001 and 2000 are as follows:

                                                                                        AUGUST 31,
                                                                               ----------------------------
                                                                                  2001              2000
                                                                               -----------       ----------
Reserves and allowances................................................       $    10,390      $    24,320
Accrued expenses.......................................................               363            1,036
Federal net operating loss carryforwards...............................            70,350           44,100
Foreign net operating loss carryforwards...............................             5,848            7,011
Other..................................................................               744            2,709
                                                                               -----------        ----------
                                                                                   87,695           79,176
Less:  Valuation allowance.............................................           (87,695)         (79,176)
                                                                               ------------       ----------

                                                                              $           -    $           -
                                                                               =============      ===========

         As of August 31, 2001, the Company has a U.S. tax net operating loss carryforward of approximately $201,000 expiring in fiscal years 2011 through 2021. At August 31, 2001 the Company has provided a valuation allowance of $87,695 against its net deferred tax assets due to the Company's recent cumulative pre-tax losses and lack of significant offsetting objective evidence that the deferred tax assets are realizable. If the entire deferred tax asset were realized, $5,384 would be allocated to paid-in capital with the remainder reducing income tax expense.

         A provision for additional taxes on income which would become payable upon the repatriation of earnings from its foreign subsidiaries has not been provided since, upon repatriation, the tax consequences of such distributions would be substantially offset by available foreign tax credits.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



12.      EARNINGS (LOSS) PER SHARE


                                                                    FISCAL YEARS ENDED AUGUST 31,
                                                             -------------------------------------------
                                                                2001             2000             1999
                                                             -----------     ------------    -----------
BASIC EPS COMPUTATION:
   Earnings (loss) before extraordinary gain.........       $    14,498      $  (131,744)     $    36,058
   Net earnings (loss)                                           17,293         (131,744)          36,058
   Weighted average common shares outstanding........            60,143           55,882           54,284
   Basic earnings (loss) before extraordinary gain per      $      0.24      $     (2.36)     $      0.66
      share..........................................        =============  ===============  ==============
    Basic net earnings (loss) per share                     $      0.29      $     (2.36)     $      0.66
                                                             =============  ===============  ==============
DILUTED EPS COMPUTATION:
   Net earnings (loss) before extraordinary gain            $    14,498      $  (131,744)     $    36,058
   10% convertible subordinated notes interest expense                -                -            4,982
   Adjusted net earnings (loss) before extraordinary gain  ---------------  ---------------  --------------
                                                            $    14,498      $  (131,744)     $    41,040
                                                           ---------------  ---------------  --------------

   Net earnings (loss)                                      $    17,293      $  (131,744)     $    36,058
   10% convertible subordinated notes interest expense                -                -            4,982
                                                            ------------    --------------   --------------
   Adjusted net earnings (loss)                             $    17,293      $  (131,744)     $    41,040
                                                            --------------  --------------   --------------
   Weighted average common shares outstanding........            60,143           55,882           54,284
   Stock options and warrants........................             6,491                -            8,314
   10% convertible subordinated notes................                 -                -            9,604
                                                             --------------  --------------   --------------
Diluted common shares outstanding....................            66,634           55,882           72,202
                                                             --------------  --------------   --------------
Diluted earnings (loss) before extraordinary gain per       $      0.22      $     (2.36)     $      0.57
   share.............................................         =============  ===============  ==============
Diluted net earnings (loss) per share                       $      0.26      $     (2.36)     $      0.57
                                                              =============  ===============  ==============

         The assumed conversion of the outstanding Notes was excluded from fiscal 2001 and 2000 diluted earnings per share calculations as they were anti-dilutive.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


13.      STOCK OPTION AND PURCHASE PLANS

A.       Stock Option Plan

         The Company's 1988 Stock Option Plan provided for the grant of up to 25,000 shares of the Company's common stock to employees, directors and consultants; that plan expired in May 1998. On October 1, 1998, the stockholders authorized the adoption of the 1998 Stock Incentive Plan, which provides for the grant of up to 5,442 shares of common stock to employees, directors and consultants. Under both plans, the exercise price per share of all incentive stock options granted to employees was at the market price, or 110% thereof for certain employees, and, for non-incentive options, not less than 85% of market price, of the common stock on the date of grant. Generally, outstanding options become exercisable ratably over a three-year period from the date of grant (although this may be accelerated due to retirement, disability or death). Outstanding options must generally be exercised within ten years from the date of grant or, with respect to incentive options, within five years from the date of grant for certain employees. At August 31, 2001, options to purchase approximately 7,024 shares at a weighted-average exercise price of $4.80 per share were exercisable and 534 options to purchase shares were available for future grant. In addition, the 1998 Stock Incentive Plan provides for the grant of stock appreciation rights and stock awards subject to such terms and conditions as shall be determined at the time of grant. Other than 100 shares issued to an employee, through August 31, 2001, no stock appreciation rights or shares of stock have been awarded under the 1998 Stock Incentive Plan.

         Option transactions are summarized as follows:



                                                               SHARES UNDER OPTION             WEIGHTED
                                                               --------------------             AVERAGE
                                                           INCENTIVE       NON-INCENTIVE    EXERCISE PRICE
                                                           -----------   ----------------  ----------------
Outstanding, August 31, 1998.........................          4,958             9,228             $4.75

Granted..............................................            378               428             $7.11
Exercised............................................         (1,022)           (1,295)            $3.56
Canceled.............................................           (601)           (1,051)            $8.55
                                                              ----------      ----------
Outstanding, August 31, 1999.........................          3,713             7,310             $4.60
                                                              ----------      ----------
Granted..............................................          1,859               657             $2.85
Exercised............................................           (369)              (35)            $3.66
Canceled.............................................         (1,327)             (191)            $4.27
                                                              ----------      ----------
Outstanding, August 31, 2000.........................          3,876             7,741             $4.30
                                                              ----------      ----------
Granted..............................................          2,130               398             $1.76
Exercised............................................           (280)           (1,067)            $2.01
Canceled.............................................         (1,493)           (1,104)            $4.17
                                                              ----------      ----------
Outstanding, August 31, 2001.........................          4,233             5,968             $4.01
                                                              ===========     ===========

         In addition, options to purchase 11 shares of common stock at $3.92 per share, 37 shares of common stock at $16 per share and 125 shares of common stock at $3.375 per share were granted outside the 1988 Stock Option Plan and the 1998 Stock Incentive Plan remain outstanding at August 31, 2001. During fiscal 2000, options outside the plans to purchase 12 shares of common stock at $3.375 per share were exercised.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

         The options outstanding as of August 31, 2001 are summarized in ranges as follows:

INCENTIVE OPTIONS:

                            WEIGHTED AVERAGE          NUMBER OF INCENTIVE         WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE     EXERCISE PRICE           OPTIONS OUTSTANDING          REMAINING LIFE
-----------------------    ----------------          --------------------       ------------------
$0.43 - $2.50                            $1.45                      2,003                     9 years
$2.51 - $4.50                            $3.46                      1,762                     7 years
$4.51 - $10.88                           $6.93                        468                     6 years
                                                                ---------------
                                                                    4,233
                                                                ================
NON-INCENTIVE OPTIONS:

                            WEIGHTED AVERAGE        NUMBER OF NON-INCENTIVE       WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE     EXERCISE PRICE           OPTIONS OUTSTANDING          REMAINING LIFE
----------------------       ---------------        ------------------------     ------------------
$1.03 - $3.94                             $3.38                     3,361                     5 years
$3.95 - $9.49                             $5.16                     2,295                     6 years
$9.50 - $24.00                           $17.30                       312                     3 years
                                                                ----------------
                                                                    5,968
                                                                ================


         The per share weighted average fair value of stock options granted during fiscal 2001, 2000 and 1999 was $1.70, $2.07 and $4.71, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk free interest rate of 3.14%, 5.92% and 5.69%, respectively, expected stock volatility of 142%, 103% and 95%, respectively and an expected option life of three years.

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

                                                                    FISCAL YEARS ENDED AUGUST 31,
                                                                --------------------------------------
                                                               2001              2000             1999
                                                             --------          ---------        -------
Net earnings (loss):
    As reported......................................        $  17,293        $(131,744)        $  36,058
    10% convertible subordinated notes interest
            expense..................................                -                -             4,982
    Adjusted net earnings (loss).....................     ---------------  ----------------  ---------------
                                                             $  17,293        $(131,744)        $  41,040
                                                          ===============  ================  ===============
    Pro forma........................................        $  15,888        $(135,328)        $  35,269
                                                          ===============  ================  ================
Diluted net earnings (loss) per share:
    As reported......................................        $    0.26        $    (2.36)       $    0.57
                                                          ===============  ================  ================
    Pro forma........................................        $    0.24        $    (2.42)       $    0.49
                                                          ===============  ================  ================


(B) Employee Stock Purchase Plan


         Effective May 4, 1998, the Company adopted an employee stock purchase plan to provide employees who meet eligibility requirements an opportunity to purchase shares of its common stock through payroll deductions of up to 10% of eligible compensation. Bi-annually, participant account balances are used to purchase shares of stock at 85% of the lesser of the fair market value of shares on the exercise date or the offering date. The plan remains in effect for a term of 20 years, unless sooner terminated by the Board of Directors. A total of 3,000 shares are

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




available for purchase under the plan. In fiscal 2001, 2000 and 1999, 233, 223 and 183 shares, respectively, were purchased under the plan.

         A certain portion of the options available for grant under the 1998 Stock Incentive Plan and a certain portion of the shares available for grant under the Company's stock purchase plan are subject to shareholder approval of an increase to the number of shares authorized under the Company's certificate of incorporation.


14       EQUITY

         In fiscal 1999, the Company awarded 300 shares of restricted stock to the Acclaim Entertainment Benefits Trust and 100 shares to an employee. The fair value of such common stock of $3,169 was expensed as the restrictions lapsed.

         Deferred compensation includes $313 at August 31, 2000, which was expensed in fiscal 2001.

         In July 2001, the Company issued 9,335 shares of common stock at $3.60 per share in a private placement for net proceeds of $31,534. In connection with the private placement, the Company issued 233 warrants with an exercise price of $3.60 per share to the placement agent. In April, June and July 2001, the Company issued a total of 914 shares of common stock to two independent software developers in connection with services previously rendered under software development agreements. The fair value of the common shares at issuance was $2,875, which satisfied $2,719 of accrued royalties, with the excess recorded as non-cash royalty expense.

         In April and March 2001, the Company issued a total of 3,147 shares of its common stock to certain former Note holders for $3,934 in connection with the early retirement of a total of $13,875 in principal amount of Notes. The $6,751 purchase price of the Notes includes $754 for the excess of the fair value of the common stock at issuance over the price paid by the Note holders, plus $5,997 of cash paid by the Company, including the use of the proceeds of the stock sale. In June through August 2001, the Company issued an additional 3,022 shares of common stock with an aggregate fair value of $11,172 in connection with the early retirement of Notes (see note 9).

         In November 2000, the Company sold 720 shares of common stock for $900 to two of its executive officers at $1.25 per share, the fair value of the common stock on the date of the sale.

         In March 2001, the Company issued to the Junior Participants (referenced in Note 9E), five-year warrants to purchase an aggregate of 2,375 shares of common stock of the Company exercisable at a price of $1.25 per share, which included a total of 1,375 warrants issued to certain executive officers of the Company and a director of the Company's board. The fair value of the warrants of $1,751, based on the Black-Scholes Option Pricing Model, was recorded as deferred financing costs and is being amortized as a non-cash financing expense over the two and one-half years to the expiration of the related Credit Agreement.

         In fiscal 2000, the Company issued 14 shares of common stock to a non-employee for services. The fair value of the common stock of $100 was recorded as an expense.

         In October 2000, the Company released from escrow 150 shares of common stock in connection with a litigation settlement accrued in a prior period. The fair value of the common shares was $263, which was included in accrued litigation settlements until the common stock was issued. In February 2001, the Company issued 204 shares of common stock in connection with a litigation settlement accrued in a prior period. The fair value of the common shares issued was $285. In connection with a litigation settlement, in fiscal 2000 the Company issued 688 warrants with an exercise price of $3.61 per share that expire in March 2003. The fair value of the warrants was $2,550, which was expensed in fiscal 1997 and included in accrued litigation settlements until the warrants were issued. In connection with litigation settlements, in fiscal 1999 the Company issued 770 warrants with exercise prices ranging from $3.50 to $7.56 that expire through April 2002. The fair value of the warrants was $1,700. During fiscal 2000 and 1999, 1 and 234, respectively, of such warrants were exercised.

         In fiscal 2001 and 2000, the Company issued 1,804 shares of common stock, including 250 shares to one of the Junior Participants, and 10 shares, respectively, in connection with the exercise of warrants.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



         As of August 31, 2001, the Company has common shares reserved for issuance for the following warrants:


               ISSUANCE PURPOSE                      NUMBER       AVERAGE EXERCISE PRICE         EXPIRATION DATE
             -------------------                    -------       ----------------------         ---------------
Junior participation                                  2,125           $   1.25                      March 2006
Litigation settlement                                   635               3.61                      March 2003
Litigation settlement                                   218               7.56                      April 2002
1991 officer (exercised in October 2001 (Note 20))    1,125               3.00                      October 2001
1997 financing                                          200               1.25                      February 2006
2000 financing                                          100               1.25                      July 2005
2001 private placement                                  233               3.60                      July 2004
                                                      -----
                                                       4,636
                                                      ======

15       STOCKHOLDERS' RIGHTS


         In the fourth quarter of fiscal 2000, the Board of Directors of the Company declared a dividend distribution of one right for each outstanding share of the Company's common stock to stockholders of record at the close of business on June 21, 2000. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth (1/1,000) of a share of Series B junior participating preferred stock, $0.01 par value, at a purchase price of $30 per unit, subject to adjustment. The description and terms of the rights are set forth in a rights agreement, dated as of June 5, 2000, between the Company and Computershare Trust Co., as Rights Agent.

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

                 ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




ITEM 16.   MAJOR SUPPLIERS AND CUSTOMERS AND RELATED PARTY TRANSACTIONS

A.       Major Suppliers and Customers

         The Company is substantially dependent on Nintendo and Sony as the sole manufacturers of the software developed by the Company for Nintendo's and Sony's hardware platforms and on Nintendo, Sony and Sega as the sole licensors of the proprietary information and technology needed to develop software for each manufacturer's platforms. For the years ended August 31, 2001, 2000 and 1999, the Company derived 13%, 40% and 64% of its gross revenues, respectively, from sales of Nintendo-compatible software, 74%, 32% and 27% of its gross revenues, respectively, from sales of software for PlayStation and 9%, 21% and less than 1% of its gross revenues, respectively, from sales of Sega-compatible software.

         The Company markets its products primarily to mass merchandise companies, large retail toy store chains, department stores and specialty stores. Sales to two customers represented 12% and 11% of revenues for the year ended August 31, 2001, sales to two customers represented 11% and 10% of revenues for the year ended August 31, 2000 and sales to two customers represented 14% and 11% of revenues for the year ended August 31, 1999.


B.       Related Party Transactions

         In July 2001, the Company issued 1,500 shares of common stock in connection with warrants exercised by two officers of the Company. The Company received $30, which represents the par value of the common shares issued, and two promissory notes totaling $3,595 for the unpaid portion of the exercise price of the warrants. The notes provide the Company with full recourse against the individuals' assets and are payable the earlier of July 2002 and to the extent of the proceeds of any warrant share sale, following the date upon which any or all the warrant shares are sold. The notes bear interest at the same rate the Company is charged from time-to-time by the Bank, which is prime plus one percent per annum. The notes receivable are reflected as a contra-equity balance in additional paid-in capital.

         Sales commissions are payable to a company owned or controlled by one of the Company's officers, directors and principal stockholders for sales obtained by such company. These commissions amounted to approximately $330, $341 and $853 for the years ended August 31, 2001, 2000 and 1999, respectively, of which $18 was included in accrued expenses at August 31, 2000.

         At August 31, 2001, included in other receivables are loans receivable aggregating $750 from four officers of the Company. Two of the officers have since resigned and are no longer with the company. Of the loan amount, $250 bears no interest and is payable in full on the earlier of the sale of the officer's personal residence or not later than August 11, 2003. In August 2001, pursuant to an agreement between the Company and one of the officers, whereby $25 of the loan is annually forgiven for continued employment, the Company expensed $25 of the $200 loan made to this officer. The Company will continue to record compensation expense of $25 for each year that the officer remains an employee of the Company. In August 2000, the company wrote off notes receivable, including accrued interest, of $2,843 due from an entity, which was deemed uncollectible; two directors of the Company serve as directors of such entity, one of which serves as the Company's nominee at the request of the Company's Board of Directors.

         Investment banking fees totaling $284 were incurred during the year ended August 31, 2001 to a broker-dealer of which a director of the Company is a member of which $104 in fees remain payable as of August 31, 2001 to said broker-dealer.

         In each of the second and third quarters of fiscal 2001, affiliates of the Company loaned the Company $2,200 which was repaid in those quarters.

         See also Notes 9, 14, and 20.

                 ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



17       SEGMENT INFORMATION

         The Company's chief operating decision-maker is the Company's Chief Executive Officer. The Company has three reportable segments, North America, Europe, and Pacific Rim, which are organized, managed and analyzed geographically and operate in one industry segment: the development, marketing and distribution of entertainment software. Information about the Company's operations for the fiscal years ended August 31, 2001, 2000 and 1999 is presented below:

                                                NORTH AMERICA     EUROPE      PACIFIC RIM   ELIMINATIONS       TOTAL
                                                -------------     ------      -----------   ------------       -----
FISCAL 2001
Net revenues from external customers.......      $  146,185     $   45,371    $      6,012  $         -     $  197,568
Intersegment sales.........................             317          8,588              -        (8,905)             -
                                                 ----------     ----------    ------------  -----------     ----------
Total net revenues.........................         146,502         53,959          6,012        (8,905)       197,568

Interest income............................             377             85              9             -            471
Interest expense...........................          (9,743)        (1,234)           (16)            -        (10,993)
Depreciation and amortization..............           8,205          2,014            433             -         10,652
Identifiable assets........................          96,508         27,255          1,867             -        125,630
Segment operating profit (loss)............          20,055          3,405           (245)            -         23,215

FISCAL 2000
Net revenues from external customers.......         119,869         58,321         10,436             -        188,626
Intersegment sales.........................             165         15,840             48       (16,053)             -
                                                 ----------     ----------    ------------  -----------     ----------
Total net revenues.........................         120,034         74,161         10,484       (16,053)       188,626

Goodwill writedown.........................          17,870              -              -             -         17,870
Interest income............................           3,298            434             26             -          3,758
Interest expense...........................          11,176            262             11             -         11,449
Depreciation and amortization..............           9,671          2,612            919             -         13,202
Identifiable assets........................          88,669          1,492          2,932             -         93,093
Segment operating profit (loss)............        (100,655)       (16,755)        (2,650)            -       (120,060)

FISCAL 1999
Net revenues from external customers.......         300,403        116,519         14,052             -        430,974
Intersegment sales.........................             436          3,798             49        (4,283)             -
                                                 ----------     ----------    ------------  -----------     ----------
Total net revenues.........................         300,839        120,317         14,101        (4,283)       430,974

Interest income............................           3,878            102             19             -          3,999
Interest expense...........................          10,187            154              2             -         10,343
Depreciation and amortization..............           9,295          1,547            832             -         11,674
Identifiable assets........................         189,643         47,797          7,398             -        244,838
Segment operating profit (loss)............          37,583          7,641           (496)            -         44,728

                 ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)





         The Company's gross revenues were derived from the following product categories:

                                                                       Fiscal Years Ended August 31,
                                                            -----------------------------------------------------
                                                                 2001                2000              1999
                                                            ---------------     ---------------   ---------------
Nintendo Game Boy software...........................            11%                   9%                5%
Nintendo 64 software.................................             2%                  31%               59%
                                                            ---------------     ---------------   ---------------
     Subtotal for Cartridge-based software...........            13%                  40%               64%
                                                            ---------------     ---------------   ---------------

Sony PlayStation 1: 32-bit software..................            41%                  32%               27%
Sony PlayStation 2: 128-bit software.................            33%                   -                 -
Sega Dreamcast: 128-bit software.....................             9%(1)               21%               <1%
                                                            ---------------     ---------------   ---------------
     Subtotal for CD-based software.................             83%                  53%               27%
                                                            ---------------     ---------------   ---------------

PC software..........................................             4%                   7%                9%
                                                            ---------------     ---------------   ---------------

Total...............................................            100%                 100%              100%
                                                            ===============     ===============   ===============


----------------

   (1) Sales occurred primarily during the first quarter of fiscal 2001.

   Note: The numbers in the above schedule do not give effect to sales credits and allowances as the Company does not track sales credits and allowances by product category. Accordingly, the numbers presented may vary materially from those that would be disclosed were the Company able to present such information net of sales credits and allowances as a percentage of net revenues.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


18.       COMMITMENTS AND CONTINGENCIES



a)    Legal Proceedings

         Various claims and actions have been asserted or threatened against the Company in the ordinary course of business. In the opinion of management, the outcome of these asserted or threatened claims or actions would not have a materially adverse effect on the Company's consolidated financial position, results of operations, and cash flows, taken as a whole.

         In fiscal 1998, the Company settled certain of its then outstanding litigation and claims by agreeing to issue common stock and warrants. The accompanying statements of stockholders' equity (deficit) include in fiscal 2001 the issuance of 204 shares of common stock and 150 common shares from escrow with a total fair value of $548, in fiscal 2000 the issuance of 688 warrants with a fair value of $2,550 and in fiscal 1999 the issuance of 770 warrants with a fair value of $1,700, to satisfy these previously accrued litigation settlement liabilities. The fair value of the shares of common stock issued in settlement is based on the quoted market value of the common stock on the date of issuance and the fair value of the warrants was calculated using the Black-Scholes option pricing model.

         In fiscal 1999, the Company had a litigation settlement gain of $1,753. The gain resulted from the reduction of a previously recorded contractual obligation due to the occurrence of various events identified in the settlement agreement, including an increase in the market value of the Company's common stock to a value specified in the settlement agreement.

         In the first quarter of fiscal 2001, as a result of Comedy Partners' (South Park) repeated refusal to approve the Company's proposed projects and designs, the Company refused to make royalty payments under the license agreement, resulting in the purported termination of the license by Comedy Partners based on the Company's refusal. On March 9, 2001, the Company and Comedy Partners settled the suit brought by Comedy Partners for $900, which amount was included in accrued royalties payable at August 31, 2000 and was paid in fiscal 2001.

         Pending litigation, claims and related matters at August 31, 2001 consisted of the following:

         The Company and other companies in the entertainment industry were sued in an action entitled James, et al. v. Meow Media, et al. filed in April 1999. The plaintiffs alleged that the defendants negligently caused injury to the plaintiffs as a result of, in the case of Acclaim, its distribution of unidentified "violent" video games, which induced a minor to harm his high school classmates, thereby causing damages to plaintiffs, the parents of the deceased individuals. The plaintiffs seek damages in the amount of approximately $110 million. The U.S. District Court for the Western District of Kentucky dismissed this action; however, it is currently on appeal to the U.S. Court of Appeals for the Sixth Circuit. Oral arguments are scheduled for late November 2001. The Company intends to defend this action vigorously.

         The Company and other companies in the entertainment industry were sued in an action entitled Sanders et al. v. Meow Media et al., filed in April 2001. The complaint purports to be a class action brought on behalf of all persons killed or injured by the shootings which occurred at Columbine High School on April 20, 1999. The Company is a named defendant in the action along with more than ten other publishers of computer and video games. The complaint alleges that the video game defendants negligently caused injury to the plaintiffs as a result of their distribution of unidentified "violent" video games, which induced two minors to kill a teacher related to the plaintiff and to kill or harm their high school classmates, thereby causing damages to plaintiffs. The complaint seeks: compensatory damages in an amount not less than $15 for each plaintiff in the class, but up to $20 million for some of the members of the class; punitive damages in the amount of $5 billion; statutory damages against certain other defendants in the action; and equitable relief to address the marketing and distribution of "violent" video games to children. The Company believes the plaintiffs' claims are substantially similar to those dismissed by the U.S. District Court, and are on appeal, in the James case discussed above. The Company filed a motion to dismiss this action on July 9, 2001. The Company intends to defend this action vigorously.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



         The Company received a demand for indemnification from the defendant Lazer-Tron Corporation in a matter entitled J. Richard Oltmann v. Steve Simon, and Steve Simon v. J. Richard Oltmann, J Richard Oltmann Enterprises, Inc., d/b/a Haunted Trails Amusement Parks, and RLT Acquisitions, Inc., d/b/a Lazer-Tron. The Lazer-Tron action involves the assertion by plaintiff Simon that defendants Oltmann, Haunted Trails and Lazer-Tron misappropriated plaintiff's trade secrets. Plaintiff alleges claims for Lanham Act violations, unfair competition, misappropriation of trade secrets, conspiracy, and fraud against all defendants, and seeks damages in unspecified amounts, including treble damages for Lanham Act claims, and an accounting. Pursuant to an asset purchase agreement made as of March 5, 1997, the Company sold Lazer-Tron to RLT Acquisitions, Inc. Under the asset purchase agreement, the Company assumed and excluded specific liabilities, and agreed to indemnify RLT for certain losses, as specified in the asset purchase agreement. In an August 1, 2000 letter, counsel for Lazer-Tron in the Lazer-Tron action asserted that the Company's indemnification obligations in the asset purchase agreement applied to the Lazer-Tron action, and demanded that the Company indemnify Lazer-Tron for any losses which may be incurred in the Lazer-Tron action. In an August 22, 2000 response, the Company asserted that any losses which may result from the Lazer-Tron action are not assumed liabilities under the asset purchase agreement for which the Company must indemnify Lazer-Tron. In a November 20, 2000 letter, Lazer-Tron responded to Acclaim's August 22 letter and reiterated its position that the Company must indemnify Lazer-Tron with respect to the Lazer-Tron action. No other action with respect to this matter has been taken to date.


b)    Letters of Credit

         At August 31, 2001, the Company and its subsidiaries had outstanding letters of credit aggregating approximately $323 for the purchase of merchandise. The Company's subsidiaries had independent facilities totaling approximately $1,032 with various banks at August 31, 2001. Trade accounts payable include $1,032 and $7,655 at August 31, 2001 and 2000, respectively, which were collateralized under outstanding letters of credit.

c)    Employee Benefits

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

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


19       QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth certain quarterly financial information for fiscal 2001:

                                                                     QUARTERS ENDED
                                          -------------------------------------------------------------------
                                          DEC. 2, 2000  MAR. 3, 2001  JUNE 2, 2001    AUG. 31, 2001    TOTAL
                                          ------------  ------------  ------------    -------------   -------
Net revenues........................       $   72,039    $   40,358    $   38,642    $   46,529    $  197,568
Cost of revenues....................           24,058        13,596        11,264        13,105        62,023
Net earnings (loss).................           10,805           543         7,367        (1,422)       17,293
Diluted earnings (loss) per share...             0.18          0.01          0.12         (0.02)         0.26

         The following table sets forth certain quarterly financial information for fiscal 2000:

                                                                     QUARTERS ENDED
                                            ----------------------------------------------------------------
                                            NOV. 30, 1999 FEB. 29, 2000 MAY 31, 2000  AUG. 31, 2000   TOTAL
                                            ------------- ------------- ------------  -------------  -------

Net revenues........................       $  101,153    $   65,943    $    4,842    $   16,688    $  188,626
Cost of revenues....................           40,016        34,105        11,383        19,892       105,396
Net earnings (loss) ................              434       (18,975)      (49,675)      (63,528)     (131,744)
Diluted earnings (loss) per share ..             0.01         (0.34)        (0.88)        (1.15)        (2.36)

         The sum of the quarterly net earnings per share amounts do not always equal the annual amount reported, as per share amounts are computed independently for each quarter and for the twelve months based on the weighted average common and common equivalent shares outstanding in each such period.

20.      SUBSEQUENT EVENTS (UNAUDITED)

         In October 2001, the Company issued 1,125 shares of common stock in connection with warrants exercised by two officers of the Company. The Company received $23, which represents the par value of the common shares issued, and two promissory notes totaling $3,353 for the unpaid portion of the exercise price of the warrants. The notes provide the Company with full recourse against the individuals' assets and are payable the earlier of October 2002 and, to the extent of the proceeds of any warrant share sale, following the date upon which any or all the warrant shares are sold. The notes bear interest at the same rate the Company is charged from time to time by the Bank, which is the Bank's prime plus 1.5% per annum. The notes will be recorded as a contra-equity balance in additional paid-in capital in the first quarter of fiscal 2002.

         In October 2001, the Company issued 1,250 warrants to purchase shares of common stock at an exercise price of $2.88 per share to officers of the Company in connection with their pledge of an aggregate of 1,250 common shares held by them to the Bank as additional security for the Company's Overformula Loan.

         Commencing in September 2001, the Company is required to make a $336 payment monthly to the investors in connection with the private placement successfully completed in July 2001 until the resale of the common shares issued in association with the private placement have been registered with the SEC in accordance with the Securities Act of 1933. As of November 29, 2001, $1,008 had been paid by the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information called for by Item 10 of Form 10-K is set forth under the heading "Election of Directors" in the Company's Proxy Statement for its annual meeting of stockholders relating to fiscal 2001 (the "Proxy Statement"), which is incorporated herein by reference, and under the heading "Executive Officers of the Company" in the Business section included herein.


ITEM 11. EXECUTIVE COMPENSATION.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

1.   FINANCIAL STATEMENTS

     The following financial statements of the Company are included in Part
     II:
     Item 8 Independent Auditors' Report.
     Consolidated Balance Sheets - August 31, 2001 and 2000.
     Consolidated Statements of Operations - Fiscal Years Ended August 31, 2001, 2000 and 1999.
     Consolidated Statements of Stockholders' Equity (Deficit) - Fiscal Years Ended August 31, 2001, 2000 and 1999.
     Consolidated Statements of Cash Flows - Fiscal Years Ended August 31, 2001, 2000 and 1999.
     Notes to Consolidated Financial Statements.

2.   FINANCIAL STATEMENT SCHEDULE:

     Schedule II - Allowance for Returns and Discounts

     All other schedules have been omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

     (a) Current Reports on Form 8-K:

              Current Report on Form 8-K filed on August 14, 2001 Current Report on Form 8-K filed on August 02, 2001 Current Report on Form 8-K filed on July 03, 2001 Current Report on Form 8-K filed on April 13, 2001 Current Report on Form 8-K filed on March 22, 2001

     (b) Exhibits:

   Exhibit No.      Description
   -----------      ---------------------------------------------------------------------------------------------------
       3.1          Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the
                    Company's Registration Statement on Form S-1, filed on April 21, 1989, as amended (Commission File
                    No. 33-28274)

       3.2          Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit
                    3.2 to the Company's Registration Statement on Form S-1, filed on April 21, 1989, as amended
                    (Commission File No. 33-28274)

       3.3          Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit
                    4(d) to the Company's Registration Statement on Form S-8, filed on May 19, 1995 (Commission File
                    No. 33-59483)

       3.4          Amended  and  Restated  Bylaws of the  Company  (incorporated  by  reference  to  Exhibit 3  to the
                    Company's Current Report on Form 8-K, filed on June 12, 2000)

       4.1          Specimen form of the Company's common stock certificate  (incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended August 31, 1989, as amended)

       4.2          Indenture dated as of February 26, 1997 between the Company and IBJ Schroder Bank & Trust Company, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K,
                    filed on March 14, 1997)



       4.3          Rights Agreement dated as of June 5, 2000, between the Company and American Securities Transfer &
                    Trust, Inc. (incorporated by reference to Exhibit 4 of the Company's Current Report on Form 8-K,
                    filed on June 12, 2000)


       4.4          Form of Warrant Agreement between the Company and American Securities Transfer & Trust, Inc., as
                    warrant agent, relating to Class C Warrants (incorporated by reference to Exhibit 4.2 to the
                    Company's Registration Statement on Form S-3, filed on February 17, 1999 (Commission File No.:
                    333-71211)

       4.5          Form of Warrant Certificate relating to the Class C Warrants (incorporated by reference to Exhibit
                    4.3 to the Company's Registration Statement on Form S-3, filed on February 17, 1999 (Commission File
                    No.: 333-71211)

       4.6          Form of Warrant Agreement between the Company and American Securities Transfer & Trust, Inc., as
                    warrant agent, relating to Class D Warrants (incorporated by reference to Exhibit 4.2 to the
                    Company's Registration Statement on Form S-3, filed on August 23, 1999 (Commission File No.:
                    333-72503)

       4.7          Form of Warrant Certificate relating to the Class D Warrants (incorporated by reference to Exhibit
                    4.3 to the Company's Registration Statement on Form S-3, filed on August 23, 1999 (Commission File
                    No.: 333-72503)

      +10.1         Employee Stock Purchase Plan (incorporated by reference to the Company's definitive proxy statement relating to fiscal 1997 filed on August 31, 1998)

      +10.2         1998 Stock Incentive Plan  (incorporated  by reference to the Company's definitive proxy statement relating to fiscal 1997 filed on August 31, 1998)

      +10.3         Employment Agreement dated as of September 1, 1994 between the Company and Gregory E. Fischbach; and
                    Amendment No. 1 dated as of December 8, 1996 between the Company and Gregory E. Fischbach
                    (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended August 31, 1996)

      +10.4         Employment Agreement dated as of September 1, 1994 between the Company and James Scoroposki; and
                    Amendment No. 1 dated as of December 8, 1996 between the Company and James Scoroposki (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended
                    August 31, 1996)

      +10.5         Service Agreement effective January 1, 1998 between Acclaim Entertainment Limited and Rodney Cousens
                    (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on From 10-K for the year ended August 31, 1999)

      +10.6         Employment Agreement dated as of August 11, 2000 between the Company and Gerard F. Agoglia
                    (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended August 31, 2000)

      +10.7         Employment Agreement dated as of October 2, 2000 between the Company and John Ma (filed herewith).

      +10.8         Amendment No. 3, dated August 1, 2000, to the Employment Agreement between the Company and Gregory
                    E. Fischbach, dated as of September 1, 1994 (incorporated by reference to Exhibit 10.12 to the
                    Company's Quarterly Report on Form 10-Q for the period ended December 2, 2000)



      +10.9         Amendment No. 3, dated August 1, 2000, to the Employment Agreement between the Company and James
                    Scoroposki, dated as of September 1, 1994 (incorporated by reference to Exhibit 10.12 to the
                    Company's Quarterly Report on Form 10-Q for the period ended December 2, 2000)

      10.10         Revolving Credit and Security Agreement dated as of January 1, 1993 between the Company, Acclaim
                    Distribution Inc., LJN Toys, Ltd., Acclaim Entertainment Canada, Ltd. and Arena Entertainment Inc.,
                    as borrowers, and BNY Financial Corporation ("BNY"), as lender, as amended and restated on February
                    28, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                    for the period ended February 28, 1995), as further amended and modified by (i) the Amendment and
                    Waiver dated November 8, 1996, (ii) the Amendment dated November 15, 1996, (iii) the Blocked Account
                    Agreement dated November 14, 1996, (iv) Letter Agreement dated December 13, 1996, and (v) Letter
                    Agreement dated February 24, 1997 (each incorporated by reference to Exhibit 10.4 to the Company's
                    Report on Form 8-K filed on March 14, 1997)

      10.11         Restated and Amended Factoring Agreement dated as of February 28, 1995 between the Company and BNY
                    (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
                    period ended February 28, 1995), as further amended and modified by the Amendment to Factoring
                    Agreements dated February 24, 1997 between the Company and BNY (incorporated by reference to Exhibit
                    10.5 to the Company's Report on Form 8-K filed on March 14, 1997)

      10.12         Form of Participation Agreement between GMAC Commercial Credit LLC ("GMAC") formerly known as BNY
                    Factoring, LLC, as successor by merger to BNY Financial Corporation, and certain junior participants
                    (incorporated by reference to Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the
                    period ended February 28, 1998)


      10.13         Note and Common Stock Purchase Agreement dated March 30, 2001 between the Company and Triton Capital
                    Management, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement
                    on Form S-3 filed on April 16, 2001 (Commission File No. 333-59048))


      10.14         Note and Common Stock Purchase Agreement dated March 30, 2001 between the Company and JMG
                    Convertible Investments, L.P. (incorporated by reference to Exhibit 10.2 to the Company's
                    Registration Statement on Form S-3 filed on April 16, 2001 (Commission File No. 333-59048))


      10.15         Note and Common Stock Purchase Agreement dated April 10, 2001 between the Company and Alexandra
                    Global Investment Fund I, Ltd. (incorporated by reference to Exhibit 10.3 to the Company's
                    Registration Statement on Form S-3 filed on April 16, 2001 (Commission File No. 333-59048))

      10.16         Note Purchase  Agreement  dated June 14, 2001 between the Company and Alexandra  Global  Investment
                    Fund,  Ltd.  (incorporated  by  reference  to  Exhibit  10.4 to  Amendment  No. 2 to the  Company's
                    Registration Statement on Form S-3 filed on August 8, 2001 (Commission File No.: 333-59048))


      10.17         Form of Share Purchase Agreement between the Company and certain purchasers relating to the 2001
                    Private Placement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement
                    on Form S-3 filed on September 26, 2001 (Commission File No.: 333-70226))



       10.18        Form of Registration Rights Agreement between the Company and certain purchasers relating to the
                    2001 Private Placement (incorporated by reference to Exhibit 4.3 to the Company's Registration
                    Statement on Form S-3 filed on September 26, 2001 (Commission File No.: 333-70226))

      *10.19        License Agreement dated as of December 14, 1994 between the Company and Sony Computer Entertainment of America (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K
                    filed on December 17, 1996)

     **10.20        Licensed Publisher Agreement dated as of April 1, 2000 between the Company and Sony Computer
                    Entertainment America (incorporated by reference to Exhibit 10.1 to the Company's Current Report on
                    Form 8-K filed on August 14, 2001)

     **10.21        Licensed Publisher Agreement dated as of November 14, 2000 by and between the Company and Sony
                    Computer Entertainment (Europe) Limited. (incorporated by reference to Exhibit 10.2 to the Company's
                    Current Report on Form 8-K/A filed on November 28, 2001)

      *10.22        Confidential License Agreement for Nintendo's 64 Video Game System (Western Hemisphere) between
                    Nintendo of America Inc. and the Company, effective as of February 20, 1997 (incorporated by reference to Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the period ended February
                    28, 1998)

     **10.23        Confidential  License  Agreement  for Game Boy Advance  (Western  Hemisphere)  between  Nintendo of
                    America Inc. and the Company, effective July 11, 2001 (filed herewith)

     **10.24        Xbox Publisher License Agreement dated as of October 10,
                    2000 between the Company and Microsoft Corporation (filed herewith).

        21          Subsidiaries of Registrant

* Confidential treatment has been granted with respect to certain portions of this exhibit, which have been omitted therefrom and have been separately filed with the Commission.

** Confidential treatment has been requested with respect to certain portions of this exhibit, which have been omitted therefrom and have been separately filed with the Commission.

+ Management contract or compensatory plan or arrangement.

                                                       SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCLAIM ENTERTAINMENT, INC.



By:   /S/  GREGORY E. FISCHBACH                               November 29, 2001
      -----------------------------------
      Gregory E. Fischbach
      Co-Chairman of the Board; and Chief
      Executive Officer


By:   /S/  GERARD F. AGOGLIA                                  November 29, 2001
      ------------------------------------
      Gerard F. Agoglia
      Executive Vice President and
      Chief Financial Officer
      (principal financial and accounting
      officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               /s/ Gregory E. Fischbach        Co-Chairman of the Board; Chief Executive           November 29, 2001
          --------------------------------     Officer; President; and Director
                  Gregory E. Fischbach


               /s/ James Scoroposki            Co-Chairman of the Board; Senior Executive          November 29, 2001
          --------------------------------     Vice President; Treasurer; Secretary; and
                   James Scoroposki            Director



             /s/ Bernard J. Fischbach               Director                                       November 29, 2001
          --------------------------------
                 Bernard J. Fischbach


                /s/ Michael Tannen                  Director                                       November 29, 2001
          --------------------------------
                    Michael Tannen


                /s/ Robert Groman                   Director                                       November 29, 2001
          --------------------------------
                    Robert Groman


                /s/ James Scibelli                  Director                                       November 29, 2001
         --------------------------------
                    James Scibelli


              /s/ Kenneth L. Coleman                Director                                       November 29, 2001
         --------------------------------
                  Kenneth L. Coleman



                                                          SCHEDULE II
                                                  ACCLAIM ENTERTAINMENT, INC.
                                                       AND SUBSIDIARIES
                                              ALLOWANCE FOR RETURNS AND DISCOUNTS
                                                   (IN THOUSANDS OF DOLLARS)


                                                             BALANCE AT       PROVISIONS
                                                             BEGINNING OF     FOR RETURNS    RETURNS AND    BALANCE AT
PERIOD                                                         PERIOD       AND DISCOUNTS     DISCOUNTS    END OF PERIOD
------                                                       ------------  ---------------    ----------   --------------

Year ended August 31, 1999..............................      $   51,848     $   73,739     $   62,933     $   62,654*
Year ended August 31, 2000..............................      $   62,654     $   90,248     $   85,585     $   67,317*
Year ended August 31, 2001..............................      $   67,317     $    6,399     $   47,633     $   26,083*

-------------------
*   As of August 31, 1999, 2000 and 2001, $23,040, $28,234 and $5,887 were included in accrued sales allowances.