Form 10-K/A
period 2001-08-31
ACCLAIM ENTERTAINMENT INC
filed 2001-12-07
CIK 804888

                                     U.S.
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

=============================================================================
                                   FORM 10-K/A
                               (Amendment No. 1)
=============================================================================

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

                      STATEMENT REGARDING AMENDMENT NO. 1

         Acclaim Entertainment, Inc., (the "Company"), is filing this Amendment No. 1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 29, 2001 in order to amend Part II, Item 7, and
Item 8, and Part IV, Item 14 as follows. All capitalized terms used and not otherwise defined herein shall have the meaning specified in the Company's Form 10-K.

                   CAUTIONS ABOUT FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K (including Item 1 ("Business") and Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations")) contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "believe," "anticipate," "think," "intend," "plan," "expect," "project," "will be" and similar expressions identify such forward-looking statements. The forward-looking statements included herein are based on current expectations and assumptions that involve a number of risks and uncertainties. Such statements regarding future events and/or the future financial performance of Acclaim Entertainment, Inc., together with its subsidiaries are subject to certain risks and uncertainties, such as the timing of game console transitions, the continued support of the Company's lead lender and vendors, delays in the completion or release of products, the availability of financing, the achievement of sales assumptions as projected, the continuation of savings from expense reductions, the risk of war, terrorism and similar hostilities, the possible lack of consumer appeal and acceptance of products released by the Company, fluctuations in demand, that competitive conditions within the Company's markets will not change materially or adversely, that the Company's forecasts will accurately anticipate market demand, and the risks discussed in "Factors Affecting Future Performance", which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statement. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

         The Company's revenues have traditionally been derived from sales of software for the then-popular game consoles. Accordingly, the Company's performance has been, and is expected in the future to be, materially and adversely affected by platform transitions. In fiscal 2000, the video and computer games industry began experiencing another platform transition from 32-bit and 64-bit to 128-bit game consoles and related software. The Company believes that sales of 32-bit and 64-bit game consoles peaked in fiscal 1999, and deteriorated in fiscal 2000 and 2001. This transition during fiscal 2000 resulted in increased competition, fewer hit titles capable of achieving significant sales levels and increased price weakness for non-hit titles. The software transition also resulted in an industry-wide software price weakness which impacted the Company's operating results during fiscal 2000, as the market commenced a shift to next-generation systems that were launched by Sega in fiscal 2000 and Sony in fiscal 2001. Sony introduced PlayStation 2 in Japan in the spring of 2000 and shipped a limited number of units in the U.S. and Europe in the fall of 2000. Sony announced that it expects to sell twenty-three million PlayStation 2 units worldwide by the end of calendar year 2001. Microsoft introduced its Xbox system entering the video game console market for the first time in the U.S. in November 2001; it has announced that it plans to ship approximately one million Xbox units in the U.S. by the end of calendar 2001. Nintendo introduced its next-generation system, the GameCube, in Japan in September 2001 and in the U.S. in November 2001, and has announced that it intends to ship approximately two and one half million units in these two territories by the end of calendar 2001. Nintendo intends to launch the GameCube in Europe in the spring of 2002. Nintendo also launched its new handheld system, Game Boy Advance, in Japan, the U.S. and Europe in the spring of 2001. In early 2001, Sega announced its plan to exit the hardware business, cease distribution and sales of its Dreamcast console and re-deploy its resources to develop software for multiple platforms. See "Factors Affecting Future Performance: Industry Trends, Platform Transitions and Technological Change May Adversely Affect the Company's Revenues and Profitability" above.

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

         The technological advances that have been incorporated into Sony's PlayStation 2, Nintendo's GameCube and Microsoft's Xbox include, in addition to faster microprocessors and more powerful graphic chipsets, a host of new features not previously offered in video game consoles. Both PlayStation 2, Game Cube and Xbox utilizing peripheral equipment, are capable of playing DVD movies. In addition, PlayStation 2, Game Cube and Xbox each feature dial up and broadband Internet connectivity capability. These new console features provide consumers with a single product that serves multiple entertainment functions.

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

         Revenues from the Company's 32-bit and 64-bit software in fiscal 2000 were significantly below the Company's projections and fiscal 1999 results, as the Company moved to implement its strategy to transition its business operating model to focus on CD-based product. See "Gross Profit" below. Although the Company anticipated the softening of the market for the maturing game consoles it was not able to precisely gauge the depth of the impact of this industry transition on the Company's revenue. The Company attributes the significant revenue decrease in fiscal 2000 compared to fiscal 1999 to four primary factors:
(1) lower than expected retail sell-through on certain N64 and Dreamcast titles, which accounted for approximately 335,000 less units being sold at or near full price, thus requiring the Company to provide higher sales allowances; (2) delays in the introduction of six new titles which impacted fiscal 2000 gross revenue by approximately $31 million; (3) the industry transition to next generation systems, the Company implemented a strategy to cease development of all N64 software, which accounted for approximately 59% of the Company's total gross revenue for fiscal 1999; (4) at a time when the Company's release strategy was Nintendo (N64) dependent, the Company cancelled fourteen titles (primarily for N64, Dreamcast, and PC systems) scheduled for release in fiscal 2000 with total forecasted gross revenue of approximately $95.0 million. In fact, the Company's fiscal 2000 N64 business decreased 71% from fiscal 1999 and accounted for 31% of the total fiscal 2000 gross revenue. The Company assessed the impact that the above factors had on the level of returns and price concessions that would need to be provided on shipments of new 32-bit and 64-bit products during the last half of fiscal 2000, and given its decision to exit the N64 market, the Company established higher allowances for N64 products shipped during fiscal 2000 and increased its allowances for N64 products that remained unsold in the retail channel. The decline in fiscal 2000 sales was partially offset by revenues from software for Sega's Dreamcast, but sales for this console were lower in fiscal 2001 than the prior year based predominantly on Sega's announced hardware product discontinuation.

         Revenues from sales of the Company's software in fiscal 2001 increased predominantly as a result of increases in sales of PlayStation, PlayStation 2 and Game Boy products, and reduced markdown allowances due to the change in the overall product mix from cartridge- to CD-based product, which have a shorter order cycle and require less on-hand inventory. As a result of the industry platform transition, revenues from the Company's 64-bit software and certain 128-bit software in fiscal 2001 were negatively impacted by (1) the continuous decline of the market for N64 software and the Company's prior emphasis on developing products for the N64 platform, (2) the decline of the market for Dreamcast software and Sega's exit from the hardware market, and (3) the limited number of PlayStation 2 consoles. As of August 31, 2001, there were approximately four million PlayStation 2 consoles in the United States. See "Results of Operations" discussion below.

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

         The Company recorded net earnings of $17.3 million, or $0.26 per diluted share, for the fiscal year ended August 31, 2001 compared to a net loss of ($131.7) million, or ($2.36) per diluted share and net earnings of $36.1 million, or $0.57 per diluted share, for the fiscal years ended August 31, 2000 and 1999, respectively. Earnings from operations increased due primarily to a significant reduction of $91.0 million, or 45%, in operating expenses from $203.3 million in fiscal 2000 to $112.3 million in fiscal 2001. In the second half of fiscal 2000 and continuing into fiscal 2001, the Company implemented the following initiatives to reduce fixed and variable expenses company wide by eliminating certain marginal titles under development, reducing staff and lowering marketing and selling expenses:

         o Reduction of Marketing and Selling Expenses - The Company made the strategic decision to limit TV and print media advertising expenditures for software compatible with next-generation systems because the installed base in North America of the PlayStation 2 system was not sufficient (four million units as of August 31, 2001) to warrant such expenditures. This action was the primary reason for the 56% reduction in marketing and selling expenses of $40.0 million to $31.6 million in fiscal 2001 from $71.6 million in fiscal 2000.

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

OPERATING EXPENSES

         Operating expenses for the fiscal year ended August 31, 2001 of $112.3 million (57% of net revenues) were $91.0 million, or 45%, lower than the $203.3 million of operating expenses for the fiscal year ended August 31, 2000. Operating expenses for the year ended August 31, 2000 of $203.3 million (108% of net revenues) were $18.0 million, or 10%, higher than the $185.3 million of operating expenses for the fiscal year ended August 31, 1999.

         Marketing and selling expenses of $31.6 million (16% of net revenues) for the fiscal year ended August 31, 2001 decreased by $40.0 million or 56% from $71.6 million (38% of net revenues) for the fiscal year ended August 31, 2000. The decrease in marketing expenses was primarily due to reduced marketing expenditures in accordance with the Company's operating plan to refocus and limit discretionary marketing spending on TV advertising and print media to significantly lower levels than during the prior year. For fiscal 2001, the Company limited funding for TV and media advertising because the estimated installed base in North America of the PlayStation 2 system of four million units as of August 31, 2001 was not deemed sufficient to allow marketing expenditures to be cost effective. Marketing and selling expenses decreased to $71.6 million (38% of net revenues) for the year ended August 31, 2000 from $72.2 million (17% of net revenues) for the year ended August 31, 1999. Although marketing expenses increased by $9.6 million for fiscal 2000 over fiscal 1999 (primarily related to increased television and print advertising), the increase was offset by lower sales commission expenses recognized on lower revenues in fiscal 2000 as compared to fiscal 1999, resulting in the overall decrease in marketing and selling expenses. The significant increase of marketing and selling expenses as a percentage of revenue in fiscal 2000 was due to the lower net revenues achieved in fiscal 2000.

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


INTEREST INCOME AND EXPENSE

         Interest income decreased by $3.3 million, or 88%, to $0.5 million (0.2% of net revenues) for the fiscal year ended August 31, 2001 from $3.8 million (2% of net revenues) for the fiscal year ended August 31, 2000 and decreased by $0.2 million, or 6%, from $4.0 million (1% of net revenues) for the fiscal year ended August 31, 1999. The reduction in interest income for fiscal 2001 and 2000 was due to lower average cash balances available for investment. Cash balances were $26.8 million at August 31, 2001, mainly as a result of the $33.6 million Private Placement, $6.7 million at August 31, 2000 and $74.4 million at August 31, 1999. Interest expense decreased by $0.5 million, or 4%, to $11.0 million (6% of net revenues) for the fiscal year ended August 31, 2001 from $11.5 million (6% of net revenues) for the fiscal year ended August 31, 2000 and increased from $10.3 million (2% of net revenues) for the fiscal year ended August 31, 1999.

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

SEASONALITY

         The Company's business is seasonal, with higher revenues and operating income typically occurring during its first, second and fourth fiscal quarters (which corresponds to the holiday-selling season). The timing of the delivery of software titles and the release of new products cause material fluctuations in the Company's quarterly revenues and earnings, which cause the Company's results to vary from the seasonal patterns of the industry as a whole. See "Factors Affecting Future Performance: Revenues Vary Due to the Seasonal Nature of Video and PC Game Software Purchases."

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

         In July 2001, the Bank in its discretion agreed to loan the Company $10.0 million, above the standard borrowing formula under the Credit Agreement (the "Overformula Loan"), which is required to be repaid by January 7, 2002. As security for the Overformula Loan, the Bank was granted a second mortgage on the Company's headquarters located in Glen Cove, New York, and two of the Company's executive officers each personally pledged to the Bank 625,000 shares of the Company's common stock, with an approximate aggregate market value of $5.0 million. In the event the market value of such pledged stock (based on a ten trading day average reviewed by the Bank monthly) decreases below $5.0 million and such executive officers do not deliver additional shares of stock of the Company to cover such shortfall, the Bank is entitled to reduce the Overformula Loan by an amount equal to the shortfall. In October 2001, the Company's executive officers pledged an additional 317,000 shares of the Company's common stock to the Bank to cover a shortfall in the aggregate market value of the shares they had already pledged. Such shares were timely delivered to the Bank and no reduction to the Overformula Loan was necessary. In connection with the Overformula Loan, the Company issued to the Bank a five-year-warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $4.70 per share, which was equal to the market price per share on the date of issuance. In addition, in each of June 2001 and April 2001, the Bank provided the Company with $5.0 million interim funding, above the standard borrowing formula under the Credit Agreement. Such interim funding was repaid prior to August 31, 2001.

         In July 2001, the Company successfully completed the Private Placement of 9,335,334 shares of its common stock to certain investors for gross proceeds of $33.6 million. The capital raised from the Private Placement was utilized for ongoing product development for the next-generation systems, the acquisitions of additional strategic properties, integrated marketing and advertising campaigns and the continued reduction of outstanding liabilities. The common stock issued to the investors is covered by a pending registration statement on file with the SEC. As a result of the delayed effectiveness of the registration statement covering the resale of the shares of common stock issued in connection with the Private Placement, the Company is required to pay to the investors for each 30-day period following September 30, 2001 a total of $336,000, or 1% of the purchase price paid for the stock. To date, the Company has paid an aggregate of $1.0 million due to the delayed effectiveness.

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

         In April and March 2001, the Company retired a total of $13.9 million in principal amount of the Notes for an aggregate purchase price of approximately $6.8 million. Concurrently with the Note repurchases, the Company sold a total of 3,147,000 shares of its common stock to the same Note holders for $3.9 million, based on a purchase price of $1.25 per share. The $6.8 million purchase price of the Notes included $0.8 million for the excess of the fair value of the common stock at issuance over the price paid by the Note holders, plus $6.0 million of cash paid by the Company (including the use of the proceeds of the stock sale). As a result of the Note retirement, the Company recorded an extraordinary gain on the early retirement of the Notes in the third quarter of fiscal 2001 of approximately $7.1 million. Because the Company was required to issue additional shares of common stock to certain investors due to the delayed effectiveness of its registration statement, the issuance of the additional shares of common stock in the fourth quarter of fiscal 2001 reduced the related reported third quarter extraordinary gain of $7.1 million by approximately $4.0 million. In June 2001, the Company retired $6.7 million in principal amount of the Notes plus accrued interest in exchange for 2,021,882 shares of its common stock. The excess of the $7.2 million fair value of the shares of common stock issued over the principal amount of the Notes retired and accrued interest, amounting to approximately $0.4 million, was recorded as an extraordinary loss on the early retirement of the Notes in the fourth quarter of fiscal 2001. As a result, the Company reported a net extraordinary gain for fiscal 2001 of $2.8 million.

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

         The Company used net cash in operating activities of approximately ($9.2) million and ($83.9) million during the years ended August 31, 2001 and 2000, respectively, and derived net cash from operating activities of approximately $29.9 million during the year ended August 31, 1999. The decrease in net cash used in operating activities in fiscal 2001 is primarily attributable to the net earnings of $17.3 million achieved in 2001 as compared to a net loss of ($131.7) million in fiscal 2000. Even though the Company had net earnings in fiscal 2001, the Company did not derive cash from operating activities primarily because accrued expenses were reduced by $28.6 million, of which $23.8 million related to lower accrued sales allowances. The accrued sales allowances decreased primarily from customers applying Company granted credits against their payment of invoices in fiscal 2001. The increase in net cash from operating activities in fiscal 1999 was primarily attributable to profitable operations.

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

         The Company derived net cash from financing activities of approximately $37.5 million, $34.8 million and $8.1 million during the years ended August 31, 2001, 2000 and 1999, respectively. The increase in net cash provided by financing activities in fiscal 2001 as compared to fiscal 2000 is primarily attributable to $36.4 million of proceeds received from the Private Placement and other issuances of common stock and the $9.5 million advance made by the Bank as a result of the Participation partially offset by the repayment of short-term bank loans. The increase in net cash provided by financing activities in fiscal 2000 as compared to fiscal 1999 is primarily attributable to the $28.1 million increase in proceeds from the short-term loans provided by the Bank, offset in part by decreases in proceeds from the employee stock purchase plan and the exercise of stock options and warrants.

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

         The Company's relationship with the Bank was established in 1989 pursuant to the Credit Agreement. The Credit Agreement expires on August 31, 2003 but automatically renews for additional one-year periods, unless terminated upon 90 days' prior notice by either party. Advances under the Credit Agreement bear interest at 1.5% above the Bank's prime rate. Certain borrowings in excess of an availability formula bear interest at 2.0% above the Bank's prime rate. Under the Credit Agreement, combined advances may not exceed a maximum loan amount of $70.0 million or the formula amount, whichever is less. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined based on a formula that takes into account, among other things, the Company's inventory, equipment and eligible receivables due from the Bank, as factor. All obligations under the Credit Agreement are secured by substantially all of the Company's assets. Pursuant to the terms of the Credit Agreement, the Company is required to maintain specified levels of working capital and tangible net worth, among other financial covenants. As of August 31, 2001, the Company received waivers from the Bank with respect to those financial covenants contained in the Credit Agreement for which it was not in compliance. The Company is presently negotiating with the Bank amendments to the Credit Agreement, including, the financial covenants contained in the Credit Agreement. The Company believes that it will be in compliance with the financial covenants in the Credit Agreement, as amended, in the near term and for the next twelve months. The Company cannot make any assurances, however, that the Credit Agreement will be amended, and if amended, that the Company will be able to comply with the amended financial covenants. If waivers from the Bank are necessary in the future, the Company cannot assure that it will be able to obtain waivers of any future covenant violations as it has in the past. If the Company is liquidated or reorganized, after payment to the creditors, there are likely to be insufficient assets remaining for any distribution to its stockholders.

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

         In addition, Acclaim Entertainment, Ltd., the Company's U.K.
subsidiary ("Acclaim U.K.") and GMAC Commercial Credit Limited (the "International Bank") are parties to a seven-year term secured credit facility entered into in March 2000, related to the Company's purchase of a building in the United Kingdom (the "International Facility"). Borrowings, which may not exceed (pound)3,805,000 under the International Facility, bear interest at LIBOR plus 2.0%. The maximum amount of the International Facility has been advanced to the Company. As of August 31, 2001, the balance due to the International Bank was (pound)3,574,000 (approximately $5,195,000). All obligations under the International Facility are secured by substantially all of the subsidiary's assets including a building currently held for sale by the Company in the U.K. The Company and certain foreign subsidiaries have guaranteed the obligations of Acclaim U.K. under the International Facility and related agreements.

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

         Subject to certain exceptions specified in the rights agreement, the rights will separate from the Company's common stock and a distribution date will occur upon the earliest of:

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acclaim Entertainment, Inc. and Subsidiaries as of August 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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



                                                                       KPMG LLP

New York, New York
October 23, 2001

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                                                        AUGUST 31,
                                                                          -----------------------------------
                                                                             2001                      2000
                                                                          -----------------------------------
                                     ASSETS
Current Assets
      Cash                                                                 $  26,797                  $  6,738
      Accounts receivable, net                                                49,074                    32,031
      Inventories                                                              4,043                     4,708
      Prepaid expenses                                                         4,816                     7,263
                                                                            --------                   -------
TOTAL CURRENT ASSETS                                                          84,730                    50,740
                                                                            --------                   -------
      Fixed assets, net                                                       32,645                    41,615
      Goodwill, net                                                                -                       540
      Other assets                                                             8,255                       198
                                                                            --------                   -------
TOTAL ASSETS                                                               $ 125,630                 $  93,093
                                                                            ========                  ========

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
      Convertible notes                                                     $ 29,225                 $       -
      Other short-term borrowings                                             25,428                    30,108
      Trade accounts payable                                                  33,630                    31,121
      Accrued expenses                                                        31,582                    35,187
      Accrued selling expenses                                                 7,284                    31,093
      Income taxes payable                                                       694                         -
                                                                            --------                   -------
TOTAL CURRENT LIABILITIES                                                    127,843                   127,509
                                                                            --------                   -------
LONG-TERM LIABILITIES
      Convertible notes                                                            -                    49,750
      Long-term debt                                                           4,973                     6,097
      Bank participation advance                                               9,500                         -
      Other long-term liabilities                                              3,669                     3,717
                                                                            --------                   -------
TOTAL LIABILITIES                                                            145,985                   187,073
                                                                            --------                   -------
STOCKHOLDERS' DEFICIT
      Preferred stock, $0.01 par value; 1,000 shares
           authorized; none issued                                                 -                         -
      Common stock, $0.02 par value; 100,000 shares authorized;
           77,279 and 56,625 shares issued, respectively                       1,546                     1,133
      Additional paid-in capital                                             267,436                   213,940
      Accumulated deficit                                                   (287,573)                 (304,866)
      Treasury stock, 0 and 551 shares, respectively                               -                    (3,338)
      Accumulated other comprehensive loss                                    (1,764)                     (849)
                                                                            --------                   -------
TOTAL STOCKHOLDERS' DEFICIT                                                  (20,355)                  (93,980)
                                                                            --------                   -------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $ 125,630                  $ 93,093
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

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)



                                                                              COMMON STOCK
                                                                                 ISSUED
                                                                         -----------------------
                                                       PREFERRED STOCK                              ADDITIONAL         NOTES
                                                            AMOUNT         SHARES      AMOUNT     PAID-IN CAPITAL   RECEIVABLE
                                                       ---------------    -------   ------------  ---------------   ----------
 BALANCE AT AUGUST 31, 1998                              $           -     52,634     $ 1,053         $ 193,178    $        -
                                                          ------------     ------      ------          --------     ---------
      Net earnings                                                   -          -           -                 -             -
      Issuances of common stock                                      -        206           4             1,792             -
      Escrowed shares received                                       -        (69)         (1)                1             -
      Cancellations of options                                       -          -           -              (552)            -
      Issuance of common stock for deferred
         compensation                                                -        400           8             3,167             -
      Deferred compensation expense                                  -          -           -                 -             -
      Issuance of warrants for litigation settlements                -          -           -             1,700             -
      Subordinated notes conversion                                  -         48           1               249             -
      Exercise of stock options and warrants                         -      2,631          52             9,085             -
      Issuance of common stock under
         employee stock purchase plan                                -        183           4             1,306             -
      Foreign currency translation loss                              -          -           -                 -             -
                                                          ------------     ------      ------          --------     ---------
 BALANCE AT AUGUST 31, 1999                                          -     56,033       1,121           209,926             -
                                                          ------------     ------      ------          --------     ---------
      Net loss                                                       -          -           -                 -             -
      Issuances of common stock                                                14           -               100             -
      Escrowed shares received                                       -        (72)         (1)             (628)            -
      Cancellations of options                                       -          -           -               (66)            -
      Deferred compensation expense                                  -          -           -                 -             -
      Issuance of warrants for litigation settlements                -          -           -             2,550             -
      Exercise of stock options and warrants                         -        427           9             1,553             -
      Issuance of common stock under
         employee stock purchase plan                                -        223           4               818             -
      Foreign currency translation loss                              -          -           -                 -             -
                                                                           ------      ------          --------     ---------
 BALANCE AT AUGUST 31, 2000                                          -     56,625       1,133           214,253             -
                                                                           ------      ------          --------     ---------

      Net earnings                                                   -          -           -                 -             -
      Issuances of common stock in a private placement               -      9,335         187            28,009             -
      Issuances of common stock to executive officers                -        720          14               886             -
      Issuances of common stock for
         payment of services                                         -        914          18             2,857             -
      Issuances of common stock in
         connection with note retirements                            -      6,169         123            15,737             -
      Escrowed shares received                                       -        (72)         (1)                1             -
      Deferred compensation expense                                  -          -           -                 -             -
      Issuance of common stock for
         litigation settlements                                      -        204           4               544             -
      Exercise of stock options and warrants                         -      3,151          63             6,777        (3,595)
      Warrants issued in connection with
         bank participation advance                                  -          -           -             1,751             -
      Issuance of common stock under
         employee stock purchase plan                                -        233           5               216             -
      Foreign currency translation loss                              -          -           -                 -             -
                                                          ------------     ------      ------          --------     ---------
 BALANCE AT AUGUST 31, 2001                              $           -     77,279     $ 1,546         $ 271,031      $ (3,595)
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

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)






                                                                                           FISCAL YEARS ENDED AUGUST 31,
                                                                                    --------------------------------------------
                                                                                     2001                  2000            1999
                                                                                    ------                ------          ------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
NET EARNINGS (LOSS)                                                                 $ 17,293             $(131,744)      $ 36,058
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH USED IN
      OPERATING ACTIVITIES
      Depreciation and amortization                                                   10,652                13,202         11,674
      Goodwill writedown                                                                   -                17,870              -
      Non-cash financing expense                                                         386                     -              -
      Extraordinary gain on early retirement of 10% convertible notes                 (2,795)                    -              -
      Provision for returns and price concessions                                      6,399                90,248         73,739
      Deferred compensation expense                                                      313                 2,274          3,497
      Non-cash royalty charges                                                         1,168                 6,077          2,413
      Litigation recoveries                                                                -                     -         (1,753)
      Non-cash compensation expense                                                        -                   300            516
      Other non-cash items                                                               381                    80             64
CHANGE IN ASSETS AND LIABILITIES
      Accounts receivable                                                            (21,041)              (37,534)      (116,819)
      Inventories                                                                        660                10,587        (12,221)
      Prepaid expenses                                                                 2,065                 6,696            521
      Accounts payable                                                                 2,554               (14,987)        23,538
      Accrued expenses                                                               (28,583)              (41,703)         9,227
      Income taxes                                                                     1,419                (7,151)         1,204
      Other long-term liabilities                                                        (48)                1,865         (1,736)
                                                                                     -------               -------         ------
TOTAL ADJUSTMENTS                                                                    (26,470)               47,824         (6,136)
                                                                                     -------               -------         ------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   (9,177)              (83,920)        29,922
                                                                                     -------               -------         ------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Acquisition of Australian distributor, net of cash acquired                                -                     -           (421)
Acquisition of fixed assets, excluding capital leases                                 (1,033)              (20,916)       (10,691)
Disposal of fixed assets                                                               1,237                   644            123
Capitalized software development costs                                                (7,404)                    -              -
Other assets                                                                            (301)                  (17)          (132)
Disposal of other assets                                                                  12                   517            158
                                                                                     -------               -------         ------
NET CASH USED IN INVESTING ACTIVITIES                                                 (7,489)              (19,772)       (10,963)
                                                                                     -------               -------         ------



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

Q.       Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated allowances for returns and price concessions, the valuation of inventory and the recoverability of advance royalty payments. Actual results could differ from those estimates. In fiscal 2001, net revenues increased by $11,500 due to the Company's reduction of the August 31, 2000 accrued sales allowances for estimated price concessions, as such allowances were not required when the related product sold through the retail channel.

R. Reclassifications

         Certain reclassifications, including the classification of receivable advances from the Bank, were made to prior period amounts to conform to the current period presentation.

2.       LICENSE AGREEMENTS

         The Company and various Nintendo Entertainment Companies, (collectively, "Nintendo") have entered into agreements pursuant to which the Company has a non-exclusive right to utilize the "Nintendo" name and its proprietary information and technology in order to develop and distribute software for Game Boy and Game Boy Color in various territories throughout the world, and for Game Boy Advance in North America. The Company has recently completed negotiations with Nintendo regarding licenses relating to the development and distribution of software for Game Cube in North America and Game Boy Advance in territories other than North America and execution of the license agreements is expected shortly. Until that time, the Company will develop and distribute GameCube software under its customary and usual arrangements with Nintendo. The Company pays Nintendo a fixed amount per unit that includes the cost of manufacturing, printing, and packaging of the unit, as well as a royalty for the use of Nintendo's name, proprietary information and technology. The Company's agreements with Nintendo expire at various times through 2004.

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

                 ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


4.       ACCOUNTS RECEIVABLE

              Accounts receivable are comprised of the following:

                                                                                        August 31,
                                                                                  -------------------------
                                                                                    2001             2000
                                                                                  -------           -------
Assigned receivables due from factor.....................................     $    46,194       $   40,679
Unfactored accounts receivable...........................................          20,706           27,295
Other receivables........................................................           2,370            3,140
Less:  Allowances for returns and price concessions......................         (20,196)         (39,083)
                                                                               ----------       ----------
Accounts receivable, net.................................................     $    49,074       $   32,031
                                                                               ==========       ==========

         The Company and the Bank are parties to a certain factoring agreement (the "Factoring Agreement"), which expires on January 31, 2003 but automatically renews for additional one-year periods, unless terminated upon 90 days prior notice by either party. Pursuant to the Factoring Agreement, the Company assigns to the Bank and the Bank purchases the Company's U.S. accounts receivable. As a result, the Bank remits payments to the Company with respect to assigned U.S. accounts receivable that are within approved credit limits and not in dispute. The purchase price of the assigned accounts receivable is the invoice amount, which is adjusted for any returns, discounts and other customer credits or allowances. The Bank, in its discretion, may provide advances to the Company under the Credit Agreement (note 9) taking into account, among other things, eligible receivables due from the Bank, as factor, under the Factoring Agreement. At August 31, 2001, the Bank was making advances to the Company based on 60% of eligible receivables due from the Bank. As of August 31, 2001, the factoring charge amounted to 0.25% of the assigned accounts receivable with invoice payment terms of up to sixty days and an additional 0.125% for each additional thirty days or portion thereof.

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
                                                                              ===========      ===========

               ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


9.       DEBT

         Debt consists of the following:


                                                                                        AUGUST 31,
                                                                              -----------------------------
                                                                                  2001              2000
                                                                              ------------     ------------
Short term debt:

10% Convertible Subordinated Notes due 2002 (A)........................       $     29,225    $           -
Mortgage notes (B).....................................................              1,270            1,521
Obligations under capital leases (note 10).............................                536              514
Overformula Loan (C)...................................................             10,000           15,000
Bank Loan (D)..........................................................              6,273                -
Advances from factor (note 4)..........................................              7,349           13,073
                                                                               -------------   --------------
                                                                                     54,653          30,108
                                                                               -------------   --------------

Long term debt:

10% Convertible Subordinated Notes due 2002(A)  .......................                  -           49,750
Mortgage notes (B).....................................................              4,396            5,214
Obligations under capital leases (note 10).............................                577              883
Bank participation advance (E).........................................              9,500                -
                                                                             ---------------  ---------------
                                                                                    14,473           55,847
                                                                             ---------------  ---------------
                                                                             $      69,126    $      85,955
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

               ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

         In June 2001, the Company retired $6,650 in principal amount of the Notes plus accrued interest of approximately $193 in exchange for 2,022 shares of its common stock. The excess of the $7,198 fair value of the common shares issued over the principal amount of the Notes retired and accrued interest, amounting to $355, was recorded as an extraordinary loss on the early retirement of the Notes in the fourth quarter of fiscal 2001. As of August 31, 2001, the remaining principal amount of the Notes outstanding was $29,225.

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

         (B) The Company has a mortgage note which is secured by the Company's corporate headquarters building in the U.S. and requires quarterly principal payments of $181 through February 1, 2002, plus interest at the bank's prime lending rate plus 1.00% per annum (8.25% at August 31, 2001; 10.50% at August 31, 2000). The principal balance outstanding under the mortgage note at August 31, 2001 and August 31, 2000 was $471 and $1,207, respectively. During the fourth quarter of fiscal 2001, as security for the Overformula Loan (as defined below), the Company granted the Bank a second mortgage on its headquarters building.

         The Company granted the bank another mortgage in connection with its seven-year term secured credit facility entered into in March 2000 with the Bank which relates to the Company's purchase of a building in the United Kingdom. The Company is required to make quarterly principal payments of (pound)137.5 (approximately $200 at August 31, 2001). Interest is charged on this facility at 2.00% above LIBOR (7.22% at August 31, 2001; 8.00% at August 31, 2000). The
principal balance outstanding under this credit facility at August 31, 2001 and August 31, 2000 was (pound)3,574 (approximately $5,195) and (pound)3,713 (approximately $5,528), respectively. The UK building is being held for sale by the Company.

         (C) The Company and the Bank are parties to the Credit Agreement which expires on August 31, 2003 but automatically renews for additional one-year periods, unless terminated upon ninety days' prior notice by either party. Advances under the Credit Agreement bear interest at 1.5 percent per annum above the Bank's prime rate (8.25% at August 31, 2001). Certain borrowings in excess of an availability formula bear interest at 2.00% above the Bank's prime rate. Under the Credit Agreement, combined advances may not exceed a maximum loan amount of $70,000 or the formula amount, whichever is less. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined based on a formula that takes into account, among other things, the Company's inventory, equipment and eligible receivables due from the Bank, as factor. Obligations under the Credit Agreement are secured by substantially all of the Company's assets. Pursuant to the terms of the Credit Agreement, the Company is required to maintain specified levels of working capital and tangible net worth, among other financial covenants. As of August 31, 2001, the Company received waivers from the Bank with respect to those financial covenants contained in the Credit Agreement for which it was not in compliance. The Company is presently negotiating with the Bank amendments to the Credit Agreement, including the financial covenants contained in the Credit Agreement.

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
                                                           ==================  =============  ==============


         In each of the years presented, there was no net deferred tax provision, as the Company had no net deferred tax assets or liabilities.

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
                                                                ===========    ===========      ==========

         The tax effects of temporary differences that give rise to the net deferred tax assets recorded on the consolidated balance sheets as of August 31, 2001 and 2000 are as follows:

                                                                                        AUGUST 31,
                                                                               ----------------------------
                                                                                  2001              2000
                                                                               -----------       ----------
Reserves and allowances................................................        $   10,390         $ 24,320
Accrued expenses.......................................................               363            1,036
Federal net operating loss carryforwards...............................            70,350           44,100
Foreign net operating loss carryforwards...............................             5,848            7,011
Other..................................................................               744            2,709
                                                                               ----------         --------
                                                                                   87,695           79,176
Less:  Valuation allowance.............................................           (87,695)         (79,176)
                                                                               ----------         --------
                                                                               $        -         $      -
                                                                               ==========         ========

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

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



12.      EARNINGS (LOSS) PER SHARE


                                                                    FISCAL YEARS ENDED AUGUST 31,
                                                             -------------------------------------------
                                                                2001             2000             1999
                                                             -----------     ------------    -----------
BASIC EPS COMPUTATION:
   Earnings (loss) before extraordinary gain.........       $    14,498      $  (131,744)     $    36,058
   Net earnings (loss)                                           17,293         (131,744)          36,058
   Weighted average common shares outstanding........            60,143           55,882           54,284
   Basic earnings (loss) before extraordinary gain per
      share..........................................       $      0.24      $     (2.36)     $      0.66
                                                             =============  ===============  ==============
    Basic net earnings (loss) per share                     $      0.29      $     (2.36)     $      0.66
                                                             =============  ===============  ==============
DILUTED EPS COMPUTATION:
   Net earnings (loss) before extraordinary gain            $    14,498      $  (131,744)     $    36,058
   10% convertible subordinated notes interest expense                -                -            4,982
   Adjusted net earnings (loss) before extraordinary gain  ---------------  ---------------  --------------
                                                            $    14,498      $  (131,744)     $    41,040
                                                           ---------------  ---------------  --------------

   Net earnings (loss)                                      $    17,293      $  (131,744)     $    36,058
   10% convertible subordinated notes interest expense                -                -            4,982
                                                            ------------    --------------   --------------
   Adjusted net earnings (loss)                             $    17,293      $  (131,744)     $    41,040
                                                            --------------  --------------   --------------
   Weighted average common shares outstanding........            60,143           55,882           54,284
   Stock options and warrants........................             6,491                -            8,314
   10% convertible subordinated notes................                 -                -            9,604
                                                             --------------  --------------   --------------
Diluted common shares outstanding....................            66,634           55,882           72,202
                                                             --------------  --------------   --------------
Diluted earnings (loss) before extraordinary gain per       $      0.22      $     (2.36)     $      0.57
   share.............................................         =============  ===============  ==============
Diluted net earnings (loss) per share                       $      0.26      $     (2.36)     $      0.57
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


14       EQUITY

         In fiscal 1999, the Company awarded 300 shares of restricted stock to the Acclaim Entertainment Benefits Trust and 100 shares to an employee. The fair value of such common stock of $3,169 was expensed as the restrictions lapsed. Deferred compensation includes $313 related to such restricted stock awards at August 31, 2000, which was expensed in fiscal 2001.

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

         In March 2001, the Company issued to the Junior Participants (referenced in Note 9E), five-year warrants to purchase an aggregate of 2,375 shares of common stock of the Company exercisable at a price of $1.25 per share, which included a total of 1,375 warrants issued to certain executive officers of the Company and a director of the Company. The fair value of the warrants of $1,751, based on the Black-Scholes Option Pricing Model, was recorded as deferred financing costs and is being amortized as a non-cash financing expense over the two and one-half years to the expiration of the related Credit Agreement.

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

         Subject to certain exceptions specified in the rights agreement, the rights will separate from the Company's common stock and a distribution date will occur upon the earliest of:

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


B.       Related Party Transactions

         In July 2001, the Company issued 1,500 shares of common stock in connection with warrants exercised by two officers of the Company. The Company received $30, which represents the par value of the common shares issued, and two promissory notes totaling $3,595 for the unpaid portion of the exercise price of the warrants. The notes provide the Company with full recourse against the individuals' assets and are payable the earlier of July 2002 and to the extent of the proceeds of any warrant share sale, following the date upon which any or all the warrant shares are sold. The notes bear interest at the same rate the Company is charged from time-to-time by the Bank, which is prime plus 1.50% per annum. The notes receivable are reflected as a contra-equity balance in additional paid-in capital.

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

                                                NORTH AMERICA     EUROPE      PACIFIC RIM   ELIMINATIONS       TOTAL
                                                -------------     ------      -----------   ------------       -----
FISCAL 2001
Net revenues from external customers.......      $  146,185     $   45,371    $      6,012  $         -     $  197,568
Intersegment sales.........................             317          8,588              -        (8,905)             -
                                                 ----------     ----------    ------------  -----------     ----------
Total net revenues.........................         146,502         53,959          6,012        (8,905)       197,568

Interest income............................             377             85              9             -            471
Interest expense...........................           9,743          1,234             16             -         10,993
Depreciation and amortization..............           8,205          2,014            433             -         10,652
Identifiable assets........................          96,508         27,255          1,867             -        125,630
Segment operating profit (loss)............          20,055          3,405           (245)            -         23,215

FISCAL 2000
Net revenues from external customers.......         119,869         58,321         10,436             -        188,626
Intersegment sales.........................             165         15,840             48       (16,053)             -
                                                 ----------     ----------    ------------  -----------     ----------
Total net revenues.........................         120,034         74,161         10,484       (16,053)       188,626

Goodwill writedown.........................          17,870              -              -             -         17,870
Interest income............................           3,298            434             26             -          3,758
Interest expense...........................          11,176            262             11             -         11,449
Depreciation and amortization..............           9,671          2,612            919             -         13,202
Identifiable assets........................          88,669          1,492          2,932             -         93,093
Segment operating profit (loss)............        (100,655)       (16,755)        (2,650)            -       (120,060)

FISCAL 1999
Net revenues from external customers.......         300,403        116,519         14,052             -        430,974
Intersegment sales.........................             436          3,798             49        (4,283)             -
                                                 ----------     ----------    ------------  -----------     ----------
Total net revenues.........................         300,839        120,317         14,101        (4,283)       430,974

Interest income............................           3,878            102             19             -          3,999
Interest expense...........................          10,187            154              2             -         10,343
Depreciation and amortization..............           9,295          1,547            832             -         11,674
Identifiable assets........................         189,643         47,797          7,398             -        244,838
Segment operating profit (loss)............          37,583          7,641           (496)            -         44,728

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

20.      SUBSEQUENT EVENTS (UNAUDITED)

         In October 2001, the Company issued 1,125 shares of common stock in connection with warrants exercised by two officers of the Company. The Company received $23, which represents the par value of the common shares issued, and two promissory notes totaling $3,353 for the unpaid portion of the exercise price of the warrants. The notes provide the Company with full recourse against the individuals' assets and are payable the earlier of October 2002 and, to the extent of the proceeds of any warrant share sale, following the date upon which any or all the warrant shares are sold. The notes bear interest at the same rate the Company is charged from time to time by the Bank, which is the Bank's prime plus 1.50% per annum. The notes will be recorded as a contra-equity balance in additional paid-in capital in the first quarter of fiscal 2002.

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

2.   FINANCIAL STATEMENT SCHEDULE:

     Schedule II - Allowance for Returns and Price Concessions

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

      +10.7         Employment Agreement dated as of October 2, 2000 between the Company and John Ma (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed November 29, 2001)

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

     **10.23        Confidential  License  Agreement  for Game Boy Advance  (Western  Hemisphere)  between  Nintendo of
                    America Inc. and the Company, effective July 11, 2001. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed November 29, 2001)

     **10.24        Xbox Publisher License Agreement dated as of October 10, 2000 between the Company and Microsoft
                    Corporation (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K
                    filed November 29, 2001)

       21           Subsidiaries of Registrant

       23.1         Consent of Independent Auditors - KPMG LLP (filed herewith)

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

ACCLAIM ENTERTAINMENT, INC.



By:   /S/  GERARD F. AGOGLIA                                  December 7, 2001
      ------------------------------------
      Gerard F. Agoglia
      Executive Vice President and
      Chief Financial Officer
      (principal financial and accounting
      officer)


                                                          SCHEDULE II
                                                  ACCLAIM ENTERTAINMENT, INC.
                                                       AND SUBSIDIARIES
                                          ALLOWANCE FOR RETURNS AND PRICE CONCESSIONS
                                                   (IN THOUSANDS OF DOLLARS)

                                                                              PROVISIONS
                                                             BALANCE AT       FOR RETURNS    RETURNS AND
                                                             BEGINNING OF      AND PRICE        PRICE       BALANCE AT
PERIOD                                                         PERIOD         CONCESSIONS    CONCESSIONS   END OF PERIOD
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