Form 10-Q
period 2001-12-02
ACCLAIM ENTERTAINMENT INC
filed 2002-01-16
CIK 804888

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

                             ----------------------


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 2, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-16986

                           ACCLAIM ENTERTAINMENT, INC.
--------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

                  DELAWARE                                38-2698904
    ---------------------------------                 -----------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of January 11, 2002, 79,494,461 shares of Common Stock of the Registrant were issued and outstanding.

                           ACCLAIM ENTERTAINMENT, INC
                     INDEX TO REPORT ON FORM 10-Q FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                       THREE MONTHS ENDED DECEMBER 2, 2001
                               ITEMS IN FORM 10-Q



                                                                                                                      PAGE
                                                                                                                      ----
PART I.      FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements (Unaudited, except where otherwise noted)..............................  3

             Consolidated Balance Sheets - December 2, 2001 and August 31, 2001 (Audited).............................  3

             Consolidated Statements of Operations - Three months ended December 2, 2001 and 2000.....................  4

             Consolidated Statements of Stockholders' Deficit - Three months ended
               December 2, 2001 and Year ended August 31, 2001 (Audited)..............................................  5

             Consolidated Statements of Cash Flows - Three months ended December 2, 2001 and 2000.....................  6

             Notes to Consolidated Financial Statements...............................................................  8

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations.......................................................................................... 17

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................... 35


PART II      OTHER INFORMATION

    Item 1.  Legal Proceedings........................................................................................ 36

    Item 2.  Changes in Securities and Use of Proceeds................................................................ 37

    Item 6.  Exhibits and Reports on Form 8-K......................................................................... 38

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                          DECEMBER 2,           AUGUST 31,
                                                                              2001                 2001
                                                                         ------------          ------------
                                                                          (UNAUDITED)
                               ASSETS
CURRENT ASSETS
     Cash ............................................................   $     21,724          $     26,797
     Accounts receivable, net ........................................         79,188                49,074
     Inventories .....................................................          9,880                 4,043
     Prepaid expenses ................................................          7,043                 4,816
                                                                         ------------          ------------
TOTAL CURRENT ASSETS .................................................        117,835                84,730
                                                                         ------------          ------------
     Fixed assets, net ...............................................         31,232                32,645
     Other assets ....................................................          9,679                 8,255
                                                                         ------------          ------------

TOTAL ASSETS .........................................................   $    158,746          $    125,630
                                                                         ============          ============

                LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Convertible notes ...............................................   $     29,225          $     29,225
     Other short-term borrowings .....................................         35,230                25,428
     Trade accounts payable ..........................................         35,769                33,630
     Accrued expenses ................................................         34,180                31,582
     Accrued selling expenses ........................................          6,978                 7,284
     Income taxes payable ............................................            732                   694
                                                                         ------------          ------------
TOTAL CURRENT LIABILITIES ............................................        142,114               127,843
                                                                         ------------          ------------
LONG-TERM LIABILITIES
     Long-term debt ..................................................          4,696                 4,973
     Bank participation advance ......................................          9,500                 9,500
     Other long-term liabilities .....................................          3,676                 3,669
                                                                         ------------          ------------
Total Liabilities ....................................................        159,986               145,985
                                                                         ------------          ------------

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.01 par value; 1,000 shares
         authorized; none issued .....................................            -                     -
     Common stock, $0.02 par value; 100,000 shares authorized;
         78,425 and 77,279 shares issued, respectively ...............          1,569                 1,546
     Additional paid-in capital ......................................        269,616               267,436
     Accumulated deficit .............................................       (270,212)             (287,573)
     Accumulated other comprehensive loss ............................         (2,213)               (1,764)
                                                                         ------------          ------------
TOTAL STOCKHOLDERS' DEFICIT ..........................................         (1,240)              (20,355)
                                                                         ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ..........................   $    158,746          $    125,630
                                                                         ============          ============

                 See notes to consolidated financial statements.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                THREE MONTHS ENDED
                                                    DECEMBER 2,
                                         -------------------------------
                                             2001                2000
                                         ------------       ------------
Net revenues .........................   $     81,011       $     72,039
Cost of revenues .....................         29,212             24,058
                                         ------------       ------------

Gross profit .........................         51,799             47,981
                                         ------------       ------------

Operating expenses
     Marketing and selling ...........         11,741             11,962
     General and administrative.......         10,522             10,598
     Research and development ........          9,292             11,456
                                         ------------       ------------

Total operating expenses .............         31,555             34,016
                                         ------------       ------------

Earnings from operations .............         20,244             13,965

Other income (expense)
     Interest income .................            259                304
     Interest expense ................         (2,782)            (3,121)
     Other expense ...................           (499)               (92)
                                         ------------       ------------

Total other expense ..................         (3,022)            (2,909)
                                         ------------       ------------

Earnings before income taxes .........         17,222             11,056

Income tax provision (benefit) .......           (139)               251
                                         ------------       ------------


Net earnings .........................   $     17,361       $     10,805
                                         ============       ============

Net earnings per share:
     Basic ...........................   $       0.22       $       0.19
                                         ============       ============
     Diluted .........................   $       0.21       $       0.18
                                         ============       ============

                 See notes to consolidated financial statements.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 (IN THOUSANDS)




                                                                            COMMON STOCK
                                                         PREFERRED             ISSUED
                                                           STOCK       --------------------------    ADDITIONAL        NOTES
                                                           ISSUED        SHARES           AMOUNT   PAID-IN CAPITAL   RECEIVABLE
                                                        ------------   -----------    -----------    -----------    -----------
Balance at August 31, 2000 ..........................   $          -        56,625    $     1,133    $   214,253    $       -
                                                        ------------   -----------    -----------    -----------    -----------
    Net earnings ....................................              -           -              -              -              -
    Issuances of common stock in private placement ..              -         9,335            187         28,009            -
    Issuances of common stock to executive officers..              -           720             14            886            -
    Issuances of common stock for
       payment of services ..........................              -           914             18          2,857            -
    Issuances of common stock in
       connection with note retirements .............              -         6,169            123         15,737            -
    Escrowed shares received ........................              -           (72)            (1)             1            -
    Deferred compensation expense ...................              -           -              -              -              -
    Issuance of common stock for
       litigation settlements .......................              -           204              4            544            -
    Exercise of stock options and warrants ..........              -         3,151             63          6,777         (3,595)
    Warrants issued in connection with
       bank participation advance ...................              -           -              -            1,751            -
    Issuance of common stock under
       employee stock purchase plan .................              -           233              5            216            -
    Foreign currency translation loss ...............              -           -              -              -              -
                                                        ------------   -----------    -----------    -----------    -----------
BALANCE AT AUGUST 31, 2001 ..........................              -        77,279          1,546        271,031         (3,595)
                                                        ------------   -----------    -----------    -----------    -----------
    Net earnings ....................................              -           -              -              -              -
    Issuances of common stock to executive officers..              -         1,125             23          3,352       (3,352)
    Exercise of stock options and warrants ..........              -           572             11          1,833            -
    Cancellations of common stock ...................              -          (551)           (11)            11            -
    Warrants issued and other non-cash charges
       in connection with bank overformula loan .....              -           -              -              619            -
    Expenses incurred in connection with
       issuances of common stock ....................              -           -              -             (283)           -
    Foreign currency translation loss ...............              -           -              -              -              -
                                                        ------------   -----------    -----------    -----------    -----------
BALANCE AT DECEMBER 2, 2001 **  .....................   $          -        78,425    $     1,569    $   276,563    $    (6,947)
                                                        ============   ===========    ===========    ===========    ===========



                                                           DEFERRED      ACCUMULATED     TREASURY
                                                        COMPENSATION       DEFICIT         STOCK
                                                        ------------    ------------    ------------
Balance at August 31, 2000 ..........................   $       (313)   $   (304,866)   $     (3,338)
                                                        ------------    ------------    ------------
    Net earnings ....................................            -            17,293             -
    Issuances of common stock in private placement ..            -               -           3,338
    Issuances of common stock to executive officers..            -               -               -
    Issuances of common stock for
       payment of services ..........................            -               -               -
    Issuances of common stock in
       connection with note retirements .............            -               -               -
    Escrowed shares received ........................            -               -               -
    Deferred compensation expense ...................            313             -               -
    Issuance of common stock for
       litigation settlements .......................            -               -               -
    Exercise of stock options and warrants ..........            -               -               -
    Warrants issued in connection with
       bank participation advance ...................            -               -               -
    Issuance of common stock under
       employee stock purchase plan .................            -               -               -
    Foreign currency translation loss ...............            -               -               -
                                                        ------------    ------------    ------------
BALANCE AT AUGUST 31, 2001 ..........................            -          (287,573)            -
                                                        ------------    ------------    ------------
    Net earnings ....................................            -            17,361             -
    Issuances of common stock to executive officers..            -               -               -
    Exercise of stock options and warrants ..........            -               -               -
    Cancellations of common stock ...................            -               -               -
    Warrants issued and other non-cash charges
       in connection with bank overformula loan .....            -               -               -
    Expenses incurred in connection with
       issuances of common stock ....................            -               -               -
    Foreign currency translation loss ...............            -               -               -
                                                        ------------    ------------    ------------
BALANCE AT DECEMBER 2, 2001 **  .....................          $ -      $   (270,212)          $ -
                                                        ============    ============    ============

**Amounts for the three months ended December 2, 2001 are unaudited.

                 See notes to consolidated financial statements.







                                                            ACCUMULATED
                                                               OTHER
                                                           COMPREHENSIVE                  COMPREHENSIVE
                                                               LOSS           TOTAL        INCOME (LOSS)
                                                           ------------    ------------    ------------
Balance at August 31, 2000 ...........................     $       (849)   $    (93,980)   $        -
                                                           ------------    ------------    ============
    Net earnings .....................................              -            17,293          17,293
    Issuances of common stock in private placement ...              -            31,534             -
    Issuances of common stock to executive officers...              -               900             -
    Issuances of common stock for
       payment of services ...........................              -             2,875             -
    Issuances of common stock in
       connection with note retirements ..............              -            15,860             -
    Escrowed shares received .........................              -               -               -
    Deferred compensation expense ....................              -               313             -
    Issuance of common stock for
       litigation settlements ........................              -               548             -
    Exercise of stock options and warrants ...........              -             3,245             -
    Warrants issued in connection with
       bank participation advance ....................              -             1,751             -
    Issuance of common stock under
       employee stock purchase plan ..................              -               221             -
    Foreign currency translation loss ................             (915)           (915)           (915)
                                                           ------------    ------------    ------------
BALANCE AT AUGUST 31, 2001 ...........................           (1,764)        (20,355)         16,378
                                                           ------------    ------------    ------------
    Net earnings .....................................              -            17,361          17,361
    Issuances of common stock to executive officers...              -                23             -
    Exercise of stock options and warrants ...........              -             1,844             -
    Cancellations of common stock ....................              -               -               -
    Warrants issued and other non-cash charges
       in connection with bank overformula loan ......              -               619             -
    Expenses incurred in connection with
       issuances of common stock .....................              -              (283)            -
    Foreign currency translation loss ................             (449)           (449)           (449)
                                                           ------------    ------------    ------------
BALANCE AT DECEMBER 2, 2001 **  ......................     $     (2,213)   $     (1,240)   $     16,912
                                                           ============    ============    ============


**Amounts for the three months ended December 2, 2001 are unaudited.

                 See notes to consolidated financial statements.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                          THREE MONTHS ENDED
                                                                              DECEMBER 2,
                                                                   ---------------------------------
                                                                        2001                2000
                                                                   -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET EARNINGS ..................................................... $      17,361       $      10,805
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH USED IN
      OPERATING ACTIVITIES
      Depreciation and amortization ..............................         2,066               2,269
      Non-cash financing expense .................................           673                 -
      Provision for returns and price concessions ................         2,972               4,247
      Deferred compensation expense ..............................           -                   235
      Non-cash royalty charges ...................................           -                  (754)
      Amortization of capitalized software development costs......         2,626                 -
      Other non-cash items .......................................          (284)                131
CHANGE IN ASSETS AND LIABILITIES
      Accounts receivable ........................................       (33,896)            (21,312)
      Inventories ................................................        (5,846)               (577)
      Prepaid expenses ...........................................        (2,229)              4,886
      Accounts payable ...........................................         2,394              (6,881)
      Accrued expenses ...........................................         2,406              11,522
      Income taxes ...............................................            73                  15
      Other long-term liabilities ................................             7                 661
                                                                   -------------       -------------
TOTAL ADJUSTMENTS ................................................       (29,038)             (5,558)
                                                                   -------------       -------------
NET CASH USED IN OPERATING ACTIVITIES ............................       (11,677)              5,247
                                                                   -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets ......................................          (829)                (72)
Capitalized software development costs ...........................        (4,149)               (500)
Other assets .....................................................             4                 -
Disposal of other assets .........................................           -                     1
                                                                   -------------       -------------
NET CASH USED IN INVESTING ACTIVITIES ............................        (4,974)               (571)
                                                                   -------------       -------------

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                   THREE MONTHS ENDED
                                                                     DECEMBER 2,
                                                          --------------------------------
                                                               2001              2000
                                                          -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of mortgages ................................              (300)              (386)
Proceeds from short-term bank loans .................            10,015              8,472
Payment of short-term bank loans ....................               -              (15,000)
Exercise of stock options and warrants ..............             1,844                -
Payment of obligations under capital leases .........               (80)              (143)
Proceeds from issuances of common stock .............                23                900
                                                          -------------      -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...........            11,502             (6,157)
                                                          -------------      -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .............               76                274
                                                          -------------      -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...........            (5,073)            (1,207)
                                                          -------------      -------------

CASH AND CASH EQUIVALENTS:  BEGINNING OF PERIOD ......           26,797              6,738
                                                          -------------      -------------

CASH AND CASH EQUIVALENTS:  END OF PERIOD ...........     $      21,724      $       5,531
                                                          =============      =============

Cash paid during the period for:
      Interest ......................................     $       2,907      $       3,121
      Income taxes ..................................     $          28      $           2


                 See notes to consolidated financial statements.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION AND BUSINESS

A.       BASIS OF PRESENTATION AND CHANGE IN QUARTER-END

         The accompanying unaudited consolidated financial statements include the accounts of Acclaim Entertainment, Inc. and its wholly owned subsidiaries (collectively, the "Company" or "Acclaim"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months ended December 2, 2001 are not necessarily indicative of the results that may be expected for the full year ending August 31, 2002. For further information, refer to the consolidated financial statements and notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended August 31, 2001, and other filings with the Securities and Exchange Commission.

         The Company moved its quarterly closing dates from the Saturday closest to the last day of the calendar quarter to the Sunday closest to the last day of the calendar quarter effective for the first quarter of fiscal
2002. The Company's fiscal year-end date (August 31) remains unchanged. This change contributed approximately $2,600 of gross revenue to the first quarter of fiscal 2002, but will have no effect on the Company's gross revenue or net earnings for the year ending August 31, 2002. The quarterly closing dates for the current quarter and the remaining quarters of fiscal 2002 are as follows:

         QUARTER               FISCAL YEAR 2002            FISCAL YEAR 2001
   ---------------------    -----------------------     -----------------------
   First                    December 2, 2001            December 2, 2001
   Second                   March 3, 2002               March 3, 2001
   Third                    June 2, 2002                June 2, 2001
   Fourth                   August 31, 2002             August 31, 2001

B.       BUSINESS AND LIQUIDITY

         The Company develops, publishes, distributes and markets under its brand names video and computer game software on a worldwide basis for popular interactive entertainment consoles, such as Sony's PlayStation and PlayStation 2, Nintendo's Game Boy Advance and GameCube and Microsoft's Xbox, and, to a lesser extent, PCs. The Company develops its own software in its six software development studios located in the U.S. and the U.K., which includes a motion capture studio and a recording studio in the U.S., and contracts with independent software developers to create software for the Company. The Company distributes its software directly through its subsidiaries in North America, the U.K., Germany, France, Spain and Australia. The Company uses regional distributors throughout the rest of the world. The Company also distributes software developed and published by third parties, develops and publishes strategy guides relating to its software and issues "special edition" comic magazines from time to time to support its time valued brands, Turok and Shadow Man.

         At August 31, 2001, the Company's independent auditors' report, as prepared by KPMG LLP and dated October 23, 2001, which appears in the Company's 2001 Form 10-K, includes an explanatory paragraph relating to substantial doubt as to the Company's ability to continue as a going concern, due to its working capital and stockholders' deficits at August 31, 2001 and the recurring use of cash in operating activities.

         The Company recorded net earnings of $17.4 million, or $0.21 per diluted share, for the three months ended December 2, 2001 compared to net earnings of $10.8 million, or $0.18 per diluted share for the three months ended December 2, 2000 (based on diluted shares outstanding of 88,109,000 at December 2, 2001 and 65,772,000 at December 2, 2000). Earnings from operations increased by 45% in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001 due primarily to an increase of $3.8 million in gross profit, and a reduction of $2.5 million in operating expenses. See "Gross Profit" and "Operating Expenses". Gross profit as a percentage of net revenues decreased to 64% for the three months ended December 2, 2001 from 67% for the three months ended December 2, 2000. Revenues generated by CD-based products and cartridge-based software in the first quarter of fiscal 2002 represented 90% and 8% of the total gross revenue, respectively, compared to 76% and 16% in the first quarter of the previous year.

         In the quarter ended December 2, 2001, the Dave Mirra Freestyle BMX franchise (multiple platforms), Burnout (PlayStation 2 platform), Crazy Taxi (multiple platforms), and All-Star Baseball 2002 (multiple platforms) accounted for approximately 28%, 19%, 12%, and 8%, respectively, of the Company's gross revenues. In the quarter ended December 2, 2000, the Dave Mirra Freestyle BMX franchise (for multiple platforms) and Mary Kate & Ashley (for multiple platforms), accounted for approximately 40% and 18% respectively, of the Company's gross revenues.

         In fiscal 2001, the Company improved profitability by the strategic transformation of its operating business model from cartridge-based to CD-based product, which improved gross margins due to lower product costs, reduced inventory levels and improved inventory turnover. In the second half of fiscal 2000 and continuing into fiscal 2001, the Company also implemented expense reduction initiatives, which have reduced fixed and variable expenses company-wide, eliminated certain marginal titles under development, reduced staff and lowered marketing expenses. In fiscal 2001, operating expenses were reduced $90,960 from the prior year. As a result, the Company experienced net earnings for fiscal 2001 as compared to a significant net loss in the prior year.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


         Short-term liquidity is being addressed by the Company receiving additional interim borrowings under its revolving credit and security agreement (the "Credit Agreement") with its primary lender (the "Bank"). In addition, during the three months ended December 2, 2001, the Company received advances under the Credit Agreement and under its international factoring agreements between the Company and GMAC Commercial Credit Ltd. (the "International Bank") of $10,015 (note 3). To enhance long-term liquidity in fiscal 2001, the Company implemented targeted expense reductions, including a significant reduction in the number of its personnel, and raised net proceeds of $31,534 in a private placement of common stock, $4,834 from other sales of common stock and $9,500 from the Bank following a loan participation transaction between the Bank and certain other lenders (note 3E). The Company's future long-term liquidity will be significantly dependent on its ability to develop and market new software products that achieve widespread market acceptance for use with the hardware platforms that dominate the market.

C.       ESTIMATES

         In the first quarter of fiscal 2002, net revenues and net earnings increased by $4,458 due to the Company's reduction of the August 31, 2001 allowances for estimated returns and price concessions as such allowances were not required based on the related products' sell-through in the retail channel.

D.       ACCRUED EXPENSES

         In the first quarter of fiscal 2002, the Company's obligations ceased under certain expired intellectual property agreements, accordingly, accrued expenses and marketing and selling expenses were reduced by $4,400.

E.       RECLASSIFICATIONS

         Certain reclassifications were made to prior period amounts to conform to the current period presentation.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

2.       ACCOUNTS RECEIVABLE

         Accounts receivable are comprised of the following:


                                                          DECEMBER 2,    AUGUST 31,
                                                             2001           2001
                                                          ---------      ---------
Assigned receivables due from factor ...................  $  82,834      $  42,845
Unfactored accounts receivable .........................      7,082         20,706
Other Receivables ......................................      3,080          2,370
Less: Allowances for returns and price concessions .....    (13,808)       (16,847)
                                                          ---------      ---------
Accounts receivable, net ...............................  $  79,188      $  49,074
                                                          =========      =========

         The Company and the Bank are parties to a certain factoring agreement (the "Factoring Agreement"), which expires on January 31, 2003 but automatically renews for additional one-year periods, unless terminated upon 90 days prior notice by either party. Pursuant to the Factoring Agreement, the Company assigns to the Bank and the Bank purchases the Company's U.S. accounts receivable. As a result, the Bank remits payments to the Company with respect to assigned U.S. accounts receivable that are within approved credit limits and not in dispute. The purchase price of the assigned accounts receivable is the invoice amount, which is adjusted for any returns, discounts and other customer credits or allowances. The Bank, in its discretion, may provide advances to the Company under the Credit Agreement (note 3) taking into account, among other things, eligible receivables due from the Bank, as factor, under the Factoring Agreement. At December 2, 2001, the Bank was making advances to the Company based on 50% of eligible receivables due from the Bank. As of December 2, 2001, the factoring charge amounted to 0.25% of the assigned accounts receivable with invoice payment terms of up to sixty days and an additional 0.125% for each additional thirty days or portion thereof.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


3.       DEBT

         Debt consists of the following:

                                                  DECEMBER 2,        AUGUST 31,
                                                     2001              2001
                                                     ----              ----
SHORT TERM DEBT

10% Convertible Subordinated Notes due 2002(A)..  $  29,225         $  29,225
Mortgage notes  (B) ............................      1,091             1,270
Obligations under capital leases ...............        502               536
Overformula loan (C) ...........................     10,000            10,000
Bank loan (D) ..................................      7,197             6,273
Advances from factor (note 2) ..................     16,440             7,349
                                                   --------          --------
                                                     64,455            54,653
                                                   --------          --------

LONG TERM DEBT:

Mortgage notes (B) ............................       4,177             4,396
Obligations under capital leases ..............         519               577
Bank participation advance (E) ................       9,500             9,500
                                                   --------          --------
                                                     14,196            14,473
                                                   --------          --------
                                                  $  78,651          $ 69,126
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

         In April and March 2001, the Company retired a total of $13,875 in principal amount of the Notes for an aggregate purchase price of approximately $6,751. Concurrently with the Note repurchases, the Company sold a total of 3,147 shares of its common stock to the same Note holders for $3,934, based on a purchase price of $1.25 per share. The $6,751 purchase price of the Notes included $754 for the excess of the fair value of the common stock at issuance over the price paid by the Note holders, plus $5,997 of cash paid by the Company (including the use of the proceeds of the stock sale). As a result of the Note retirement, the Company recorded an extraordinary gain on the early retirement of the Notes in the third quarter of fiscal 2001 of approximately $7,124. Due to the delayed effectiveness of the registration statement filed with the SEC by the Company covering the resale of the purchased common stock by the former Note holders, the Company was required to issue a total of 750 shares of common stock to certain former Note holders which resulted in an extraordinary charge for the fair value of the common stock in the fourth quarter of fiscal 2001 of approximately $2,798. On December 12, 2001, the SEC declared the Company's registration statement effective.

         In June 2001, the Company retired $6,650 in principal amount of the Notes plus accrued interest of approximately $193 in exchange for 2,022 shares of its common stock. The excess of the $7,198 fair value of the common shares issued over the principal amount of the Notes retired and accrued interest, amounting to $355, was recorded as an extraordinary loss on the early retirement of the Notes in the fourth quarter of fiscal 2001. As of December 2, 2001, the remaining principal amount of the Notes outstanding was $29,225 (note
7). At December 2, 2001 and August 31, 2001, the fair value of the Notes was approximately $30,861 and $22,624, respectively, based on quoted market values.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


         In August 2001, the Company issued 250 shares of common stock to one former Note holder because the registration statement filed by the Company covering the resale of the common stock issued in connection with the early retirement of the Notes was not declared effective by August 16, 2001. The fair value of the common shares was $1,176 and was recorded as an extraordinary charge in the fourth quarter of fiscal 2001. On December 12, 2001, the SEC declared the Company's registration statement effective.

         As a result of all the transactions related to Note retirements, the Company had a net extraordinary gain of $2,795 in fiscal 2001.

         (B) The Company has a mortgage note which is secured by the Company's corporate headquarters building in the U.S. and requires quarterly principal payments of $181 through February 1, 2002, plus interest at the mortgagor's bank's prime lending rate plus 1.00% per annum (6.00% at December 2, 2001; 8.25% at August 31, 2001). The principal balance outstanding under the mortgage note at December 2, 2001 and August 31, 2001 was $290 and $471, respectively. During the fourth quarter of fiscal 2001, as additional security for the Overformula Loan (as defined below), the Company granted the Bank a second mortgage on its headquarters building.

         The Company granted the Bank another mortgage in connection with its seven-year term secured credit facility entered into in March 2000 with the Bank which relates to the Company's purchase of a building in the United Kingdom. The Company is required to make quarterly principal payments of (pound)137.5 (approximately $198 at December 2, 2001). Interest is charged on this facility at 2.00% above LIBOR (5.99% at December 2, 2001; 7.22% at August 31, 2001). The principal balance outstanding under this credit facility at December 2, 2001 and August 31, 2001 was (pound)3,492 (approximately $4,977) and (pound)3,574 (approximately $5,195), respectively. The U.K. building is being held for sale by the Company.

         (C) The Company and the Bank are parties to the Credit Agreement which expires on August 31, 2003 but automatically renews for additional one-year periods, unless terminated upon ninety days' prior notice by either party. Advances under the Credit Agreement bear interest at 1.50% per annum above the Bank's prime rate (6.50% at December 2, 2001; 8.25% at August 31, 2001). Certain borrowings in excess of an availability formula bear interest at 2.00% above the Bank's prime rate. Under the Credit Agreement, combined advances may not exceed a maximum loan amount of $70,000 or the formula amount, whichever is less. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined based on a formula that takes into account, among other things, the Company's inventory, equipment and eligible receivables due from the Bank, as factor. Obligations under the Credit Agreement are secured by substantially all of the Company's assets. Pursuant to the terms of the Credit Agreement, the Company is required to maintain specified levels of working capital and tangible net worth, among other financial covenants. As of December 2, 2001, the Company received waivers from the Bank with respect to those financial covenants contained in the Credit Agreement for which it was not in compliance. The Company is presently negotiating with the Bank amendments to the Credit Agreement, including the financial covenants contained in the Credit Agreement.

         In each of June 2001 and April 2001, the Bank loaned the Company, in its discretion, $5,000 above the standard formula under the Credit Agreement for short-term funding, which was repaid prior to August 31, 2001.

         In July 2001, the Bank, in its discretion, agreed to loan the Company $10,000 above the standard formula under the Credit Agreement (the "Overformula Loan") which is required to be repaid by January 7, 2002 (note 7). As additional security for the Overformula Loan, two of the Company's executive officers personally pledged as collateral an aggregate of 1,568 shares of the Company's common stock with an approximate market value of $8,577 as of December 2, 2001. In the event the market value of such pledged stock (based on a ten trading day average reviewed by the Bank monthly) decreases below $5,000 and such executive officers do not deliver shares of stock of the Company to cover such shortfall, the Bank is entitled to reduce the Overformula Loan by an amount equal to the shortfall (the "Pledge Terms"). The shares pledged as collateral as of December 2, 2001 include an aggregate of 317 shares of common stock that the Company's two executive officers pledged as additional collateral in October 2001 to cover a shortfall in the aggregate market value of the shares they had already pledged (note 7). The Company estimates that the fair value of providing the collateral by its two executive officers for the Overformula Loan amounted to approximately $200 and is amortizing this amount as a non-cash financing expense over the term of the Overformula Loan. The Company recorded non-cash financing expense of $150 in the first quarter of 2002 related to the collateral and will record additional non-cash financing expense of $50 during in the second quarter of 2002. In connection with the Overformula Loan, on October 31, 2001, the Company issued to the Bank a five-year warrant to purchase 100 shares of its common stock at an exercise price of $4.70 per share, the market price per share on the

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



date of issuance. The fair value of the warrants was $419 of which $280 was recorded as a non-cash financing expense in the first quarter of fiscal 2002 and the remainder will be recorded as a non-cash financing expense in the second quarter of fiscal 2002 (note 7).

         (D) In fiscal 2001, the Company and certain of its European subsidiaries entered into a receivable facility under which the Bank provided accounts receivable financing of up to the lesser of approximately $18,000 or 50% of eligible receivables related to the Company's international operations. The interest rate is 2.00% above LIBOR (6.12% at December 2, 2001; 6.25% at August 31, 2001). This facility has a term of three years automatically renewing for additional one-year periods thereafter, unless terminated upon ninety days' prior notice by either party. It is secured by the receivables and assets of such subsidiaries. As of December 2, 2001, there was $7,197 of borrowings outstanding under the facility.

         (E) In March 2001, the Bank entered into junior participation agreements (the "Participation") with certain investors (the "Junior Participants") under and pursuant to the terms of the existing Credit Agreement between the Company and the Bank. Following the Participation, the Bank advanced $9,500 to the Company pursuant to the Credit Agreement for working capital purposes. The Credit Agreement requires the Company to repay the $9,500 Participation to the Bank upon termination of the Credit Agreement for any reason, and the junior participation agreements require the Bank to repurchase the Participation from the Junior Participants on the earlier of March 12, 2005 or the date the Credit Agreement is terminated and the Company repays all amounts outstanding thereunder. If the Company were not able to repay the Participation, the Junior Participants would have subordinate rights assigned to it under the Credit Agreement with respect to the unpaid Participation.

         (F) Maturities of debt are as follows:

             Fiscal Years Ending August 31,
             2002 ..............................   $ 64,455
             2003 ..............................     10,718
             2004 ..............................        880
             2005 ..............................        813
             2006 ..............................        803
             Thereafter ........................        982
                                                    -------
                                                   $ 78,651
                                                    =======

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


4.       EARNINGS PER SHARE



                                                             THREE MONTHS ENDED
                                                                 DECEMBER 2,
                                                             -------------------
                                                               2001       2000
                                                             -------     -------

BASIC EPS COMUTATION:

  Net income ............................................  $ 17,361     $ 10,805
                                                            =======      =======
  Weighted average common shares outstanding ............    77,916       56,166
                                                            =======      =======
  Basic earnings per share ..............................  $   0.22     $   0.19
                                                            =======      =======

DILUTED EPS COMPUTATION:

  Net income ............................................  $ 17,361     $ 10,805
  10% Convertible Subordinated Notes
     interest expense ...................................       731        1,244
                                                            -------      -------
  Adjusted net income ...................................  $ 18,092     $ 12,049
                                                            =======      =======
  Weighted average common shares outstanding ............    77,916       56,166

  Dilutive potential common shares:
       Stock options and warrants .......................     4,551            2
       10% Convertible Subordinated Notes ...............     5,642        9,604
                                                            -------      -------
                                                             10,193        9,606
                                                            -------      -------
  Diluted common shares outstanding .....................    88,109       65,772
                                                            =======      =======
  Diluted earnings per share ............................  $   0.21     $   0.18
                                                            =======      =======


5.       EQUITY

         In October 2001, the Company issued a total of 1,125 shares of common stock in connection with warrants exercised by two executive officers of the Company. The Company received $23, which represents the par value of the shares of common stock issued, and two promissory notes totaling $3,352 for the unpaid portion of the exercise price of the warrants. The notes provide the Company with full recourse against the individuals' assets and are payable the earlier of October 2002 or, when the shares acquired upon exercise of the warrants are sold. The notes bear interest at the same rate the Company is charged from time to time by the Bank, which is the Bank's prime rate plus 1.50% per annum. The notes have been recorded as a contra-equity balance in additional paid-in capital.

         In October 2001, the Company issued warrants to purchase a total of 1,250 shares of common stock at an exercise price of $2.88 per share, the fair value of the common stock on the grant date, to two executive officers of the Company in connection with their pledge of an aggregate of 1,250 shares of common stock held by them to the Bank as additional security for the Company's Overformula Loan.

         Commencing in September 2001, the Company was required to make a $336 payment monthly to investors in connection with the July 2001 private placement of common stock until the resale of the shares of common stock issued in association with the private placement was registered with the SEC. During the three months ended December 2, 2001, the Company paid an aggregate of $1,008 to the investors, which is included in other expense. On December 12, 2001, the SEC declared the related registration statement effective. The Company incurred costs of $283 in connection with the private placement during the three months ended December 2, 2001 and recorded such costs as a reduction of additional paid-in capital.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



         During the three months ended December 2, 2001, the Company issued 14 shares of common stock in connection with the exercises of warrants issued in connection with litigation settlements. In fiscal 2001, the Company issued 1,804 shares of common stock, including 250 shares to one of the Junior Participants, in connection with the exercise of warrants.

6.       SEGMENT INFORMATION

         The Company's chief operating decision-maker is the Company's Chief Executive Officer. The Company has three reportable segments, North America, Europe, and Pacific Rim, which are organized, managed and analyzed geographically and operate in one industry segment: the development, marketing and distribution of entertainment software. Information about the Company's operations for the three months ended December 2, 2001 and 2000 is presented below:


                                                  NORTH                 PACIFIC
                                                 AMERICA      EUROPE      RIM        ELIMINATIONS       TOTAL
                                                 -------      ------      ---        ------------       -----
THREE MONTHS ENDED DECEMBER 2, 2001
  Net revenues from external customers ......  $  56,345     $ 21,726   $ 2,940      $    --         $  81,011
  Intersegment sales ........................          1        2,926        --          (2,927)            --
                                                --------      -------    ------       ---------       --------
  Total net revenues .......................      56,346       24,652     2,940          (2,927)        81,011
                                                ========      =======    ======       =========       ========
  Interest income ..........................         190           67         2              --            259
  Interest expense .........................       2,609          172         1              --          2,782
  Depreciation and amortization ............       1,728          319        19              --          2,066
  Identifiable assets ......................     116,069        39,771    2,906              --        158,746
  Segment operating profit .................      17,597         1,771      876              --         20,244

THREE MONTHS ENDED DECEMBER 2, 2000
  Net revenues from external customers ....    $ 55,958      $ 14,142   $ 1,939      $       --      $ 72,039
  Intersegment sales ......................         251         2,544        --          (2,795)           --
                                                -------       --------   ------       ---------       -------
  Total net revenues ......................      56,209         16,686    1,939          (2,795)       72,039
                                                =======       ========   ======       =========       =======
  Interest income .........................         278             24        2              --           304
  Interest expense ........................       3,041             78        2              --         3,121
  Depreciation and amortization ...........       1,886            282      101              --         2,269
  Identifiable assets .....................      56,212         23,916    2,214              --        82,342
  Segment operating profit (loss) .........      14,414            (74)    (375)             --        13,965

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



 The Company's gross revenues were derived from the following product categories:



                                                             THREE MONTHS ENDED
                                                                 DECEMBER 2,
                                                             -------------------
                                                               2001       2002
                                                             --------   --------
Cartridge-based software:
  Nintendo Game Boy software ............................         8%         14%
  Nintendo 64 software ..................................        --           2%
                                                             ------     -------
Subtotal for Cartridge-based software ...................         8%         16%
                                                             ------     -------
CD-based software:.

  Microsoft Xbox: 128-bit software ......................         6%         --
  Nintendo Gamecube: 128-bit software ...................        23%         --
  Sony Playstation 1: 32-bit software ...................         6%         59%
  Sony Playstation 2:128-bit software ...................        55%          2%
  Sega Dreamcast: 128-bit software ......................        --          15%
                                                             ------     -------
Subtotal for CD-based software ..........................        90%         76%
                                                             ------     -------
PC Software .............................................         2%          8%
                                                             ------     -------
Total ...................................................       100%        100%
                                                             ======     =======

  Note: The numbers in the above schedule do not give effect to sales credits and allowances as the Company does not track sales credits and allowances by product category. Accordingly, the numbers presented may vary materially from those that would be disclosed were the Company able to present such information net of sales credits and allowances as a percentage of net revenues.

7.       SUBSEQUENT EVENTS

         In December 2001 and January 2002, the Company issued an aggregate of 579 shares of common stock in connection with the conversion of $3,000 principal amount of Notes (note 3C).

         On January 7, 2002, the Company repaid the Overformula Loan of $10,000. On January 14, 2002, the Bank, in its discretion, agreed to loan the Company up to $5,000 above the standard formula under the Credit Agreement which is required to be repaid by February 28, 2002. The Pledge Terms of this second Overformula Loan are the same as that of the Overformula Loan that was repaid on January 7, 2002 (note 3C). The Bank will release the 1,568 shares of the Company's common stock personally pledged by two of the Company's executive officers following a 30-day period in which the Company is not in an overformula position under its Credit Agreement that exceeds $1,000 (note 3A).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following is intended to update the information contained in the Annual Report on Form 10-K for the fiscal year ended August 31, 2001 for Acclaim Entertainment, Inc. and its wholly owned subsidiaries (collectively, the "Company") and presumes that readers have access to, and will have read, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Form 10-K.

FORWARD-LOOKING STATEMENTS

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

OVERVIEW

         The Company develops, publishes, distributes and markets under its brand names video and computer game software on a worldwide basis for popular interactive entertainment consoles, such as Sony's PlayStation and PlayStation 2, Nintendo's Game Boy Advance and GameCube, and Microsoft's Xbox, and, to a lesser extent, PCs. In fiscal 2001, the Company released a total of thirty-five titles for PlayStation, PlayStation 2, Game Boy Color, Dreamcast and PCs. In the first quarter of fiscal 2002, the Company released a total of thirteen titles for PlayStation 2, Game Boy Advance, GameCube, Xbox and PCs and plans to release a total of approximately fifty titles for PlayStation, PlayStation 2, Game Boy Advance, GameCube, Xbox and PCs during fiscal 2002. The Company develops its own software in its six software development studios located in the U.S. and the U.K., which includes a motion capture studio and a recording studio in the U.S., and contracts with independent software developers to create software for the Company. The Company distributes its software directly through its subsidiaries in North America, the U.K., Germany, France, Spain, and Australia. The Company uses regional distributors throughout the rest of the world. The Company also distributes software developed and published by third parties, develops and publishes strategy guides relating to its software and issues "special edition" comic magazines from time to time to support its time valued brands, Turok and Shadow Man.

         The Company's revenues have traditionally been derived from sales of software for the then-popular game consoles. Therefore, the Company must continually anticipate game console cycles and its research and development group must develop software programming tools necessary for emerging hardware systems. The Company's performance has been, and is expected in the future to be, materially and adversely affected by platform transitions. In fiscal 2000, the video and computer games industry began experiencing another platform transition from 32-bit and 64-bit to 128-bit game consoles and related software. The Company believes that sales of 32-bit and 64-bit game consoles peaked in fiscal 1999, and deteriorated in fiscal 2000 and 2001. This transition resulted in increased competition, fewer hit titles capable of achieving significant sales levels and increased price weakness for non-hit titles. The software transition also resulted in an industry-wide software price weakness which impacted the Company's operating results during fiscal 2000, as the market commenced a shift to next-generation systems that were launched by Sega in fiscal 2000 and Sony in fiscal 2001. Sony introduced PlayStation 2 in Japan in the spring of 2000 and shipped a limited number of units in the U.S. and Europe in the fall of 2000. Sony has recently indicated that it has sold in excess of 20 million PlayStation 2 units worldwide to date.

Microsoft introduced its Xbox system entering the video game console market for the first time in the U.S. in November 2001; it has announced that it sold 1.5 million Xbox units in the U.S. by the end of calendar 2001. Nintendo introduced its next-generation system, the GameCube, in Japan in September 2001 and in the U.S. in November 2001. Nintendo has indicated that it sold 1.2 million GameCube units in the U.S. by the end of calendar 2001, and has announced that it sold approximately two and one half million units in these two territories by the end of calendar 2001. Nintendo intends to launch the GameCube in Europe in the spring of 2002. Nintendo also launched its new handheld system, Game Boy Advance, in Japan, the U.S. and Europe in the spring of 2001. In early 2001, Sega announced its plan to exit the hardware business, cease distribution and sales of its Dreamcast console and re-deploy its resources to develop software for multiple platforms. See "Factors Affecting Future Performance: Industry Trends, Platform Transitions and Technological Change May Adversely Affect the Company's Revenues and Profitability".

         The Company's current release schedule is developed around PlayStation 2, Xbox, Game Boy Advance and GameCube. The Company will continue to support certain legacy systems, such as PlayStation, on a limited basis. The Company did not release any N64 titles in fiscal 2001 or the first quarter of fiscal 2002 and does not plan to release any new N64 or Dreamcast titles during the balance of fiscal 2002. Although the installed base of next-generation systems in fiscal 2001 did not support software sales at the levels achieved in fiscal 1999 ($431 million), which was prior to the recently-completed platform transition, the Company anticipates that the eventual installed base of 128-bit systems will provide a market for its software large enough to substantiate software sales at levels greater than those achieved in fiscal 1999, and improved gross margins are expected (based on the predominance of CD-based product rather than cartridge-based product) when compared to fiscal 2000 and 2001. Although the next-generation consoles appear to have been well received in the marketplace, there can be no assurance that the next-generation game systems (e.g., Nintendo's GameCube, Microsoft's Xbox and Sony's PlayStation 2) will achieve commercial success similar to and/or consistent with the previous level of installed bases of the 32-bit PlayStation or 64-bit N64, nor can there be any assurances made as to the timing of their success. See "Liquidity and Capital Resources" below and "Factors Affecting Future Performance: Industry Trends, Console Transitions and Technological Change May Adversely Affect the Company's Revenues and Profitability."

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

         In fiscal 2000, revenues from the Company's 32-bit and 64-bit software were significantly below the Company's fiscal 1999 results, as the Company moved to implement its strategy to transition its business operating model to focus on CD-based product. Although the Company anticipated the softening of the market for the maturing game consoles, its inability to precisely gauge the depth of the impact of this industry transition on the Company's revenue resulted in a more significant revenue decrease than it expected. The Company assessed the impact that the industry transition had on the level of returns and price concessions that would need to be provided on shipments of new 32-bit and 64-bit products during the last half of fiscal 2000, and given its decision to exit the N64 market, the Company established higher allowances for N64 products shipped during fiscal 2000 and increased its allowances for N64 products that remained unsold in the retail channel. The decline in fiscal 2000 sales was partially offset by revenues from software for Sega's Dreamcast, but sales for this console were lower in fiscal 2001 than the prior year based predominantly on Sega's announced hardware product discontinuation.

         Revenues from sales of the Company's software in fiscal 2001 increased as compared to fiscal 2000 predominantly as a result of increases in sales of PlayStation, PlayStation 2 and Game Boy products, and a reduced provision for returns and price concessions due to the change in the overall product mix from cartridge- to CD-based product, which have a shorter order cycle and require less on-hand inventory. As a result of the industry platform transition, revenues from the Company's 64-bit software and certain 128-bit software in fiscal 2001 were negatively impacted by (1) the continuous decline of the market for N64 software and the Company's prior emphasis on developing products for the N64 platform, (2) the decline of the market for Dreamcast software and Sega's exit from the hardware market, and (3) the limited number of PlayStation 2 consoles. As of August 31, 2001, there were approximately four million PlayStation 2 consoles in the United States. See "Results of Operations" discussion below.

         Revenues from sales of the Company's software increased in the three months ended December 2, 2001 as compared to the same period last year predominantly from the introduction of Xbox and GameCube game consoles in the first quarter of fiscal 2002, the greater installed base of PlayStation 2 game consoles (in excess of twenty million at December 2, 2001 versus approximately five million at December 2, 2000) and the release of better selling titles across all three next-generation game consoles. In addition, net revenues were favorably impacted as a result of a reduction in the provision for returns and price concessions due to better retail sell-through of new releases and the change in the overall product mix from cartridge- to CD-based product. See "Net Revenues".

         The Company moved its quarterly closing dates from the Saturday closest to the last calendar day of the quarter to the Sunday closest to the last calendar day of the quarter effective for the first quarter of fiscal 2002. The Company's fiscal year-end date (August 31) remains unchanged. This change resulted in approximately $2.6 million of additional gross revenue in the first quarter of fiscal 2002, but will have no effect on the Company's gross revenue or net earnings for the year ending August 31, 2002.

         The Company recorded net earnings of $17.4 million, or $0.21 per diluted share, for the three months ended December 2, 2001 compared to net earnings of $10.8 million, or $0.18 per diluted share for the three months ended December 2, 2000 (based on diluted shares outstanding of 88,109,000 at December 2, 2001 and 65,772,000 at December 2, 2000). Earnings from operations increased by 45% in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001 due primarily to an increase of $3.8 million in gross profit, and a reduction of $2.5 million in operating expenses. See "Gross Profit" and "Operating Expenses". Gross profit as a percentage of net revenues decreased to 64% for the three months ended December 2, 2001 from 67% for the three months ended December 2, 2000. Revenues generated by CD-based products and cartridge-based software in the first quarter of fiscal 2002 represented 90% and 8% of the total gross revenue, respectively, compared to 76% and 16% in the first quarter of the previous year.

         The Company implemented a three-tier product development strategy in fiscal 2000 to ensure that its software would be competitive for all of the next-generation hardware systems: first, it directed its studios to develop the software tools and engines for all the next-generation hardware systems, second, it ensured that the development of its key titles for next-generation systems were performed by its internal studios (i.e., Turok, All Star Baseball, and NFL Quarterback Club, among others) and third, it contracted with independent studios for the development of software for PlayStation and Game
Boy Color. Internal development of games permits the Company to better control variable expenses, spread the costs of its software development tools and engines across several different games, shorten the development time and costs of creating sequels (i.e. All Star Baseball, and NFL Quarterback Club), protect the proprietary game engine technology for next-generation systems, and helps ensure the timeliness and quality of its titles. Products developed by the Company's internal studios generated 42% of the Company's gross revenues during the first quarter of fiscal 2002. Because a significant amount of the research and development work for developing the next-generation game engines was completed in fiscal 2000 and 2001, the Company believes that it is well positioned to compete in the future. The Company generally expects research and development costs to increase ratably with net revenue in the future as it expands its product lines through the addition of more teams in its internal studios and the acquisition of more titles from a select group of key independent developers. See "Factors Affecting Future Performance: Profitability is Affected By Research and Development Expense Fluctuations due to Console Transitions and Development for Multiple Consoles."

         As the Company emerges from the recent game console transition and competes in the software market for next-generation systems, it is necessary that the Company continue to meet its product release schedule, sales projections and manage its operational expenditures at planned levels in order to generate sufficient liquidity to fund its operations and to repay the remaining Note holders at maturity. See "Liquidity and Capital Resources" and
Note 3 (Debt) in the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q. The Company's results of operations in the future will be dependent in large part on (1) the timing and rate of growth of the software market for 128-bit and other emerging game systems, and (2) the Company's ability to identify, develop and timely publish, in accordance with its product release schedule, software that performs well in the marketplace.

RESULTS OF OPERATIONS

         The following table shows certain consolidated statements of operations data as a percentage of net revenues for the periods indicated:


                                                             THREE MONTHS ENDED
                                                                 DECEMBER 2,
                                                             ------------------
                                                               2001       2000
                                                             --------   --------

 Domestic revenues .......................................      69.6%     77.7%
 Foreign revenues  .......................................      30.4%     22.3%
                                                              ------    ------
 Net revenues ............................................     100.0%    100.0%
 Cost of revenues ........................................      36.1%     33.4%
                                                              ------    ------
 Gross profit ............................................      63.9%     66.6%
 Operating expenses                                           ------    ------
   Marketing and selling .................................      14.5%     16.6%
   General and administrative ............................      13.0%     14.7%
   Research and developement .............................      11.5%     15.9%
                                                              ------    ------
 Total operating expenses ................................      39.0%     47.2%
                                                              ------    ------
 Earnings from operations ................................      24.9%     19.4%

 Other income (expense)

   Interest income .......................................       0.3%      0.4%
   Interest expense ......................................      (3.4%)    (4.3%)
   Other expense .........................................      (0.6%)    (0.1%)
                                                             -------    ------
Total other expense ......................................      (3.7%)    (4.0%)
                                                             -------    ------
Earnings before income taxes .............................      21.2%     15.4%

Income  tax provision (benefit) ..........................      (0.2%)     0.3%
                                                             -------    ------
Net earnings .............................................      21.4%     15.1%
                                                             =======    ======

NET REVENUES

           The Company's gross revenues were derived from the following product categories:


                                                             THREE MONTHS ENDED
                                                                DECEMBER 2,
                                                             ------------------
                                                               2001       2000
                                                             -------    -------
Cartridge-based software:
   Nintendo Game Boy software .............................       8%        14%
   Nintendo 64 software ...................................      --          2%
                                                             ------     ------
Subtotal for Cartridge-based software .....................       8%        16%
                                                             ------     ------
CD-based software:.

   Microsoft Xbox: 128-bit software .......................      6%         --
   Nintendo Gamecube: 128-bit software ....................     23%         --
   Sony Playstation 1: 32-bit software ....................      6%         59%
   Sony Playstation 2: 128-bit software ...................     55%          2%
   Sega Dreamcast: 128-bit software .......................     --          15%
                                                             -----      -------
Subtotal for CD-based software ............................     90%         76%
                                                             -----      ------
PC Software ...............................................      2%          8%
                                                             -----      ------
Total .....................................................    100%        100%
                                                             =====      ======

    Note: The numbers in the above schedule do not give effect to sales credits and allowances as the Company does not track sales credits and allowances by product category. Accordingly, the numbers presented may vary materially from those that would be disclosed were the Company able to present such information net of sales credits and allowances as a percentage of net revenues.

         The Company derives net revenues from shipment of finished products to its customers. Net revenues from product sales are recorded after deducting the estimated cost of allowances for returns and price concessions. For the three months ended December 2, 2001, net revenues of $81.0 million reflect an increase in net revenues of approximately $9.0 million, or 13%, as compared to $72.0 million for the same period last year. Net revenues increased primarily as result of a $7.7 million increase in gross revenues generated predominantly from the introduction of new titles for the Xbox and GameCube game consoles in the first quarter of fiscal 2002 (which together accounted for $25 million of gross revenues in the first quarter of fiscal 2002), the greater installed base of PlayStation 2 game consoles (in excess of twenty million units, at December 2, 2001 versus approximately five million at December 2, 2000), and the Company's release of better selling titles across all three next-generation game consoles. In addition, net revenues in the first quarter of fiscal 2002 were favorably impacted as a result of a reduction in the provision for returns and price concessions from historical levels due to better retail sell-through of new releases, a reversal of $4.5 million of previously-established allowances based on improved retail channel sell through and the change in the overall product mix from cartridge- to CD-based products. CD-based product has a shorter order cycle and requires less on-hand inventory, which the Company believes will permit more precise estimates of and lower allowances for returns and price concessions. The Company released one title on Xbox and four titles on GameCube during the first quarter of fiscal 2002. The four GameCube titles ranked in the top fifteen of GameCube title sales.

         In the quarter ended December 2, 2001, the Dave Mirra Freestyle BMX franchise (multiple platforms), Burnout (PlayStation 2 platform), Crazy Taxi (multiple platforms), and All-Star Baseball 2002 (multiple platforms) accounted for approximately 28%, 19%, 12%, and 8%, respectively, of the Company's gross revenues. In the quarter ended December 2, 2000, the Dave Mirra Freestyle BMX franchise (for multiple platforms) and Mary Kate & Ashley (for multiple platforms), accounted for approximately 40% and 18% respectively, of the Company's gross revenues.

         The Company moved its quarterly closing dates from the Saturday closest to the last calendar day of the quarter to the Sunday closest to the last calendar day of the quarter effective for the first quarter of fiscal 2002. The Company's fiscal year-end date (August 31) remains unchanged. This change resulted in approximately $2.6 million of additional gross revenue in the first quarter of fiscal 2002, but will have no effect on the Company's gross revenue or net earnings for the year ending August 31, 2002.

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

GROSS PROFIT

         Gross profit is significantly affected by the sales mix between CD-based and cartridge-based software. Gross profit is also from time to time significantly affected by the level of price concessions provided to retailers and distributors as well as from fees paid to third party distributors for software sold overseas. The Company grants price concessions to its key customers who are major retailers that control the market access to the consumer, when those concessions are necessary to maintain the Company's relationships with the retailers and access to its retail channel customers. If the consumers' demand for a specific title falls below expectations or significantly declines below previous rates of sale, then, a price concession or credit may be negotiated to spur further sales. Gross profit percentages earned on foreign software sales to third-party distributors are generally one-third lower than those on sales the Company makes directly to foreign retailers.

         Gross profit of $51.8 million (64% of net revenues) for the quarter ended December 2, 2001 increased $3.8 million, or 8%, from $48.0 million (67% of net revenues) for the quarter ended December 2, 2000. The increased gross profit for the quarter ended December 2, 2001 over the same period in the prior year is due to significant PlayStation 2, GameCube and Xbox software sales volume. The Company's gross profit as a percentage of net revenues decreased approximately 3% for the quarter ended December 2, 2001 as compared to the same period in the prior year primarily as a result of the amortization of $2.6 million (3% of net revenues) of capitalized software development costs, included in cost of revenues. In addition, gross profit in the first quarter of fiscal 2002 was favorably impacted as a result of a reduction in the provision for returns and price concessions from historical levels due to better retail sell through of new releases, the change in the overall product mix from cartridge- to CD-based product and a reversal of $4.5 million of previously-established allowances based on improved retail channel sell through.

         The Company's gross profit in fiscal 2002 will be dependent in large part on the timing and rate of growth of the software market for 128-bit and other emerging game consoles, primarily PlayStation 2, Nintendo's GameCube and Microsoft's Xbox, and the Company's ability to identify, develop and timely publish, in accordance with its product release schedule, software that sells through at projected levels at retail. See "Factors Affecting Future
Performance: Liquidity and Meeting Cash Requirements are Dependent on Achieving Timely Product Releases and Sales Objectives."

OPERATING EXPENSES

         Operating expenses for the quarter ended December 2, 2001 of $31.6 million (39% of net revenues) were $2.5 million, or 7%, lower than the $34.0 million (47% of revenues) of operating expenses for the quarter ended December 2, 2000.

         Marketing and selling expenses of $11.7 million (14% of net revenues) for the quarter ended December 2, 2001 decreased by $0.2 million, or 2%, from $12.0 million (17% of net revenues) for the quarter ended December 2, 2000. The decrease in marketing and selling expenses was primarily attributable to a $4.4 million reduction of accrued expenses for obligations that ceased under certain expired intellectual property agreements, partially offset by a $2.0 million increase of the Company's TV and print advertising campaign to coincide with the introduction of thirteen new software titles. During the first quarter of fiscal 2001, the Company limited funding for TV and media advertising because the estimated installed base in North America of the PlayStation 2 system was not deemed sufficient to allow marketing expenditures to be cost effective. As a percentage of net revenues, marketing and selling expenses decreased to 14% for the first quarter of fiscal 2002 from 17% for the first quarter of fiscal 2001. This decrease was primarily attributable to the reduction in accrued expenses. Marketing and selling expenses are expected to range between 14% and 19% of projected net revenues for the balance of fiscal 2002.

         General and administrative expenses of $10.5 million (13% of net revenues) was largely unchanged for the quarter ended December 2, 2001 as compared to $10.6 million (15% of net revenues) for the quarter ended December 2, 2000. As a percentage of net revenues, general and administrative expenses decreased to 13% for the quarter ended December 2, 2001 from 15% for the quarter ended December 2, 2000. The improvement resulted primarily from the increase in net revenues for the first quarter of fiscal 2002 as compared to the same period in prior year.

         Research and development expenses of $9.3 million (12% of net revenues) decreased by $2.2 million, or 19%, for the quarter ended December 2, 2001 from $11.5 million (16% of net revenues) for the quarter ended December 2, 2000. The decrease in research and development expenses is due to the greater number of software titles in development meeting technological feasibility criteria which resulted in a $3.6 million increase in the amount of software development costs capitalized, partially offset by an increase in costs associated with the greater number of software development personnel necessary to produce the increased number of software titles in development. As a percentage of net revenues, research and development expenses decreased to 12% for the quarter ended December 2, 2001 from 16% for the quarter ended December 2, 2000. The reduction resulted primarily from the increase in capitalized software development costs. Because expenditures for developing the software tools and the game engines for next-generation consoles are complete, the Company now possesses proprietary game engines and technology for 128-bit next-generation consoles which will allow for more cost-effective and quicker development of game sequels. The Company generally expects research and development expenditures to increase proportionately with anticipated net revenue increases in the future, as it expands its product lines through the addition of more teams in its internal studios and the acquisition of more titles from a select group of key independent developers. Research and development expenses are expected to range between 12% and 23% of projected net revenues for the balance of fiscal 2002.

         Software development costs are capitalized once technological feasibility of the product is established. Prior to establishing technological feasibility, software development costs are expensed to research and development. Subsequent to establishing technological feasibility but before general release of the software, development costs are capitalized. For sequel products, once a proven game engine technology exists and the Company has detailed program designs and other criteria supporting the technological feasibility of the title in development have been met, the Company capitalizes the remaining software development costs and begins to expense them upon release of the product or when they are deemed unrecoverable. Once the software is released to the public, ongoing development costs are expensed and capitalized development costs are amortized to cost of revenues. The Company capitalized approximately $4.1 million of software development costs and amortized $2.6 million of previously capitalized costs in the quarter ended December 2, 2001 while it capitalized $0.5 million of software development costs for the quarter ended December 2, 2000.

OTHER INCOME AND EXPENSE

         Interest income decreased by $45,000, or 25%, to $259,000 (0.3% of net revenues) for the quarter ended December 2, 2001 from $304,000 (0.4% of net revenues) for the quarter ended December 2, 2000. The reduction in interest income for the first quarter of fiscal 2002 from the first quarter of fiscal 2001 is due to lower average returns on short-term investments due to a general decrease in interest rates.

         Interest expense decreased by $0.3 million, or 11%, to $2.8 million (4% of net revenues) for the quarter ended December 2, 2001 from $3.1 million (3% of net revenues) for the quarter ended December 2, 2000 as a result of a reduction in the interest rates incurred on certain indebtedness. In addition, during the third and fourth quarters of fiscal 2001 the Company retired $20.5 million principal amount of 10% convertible subordinated notes (the "Notes") and replaced such Notes with short-term bank loans that bear interest at lower rates.

         Other expense increased by $0.4 million to $0.5 million (0.6% of net revenues) for the quarter ended December 2, 2001 from $0.1 million (0.1% of net revenues) for the quarter ended December 2, 2000. The increase resulted from $1.0 million the Company paid to investors as a result of the delayed effectiveness of the registration statement covering the resale of the shares of common stock issued in connection with the Company's July 2001 private placement (the "Private

Placement"), partially offset by a greater level of foreign currency exchange gains for the quarter ended December 2, 2001 as compared to the same period in the prior year.

INCOME TAXES

         As of August 31, 2001, the Company had a U.S. tax net operating loss carryforward of approximately $201.0 million expiring in fiscal years 2011 through 2021. For the fiscal quarter ended December 2, 2001 and 2000, the (benefit) provision for income taxes of ($0.1) million, and $0.3 million, respectively, related primarily to federal alternative minimum, state and foreign taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 2, 2001, the Company had a working capital deficiency of approximately ($24.3) million as compared to ($43.1) million at August 31, 2001. The improvement of $18.8 million in the Company's working capital deficiency during the quarter ended December 2, 2001 is mainly attributable to a $33.9 million increase in accounts receivable, net, which resulted from the seasonally higher level of net revenues the Company experienced in the quarter ended December 2, 2001 as compared to the quarter ended August 31, 2001. The increase in accounts receivable, net, was partially offset by increases in operating liabilities associated with the higher level of net revenues. See "Factors Affecting Future Performance: Liquidity and Cash Requirements are Dependent on Achieving Timely Product Releases and Sales Objectives; If Cash Flows from Operations Are Not Sufficient to Meet the Company's Needs, It May be Forced to Sell Assets, Refinance Debt, or Further Downsize Operations".

         The Company's working capital and stockholders' deficits at August 31, 2001, and the recurring use of cash in operating activities raise substantial doubt about the Company's ability to continue as a going concern. Short-term liquidity in fiscal 2001 was addressed by the Company receiving additional interim borrowings under a revolving credit and security agreement (the "Credit Agreement") with the Company's primary lender (the "Bank") and with short-term financing from affiliates of the Company, which was borrowed and repaid in each of the second and third quarters of fiscal 2001. In addition, during the three months ended December 2, 2001, the Company received advances from the Bank under its Credit Agreement and under certain International Factoring Agreements (defined below) of $10.0 million. To enhance long-term liquidity in fiscal 2001, the Company implemented targeted expense reductions, including a significant reduction in the number of its personnel, and raised $31.5 million (net of expenses) from sales of common stock in the Private Placement, $4.8 million from other sales of common stock and $9.5 million from a loan participation transaction (the "Participation") between the Bank and certain other lenders.

         In January 2002, the Bank agreed to loan the Company up to $5.0 million (the "Second Overformula Loan") which is required to be repaid by February 28, 2002 (see below).

         In July 2001, the Bank in its discretion agreed to loan the Company
$10 million, above the standard borrowing formula under the Credit Agreement (the "Overformula Loan"), which was due and repaid in full by the Company on January 7, 2002. As additional security for the Overformula Loan, the Bank was granted a second mortgage on the Company's headquarters located in Glen Cove, New York, and two of the Company's executive officers personally pledged to the Bank an aggregate of 1,568,000 shares of the Company's common stock, with an approximate aggregate market value of $8.6 million at December 2, 2001. In the event the market value of such pledged stock (based on a ten trading day average reviewed by the Bank monthly) decreased below $5 million, and such executive officers did not deliver shares of stock of the Company to cover such shortfall, the Bank was entitled to reduce the Overformula Loan by an amount equal to the shortfall (the "Pledge Terms"). The shares pledged as collateral as of December 2, 2001 include an aggregate of 317,000 shares of common stock that the Company's two executive officers pledged as additional collateral in October 2001 to cover a shortfall in the aggregate market value of the shares they had already pledged. Such shares were timely delivered to the Bank and no reduction to the Overformula Loan was necessary.

The Company estimates that the fair value of providing the collateral by its two executive officers for the Overformula Loan amounted to approximately $0.2 million. In connection with the Overformula Loan, the Company issued to the Bank a five-year-warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $4.70 per share, which was equal to the market price per share on the date of issuance. The fair value of the warrants was $0.4 million. The Bank continues to hold this collateral in connection with the Second Overformula Loan on the same Pledge Terms as the Overformula Loan. The Bank will release the 1,568,000 shares of the Company's common stock personally pledged by two of the Company's executive officers following a 30-day period in which the Company is not in an overformula position that exceeds $1.0 million.

         In July 2001, the Company successfully completed the Private Placement of 9,335,334 shares of its common stock to certain investors for gross proceeds of $33.6 million. The capital raised from the Private Placement was utilized for ongoing product development for the next-generation systems, the acquisitions of additional strategic properties, integrated marketing and advertising campaigns and the continued reduction of outstanding liabilities. The common stock issued to the investors is covered by a registration statement on file with the Securities and Exchange Commission (the "SEC"), which was declared effective on December 12, 2001. As a result of the delayed effectiveness of the registration statement covering the resale of the shares of common stock issued in connection with the Private Placement, the Company paid to the investors an aggregate of $1.0 million during the three months ended December 2, 2001 which is included in other expense in the Company's statement of operations for the three months ended December 2, 2001.

         In March 2001, the Bank entered into participation agreements with certain junior participants (the "Junior Participants") under and pursuant to the terms of the Credit Agreement between the Company and the Bank. Following the Participation, the Bank advanced $9.5 million to the Company pursuant to the Credit Agreement for working capital purposes. The Credit Agreement requires that the Company repay the $9.5 million to the Bank upon termination of the Credit Agreement for any reason, and the junior participation agreements require the Bank to repurchase the Participation from the Junior Participants on March 12, 2005 or the date the Credit Agreement is terminated and the Company repays all amounts outstanding thereunder, whichever is earlier. Were the Company not able to repay the Participation, the Junior Participants would have subordinate rights assigned to it under the Credit Agreement with respect to the unpaid Participation.

         The remaining principal amount outstanding of the Notes due March 2002 was $29.2 million at December 2, 2001. Subsequent to December 2, 2001, the principal amount outstanding was reduced by $3.0 million to $26.2 million as a result of Note holders converting their Notes to common stock. The Company issued an aggregate of 579,150 shares in connection with the conversions. If the Company's cash from operations and projected cash flow for the first half of fiscal 2002 are insufficient to make interest and principal payments when due, the Company may have to restructure its indebtedness. The Company cannot guarantee that it will be able to restructure or refinance its debt on satisfactory terms, or obtain permission to do so under the terms of its existing indebtedness. The Company cannot assure investors that its future operating cash flows will be sufficient to meet its debt service requirements or to repay its indebtedness at maturity. The Company's failure to meet these obligations could result in defaults being declared by the Bank, and the Bank seeking its remedies, including immediate repayment of the debt and/or foreclosure on collateral, which could cause the Company to become insolvent or cease operations. See "Note 7 - Subsequent Events" in the notes to the Company's consolidated financial statements for the three months ended December 2, 2001.

         In order to meet its debt service obligations, from time to time the Company also depends on dividends, advances and transfers of funds from its subsidiaries. State and foreign law regulate the payment of dividends by these subsidiaries, which is also subject to the terms of the Credit Agreement and the related indenture (the "Indenture"). A significant portion of the Company's assets, operations, trade payables and indebtedness is located among these foreign subsidiaries. The creditors of the subsidiaries would generally recover from these assets on the obligations owed to them by the subsidiaries before any recovery by the Company's creditors and before any assets are distributed to stockholders.

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

         Based on ongoing interim support provided by the Bank from time to time in the form of periodic supplemental loans (including the Second Overformula Loan), the ongoing support of its vendors, and anticipated positive cash flow from operations at levels assuming the Company meets its sales forecast by successfully achieving its planned product release schedule and continues to realize savings from its previously-implemented expense reductions, the Company expects to meet its currently projected cash and operating requirements for the next twelve months, including the repayment of the remaining Notes ($26.2 million principal amount, plus interest) at maturity. If the Company does not achieve the cash flow anticipated from its product release schedule and sales assumptions, or does not continue to receive the support of the Bank and vendors, there can be no assurance that it will be able to meet its cash requirements or be able to arrange additional financing on satisfactory terms, if at all. Additionally, the Company cannot assure its investors that its future operating cash flows will be sufficient to meet its operating requirements, its debt service requirements or to repay its indebtedness at maturity, including, without limitation, repayment of the Notes. If this were to occur, and the Bank determined not to provide further interim support and/or to seek available remedies, the Company's operations and liquidity would be materially adversely affected and it could be forced to cease operations. See "Note 7 - Subsequent Events" in the notes to the Company's consolidated financial statements for the three months ended December 2, 2001.

         Although the actions the Company has taken have contributed to returning its annual operations to profitability in fiscal 2001 and the first quarter of fiscal 2002, it cannot assure its stockholders and investors that it will maintain profitability or achieve the sales necessary to avoid further expense reductions in fiscal 2002. See "Industry Trends, Console Transitions and Technological Change May Adversely Affect The Company's Revenues and Profitability" below.

         The Company used and derived net cash in operating activities of approximately ($11.7) million and $5.2 million during the quarters ended December 2, 2001 and 2000, respectively. The $16.9 million change from a net receipt of cash from operations to a net use of cash in operations for the quarter ended December 2, 2001 as compared to the same period in the prior year is primarily attributable to a $12.6 million increase in the growth of accounts receivable, a $7.1 million increase in the growth of prepaid expenses, a $5.3 million increase in the growth of inventories, partially offset by a $6.6 million increase in net earnings and a $2.6 million increase in amortization of capitalized software development costs for the quarter ended December 2, 2001 as compared to the same period in the prior year. Accounts receivable, net, increased by a greater amount in the quarter ended December 2, 2001 as compared to the same period in the prior year as a result of the increase in net revenues as well as an increase in the average time it took to collect accounts receivable. Prepaid expenses increased in the quarter ended December 2, 2001 rather than decreasing as it had in the quarter ended December 2, 2000 due to a change in the timing of prepaid royalty and prepaid insurance payments. Inventories increased by a greater amount in the quarter ended December 2, 2001 as compared the same period in the prior year as a result of an increase in the volume of shipments to distributors for which $10.3 million of revenue recognition was deferred.

         The Company used net cash in investing activities of approximately ($5.0) million and ($0.6) million during the quarters ended December 2, 2001, and 2000, respectively. Net cash used in investing activities in the quarters ended December 2, 2001 was primarily for capitalized software development costs in the amount of $4.1 million and $0.5 million, respectively.

         The Company derived net cash from and used net cash in financing activities of approximately $11.5 million and ($6.2) million during the quarters ended December 2, 2001 and 2000, respectively. The net cash provided by financing activities in the quarter ended December 2, 2001 is primarily attributable to $10.0 million of advances under the Credit Agreement and under certain international factoring agreements and $1.8 million of proceeds received from exercise of stock options and warrants. The net cash used in financing activities in the quarter ended December 2, 2000 primarily resulted from net payments of $6.5 million toward the outstanding balance of short-term Bank loans.

         The Company generally purchases its inventory of Nintendo software by opening letters of credit when placing the purchase order. At December 2, 2001, the amount outstanding under letters of credit was approximately $3.6 million. Additionally, there were open letters of credit amounting to $1.9 million. Other than such letters of credit and ordinary course of business minimum royalty and payable obligations, as of December 2, 2001, the Company did not have any material operating or capital expenditure commitments.

         The Company's relationship with the Bank was established in 1989 pursuant to the Credit Agreement. The Credit Agreement expires on August 31, 2003 but automatically renews for additional one-year periods, unless terminated upon 90 days' prior notice by either party. Advances under the Credit Agreement bear interest at 1.50% above the Bank's prime rate. Certain borrowings in excess of an availability formula bear interest at 2.00% above the Bank's prime rate. Under the Credit Agreement, combined advances may not exceed a maximum loan amount of $70 million or the formula amount, whichever is less. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined based on a formula that takes into account, among other things, the Company's inventory, equipment and eligible receivables due from the Bank, as factor. All obligations under the Credit Agreement are secured by substantially all of the Company's assets. Pursuant to the terms of the Credit Agreement, the Company is required to maintain specified levels of working capital and tangible net worth, among other financial covenants. As of December 2, 2001, the Company received waivers from the Bank with respect to those financial covenants contained in the Credit Agreement for which it was not in compliance. The Company is presently negotiating with the Bank amendments to the Credit Agreement, including, the financial covenants contained in the Credit Agreement. The Company cannot make any assurances, however, that the Credit Agreement will be amended, and if amended, that the Company will be able to comply with the amended financial covenants. If waivers from the Bank are necessary in the future, the Company cannot assure that it will be able to obtain waivers of any future covenant violations as it has in the past. If the Company is liquidated or reorganized, after payment to the creditors, there are likely to be insufficient assets remaining for any distribution to its stockholders.

         The Company and the Bank also are parties to a certain factoring agreement (the "Factoring Agreement"), which expires on January 31, 2003 but automatically renews for additional one-year periods, unless terminated upon 90 days' prior notice by either party. Pursuant to the Factoring Agreement, the Company assigns to the Bank and the Bank purchases the Company's U.S. account receivables. Under the Factoring Agreement, the Bank remits payments to the Company with respect to assigned U.S. accounts receivable that are within approved credit limits and that are not in dispute. The purchase price of the assigned accounts receivable is the invoice amount which is adjusted for any returns, discounts and other customer credits or allowances. The Bank, in its discretion, may provide advances to the Company under the Credit Agreement taking into account, among other things, eligible receivables due from the Bank, as factor under the Factoring Agreement; at December 2, 2001 the Bank was making advances to the Company based on 50% of eligible receivables due from the Bank. As of December 2, 2001, the factoring charge amounted to 0.25% of the assigned accounts receivable with invoice payment terms of up to sixty days and an additional 0.125% for each additional thirty days or portion thereof.

         In addition, Acclaim Entertainment, Ltd., the Company's U.K. subsidiary ("Acclaim U.K.") and GMAC Commercial Credit Limited (the "International Bank") are parties to a seven-year term secured credit facility entered into in March 2000, related to the Company's purchase of a building in the United Kingdom (the "International Facility"). Borrowings, which may not exceed (pound)3,805,000 under the International Facility, bear interest at LIBOR plus 2.00%. The maximum amount of the International Facility has been advanced to the Company. As of December 2, 2001, the balance due to the International Bank was (pound)3,492,000 (approximately $4,977,000). All obligations under the International Facility are secured by substantially all of the subsidiary's assets including a building currently held for sale by the Company in the U.K. The Company and certain foreign subsidiaries have guaranteed the obligations of Acclaim U.K. under the International Facility and related agreements.

         The International Bank, Acclaim U.K. and certain other foreign subsidiaries of the Company are also parties to separate factoring agreements (the "International Factoring Agreements"). Under the International Factoring Agreements, the foreign subsidiaries of the Company assign the majority of their accounts receivable to the International Bank, on a full recourse basis. Under the International Factoring Agreements, upon receipt by the International Bank of confirmation that the subsidiary has delivered product to its customers and remitted the appropriate documentation to the International Bank, the International Bank remits payments to the applicable subsidiary, less discount and administrative charges.

         The Company also has a mortgage on its corporate headquarters. At December 2, 2001, the outstanding principal balance on the mortgage was $0.3 million.

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

FACTORS AFFECTING FUTURE PERFORMANCE

         The Company's future operating results depend upon many factors and are subject to various risks and uncertainties. The known material risks and uncertainties which may cause its operating results to vary from anticipated results or which may negatively affect its operating results and profitability are as follows:

Liquidity and Meeting Cash Requirements are Dependent on Achieving Timely Product Releases and Sales Objectives; If Cash Flows from Operations Are Not Sufficient to Meet The Company's Needs, It May be Forced to Sell Assets, Refinance Debt, or Further Downsize Operations

         If the Company does not substantially achieve the overall projected revenue levels for fiscal 2002 as reflected in its business operating plans and does not receive the ongoing support of the Bank and its vendors, the Company will have insufficient liquidity in fiscal 2002, and either will require additional financing to fund operations or will need to make further significant expense reductions including, without limitation, the sale of assets or the consolidation of operations, staff reductions, and/or the delay, cancellation or reduction of certain product development and marketing programs. Some of these measures will require third-party consents or approvals, including that of the Bank, and there can be no such assurance that such consents or approvals can be obtained.

         Based on the ongoing interim support provided by the Company's primary lender from time to time in the form of periodic supplemental loans (including the Second Overformula Loan), the ongoing support of its vendors, and anticipated positive cash flow from operations at levels assuming the Company meets its sales forecast by successfully achieving its planned product release schedule and continues to realize savings from its previously-implemented expense reductions, the Company expects to meet its currently projected cash and operating requirements for the next twelve months, including the repayment of the Company's remaining Notes ($26.2 million principal amount, plus interest) at maturity. If the Company does not achieve the cash flow anticipated from its product release schedule and sales assumptions or does not continue to receive the support of the Bank and its vendors, there can be no assurance that the Company will be able to meet its cash requirements or be able to arrange additional financing on satisfactory terms, if at all. Additionally, the Company cannot assure its investors that its future operating cash flows will be sufficient to meet its operating requirements, its debt service requirements or to repay its indebtedness at maturity including, without limitation, repayment of the Company's remaining Notes. If this were to occur, and the Bank determined not to provide further interim support and/or to seek available remedies, its operations and liquidity would be materially adversely affected and the Company could be forced to cease operations. See "Note 7 - Subsequent Events" in the notes to the Company's consolidated financial statements for the three months ended December 2, 2001.

         Although the actions the Company has taken have contributed in returning its annual operations to profitability in fiscal 2001 and the first quarter of fiscal 2002, the Company cannot assure its stockholders and investors that it will achieve profitability or the sales necessary to avoid further expense reductions in fiscal 2002. See "Industry Trends, Console Transitions and Technological Change May Adversely Affect the Company's Revenues and Profitability", and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Going Concern Consideration

         At August 31, 2001, the Company's independent auditors' report, as prepared by KPMG LLP and dated October 23, 2001, which appears in the Company's 2001 Form 10-K, includes an explanatory paragraph relating to substantial doubt as to the Company's ability to continue as a going concern, due to its working capital and stockholders' deficits at August 31, 2001 and the recurring use of cash in operating activities.

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

         In order to meet the Company's debt service obligations, from time to time it also depends on dividends, advances and transfers of funds from its subsidiaries. State and foreign law regulate the payment of dividends by these subsidiaries, which is also subject to the terms of the Credit Agreement with the Bank and the Indenture governing its remaining Notes. A significant portion of the Company's assets, operations, trade payables and indebtedness is located among these foreign subsidiaries. The creditors of the subsidiaries would generally recover from these assets on the obligations owed to them by the subsidiaries before any recovery by the Company's creditors and before any assets are distributed to stockholders.

A Violation of the Company's Financing Arrangements Could Result in the Bank Declaring Default and Seeking Remedies

         If the Company violates the financial or other covenants contained in the Credit Agreement or in the Indenture, the Company will be in default under the Credit Agreement and/or the Indenture. If a default occurs under the Credit Agreement and is not timely cured or waived by the Bank, the Bank could seek remedies against the Company, including: (1) penalty rates of interest; (2) immediate repayment of the debt; and/or (3) the foreclosure on any assets securing the debt. Pursuant to the terms of the Credit Agreement, the Company is required to maintain specified levels of working capital and tangible net worth, among other covenants. As of December 2, 2001, the Company received waivers from the Bank with respect to those financial covenants contained in the agreement for which it was not in compliance.

         The Company is presently negotiating with the Bank amendments to the Credit Agreement, including the financial covenants contained in the agreement. The Company, however, cannot make any assurances that the Credit Agreement will be amended, and if amended, that it will be able to comply with the amended financial covenants. If waivers from the Bank are necessary in the future, it cannot assure its stockholders that it will be able to obtain waivers of any future covenant violations as it has in the past. If the Company is liquidated or reorganized, after payment to the creditors, there are likely to be insufficient assets remaining for any distribution to its stockholders.

Revenues and Liquidity are Dependent on Timely Introduction of New Titles

         The timely shipment of a new title depends on various factors, including the development process, debugging, approval by hardware licensors, and approval by third-party licensors. It is likely that some of the Company's titles will not be released in accordance with its operating plans. Because net revenues associated with the initial shipments of a new product generally constitute a high percentage of the total net revenues associated with the life of a product, a significant delay in the introduction of one or more new titles would negatively affect sales and have a negative impact on the Company's financial condition, liquidity and results of operations, as was the case in fiscal 2000, 2001 and the first quarter of fiscal 2002. The Company cannot assure stockholders that its new titles will be released in a timely fashion in accordance with its business plan.

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

Industry Trends, Console Transitions and Technological Change May Adversely Affect the Company's Revenues and Profitability

         The life cycle of existing game systems and the market acceptance and popularity of new game systems significantly affects the success of the Company's products. The Company cannot guarantee that it will be able to predict accurately the life cycle or popularity of each system. If the Company
(1) does not develop software for games consoles that achieve significant market acceptance; (2) discontinues development of software for a system that has a longer-than-expected life cycle; (3) develops software for a system that does not achieve significant popularity; or (4) continues development of software for a system that has a shorter-than-expected life cycle, it will experience losses from operations.

         In addition, the cyclical nature of the video and computer games industry requires the Company to continually adapt software development efforts to emerging hardware systems. The industry recently completed a hardware transition from 32-bit and 64-bit to 128-bit game consoles such as Sony's PlayStation 2, Nintendo's GameCube and Microsoft's Xbox. No assurance can be given that these new game consoles will achieve commercial success similar to and/or consistent with the previous level of installed bases of the 32-bit PlayStation or 64-bit N64, nor can any assurances be made as to the timing of their success. In early 2001, Sega announced its plans to exit the hardware business, cease distribution and sales of its Dreamcast console and re-deploy its resources to develop software for multiple consoles. In addition, the Company cannot guarantee that it will be successful in developing and publishing software for these new systems. Further, the Company has no control over the release dates of new game systems or the number of units that will be shipped upon such release. It is difficult to ensure that the Company's schedule for releasing new titles will coincide with the release of the corresponding game systems. Additionally, if fewer than expected units of a new game system are produced or shipped, such as occurred with Sony's PlayStation 2 in the fall of 2000, the Company may experience lower-than-expected sales.

The Company's Future Success is Dependent on its Ability to Release "Hit" Titles

         The market for software is "hit" driven. Therefore, the Company's future success depends on developing, publishing and distributing "hit" titles for popular systems. If the Company does not publish "hit" titles in the future, its financial condition, results of operations and profitability could be negatively affected, as has occurred in the past. It is difficult to predict consumer preferences for titles, and few titles achieve sustained market acceptance. The Company cannot assure stockholders that it will be able to publish "hit" titles in the future.

If Product Returns, Price Concessions and Adjustments Exceed Allowances, the Company May Incur Losses

         In the past, during platform transitions, the Company has had to increase its price concessions granted to its retailer customers. Coupled with more competitive pricing, if the Company's allowances for returns and price concessions are exceeded, its financial condition and results of operations will be negatively impacted, as has occurred in the past. The Company grants price concessions to its key customers who are major retailers that control the market access to the consumer, when those concessions are necessary to maintain its relationships with the retailers and access to its retail channel customers. If the consumers' demand for a specific title falls below expectations or significantly declines below previous rates of sale, then, a price concession or credit may be negotiated to spur further sales.

         Management makes significant estimates and assumptions regarding allowances for estimated product returns and price concessions in preparing the financial statements. Management establishes allowances at the time of product shipment, taking into account the potential for product returns and price concessions based primarily on: market acceptance of products in retail and distributor inventories; level of retail inventories; seasonality; and historical return and price adjustment rates. Management monitors and adjusts these allowances throughout the year to take into account actual developments and results in the marketplace. The Company believes that at December 2, 2001, its allowances for future returns and price concessions were adequate, but it cannot guarantee the adequacy of its current or future allowances.

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

         Substantially all of the Company's revenues have historically been derived from sales of software for game systems. If the Company cannot obtain licenses to develop software from developers of popular interactive entertainment game consoles or if any of its existing license agreements are terminated, the Company will not be able to release software for those systems, which would have a negative impact on its results of operations and profitability. Although the Company cannot assure stockholders that when the term of existing license agreements end it will be able to obtain extensions or that it will be successful in negotiating definitive license agreements with developers of new systems, to date the Company has always obtained extensions or new agreements with the hardware companies.

         The Company has recently completed its negotiation with Nintendo regarding a license relating to the development and distribution of software for Game Boy Advance in Australia, Europe and New Zealand, and execution of this license agreement is expected shortly. Until that time, the Company will develop and distribute Game Boy Advance software under its customary and usual arrangements with Nintendo. The Company can give no assurance that this agreement will be executed by Nintendo or that Nintendo will continue to allow the Company to develop and distribute

Game Boy Advance software for those territories under such arrangements. In such event, the Company's operations would be adversely affected.

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

Profitability is Affected by Research and Development Expense Fluctuations Due to Console Transitions and Development for Multiple Consoles

         Although product development expenses for the first quarter of fiscal 2002 were lower than the same period last year due in part to a rise in the amount of capitalized software development costs, the Company's product development expenses may increase in the future as a result of releasing more games across multiple platforms, delayed attainment of technological feasibility and the complexity of developing games for the new 128-bit game consoles, among other reasons. The Company anticipates that its profitability will continue to be impacted by the levels of research and development expenses relative to revenues, and by fluctuations relating to the timing of development in anticipation of the future platforms.

         During fiscal 2000, the Company focused its development efforts and costs on N64, PlayStation, PlayStation 2, Xbox and Dreamcast, while incurring incremental costs in the development of tools and engines necessary for the new platforms. The Company's fiscal 2002 release schedule is developed around PlayStation 2, GameCube, Xbox, Game Boy Advance and PCs. The release schedule for fiscal 2002 will also continue to support certain legacy systems, such as PlayStation, on a limited basis, through a select group of independent software developers.

Inability to Procure Commercially Valuable Intellectual Property Licenses May Prevent Product Releases or Result in Reduced Product Sales

         The Company's titles often embody trademarks, trade names, logos, or copyrights licensed by third parties, such as the NBA, the NFL and MLB and their respective players' associations. The Company may not be successful in acquiring or renewing licenses to property rights with significant commercial value. The loss of one or more of these licenses would prevent the Company from releasing a title or limit its economic success. Based on factors such as the Company's product release strategy, financial resources and the economic viability of such products, licenses relating to South Park, WWF and ECW software were not renewed or were terminated. For example, the Company's license for the WWF properties expired in November 1999 and was not renewed. Sales of titles using WWF properties aggregated 11% during that fiscal year. As a result of ECW's bankruptcy in fiscal 2000, the Company is not able to utilize the ECW license. Sales of titles using ECW properties aggregated 10 % of gross revenues during that year. The Company's license for the South Park properties was terminated in September 2000 following product disagreements with Comedy Partners. Sales of titles using South Park properties aggregated 1% and 8% of gross revenues in fiscal 2001 and 2000, respectively. Accordingly, the Company cannot assure stockholders that its licenses will be extended on reasonable terms or at all.

         License agreements relating to these rights generally extend for a term of two to three years. The agreements are terminable upon the occurrence of a number of factors, including the Company's material breach of the agreement, failure to pay amounts due to the licensor in a timely manner, or a bankruptcy or insolvency.

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

  o   the quality of titles;

  o reviews received for a title from independent reviewers who publish reviews in magazines, web sites, newspapers and other industry publications;

  o   publisher's access to retail shelf space;

  o   the success of the game console for which the title is written;

  o   the price of each title;

  o the number of titles then available for the system for which each title is published; and

  o   the marketing campaign supporting a title at launch and through its life.

         The Company's chief competitors are the developers of games consoles, to whom it pays royalties and/or manufacturing charges, as well as a number of independent software publishers licensed by the hardware developers, such as Electronic Arts, Activision and Konami.

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

Revenues Vary Due to the Seasonal Nature of Video and Computer Cames Software Purchases

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

Fluctuations in Quarterly Operating Results Lead to Unpredictability of Revenues and Income

         The timing of release of new titles can cause material quarterly revenues and earning fluctuations. A significant portion of revenues in any quarter is often derived from sales of new titles introduced in that quarter or in the immediately preceding quarter. If the Company is unable to begin volume shipments of a significant new title during the scheduled quarter, as has been the case in the past (including the third and fourth quarters of fiscal 2001 and the first quarter of fiscal 2002), its revenues and earnings will be negatively affected in that period. In addition, because a majority of the unit sales for a title typically occur in the first thirty to one hundred and twenty days following its introduction, revenues and earnings may increase significantly in a period in which a major title is introduced and may decline in the following period or in which there are no major title introductions.

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

         The Company moved its quarterly closing dates from the Saturday closest to the last calendar day of the quarter to the Sunday closest to the last calendar day of the quarter effective for the first quarter of fiscal 2002. The Company's fiscal year-end date (August 31) remains unchanged. This change resulted in approximately $2.6 million of additional gross revenue in the first quarter of fiscal 2002, but will have no effect on the Company's gross revenue or net earnings for the year ending August 31, 2002.

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

If the Company's Securities Were Delisted From the Nasdaq Small Cap Market, It May Negatively Impact the Liquidity of its Common Stock

         In the fourth quarter of fiscal 2000, the Company's securities were delisted from quotation on The Nasdaq National Market. The Company's common stock is currently trading on The Nasdaq Small Cap Market. Although the Company meets the current listing criteria for The Nasdaq Small Cap Market, no assurance can be given as to its ongoing ability to meet The Nasdaq Small Cap Market maintenance requirements. In order to obtain relisting of the Company's common stock on The Nasdaq National Market, it must satisfy certain quantitative designation criteria. No assurance can be given that the Company will be able to meet such relisting criteria for The Nasdaq National Market in the near future.

         If the Company's common stock was to be delisted from trading on The Nasdaq Small Cap Market, trading, if any, in the common stock may continue to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market. Delisting of the common stock would result in limited release of the market price of the common stock and limited company news coverage and could restrict investors' interest in the common stock as well as materially adversely affect the trading market and prices for the common stock and the Company's ability to issue additional securities or to secure additional financing.

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

Shares Eligible for Future Sale

         As of December 2, 2001, the Company had 78,425,850 shares of common stock issued and outstanding, of which 29,387,042 were "restricted" securities within the meaning of Rule 144 under the Securities Act. Generally, under Rule 144, a person who has held restricted shares for one year may sell such shares, subject to certain volume limitations and other restrictions, without registration under the Securities Act.

         As of December 2, 2001, 26,528,324 shares of common stock were covered by effective registration statements under the Securities Act for resale on a delayed or continuous basis by certain of the Company's security holders, of which 829,097 shares of common stock are issuable upon the exercise of warrants issued in settlement of litigation. Subsequent to such date, registration statements covering the resale of an additional 22,034,386 shares of common stock on a delayed or continuous basis were declared effective by the SEC.

         As of December 2, 2001, the outstanding principal amount of the Company's Notes was $29.2 million, which was convertible into approximately 5,641,892 shares of common stock. Currently, as a result of recent conversions, the outstanding principal amount of the Company's notes is $26.2 million, which is convertible into approximately 5,062,742 shares of common stock. Such shares, if issued pursuant to the terms of the Indenture and the Notes, would generally be eligible for resale pursuant to Rule 144.

         A total of 4,008,383 shares of common stock are issuable upon the exercise of warrants to purchase the Company's common stock (not including warrants issued in settlement of litigation).

         The Company has also registered on Form S-8 a total of 14,236,000 shares of common stock (issuable upon the exercise of options) under its 1988 Stock Option Plan and its 1998 Stock Incentive Plan, and a total of 2,448,425 shares of common stock under its 1995 Restricted Stock Plan. As of December 2, 2001, options to purchase a total of 9,997,382 shares of common stock were outstanding under the 1988 Stock Option Plan and the 1998 Stock Incentive Plan, of which 6,658,787 were exercisable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company has not entered into any financial instruments for trading or hedging purposes.

         The Company's results of operations are affected by fluctuations in the value of its subsidiaries' functional currency as compared to the currencies of its foreign denominated sales and purchases. The results of operations of the Company's subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which the Company transacts business. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. At December 2, 2001 and 2000, the Company's foreign currency translation adjustments were not material. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.

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

                                    PART II

ITEM 1. LEGAL PROCEEDINGS.

         Pending litigation, claims and related matters at December 2, 2001 consisted of the following:

         The Company and other companies in the entertainment industry were sued in an action entitled James, et al. v. Meow Media, et al. filed in April 1999 in the U.S. District Court for the Western District of Kentucky, Paducah Division, Civil Action No. 5:99 CV96-J. The plaintiffs alleged that the defendants negligently caused injury to the plaintiffs as a result of, in the case of Acclaim, its distribution of unidentified "violent" video games, which induced a minor to harm his high school classmates, thereby causing damages to plaintiffs, the parents of the deceased individuals. The plaintiffs seek damages in the amount of approximately $110 million. The U.S. District Court for the Western District of Kentucky dismissed this action; however, it is currently on appeal to the U.S. Court of Appeals for the Sixth Circuit. Oral arguments were held in late November 2001. The Company intends to defend this action vigorously.

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

         The Company is also party to various litigation matters arising in the ordinary course business, which the Company believes but cannot provide assurance will not have a material adverse effect on the Company's liquidity or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In October 2001, Gregory Fischbach and James Scoroposki each exercised a warrant (granted in 1991) to purchase 562,500 shares of the Company's common stock for aggregate consideration of $3,375,000 of which $3,352,500 was paid with a note and the remainder was paid in cash. The warrants were originally issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933. The $3,352,500 notes receivable accrue interest as calculated under the terms of the Credit Agreement with the Bank and both the principal amount and interest accrued thereon are payable October 2002, or when the shares acquired upon exercise of the warrants are sold, whichever is earlier. Currently the full amount of $1,676,250 is outstanding for each of Messrs. G. Fischbach and Scoroposki.

         In October 2001, the Company issued to each of Gregory Fischbach and James Scoroposki a warrant to purchase 625,000 shares of common stock at an exercise price of $2.88 per share, in consideration for Messrs. G. Fischbach and Scoroposki personally pledging to the Bank shares of Common Stock valued at $5 million in the aggregate to partially secure the Overformula Loan. The warrants were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933. The warrants may be exercised at any time between April 2, 2002 and April 2, 2012.

         In October 2001, the Company issued a five-year warrant to purchase 100,000 shares of Common Stock to the Bank at an exercise price of $4.70 per share, in connection with the Overformula Loan. The warrant was issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933. The warrants may be exercised at any time between October 31, 2001 and October 2006.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.




Exhibit No.        Description
-----------        -----------

   3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, filed on April 21, 1989, as amended (Commission File No. 33-28274))

   3.2 Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, filed on April 21, 1989, as amended (Commission File No. 33-28274))

   3.3 Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4(d) to the Company's Registration Statement on Form S-8, filed on May 19, 1995 (Commission File No. 33-59483))

   3.4 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K, filed on June 12, 2000)

   4.1 Specimen form of the Company's common stock certificate (incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended August 31, 1989, as amended)

   4.2 Indenture dated as of February 26, 1997 between the Company and IBJ Schroder Bank & Trust Company, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed on March 14, 1997)

   4.3 Rights Agreement dated as of June 5, 2000, between the Company and American Securities Transfer & Trust, Inc. (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K, filed on June 12, 2000)

   4.4 Form of Warrant Agreement between the Company and American Securities Transfer & Trust, Inc. as warrant agent, relating to Class C Warrants (incorporated by reference to Exhibit
                   4.2 to the Company's Registration Statement on Form S-3, filed on February 17, 1999 (Commission File No.333-71211))

   4.5 Form of Warrant Certificate relating to the Class C Warrants (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3, filed on February 17, 1999 (Commission File No. 333-71211))

   4.6 Form of Warrant Agreement between the Company and American Securities Transfer & Trust, Inc. as warrant agent, relating to Class D Warrants (incorporated by reference to Exhibit
                   4.2 to the Company's Registration Statement on Form S-3, filed on August 23, 1999 (Commission File No. 333-72503))

   4.7 Form of Warrant Certificate relating to Class D Warrants (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3, filed on August 23, 1999 (Commission File No. 333-72503))

   +10.1 Employee Stock Purchase Plan (incorporated by reference to the Company's definitive proxy statement relating to fiscal 1997 filed on August 31, 1998)


   +10.2 1998 Stock Incentive Plan (incorporated by reference to the Company's definitive proxy statement relating to fiscal 1997 filed on August 31, 1998)

Exhibit No.        Description
-----------        -----------
   +10.3           Employment Agreement dated as of September 1, 1994 between the Company and Gregory E. Fischbach; and Amendment No. 1 dated as of December 8, 1996 between the Company and Gregory
                   E. Fischbach (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended
                   August 31, 1996)

   +10.4 Employment Agreement dated as of September 1, 1994 between the Company and James Scoroposki; and Amendment No. 1 dated as of December 8, 1996 between the Company and James Scoroposki (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended August 31, 1996)

   +10.5 Service Agreement effective January 1, 1998 between Acclaim Entertainment Limited and Rodney Cousens (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended August 31, 1996)

   +10.6 Employment Agreement dated as of August 11, 2000 between the Company and Gerard F. Agoglia (incorporated by reference to
                   Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended August 31, 2000)

   +10.7 Employment Agreement dated as of October 2, 2000 between the Company and John Ma (incorporated by reference to Exhibit
                   10.7 to the Company's Annual Report on Form 10-K for the year ended August 31, 2001)

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

   10.10 Revolving Credit and Security Agreement dated as of January 1, 1993 between the Company, Acclaim Distribution Inc., LJN Toys, Ltd., Acclaim Entertainment Canada, Ltd. and Arena Entertainment Inc., as borrowers, and GMAC Commercial Credit LLC as successor by merger to BNY Financial Corporation ("GMAC"), as lender, as amended and restated on February 28, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 1995), as further amended and modified by (I) the Amendment and Waiver dated November 8, 1996, (ii) the Amendment dated November 15, 1998, (iii) the Blocked Account Agreement dated November 14, 1996, (iv) Letter Agreement dated December 13, 1986, and (v) Letter Agreement dated February 24, 1997 (each incorporated by reference to Exhibit
                   10.4 to the Company's Report on Form 8-K filed on March 14,
                   1997)

   10.11 Restated and Amended Factoring Agreement dated as of February 28, 1995 between the Company and GMAC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 1995), as further amended and modified by the Amendment to Factoring Agreements dated February 24, 1997 between the Company and GMAC (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 8-K filed on March 14, 1997)

   10.12 Form of Participation Agreement between GMAC and certain junior participants (incorporated by reference to Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 1998)

   10.13 Note and Common Stock Purchase Agreement dated March 30, 2001 between the Company and Triton Capital Management, Ltd. (incorporated by reference to exhibit 10.1 to the Company's Registration Statement on Form S-3 filed on April 16, 2001 (Commission File No. 333-59048))

Exhibit No.        Description
-----------        -----------

   10.14 Note and Common Stock Purchase Agreement dated March 31, 2001 between the Company and JMG Convertible Investments, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3 filed on April 16, 2001 (Commission File No. 333-59048))

   10.15 Note and Common Stock Purchase Agreement dated April 10, 2001 between the Company and Alexandra Global Investment Fund I, Ltd. (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-3 filed on April 16, 2001 (Commission File No. 333-59048))

   10.16 Note Purchase Agreement dated June 14, 2001 between the Company and Alexandra Global Investment Fund, Ltd. (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company's Registration Statement on Form S-3 filed on August 8, 2001 (Commission File No. 333-59048))

   10.17 Form of Share Purchase Agreement between the Company and certain purchasers relating to the 2001 Private Placement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed on September 26, 2001 (Commission File No. 333-70226))

   10.18 Form of Registration Rights Agreement between the Company and certain purchasers relating to the 2001 Private Placement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed on September 26, 2001 (Commission File No. 333-70226))

   *10.19 License Agreement dated as of December 14, 1994 between the Company and Sony Computer Entertainment of America (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed on December 17, 1996)

   *10.20 Licensed Publisher Agreement dated as of April 1, 2000 between the Company and Sony Computer Entertainment America (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 14, 2001)

   *10.21 Licensed Publisher Agreement dated as of November 14, 2000 by and between the Company and Sony Computer Entertainment (Europe) Limited (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed on November 28, 2001)

   *10.22 Confidential License Agreement for Nintendo's N64 Video Game System (Western Hemisphere) between Nintendo of America Inc. and the Company, effective as of February 20, 1997 (incorporated by reference to Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 1998)

   *10.23 Confidential License Agreement for Game Boy Advance (Western Hemisphere) between Nintendo of America Inc. and the Company, effective July 11, 2001 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the period ended August 31, 2001)

   *10.24 Xbox Publisher License Agreement dated as of October 10, 2000 between the Company and Microsoft Corporation (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the period ended August 31,
                   2001)

   *10.25 Confidential License Agreement for Nintendo GameCube by and between the Company and Nintendo of America Inc., dated as of the 15th day of November, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 4, 2001)

   +10.26 Employment Agreement, dated as of December 28, 2001 between the Company and Edmond Sanctis (filed herewith)

-----------------------------------

 * Confidential treatment has been granted with respect to certain portions of this exhibit, which have been omitted therefrom and have been separately filed with the Commission.

 **Confidential treatment has been requested with respect to certain portions of this exhibit, which have been omitted therefrom and have been separately filed with the Commission.

 + Management contract or compensatory plan or arrangement.

(b) Current Reports on Form 8-K:

         Current Report On Form 8-K/A filed on November 28, 2001

ITEM 7.  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                                           Co-Chairman of the Board; Senior Executive Vice
 /s/ James Scoroposki                      President; Secretary; Treasurer and Director            January 15, 2002
------------------------------------------                                                         --------------------------
James Scoroposki                                                                                   Date
                                           Executive Vice President and
                                           Chief Financial Officer
/s/ Gerard F. Agoglia                     (principal financial and accounting officer)             January 15, 2002
------------------------------------------                                                         --------------------------
Gerard F. Agoglia                                                                                  Date