Form 10-Q
period 2002-03-03
ACCLAIM ENTERTAINMENT INC
filed 2002-04-17
CIK 804888

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------
                                    FORM 10-Q
                                  ------------


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 3, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of April 15, 2002, 91,399,240 shares of Common Stock of the Registrant were issued and outstanding.

                           ACCLAIM ENTERTAINMENT, INC
                     INDEX TO REPORT ON FORM 10-Q FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION


                                                                                                                      PAGE
                                                                                                                      ----
PART I.      FINANCIAL INFORMATION
    Item 1.  Consolidated Financial Statements (Unaudited, except where otherwise noted)..............................  3

             Consolidated Balance Sheets - March 3, 2002 and August 31, 2001 (Audited)................................  3

             Consolidated Statements of Operations - Three months and six months ended March 3, 2002 and 2001.........  4
             Consolidated Statements of Stockholders' Equity (Deficit) - Six months ended March 3, 2002...............  5

             Consolidated Statements of Cash Flows - Six months ended March 3, 2002 and 2001..........................  6

             Notes to Consolidated Financial Statements...............................................................  8

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations.......................................................................................... 18

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................... 40


PART II      OTHER INFORMATION

    Item 1.  Legal Proceedings........................................................................................ 41

    Item 2.  Changes in Securities and Use of Proceeds................................................................ 42

    Item 4.  Submission of Matters to a Vote of Security Holders...................................................... 42

    Item 6.  Exhibits and Reports on Form 8-K......................................................................... 44

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                      MARCH 3,                AUGUST 31,
                                                                        2002                     2001
                                                                     -----------              ------------
                                                                     (UNAUDITED)
                                            ASSETS
CURRENT ASSETS
      Cash.........................................................    $  44,095                $  26,797
      Accounts receivable, net.....................................       72,425                   49,074
      Inventories..................................................        9,191                    4,043
      Prepaid expenses.............................................        5,849                    4,816
                                                                    ------------              -----------
TOTAL CURRENT ASSETS...............................................      131,560                   84,730
                                                                    ------------              -----------

      Fixed assets, net............................................       30,322                   32,645
      Other assets.................................................       11,582                    8,255
                                                                    ------------              -----------
TOTAL ASSETS.......................................................   $  173,464               $  125,630
                                                                    ============              ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Convertible notes............................................     $      -                $  29,225
      Short-term borrowings........................................       34,756                   25,428
      Trade accounts payable.......................................       28,551                   33,630
      Accrued expenses.............................................       37,153                   31,582
      Accrued selling expenses.....................................       11,705                    7,284
      Income taxes payable.........................................          898                      694
                                                                    ------------              -----------
TOTAL CURRENT LIABILITIES..........................................      113,063                  127,843
                                                                    ------------              -----------

LONG-TERM LIABILITIES
      Long-term debt...............................................        4,500                    4,973
      Bank participation advance...................................        9,500                    9,500
      Other long-term liabilities..................................        2,963                    3,669
                                                                    ------------              -----------
TOTAL LIABILITIES..................................................      130,026                  145,985
                                                                    ------------              -----------
STOCKHOLDERS' EQUITY (DEFICIT)
      Preferred stock, $0.01 par value; 1,000 shares
           authorized; none issued.................................            -                        -
      Common stock, $0.02 par value; 200,000 shares authorized;
           91,333 and 77,279 shares issued, respectively...........        1,827                    1,546
      Additional paid-in capital...................................      309,672                  267,436
      Accumulated deficit..........................................     (266,411)                (287,573)
      Accumulated other comprehensive loss.........................       (1,650)                  (1,764)
                                                                    ------------              -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)...............................       43,438                  (20,355)
                                                                    ------------              -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)...............   $  173,464               $  125,630
                                                                    ============              ===========




                       See notes to consolidated financial

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     MARCH 3,                      MARCH 3,
                                                               ---------------------        --------------------
                                                                 2002         2001           2002          2001
                                                               ---------    --------        ------        -------
Net revenues..............................................     $  70,746    $ 40,358     $ 151,770       $ 112,397
Cost of revenues..........................................        29,261      13,596        58,473          37,654
                                                                --------     -------       -------        --------
Gross profit..............................................        41,485      26,762        93,297          74,743
                                                                --------     -------       -------        --------

Operating expenses
      Marketing and selling...............................        14,526       3,896        26,267          15,858
      General and administrative..........................        10,959       9,906        21,481          20,432
      Research and development............................         9,552      11,472        18,844          22,928
                                                                --------     -------       -------        --------
Total operating expenses..................................        35,037      25,274        66,592          59,218
                                                                --------     -------       -------        --------
Earnings from operations..................................         6,448       1,488        26,705          15,525
Other income (expense)
      Interest income.....................................           179          28           438             332
      Interest expense....................................        (2,396)     (2,242)       (5,178)         (5,363)
      Other income (expense)..............................           (39)      1,215          (551)          1,051
                                                                --------     -------       -------        --------
Total other expense.......................................        (2,256)       (999)       (5,291)         (3,980)
                                                                --------     -------       -------        --------
Earnings before income taxes..............................         4,192         489        21,414          11,545

Income tax provision (benefit)............................          (830)        (54)         (969)            197
                                                                --------     -------       -------        --------
Earnings before extraordinary loss........................         5,022         543        22,383          11,348

Extraordinary loss on early
      retirement of notes.................................        (1,221)          -        (1,221)              -
                                                                --------     -------       -------        --------
Net earnings..............................................      $  3,801     $   543     $  21,162        $ 11,348
                                                                ========     =======      ========         =======
Basic per share data:
      Earnings before extraordinary loss..................      $   0.06    $   0.01    $     0.28        $   0.20
      Extraordinary loss..................................         (0.01)          -         (0.01)              -
                                                                --------     -------       -------        --------
      Net earnings........................................      $   0.05    $   0.01    $     0.27        $   0.20
                                                                ========     =======       =======        ========
Diluted per share data:
      Earnings before extraordinary loss..................      $   0.06    $   0.01    $     0.27        $   0.20
      Extraordinary loss..................................         (0.02)          -         (0.02)              -
                                                                --------     -------       -------        --------
      Net earnings........................................      $   0.04    $   0.01    $     0.25        $   0.20
                                                                ========     =======       =======        ========



                 See notes to consolidated financial statements

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)




                                                                                  COMMON STOCK
                                                                                    ISSUED
                                                          PREFERRED STOCK   -------------------------      ADDITIONAL
                                                              ISSUED          SHARES        AMOUNT       PAID-IN CAPITAL
                                                         -----------------  ----------  -------------   ---------------
 Balance at August 31, 2001...........................   $               -      77,279        $ 1,546         $ 271,031
                                                         -----------------  ----------  -------------   ---------------
      Net earnings....................................                   -           -              -                 -
      Issuances of common stock in private placement..                   -       7,167            143            19,642
      Issuances of common stock to executive officers.   $               -       1,125             23             3,352
      Issuances of common stock in
         connection with note
         retirements and conversions..................                   -       5,039            101            18,729
      Exercise of stock options and warrants..........                   -       1,110             22             3,167
      Cancellations of common stock...................                   -        (551)           (11)               11
      Warrants issued and other non-cash charges
         in connection with supplemental bank loan....                   -           -              -               732
      Expenses incurred in connection with
         issuances of common stock....................                   -           -              -              (287)
      Issuance of common stock under
         employee stock purchase plan.................                   -         164              3               242
      Foreign currency translation gain...............  $                -           -              -                 -
                                                         -----------------  ----------  -------------   ---------------
 BALANCE AT MARCH 3, 2002 **..........................  $                -      91,333        $ 1,827         $ 316,619
                                                         =================  ==========  =============   ===============




                                     ACCUMULATED
                                        OTHER
     NOTES         ACCUMULATED       COMPREHENSIVE                      COMPREHENSIVE
   RECEIVABLE        DEFICIT             LOSS             TOTAL            INCOME
 -------------  -----------------  ----------------  ---------------  ----------------
      $ (3,595)        $ (287,573)         $ (1,764)       $ (20,355)
 -------------  -----------------  ----------------  ---------------  ----------------
             -             21,162                 -           21,162            21,162
             -                  -                 -           19,785                 -
        (3,352)                 -                 -               23                 -


             -                  -                 -           18,830
             -                  -                 -            3,189                 -
             -                  -                 -                -                 -

             -                  -                 -              732                 -

             -                  -                 -             (287)                -

             -                  -                 -              245
             -                  -               114              114               114
 -------------  -----------------  ----------------  ---------------  ----------------
      $ (6,947)        $ (266,411)         $ (1,650)        $ 43,438          $ 21,276
 =============  =================  ================  ===============  =================


  **   Amounts for the six months ended March 3, 2002 are unaudited.











                 See notes to consolidated financial statements.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                                                      SIX MONTHS ENDED
                                                                                                          MARCH 3,
                                                                                                ---------------------------
                                                                                                    2002             2001
                                                                                                -----------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
NET EARNINGS....................................................................                   $ 21,162        $ 11,348
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH USED IN
      OPERATING ACTIVITIES
      Depreciation and amortization.............................................                      4,083           4,456
      Non-cash financing expense................................................                      1,118               -
      Extraordinary loss on early retirement of 10% convertible notes...........                      1,221               -
      Provision for returns and price concessions...............................                     11,885           8,928
      Deferred compensation expense.............................................                          -             313
      Non-cash royalty charges..................................................                          -          (1,575)
      Amortization of capitalized software development costs....................                      5,863             216
      Other non-cash items......................................................                       (347)          1,020
CHANGE IN ASSETS AND LIABILITIES
      Accounts receivable.......................................................                    (37,691)        (23,587)
      Inventories...............................................................                     (5,180)          1,411
      Prepaid expenses..........................................................                     (1,106)          5,128
      Accounts payable..........................................................                     (4,907)         (6,616)
      Accrued expenses..........................................................                     11,352          (9,406)
      Income taxes..............................................................                        245             (59)
      Other long-term liabilities...............................................                     (1,549)            324
                                                                                                -----------        --------
TOTAL ADJUSTMENTS...............................................................                    (15,013)        (19,447)
                                                                                                -----------        --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.............................                      6,149          (8,099)
                                                                                                -----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets.....................................................                     (1,730)            (72)
Disposal of fixed assets........................................................                          5              84
Capitalized software development costs..........................................                     (8,472)         (1,524)
Other assets....................................................................                       (186)             (3)
Disposal of other assets........................................................                          -               1
                                                                                                -----------        --------
NET CASH USED IN INVESTING ACTIVITIES...........................................                    (10,383)         (1,514)
                                                                                                -----------        --------

                 ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                                                        SIX MONTHS ENDED
                                                                                                             MARCH 3,
                                                                                                   ---------------------------
                                                                                                       2002            2001
                                                                                                   -----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible notes..................................................                    (12,190)               -
Payment of mortgages............................................................                       (541)            (584)
Proceeds from short-term bank loans, net........................................                      9,650            5,765
Proceeds from exercises of stock options and warrants...........................                      3,189                -
Payment of obligations under capital leases.....................................                       (213)            (306)
Proceeds from issuances of common stock.........................................                     21,523              900
Proceeds from issuance of common stock under employee stock purchase plan.......                        245              108
                                                                                                 ----------        ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES.......................................                     21,663            5,883
                                                                                                 ----------        ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.........................................                       (131)            (837)
                                                                                                 ----------        ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................                     17,298           (4,567)
                                                                                                 ----------        ----------
CASH AND CASH EQUIVALENTS:  BEGINNING OF PERIOD.................................                     26,797            6,738
                                                                                                 ----------        ----------
CASH AND CASH EQUIVALENTS:  END OF PERIOD.......................................                   $ 44,095          $ 2,171
                                                                                                 ==========        ==========

Supplemental schedule of non cash investing and financing activities:
      Issuance of common stock for payment of convertible
           notes and related accrued interest...................................                   $ 13,309          $     -
      Acquisition of equipment under capital leases.............................                   $    305          $     -
      Conversion of subordinated notes to common stock..........................                   $  4,300          $     -
Cash paid during the period for:
      Interest..................................................................                   $  6,614          $ 5,359
      Income taxes..............................................................                   $     79          $   (12)


                 See notes to consolidated financial statements

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION AND BUSINESS

A.       BASIS OF PRESENTATION AND CHANGE IN QUARTER-END

         The accompanying unaudited consolidated financial statements include the accounts of Acclaim Entertainment, Inc. and its wholly owned subsidiaries (collectively, the "Company" or "Acclaim"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and six months ended March 3, 2002 are not necessarily indicative of the results that may be expected for the full year ending August 31, 2002. For further information, refer to the consolidated financial statements and notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended August 31, 2001, and other filings with the Securities and Exchange Commission.

         The Company moved its quarterly closing dates from the Saturday closest to the last day of the calendar quarter to the Sunday closest to the last day of the calendar quarter effective for the three months ended December 2, 2001. The Company's fiscal year-end date (August 31) remains unchanged. This change contributed approximately $2,471 of gross revenues for the six months ended March 3, 2002, but will have no effect on the Company's gross revenue or net earnings for the year ending August 31, 2002. The quarterly closing dates for the current quarter and the remaining quarters of fiscal 2002 are as follows:

        QUARTER               FISCAL YEAR 2002            FISCAL YEAR 2001
  ---------------------    -----------------------     -----------------------
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

         At August 31, 2001, the Company's independent auditors' report, as prepared by KPMG LLP and dated October 23, 2001, which appears in the Company's 2001 Form 10-K, included an explanatory paragraph relating to the then substantial doubt about the Company's ability to continue as a going concern, due to its working capital and stockholders' deficits at August 31, 2001 and the recurring use of cash in operating activities. Since the date of the auditors' report, the Company has retired $12,735 and converted $4,300 in principal amount of its convertible subordinated notes in exchange for common stock and repaid the remaining $12,190 principal amount in full on March 1, 2002, completed a private placement for net proceeds of $19,785, and maintained profitable operations. These factors have improved the Company's working capital position and eliminated its stockholders' deficit. We believe our improved working capital position and stockholders' equity have contributed to our ability to continue as a going concern.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

         In fiscal 2001, the Company improved profitability by the strategic transformation of its operating business model from cartridge-based to CD-based product, which improved gross margins due to lower product costs, reduced inventory levels due to a reduction in product manufacturing time and improved inventory turnover. The Company implemented expense reduction initiatives in the second half of fiscal 2000 that continued into fiscal 2001 which reduced fixed and variable expenses company-wide, eliminated certain marginal titles under development, reduced staff and lowered marketing expenses. In fiscal 2001, operating expenses were reduced $90,960 from the prior year. As a result, the Company experienced net earnings for fiscal 2001 as compared to a significant net loss in the prior year. During the six months ended March 3, 2002, the Company continued to reflect profitable operations.

         The Company manages short-term liquidity requirements through borrowings under its revolving credit and security agreement (the "North American Credit Agreement") with its primary lender (the "Bank") from which it received net advances of $9,650 during the six months ended March 3, 2002. To enhance long-term liquidity, during the six months ended March 3, 2002, the Company raised net proceeds of $19,785 in a private placement of common stock and retired $12,735 of 10% convertible subordinated notes through the issuance of common stock (note 5). During fiscal 2001, to enhance long-term liquidity, the Company implemented targeted expense reductions, including a significant reduction in the number of its personnel, and raised net proceeds of $31,534 in a private placement of common stock, $4,834 from other sales of common stock and $9,500 from the Bank following a loan participation transaction between the Bank and certain other lenders (note 3E). The Company's future long-term liquidity will be significantly dependent on its ability to timely develop and market new software products that achieve widespread market acceptance for use with the hardware platforms that dominate the market.

C.       ESTIMATES

         In the three and six months ended March 3, 2002, net revenues and net earnings increased by $1,319 and $5,777, respectively, due to the Company's reduction of the August 31, 2001 allowances for estimated returns and price concessions as such allowances were not required based on the related products' sell-through in the retail channel.

D.       ACCRUED EXPENSES

          In the first quarter of fiscal 2002, the Company's obligations ceased under certain expired intellectual property agreements and, accordingly, accrued expenses and marketing and selling expenses were reduced by $4,400.

E.       RECLASSIFICATIONS

         Certain reclassifications were made to prior period amounts to conform to the current period presentation.

2.       ACCOUNTS RECEIVABLE

         Accounts receivable are comprised of the following:


                                                                                       MARCH 3,        AUGUST 31,
                                                                                         2002             2001
                                                                                    ---------------  ---------------
             Assigned receivables due from factor...............................           $ 67,488         $ 42,845
             Unfactored accounts receivable.....................................              8,372           20,706
             Other receivables..................................................              4,435            2,370
             Less: Allowances for returns and price concessions.................             (7,870)         (16,847)
                                                                                    ---------------  ---------------

             Accounts receivable, net...........................................           $ 72,425         $ 49,074
                                                                                    ===============  ===============

         The Company and the Bank are parties to a certain factoring agreement (the "Factoring Agreement"), which expires on January 31, 2003 but automatically renews for additional one-year periods, unless terminated upon 90 days' prior notice by either party. Pursuant to the Factoring Agreement, the Company assigns to the Bank and the Bank purchases the Company's U.S. accounts receivable. As a result, the Bank remits payments to the Company with respect to assigned U.S. accounts receivable that are within approved credit limits and not in dispute with the customer. The purchase price of the assigned accounts receivable is the invoice amount, which is adjusted for any returns, discounts and other customer credits or

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



allowances. The Bank, in its discretion, may provide advances to the Company under the North American Credit Agreement (note 3) taking into account, among other things, eligible receivables due from the Bank, as factor, under the Factoring Agreement. At March 3, 2002, the Bank was making advances to the Company based on 60% of eligible receivables due from the Bank. As of March 3, 2002, the factoring charge amounted to 0.25% of the assigned accounts receivable with invoice payment terms of up to 60 days and an additional 0.125% for each additional 30 days or portion thereof.

3.       DEBT

         Debt consists of the following:


                                                                                       MARCH 3,        AUGUST 31,
                                                                                         2002             2001
                                                                                    ---------------  ---------------
             SHORT TERM DEBT:

             10% Convertible Subordinated Notes (A).............................     $           -         $ 29,225
             Mortgage notes (B).................................................               953            1,270
             Obligations under capital leases...................................               739              536
             Supplemental bank loan (C).........................................             5,000           10,000
             Advances from International factor (D).............................             3,200            6,273
             Advances from North America factor (note 2)........................            24,864            7,349
                                                                                    ---------------  ---------------
                                                                                            34,756           54,653
                                                                                    ---------------  ---------------

             LONG TERM DEBT:

             Mortgage notes (B).................................................             4,070            4,396
             Obligations under capital leases...................................               430              577
             Bank participation advance (E).....................................             9,500            9,500
                                                                                    ---------------  ---------------
                                                                                            14,000           14,473
                                                                                    ---------------  ---------------
                                                                                          $ 48,756         $ 69,126
                                                                                    ===============  ===============


        (A) In February 1997, the Company issued $50,000 of unsecured 10% convertible subordinated notes (the "Notes") due March 1, 2002 with interest payable semiannually. The Notes were originally sold at par with proceeds to the Company of $47,400, net of expenses. On March 1, 2002, the Company repaid the remaining $12,190 principal balance outstanding plus accrued interest due on the Notes. The Notes were convertible into shares of common stock prior to maturity at a conversion price of $5.18 per share. The Notes were redeemable in whole or in part, at the option of the Company (subject to the rights of holders of senior indebtedness) at 102% of the principal balance.

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

         In June 2001, the Company retired $6,650 in principal amount of the Notes plus accrued interest of approximately $193 in exchange for 2,022 shares of its common stock. The excess of the $7,198 fair value of the shares issued over the principal amount of the Notes retired and accrued interest, amounting to $355, was recorded as an extraordinary loss on the early retirement of the Notes in the fourth quarter of fiscal 2001.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


         In August 2001, the Company issued 250 shares of common stock to one former Note holder because the registration statement filed by the Company covering the resale of the common stock issued in connection with the early retirement of the Notes was not declared effective by August 16, 2001. The fair value of the common shares was $1,176 and was recorded as an extraordinary charge in the fourth quarter of fiscal 2001. On December 12, 2001, the SEC declared the Company's registration statement effective. As a result of all the fiscal 2001 transactions related to Note retirements, the Company had a net extraordinary gain of $2,795 in fiscal 2001.

         In February 2002, the Company retired $3,400 in principal amount of the Notes plus accrued interest of approximately $149 in exchange for 956 shares of its common stock. Also in February 2002, the Company retired an additional $9,335 in principal amount of the Notes plus accrued interest of approximately $425 in exchange for 3,253 shares of its common stock. During the second quarter of fiscal 2002, the Company recorded an aggregate extraordinary loss of $1,221 on the early retirement of the Notes, reflecting the aggregate excess of the fair value of the shares issued of $14,530 over the principal amount of the Notes retired plus accrued interest.

         During the second quarter of fiscal 2002, an aggregate of $4,300 in principal amount of the Notes was converted into 830 common shares of the Company, pursuant to the indenture governing the Notes, at a conversion price of $5.18 per share.

         (B) The Company had a mortgage note which was secured by the Company's corporate headquarters building in the U.S. and required quarterly principal payments of $181 through February 1, 2002, plus interest at the mortgagor's prime lending rate plus 1.00% per annum (6.01% at March 3, 2002; 8.25% at August 31, 2001). The principal balance outstanding under the mortgage note at March 3, 2002 and August 31, 2001 was $169 and $471, respectively. On March 6, 2002, the Company repaid the principal balance outstanding at March 3, 2002. During the fourth quarter of fiscal 2001, as additional security for the supplemental loans (as described below), the Company granted the Bank a second mortgage on its headquarters building.

         The Company granted the Bank's U.K. affiliate (the "U.K. Bank") a mortgage in connection with its seven-year term secured credit facility entered into in March 2000 with the U.K. Bank which relates to the Company's purchase of a building in the United Kingdom. The Company is required to make quarterly principal payments of (pound)137.5 (approximately $196 at March 3, 2002). Interest is charged on this facility at 2.00% above LIBOR (6.00% at March 3, 2002; 7.22% at August 31, 2001). The principal balance outstanding under this credit facility at March 3, 2002 and August 31, 2001 was (pound)3,406 (approximately $4,854) and (pound)3,406 (approximately $5,195), respectively. The U.K. building is being held for sale by the Company.

         (C) The Company and the Bank are parties to the North American Credit Agreement which expires on August 31, 2003 but automatically renews for additional one-year periods, unless terminated upon ninety days' prior notice by either party. Advances under the North American Credit Agreement bear interest at 1.50% per annum above the Bank's prime rate (6.25% at March 3, 2002; 8.25% at August 31, 2001). Certain borrowings in excess of an availability formula bear interest at 2.00% above the Bank's prime rate. Under the North American Credit Agreement, combined advances may not exceed a maximum loan amount of $70,000 or the formula amount, whichever is less. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined based on a formula that takes into account, among other things, the Company's inventory, equipment and eligible receivables due from the Bank, as factor. Obligations under the North American Credit Agreement are secured by substantially all of the Company's assets. Pursuant to the terms of the North American Credit Agreement, the Company is required to maintain specified levels of working capital and tangible net worth, among other financial covenants. As of March 3, 2002, the Company was in compliance with respect to those financial covenants contained in the North American Credit Agreement. The Company is presently negotiating with the Bank to amend and restate the North American Credit Agreement.

         In each of June 2001 and April 2001, the Bank advanced the Company a discretionary supplemental loan of $5,000 above the standard formula under the North American Credit Agreement for short-term funding, which was repaid prior to August 31, 2001.

         In July 2001, the Bank advanced the Company a discretionary supplemental loan of up to $10,000 above the standard formula under the North American Credit Agreement which was repaid on January 7, 2002.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



         On January 14, 2002, the Bank advanced the Company a discretionary supplemental loan of up to $5,000 above the standard formula under the North American Credit Agreement which was repaid on March 6, 2002.

         On March 14, 2002, the Bank agreed to amend certain provisions of the North American Credit Agreement to provide for a supplemental discretionary loan of up to $5,000 above the standard borrowing formula under the North American Credit Agreement which amount, if borrowed, must be repaid by June 2, 2002 and is conditional on the Company remaining in compliance with its agreements with the Bank.

         As additional security for the supplemental loans, two of the Company's executive officers personally pledged as collateral an aggregate of 1,568 shares of the Company's common stock with an approximate market value of $6,178 as of March 3, 2002. In the event the market value of such pledged stock (based on a ten trading day average reviewed by the Bank monthly) decreases below $5,000 and such officers do not deliver shares of stock of the Company to cover such shortfall, the Bank is entitled to reduce the outstanding supplemental loan by an amount equal to the shortfall. The shares pledged as collateral as of March 3, 2002 include an aggregate of 317 shares of common stock that the Company's officers pledged as additional collateral in October 2001 to cover a shortfall in the aggregate market value of the shares they had already pledged. The Bank will release the 1,568 shares of the Company's common stock personally pledged by the officers following a 30-day period in which the Company is not in an overformula position under its North American Credit Agreement that exceeds $1,000. The Company estimates that the fair value of providing the collateral by its officers for the supplemental loan amounted to approximately $200 and has amortized this amount as a non-cash financing expense over the term of the original supplemental loan which ended January 7, 2002. In connection with the original supplemental loan, on October 31, 2001, the Company issued to the Bank a five-year warrant to purchase 100 shares of its common stock at an exercise price of $4.70 per share, the market price per share on the date of issuance. The fair value of the warrant amounted to $419 and was amortized as a non-cash financing expense over the term of the original supplemental loan which ended on January 7, 2002.

           (D) In fiscal 2001, the Company and certain of its international subsidiaries entered into a receivable facility under which the U.K. Bank provided accounts receivable financing of up to the lesser of approximately $18,000 or 60% of eligible receivables related to the Company's international operations. The interest rate is 2.00% above LIBOR (6.12% at March 3, 2002; 6.25% at August 31, 2001). This facility has a term of three years automatically renewing for additional one-year periods thereafter, unless terminated upon 90 days' prior notice by either party. It is secured by the receivables and assets of such subsidiaries. As of March 3, 2002, there was $3,200 of borrowings outstanding under the facility.

           (E) In March 2001, the Bank entered into junior participation agreements (the "Participation") with certain investors (the "Junior Participants") under and pursuant to the North American Credit Agreement. Following the Participation, the Bank advanced $9,500 to the Company pursuant to the North American Credit Agreement for working capital purposes. The North American Credit Agreement requires the Company to repay the $9,500 Participation to the Bank upon termination of the North American Credit Agreement for any reason, and the junior participation agreements require the Bank to repurchase the Participation from the Junior Participants on the earlier of March 12, 2005 or the date the North American Credit Agreement is terminated and the Company repays all amounts outstanding thereunder. If the Company were not able to repay the Participation, the Junior Participants would have subordinate rights assigned to them under the North American Credit Agreement with respect to the unpaid Participation.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



           (F) Maturities of debt are as follows:

            Fiscal Years Ending August 31,

             2002...............................................................       $ 34,756
             2003...............................................................         10,718
             2004...............................................................            880
             2005...............................................................            813
             2006...............................................................            803
             Thereafter.........................................................            786
                                                                                   -------------

                                                                                       $ 48,756
                                                                                   =============


4.       EARNINGS PER SHARE




                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    MARCH 3,                       MARCH 3,
                                                             --------------------          ---------------------
                                                               2002         2001             2002           2001
                                                              ------       ------           ------         ------
BASIC EPS COMPUTATION:
    Earnings before extraordinary loss...................    $  5,022     $   543          $ 22,383       $ 11,348
    Extraordinary loss on early retirement of notes......      (1,221)          -            (1,221)             -
                                                              -------      ------           -------        --------
    Net income...........................................    $  3,801     $   543          $ 21,162       $ 11,348
                                                              =======      ======           =======        ========
    Weighted average common shares outstanding...........      81,785      56,877            79,551         56,792
                                                              =======      ======           =======        ========
    Earnings per share before extraordinary loss.........    $   0.06     $  0.01          $   0.28       $   0.20
    Extraordinary loss per share.........................       (0.01)          -             (0.01)             -
                                                              -------      ------           -------        --------
    Earnings per share...................................    $   0.05     $  0.01            $ 0.27         $ 0.20
                                                              =======      ======           =======        ========
DILUTED EPS COMPUTATION:
    Net income before extraordinary loss.................    $  5,022     $   543          $ 22,383       $ 11,348
    Extraordinary loss on early retirement of notes......      (1,221)          -            (1,221)             -
                                                              -------      ------           -------        --------
    Net income...........................................    $  3,801     $   543          $ 21,162       $ 11,348
                                                              =======      ======           =======        ========
    Weighted average common shares outstanding...........      81,785      56,877            79,551         56,792
                                                              =======      ======           =======        ========
    Dilutive potential common shares:
        Stock options and warrants.......................       5,108          14             4,911             15
                                                              -------      ------           -------        --------
    Diluted common shares outstanding....................      86,893      56,891            84,462         56,807
                                                              =======      ======           =======        ========
    Earnings per share before extraordinary loss.........    $   0.06     $  0.01            $ 0.27         $ 0.20

    Extraordinary loss per share.........................       (0.02)          -             (0.02)             -
                                                              -------      ------           -------        --------
    Earnings per share...................................    $   0.04     $  0.01            $ 0.25         $ 0.20
                                                              =======      ======           =======        ========


5.       EQUITY

         In February 2002, the Company issued 7,167 shares of common stock in a private placement to certain qualified institutional investors and accredited investors, at a price of $3.00 per share, raising net proceeds of $19,785. The per share price represented a 10% discount to the then-recent public trading price of the common stock. The Company agreed to file a registration statement with the SEC covering the resale by the investors of all the shares issued in the private placement which has yet to become effective. If the registration statement is not declared effective by the SEC on or prior to May 14, 2002, the

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



Company is obligated to pay the investors an amount equal to 1% of the purchase price paid for the shares. Thereafter, for every 30 days that pass without the registration statement being declared effective, the Company is obligated to pay the investors an additional 1% of the purchase price paid for the shares.

         As a result of the private placement and anti-dilution provisions included in certain warrants outstanding on the date the private placement was consummated, in February 2002, the Company modified the terms of two warrants it had issued previously. One warrant, which was originally issued in October 2001 to the Bank was modified to increase the number of shares purchasable under the warrant to 136 from 100 and to decrease the exercise price to $3.00 per share from $4.70 per share. Another warrant, which was originally issued in August 2001, was modified to decrease the exercise price to $3.56 per share from $3.60 per share. As a result of these modifications, the Company recorded an additional non-cash financing charge related to these warrants of $113 which is included in interest expense for the three and six months ended March 3, 2002.

         During the six months ended March 3, 2002, the Company issued 27 shares of common stock in connection with the exercises of warrants issued in connection with litigation settlements. In fiscal 2001, the Company issued 1,804 shares of common stock, including 250 shares to one of the Junior Participants, in connection with the exercise of warrants.

         In October 2001, the Company issued a total of 1,125 shares of common stock in connection with warrants exercised by two executive officers of the Company. The Company received $23, which represents the par value of the shares issued, and two promissory notes totaling $3,352 for the unpaid portion of the exercise price of the warrants. The notes provide the Company full recourse against the officers assets and are payable the earlier of October 2002 and to the extent of the proceeds of any warrant share sale, following the date upon which any or all the warrant shares are sold. The notes bear interest at the same rate the Company is charged from time to time by the Bank, which is the Bank's prime rate plus 1.50% per annum. Included in other receivables at March 3, 2002 is $93 of accrued interest receivable on the notes. The notes receivable are reflected as a contra-equity balance in additional paid-in capital.

         In October 2001, the Company issued warrants to purchase a total of 1,250 shares of common stock at an exercise price of $2.88 per share, the fair value of the common stock on the grant date, to two executive officers of the Company in connection with their pledge of an aggregate of 1,250 shares of common stock held by them to the Bank as additional security for the Company's supplemental loans. See note 3(c).

         Commencing in September 2001, the Company was required to make a $336 payment monthly to certain investors in connection with the July 2001 private placement of common stock until the resale of the shares of common stock issued in association with the private placement was registered with the SEC. During the six months ended March 3, 2002, the Company paid an aggregate of $1,008 to the investors, which is included in other expense. On December 12, 2001, the SEC declared the related registration statement effective. The Company incurred costs of $287 in connection with the private placement during the six months ended March 3, 2002 and recorded such costs as a reduction of additional paid-in capital.

6.       RELATED PARTY TRANSACTIONS

         Sales commissions are payable to a firm owned and controlled by one of the Company's executive officers, directors and principal stockholders for software sales obtained by such company. These commissions amounted to approximately $292 and $131 for the three months ended March 3, 2002 and 2001, respectively, and $561 and $199 for the six months ended March 3, 2002 and 2001, respectively. The Company owed the firm approximately $579 and $18 at March 3, 2002 and August 31, 2001, respectively, for services provided.

         In February 2002, the Company loaned one of its executive officers $300 under a promissory note, in accordance with the officer's employment agreement, to be used toward the purchase of a new residence. The promissory note bears interest at 6.00% per annum which is due and payable on or before December 31st of each year the promissory note remains outstanding. The promissory note is secured by a second deed of trust for which the Company is the beneficiary, on the real property on which the new residence is situated. The promissory note is due to be repaid on the earlier of the sale of the officer's new residence and June 28, 2004; however, if the employment agreement is terminated by the Company without cause, then, in such event, the promissory note shall be deemed forgiven by the Company. As of March 3, 2002, the balance outstanding under the loan was $300.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



         In August 2000, the Company loaned one of its officers $200 under a promissory note, in accordance with the officer's employment agreement. The note bears no interest and is payable in full on the earlier to occur of the sale of the officer's personal residence or August 24, 2004. Based on the officer's employment agreement, the loan is forgiven at a rate of $25 for each year the officer remains employed with the Company up to a maximum amount which could be forgiven of $100. Accordingly, in August 2001 the Company expensed $25 and reduced the officer's outstanding loan balance to $175. As of March 3, 2002 and August 31, 2001, the balance outstanding under the loan was $175.

         In August 1998, the Company loaned one of its officers $500 under a promissory note, in accordance with the officer's employment agreement. The note was reduced by $50 in August 1999, in accordance with the terms of the officer's employment agreement, and by $200 in January 2000 in connection with the employee's termination. The note bears no interest and is payable on the earlier to occur of the sale or transfer of the former officer's personal residence and August 11, 2003. As of March 3, 2002 and August 31, 2001, the balance outstanding under the loan was $250.

         In April 1998, the Company loaned one of its executive officer's $200 under a promissory note, in accordance with the officer's employment agreement. The note bears interest at 7.00% per annum; the Company is currently reviewing an extension of this promissory note which is currently due and payable. As of March 3, 2002 and August 31, 2001, the balance outstanding under the loan was $200.

         In July 2001, the Company issued 1,500 shares of common stock in connection with warrants exercised by two officers of the Company. The Company received $30, which represents the par value of the common shares issued, and two promissory notes totaling $3,595 for the unpaid portion of the exercise price of the warrants. The notes provide the Company full recourse against the officer's assets and are payable the earlier of July 2002 and to the extent of the proceeds of any warrant share sale, following the date upon which any or all the warrant shares are sold. The notes bear interest at the same rate the Company is charged from time to time by the Bank, which is the Bank's prime rate plus 1.50% per annum. Included in other receivables at March 3, 2002 is $176 of accrued interest receivable on the notes. The notes receivable are reflected as a contra-equity balance in additional paid-in capital.

         The Company receives legal services from two firms of which two members of the Company's board of directors are partners. The Company incurred fees from these firms totaling $174 and $136 for the three months ended March 3, 2002 and 2001, respectively, and $314 and $269 for the six months ended March 3, 2002 and 2001, respectively. As of March 3, 2002 and August 31, 2001, the Company owed these firms fees of $272 and $154, respectively, for services received.

         See also note 5.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



7.       SEGMENT INFORMATION

         The Company's chief operating decision-maker is the Company's Chief Executive Officer. The Company has three reportable segments, North America, Europe, and Pacific Rim, which are organized, managed and analyzed geographically and operate in one industry segment: the development, marketing and distribution of entertainment software. Information about the Company's operations for the three and six months ended March 3, 2002 and 2001 is presented below:


                                                           NORTH                        PACIFIC
                                                          AMERICA         EUROPE          RIM        ELIMINATIONS       TOTAL
                                                       --------------  -------------  ------------  ---------------  -------------
THREE MONTHS ENDED MARCH 3, 2002
      Net revenues from external customers.........         $ 54,706        $14,555        $1,485      $         -       $ 70,746
      Intersegment sales...........................               27          2,694             -           (2,721)             -
                                                       --------------  -------------  ------------  ---------------  -------------

      Total net revenues...........................           54,733         17,249         1,485           (2,721)        70,746
                                                       ==============  =============  ============  ===============  =============

      Interest income..............................              161             17             1                -            179
      Interest expense.............................            2,128            267             1                -          2,396
      Depreciation and amortization................            1,685            314            18                -          2,017
      Segment operating profit (loss)..............            8,622         (1,765)         (409)               -          6,448

THREE MONTHS ENDED MARCH 3, 2001
      Net revenues from external customers.........         $ 25,831        $12,865        $1,662      $         -       $ 40,358
      Intersegment sales...........................               32          2,471             -           (2,503)             -
                                                       --------------  -------------  ------------  ---------------  -------------

      Total net revenues...........................           25,863         15,336         1,662           (2,503)        40,358
                                                       ==============  =============  ============  ===============  =============

      Interest income..............................                5             20             3                -             28
      Interest expense.............................            1,913            325             4                -          2,242
      Depreciation and amortization................            1,803            285            99                -          2,187
      Segment operating profit (loss)..............              629          1,199          (340)               -          1,488

SIX MONTHS ENDED MARCH 3, 2002
      Net revenues from external customers.........         $111,064        $36,280        $4,426      $         -      $ 151,770
      Intersegment sales...........................               28          5,619             -           (5,647)             -
                                                       --------------  -------------  ------------  ---------------  -------------

      Total net revenues...........................          111,092         41,899         4,426           (5,647)       151,770
                                                       ==============  =============  ============  ===============  =============

      Interest income..............................              350             85             3                -            438
      Interest expense.............................            4,737            439             2                -          5,178
      Depreciation and amortization................            3,411            635            37                -          4,083
      Segment operating profit.....................           22,998          2,826           881                -         26,705
      Identifiable assets at March 3, 2002.........          136,948         33,871         2,645                -        173,464

SIX MONTHS ENDED MARCH 3, 2001
      Net revenues from external customers.........         $ 81,789        $27,007        $3,601      $         -      $ 112,397
      Intersegment sales...........................              284          5,014             -           (5,298)             -
                                                       --------------  -------------  ------------  ---------------  -------------

      Total net revenues...........................           82,073         32,021         3,601           (5,298)       112,397
                                                       ==============  =============  ============  ===============  =============

      Interest income..............................              283             44             5                -            332
      Interest expense.............................            4,953            403             7                -          5,363
      Depreciation and amortization................            3,688            567           201                -          4,456
      Segment operating profit (loss)..............           15,115          1,125          (715)               -         15,525
      Identifiable assets at March 3, 2001.........           50,491         10,044         1,169                -         61,704

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



The Company's gross revenues were derived from the following product categories:






                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          MARCH 3,                    MARCH 3,
                                                    ------------------             ------------------
                                                     2002        2001               2002        2001
                                                    -----       ------             ------      ------
Cartridge-based software:

     Nintendo Game Boy software....................    6%          18%                 7%         17%
     Nintendo 64 software..........................    -            3%                 -           3%
                                                    -----       ------             ------      ------
Subtotal for Cartridge-based software..............    6%          21%                 7%         20%
                                                    -----       ------             ------      ------
CD-based software:

     Microsoft Xbox: 128-bit software..............    7%           -                  6%          -
     Nintendo GameCube: 128-bit software...........   20%           -                 21%          -
     Sony PlayStation: 32-bit software.............    6%          49%                 6%         57%
     Sony PlayStation 2: 128-bit software..........   60%           6%                59%          4%
     Sega Dreamcast: 128-bit software..............    -           15%                 -          14%
                                                    -----       ------             ------      ------

Subtotal for CD-based software....................    93%          70%                92%         75%
                                                    -----       ------             ------      ------
PC Software.......................................     1%           9%                 1%          5%
                                                    -----       ------             ------      ------
Total.............................................   100%         100%               100%        100%
                                                    =====       ======             ======      ======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following is intended to update the information contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2001 for Acclaim Entertainment, Inc. and its wholly owned subsidiaries and presumes that readers have access to, and will have read the information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Form 10-K.

FORWARD-LOOKING STATEMENTS

         Our quarterly report on Form 10-Q contains forward-looking statements. When used in this report, the words "believe," "anticipate," "think," "intend," "plan," "expect," "project," "will be" and similar expressions identify those forward-looking statements. The forward-looking statements included in our report are based on our current expectations and assumptions that involve risks and uncertainties. Those statements regarding future events and/or our future financial performance are subject to risks and uncertainties, such as the timing of game console transitions, delays in the completion or release of products, the continued support of our lead lender and vendors, the availability of financing, the achievement of sales assumptions as projected, the continuation of savings from expense reductions, the risk of war, terrorism and similar hostilities, the possible lack of consumer appeal and acceptance of products we released, fluctuations in demand, that competitive conditions of the markets in which we operate will not change materially or adversely, the adverse outcome of pending litigation, that our forecasts will accurately anticipate market demand, and the risks discussed in "Factors Affecting Future Performance", which could cause actual events or our actual future results to differ materially from any forward-looking statement. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We believe that the assumptions underlying the forward-looking statements are reasonable. Our business and our operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. In light of the significant risks and uncertainties inherent in the forward-looking statements, the inclusion of the statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

OVERVIEW

         We develop, publish, distribute and market under our brand name video and computer game software on a worldwide basis for popular interactive entertainment consoles, such as Sony's PlayStation and PlayStation 2, Nintendo's Game Boy Advance and GameCube, and Microsoft's Xbox, and, to a lesser extent, PCs. In fiscal 2001, we released a total of 35 titles for PlayStation, PlayStation 2, Game Boy Color, Dreamcast and PCs. In the first quarter of fiscal 2002, we released a total of 13 titles for PlayStation 2, Game Boy Advance, GameCube, Xbox and PCs. In the second quarter of fiscal 2002, we released a total of nine titles for PlayStation 2, Game Boy Advance, GameCube and Xbox. We plan to release a total of approximately 50 titles for PlayStation, PlayStation 2, Game Boy Advance, GameCube, Xbox and PCs during fiscal 2002. We develop our own software in our six software development studios located in the U.S. and the U.K., which includes a motion capture studio and a recording studio in the U.S., and we contract with independent software developers to create software for us. We distribute our software directly through our subsidiaries in North America, the U.K., Germany, France, Spain, and Australia. We use regional distributors throughout the rest of the world. We also distribute software developed and published by third parties, develop and publish strategy guides relating to our software and issue "special edition" comic magazines from time to time to support our time valued brands, Turok and Shadow Man.

         We have traditionally derived our revenues from sales of software for the then-popular game consoles. Therefore, we must continually anticipate game console cycles and our research and development group must develop software programming tools necessary for emerging hardware systems. Our performance has been, and is expected in the future to be, negatively affected by platform transitions. In fiscal 2000, the video and computer games industry began experiencing another platform transition from 32-bit and 64-bit to 128-bit game consoles and related software. We believe that sales of 32-bit and 64-bit game consoles peaked in fiscal 1999, and deteriorated in fiscal 2000 and 2001. This transition resulted in increased competition, fewer hit titles capable of achieving significant sales levels and increased price weakness for non-hit titles. The software transition also resulted in an industry-wide software price weakness which impacted our operating results during fiscal 2000, as the market commenced a shift to next-generation systems that were launched by Sega in fiscal 2000 and Sony in fiscal 2001. Sony introduced PlayStation 2 in Japan in the spring of 2000 and shipped a limited number of units in the U.S. and Europe in the fall of 2000. Sony has indicated that it sold in excess of 20 million PlayStation 2 units worldwide to date and approximately 8.1 million units in North America through the end of February 2002. Microsoft introduced its Xbox system entering the video game console market for the first time in the U.S. in November 2001; it has announced that it sold 1.7 million Xbox units in the U.S. by the end of calendar 2001. Microsoft launched the Xbox in

Japan in February 2002 and in Europe in March 2002. Nintendo introduced its next-generation system, the GameCube, in Japan in September 2001 and in the U.S. in November 2001. Nintendo has indicated that it sold 1.3 million GameCube units in the U.S. by the end of February 2002, and has announced that it sold approximately 2.5 million units in these two territories by the end of calendar 2001. Nintendo intends to launch the GameCube in Europe in the spring of 2002. Nintendo also launched its new handheld system, Game Boy Advance, in Japan, the U.S. and Europe in the spring of 2001. In early 2001, Sega announced its plan to exit the hardware business, cease distribution and sales of its Dreamcast console and re-deploy its resources to develop software for multiple platforms. See "Factors Affecting Future Performance: Industry Trends, Platform Transitions and Technological Change May Adversely Affect Our Revenues and Profitability".

         Our current release schedule is developed around PlayStation 2, Xbox, Game Boy Advance and GameCube. We will continue to support certain legacy systems, such as PlayStation, on a limited basis. We did not release any N64 titles in fiscal 2001 or in the first half of fiscal 2002 and do not plan to release any new N64 or Dreamcast titles during the balance of fiscal 2002. Although the installed base of next-generation systems in fiscal 2001 did not support software sales at the levels achieved in fiscal 1999 ($431 million), which was prior to the recently-completed platform transition, we anticipate that the eventual installed base of the next-generation systems will provide a market for our software large enough to substantiate software sales at levels greater than those achieved in fiscal 1999, and improved gross margins are expected when compared to fiscal 2000 and 2001 (based on the predominance of CD-based product rather than cartridge-based product). Although the next-generation systems appear to have been well received in the marketplace, there can be no assurance that these next-generation game systems (e.g., Nintendo's GameCube, Microsoft's Xbox and Sony's PlayStation 2) will achieve commercial success similar to and/or consistent with the previous level of installed bases of the 32-bit PlayStation or 64-bit N64, nor can there be any assurances made as to the timing of their success. See "Liquidity and Capital Resources" below and "Factors Affecting Future Performance: Industry Trends, Console Transitions and Technological Change May Adversely Affect Our Revenues and Profitability."

         The rapid technological advances in game consoles have significantly changed the look and feel of software as well as the software development process. Currently, the process of developing software for the new 128-bit consoles is extremely complex and we expect it to become even more complex and expensive with the advent of more powerful future game systems. According to our current estimates, the average development time for a title for dedicated game consoles is between 12 and 36 months and the average development cost for a title is between $2.0 million and $8.0 million. The average time to develop our software for handheld systems is currently between six and nine months and the average development cost for a title is between $200,000 and $400,000.

         Our revenues in any period are generally driven by the titles we released in that period. We have experienced delays in the introduction of new titles, which has had a negative impact on our operations, as well as quarterly and annual reported financial results. It is likely that some of our future titles will not be released in accordance with our operating plans, in which event our results of operations and profitability in that period would be negatively affected. See "Liquidity and Capital Resources" and "Factors Affecting Future Performance: Revenues and Liquidity Are Dependent on Timely Introduction of New Titles."

         Revenues from sales of our software in fiscal 2001 increased as compared to fiscal 2000 predominantly as a result of increases in sales of PlayStation, PlayStation 2 and Game Boy products, and a reduced provision for returns and price concessions due to the change in the overall product mix from cartridge-based to CD-based product, which have a shorter order cycle and require less on-hand inventory. As a result of the industry platform transition, revenues from our 64-bit software and 128-bit software in fiscal 2001 were negatively impacted by (1) the continuous decline of the market for N64 software and our prior emphasis on developing products for the N64 platform, (2) the decline of the market for Dreamcast software and Sega's exit from the hardware market, and (3) the limited number of PlayStation 2 consoles. As of August 31, 2001, there were approximately four million PlayStation 2 consoles in the United States. See "Results of Operations" discussion below.

         Revenues from sales of our software increased in the second quarter and first half of fiscal 2002 as compared to the same periods last year predominantly from the introduction of new titles for the Xbox and GameCube game systems in the first quarter of fiscal 2002, the greater global installed base of PlayStation 2 game consoles and the release of better performing titles across all three next-generation game systems. See "Net Revenues".

         We recorded net earnings of $3.8 million, or $0.04 per diluted share, for the second quarter of fiscal 2002 (based on weighted average diluted shares outstanding of 86,893,000) compared to net earnings of $0.5 million, or $0.01 per diluted share, for the same period last year (based on weighted average diluted shares outstanding of 56,891,000). Earnings before extraordinary loss were $5.0 million, or $0.06 per diluted share, for the second quarter of fiscal 2002 compared to earnings before extraordinary loss of $0.5 million, or $0.01 per diluted share, for the same period last year. Earnings from operations of $6.4 million increased by 333% for the second quarter of fiscal 2002 as compared to the same period last year due primarily to an increase of $14.7 million in gross profit, partially offset by an increase of $9.8 million in operating expenses. See "Gross Profit" and "Operating Expenses".

         Revenues generated by CD-based products represented 93% of gross revenues while revenues generated by cartridge-based software represented 6% of gross revenues in the second quarter of fiscal 2002; this compares to 70% (CD-based) and 21% (cartridge-based) of gross revenues in the same period last year.

         We recorded net earnings of $21.2 million, or $0.25 per diluted share, for the first half of fiscal 2002 (based on weighted average diluted shares outstanding of 84,462,000) compared to net earnings of $11.3 million, or $0.20 per diluted share, for the same period last year (based on weighted average diluted shares outstanding of 56,807,000). Earnings before extraordinary loss were $22.4 million, or $0.27 per diluted share, for the first half of fiscal 2002 compared to earnings before extraordinary loss of $11.3 million, or $0.20 per diluted share for same period last year. Earnings from operations of $26.7 million increased by 72% for the first half of fiscal 2002 as compared to the same period last year due primarily to an increase of $18.6 million in gross profit, partially offset by an increase of $7.4 million in operating expenses. See "Gross Profit" and "Operating Expenses".

         Revenues generated by CD-based products represented 92% of gross revenues while revenues generated by cartridge-based software represented 7% in the first half of fiscal 2002; this compares to 75% (CD-based) and 20% (cartridge-based) in the same period last year.

         We implemented a three-tier product development strategy in fiscal 2000 to ensure that our software would be competitive for all of the next-generation hardware systems: first, we directed our studios to develop the software tools and engines for all the next-generation hardware systems, second, we ensured that the development of our key titles for next-generation systems were performed by our internal studios (for example, Turok, All Star Baseball and VEXX) and third, we contracted with independent studios for the development of software for PlayStation and Game Boy Color. Internal development of games permits us to better control variable expenses, spread the costs of our software development tools and engines across several different games, shorten the development time and costs of creating sequels (for example, All Star Baseball and Legends of Wrestling), protect the proprietary game engine technology for next-generation systems, and helps ensure the timeliness and quality of our titles. Products developed by our internal studios generated 70% of our gross revenues during the second quarter of fiscal 2002 and 55% of our gross revenues during the first half of fiscal 2002. A significant amount of the research and development work for developing the next-generation game engines was completed in fiscal 2000 and 2001. We generally expect research and development costs to increase ratably with net revenue in the future as we expand our product lines through the addition of more teams in our internal studios and the acquisition of more titles from a select group of key independent developers. See "Factors Affecting Future Performance: Profitability is Affected By Research and Development Expenditure Fluctuations due to Console Transitions and Development for Multiple Consoles."

         As we emerge from the recent game console transition and compete in the software market for next-generation systems, it is necessary that we continue to meet our product release schedule, sales projections and manage our operational expenditures at planned levels in order to generate sufficient liquidity to fund our operations. See "Liquidity and Capital Resources". Our results of operations in the future will be dependent in large part on (1) the rate of growth of the software market for 128-bit and other emerging game systems, and (2) our ability to identify, develop and timely publish, in accordance with our product release schedule, software that performs well in the marketplace.

RESULTS OF OPERATIONS

         The following table shows certain consolidated statements of operations data as a percentage of net revenues for the periods indicated:



                                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          March 3,                     March 3,
                                                                  ---------------------        -----------------------
                                                                  2002            2001            2002           2001
                                                                 ------          ------         -------        -------
Domestic revenues.............................................    77.3%           64.0%           73.2%          72.8%
Foreign revenues..............................................    22.7%           36.0%           26.8%          27.2%
                                                                 -------         -------         -------        -------
Net revenues..................................................   100.0%          100.0%          100.0%         100.0%
Cost of revenues..............................................    41.4%           33.7%           38.5%          33.5%
                                                                 -------         -------         -------        -------
Gross profit..................................................    58.6%           66.3%           61.5%          66.5%
                                                                 -------         -------         -------        -------
Operating expenses
     Marketing and selling....................................    20.5%            9.7%           17.3%          14.1%
     General and administrative...............................    15.5%           24.5%           14.2%          18.2%
     Research and development.................................    13.5%           28.4%           12.4%          20.4%
                                                                 -------         -------         -------        -------

Total operating expenses......................................    49.5%           62.6%           43.9%          52.7%
                                                                 -------         -------         -------        -------
Earnings from operations......................................     9.1%            3.7%           17.6%          13.8%

Other income (expense)
     Interest income..........................................     0.3%            0.1%            0.3%           0.3%
     Interest expense.........................................    (3.4%)          (5.6%)          (3.4%)         (4.8%)
     Other income (expense)...................................    (0.1%)           3.0%           (0.4%)          1.0%
                                                                 -------         -------         -------        -------

Total other expense...........................................    (3.2%)          (2.5%)          (3.5%)         (3.5%)
                                                                 -------         -------         -------        -------

Earnings before income taxes..................................     5.9%            1.2%           14.1%          10.3%

Income tax provision (benefit)................................    (1.2%)          (0.1%)          (0.6%)          0.2%
                                                                 -------         -------         -------        -------

Earnings before extraordinary loss............................     7.1%            1.3%           14.7%          10.1%

Extraordinary loss on early retirement of notes...............    (1.7%)             -            (0.8%)             -
                                                                 -------         -------         -------        -------

Net earnings..................................................     5.4%            1.3%           13.9%          10.1%
                                                                 =======         =======         =======        =======

NET REVENUES

     Our gross revenues were derived from the following product categories:




                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          MARCH 3,                      MARCH 3,
                                                    ------------------             ------------------
                                                     2002        2001               2002        2001
                                                    -----       ------             ------      ------
Cartridge-based software:

     Nintendo Game Boy software....................    6%          18%               7%           17%
     Nintendo 64 software..........................    -            3%               -             3%
                                                    -----       ------             ------      ------
Subtotal for Cartridge-based software..............    6%          21%               7%           20%
                                                    -----       ------             ------      ------
CD-based software:

     Microsoft Xbox: 128-bit software..............    7%           -                6%             -
     Nintendo GameCube: 128-bit software...........   20%           -               21%             -
     Sony PlayStation: 32-bit software.............    6%          49%               6%            57%
     Sony PlayStation 2: 128-bit software..........   60%           6%              59%             4%
     Sega Dreamcast: 128-bit software..............    -           15%               -             14%
                                                    -----       ------             ------      ------

Subtotal for CD-based software....................    93%          70%              92%           75%
                                                    -----       ------             ------      ------
PC Software.......................................     1%           9%               1%            5%
                                                    -----       ------             ------      ------
Total.............................................   100%         100%             100%          100%
                                                    =====       ======             ======      ======

    Note: The numbers in the above schedule do not give effect to sales credits and allowances as we do not track sales credits and allowances by product category. Accordingly, the numbers presented may vary materially from those that would be disclosed were we able to present such information net of sales credits and allowances as a percentage of net revenues.

         We derive net revenues from the shipment of finished products to our customers. Net revenues from product sales are recorded after deducting provisions for returns and price concessions.

         For the second quarter of fiscal 2002, net revenues of $70.7 million reflect an increase of approximately $30.4 million, or 75%, as compared to $40.4 million for the same period last year. The increase in net revenues resulted from a $35.6 million increase in gross revenues that was partially offset by a $5.2 million increase in our net provision for returns and price concessions. The increase in gross revenues was driven by sales of newly released software titles for the three recently introduced next-generation game systems: Xbox, GameCube and PlayStation 2. Sales of software titles for the three game systems accounted for 87% of gross revenues during the quarter. The greatest level of sales was for software titles released for PlayStation 2 which to date has the highest installed base of the three game systems.

         For the first half of fiscal 2002, net revenues of $151.8 million reflect an increase of approximately $39.4 million, or 35%, as compared to $112.4 million for the same period last year. The increase in net revenues resulted from a $42.3 million increase in gross revenues that was partially offset by a $2.9 million increase in our net provision for returns and price concessions. The increase in gross revenues was driven by sales of newly released software titles for the three recently introduced next-generation game systems: Xbox, GameCube and PlayStation 2. Sales of software titles for the three game systems accounted for 86% of gross revenues during the first half of fiscal 2002. The greatest level of sales was for software titles released for PlayStation 2 which to date has the highest installed base of the three game systems.

         Increased unit volume during the second quarter of fiscal 2002, as compared to the same period last year, contributed $55.6 million to the increase in net revenues, which was partially offset by the impact of lower average selling prices of software titles. Increased unit volume during the first half of fiscal 2002, as compared to the same period last year, contributed $98.5 million to the increase in sales, which was partially offset by the impact of lower average selling prices of some software titles. See "Gross Profit".

         Products developed by our internal studios generated 70% of gross revenues during the second quarter of fiscal 2002 and 55% of our gross revenues during the first half of fiscal 2002.

         The following game franchises accounted for a significant percentage of our gross revenues during the three and six months ended March 3, 2002 and 2001:


                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          MARCH 3,                        MARCH 3,
                                                     --------------------             ----------------
        GAME FRANCHISE                PLATFORM       2002          2001               2002       2001
----------------------------       ---------------  ------       -------             ------    -------
All-Star Baseball                  Multiple           24%             -                15%         -
Legends of Wrestling               PlayStation 2      13%             -                 8%         -
Dave Mirra Freestyle BMX           Multiple            9%           13%                17%       31%
Burnout                            PlayStation 2       7%             -                12%         -
Mary-Kate and Ashley               Multiple            3%           23%                 4%       20%
Ducati                             Multiple             -           10%                  -        4%
Vanishing Point                    Multiple             -           17%                  -        6%


         Our revenues for the first half of 2002 are better distributed among our game franchises than revenues for the same period last year as several of our game franchises materially contributed to our revenues in the current year as compared to the prior year where fewer titles had an impact. During the second quarter of fiscal 2002, All Star Baseball 2003 was rated "best of the breed" by Newsweek magazine and received the editor's choice award from Ign.com and is one of the top five selling titles as rated by NPD.

         A significant portion of our revenues in any quarter are generally derived from software first released in that quarter or in the immediately preceding quarter. See "Factors Affecting Future Performance: Revenues and Liquidity Are Dependent on Timely Introduction of New Titles," and "Our Future Success is Dependent on Our Ability to Release "Hit" Titles."

         We anticipate that our mix of domestic and foreign net revenues will continue to be affected by the content of titles we release to the extent such titles are more relatively positioned for the domestic consumer.

         In the first quarter of fiscal 2002, we moved our quarterly closing dates from the Saturday closest to the last calendar day of the quarter to the Sunday closest to the last calendar day of the quarter. This change resulted in approximately $2.5 million of additional gross revenues in the first half of fiscal 2002 but will have no effect on our gross revenues or net earnings for the year ending August 31, 2002. Our fiscal year-end date (August 31) remains unchanged.

GROSS PROFIT

         Gross profit is significantly affected by the sales mix between CD-based and cartridge-based software. Gross profit is also from time to time significantly affected by the level of price concessions provided to retailers and distributors as well as from fees paid to third-party distributors for software sold overseas. We grant price concessions to our key customers who are major retailers that control market access to the consumer, when those concessions are necessary to maintain our relationships with the retailers and access to our retail channel customers. If the consumers' demand for a specific title falls below expectations or significantly declines below previous rates of sale, a price concession or credit may be requested by our customers to spur further sales. Gross profit percentages earned on foreign software sales to third-party distributors are generally one-third lower than those on sales we make directly to foreign retailers.

         Gross profit of $41.5 million (59% of net revenues) for the second quarter of fiscal 2002 increased $14.7 million, or 55%, from $26.8 million (66% of net revenues) for the same period last year. The increased gross profit is due to significant Xbox, GameCube and PlayStation 2 software sales volume. See "Net Revenues".

         Gross profit as a percentage of net revenues decreased approximately 8% for the second quarter of fiscal 2002 as compared to the same period last year. Our gross profit as a percentage of net revenues decreased approximately 5% for the first half of fiscal 2002 as compared to the same period last year. This decrease was primarily a result of the amortization of capitalized software development costs, included in cost of revenues, off-price sales of catalog software at lower margins to certain customers in a new distribution channel and sales of software in the rental market designed to drive consumer awareness for the launch of our All-Star Baseball 2003 software title. Amortization of capitalized software development costs amounted to $3.2 million (5% of net revenues) for the second quarter of fiscal 2002 as compared to $0.2 million of amortization for the same period last year. Amortization of capitalized software development costs amounted to $5.9 million (4% of net revenues) for the first half of fiscal 2002 as compared to $0.2 million of amortization for the same period last year.

         Gross profit of $93.3 million (62% of net revenues) for first half of fiscal 2002 increased $18.6 million, or 25%, from $74.7 million (67% of net revenues) for the same period last year. The increased gross profit is due to significant PlayStation 2, GameCube and Xbox software sales volume.


         Our gross profit in fiscal 2002 will be dependent in large part on the rate of growth of the software market for 128-bit and other emerging game consoles, primarily PlayStation 2, Nintendo's GameCube and Microsoft's Xbox, and our ability to identify, develop and timely publish, in accordance with our product release schedule, software that sells through at projected levels at retail. See "Factors Affecting Future Performance: Liquidity and Meeting Cash Requirements are Dependent on Achieving Timely Product Releases and Sales Objectives."

OPERATING EXPENSES

         Operating expenses for the second quarter of fiscal 2002 of $35.0 million (50% of net revenues) were $9.8 million, or 39%, higher than the $25.3 million (63% of revenues) of operating expenses for same period last year. Operating expenses for the first half of fiscal 2002 of $66.6 million (44% of net revenues) were $7.4 million, or 13%, higher than the $59.2 million (53% of revenues) of operating expenses for same period last year.

Marketing and Selling

          Marketing and selling expenses of $14.5 million (21% of net revenues) for the second quarter of fiscal 2002 increased by $10.6 million, or 273%, from $3.9 million (10% of net revenues) for the same period last year. The second quarter fiscal 2002 increase was primarily attributable to a $3.9 million increase in royalties, a $5.3 million increase in Acclaim-directed (TV, print) and customer-directed advertising expenses in addition to a $1.4 million increase in sales commissions due to larger sales volume. The royalties increase of $3.9 million is net of a $1.1 million recovery of previously paid royalties, and is attributable to increased sales volume generated from our top selling game franchises. See "Net Revenues".

         Marketing and selling expenses of $26.3 million (17% of net revenues) for the first half of fiscal 2002 increased by $10.4 million, or 66%, from $15.9 million (14% of net revenues) for the same period last year. The increase was primarily attributable to a $5.6 million net increase in royalty expenses, a $7.3 million increase in Acclaim-directed and customer-directed advertising expenses in addition to a $0.9 million increase in sales commissions due to larger sales volume, partially offset by a $4.4 million reduction of accrued expenses for obligations that ceased under certain expired intellectual property agreements. The $5.6 million net increase in royalty expenses is attributable to increased sales volume generated from our top selling game franchises. See "Net Revenues".

         During the second quarter and the first half of fiscal 2001, we limited our funding of TV and media advertising because the estimated installed base in North America of the PlayStation 2 system was not deemed sufficient to allow marketing expenditures to be cost effective.

         Marketing and selling expenses are expected to range between 18% and 20% of projected net revenues for the balance of fiscal 2002.

General and Administrative

         General and administrative expenses of $11.0 million (16% of net revenues) for the second quarter of fiscal 2002 increased by $1.1 million, or 11%, from $9.9 million (25% of net revenues) for the same period last year. The increase was due primarily to an increase in employee-related expenses of $1.2 million due to an increase in headcount. As a percentage of net revenues, general and administrative expenses decreased to 16% for the second quarter of fiscal 2002 from 25% for the same period last year. The improvement in general and administrative expenses as a percentage of net revenues resulted primarily from the increases in net revenues for the second quarter of fiscal 2002 as compared to the same period last year.

         General and administrative expenses of $21.5 million (14% of net revenues) for the first half of fiscal 2002 increased by $1.0 million, or 5%, from $20.4 million (18% of net revenues) for the same period last year. The increase was due primarily to a increase in employee-related expenses of $1.6 million resulting from an increase in headcount, partially offset by a $0.6 million reduction in computer related expenses. As a percentage of net revenues, general and administrative expenses decreased to 14% from 18% for the same period last year. The improvement in general and administrative expenses as a percentage of net revenues resulted primarily from the increases in net revenues for the first half of fiscal 2002 as compared to the same period last year.

Research and Development.

         Research and development expenses of $9.6 million (14% of net revenues) decreased by $1.9 million, or 17%, for the second quarter of fiscal 2002 from $11.5 million (28% of net revenues) for the same period last year. The decrease was due primarily to the greater number of software titles in development that met the test of technological feasibility resulting in a $3.3 million increase in the amount of software development costs capitalized, and a $1.3 million reduction in external development costs, partially offset by a $3.3 million increase in internal development costs. As a percentage of net revenues, research and development expenses decreased to 14% for the second quarter of fiscal 2002 from 28% for the same period last year. The reduction in expense resulted primarily from the increase in capitalized software development costs.

         Research and development expenses of $18.8 million (12% of net revenues) decreased by $4.1 million, or 18%, for the first half of fiscal 2002 from $22.9 million (20% of net revenues) for the same period last year. The decrease was due primarily to the greater number of software titles in development that met the test of technological feasibility resulting in a $6.9 million increase in the amount of software development costs capitalized, and a $2.0 million reduction in external development costs, partially offset by a $6.0 million increase in internal development costs. As a percentage of net revenues, research and development expenses decreased to 12%, from 20% for the same period last year. The reduction resulted primarily from the increase in capitalized software development costs.

         Because expenditures for developing the software tools and the game engines for next-generation consoles are complete, we expect we now possess proprietary game engines and technology for the next-generation systems, which will allow for more cost-effective and quicker development of games. We expect research and development expenditures to increase proportionately as our net revenues increase. Research and development expenses are expected to range between 14% and 16% of projected net revenues for the balance of fiscal 2002.

OTHER INCOME AND EXPENSE


Interest Income

         For the second quarter of fiscal 2002, interest income increased by $151,000, or 539%, to $179,000 (0.3% of net revenues) from $28,000 (0.1% of net revenues) for the same period last year. The increase is due to an increase in our average cash balances, partially offset by a general decrease in interest rates.

         For the first half of fiscal 2002, interest income increased by $0.1 million, or 32%, to $0.4 million (0.3% of net revenues) from $0.3 million (0.3% of net revenues) for the same period last year. The increase is due to an increase in our average cash balances, partially offset by a general decrease in interest rates.

Interest expense.

         For the second quarter of fiscal 2002, interest expense increased by $0.2 million, or 7%, to $2.4 million (3% of net revenues) from $2.2 million (6% of net revenues) for the same period last year. The increase was due primarily to $0.3 million of interest expense incurred in connection with our supplemental loan (see "Liquidity and Capital Resources"), and a $0.5 million increase in interest expense incurred from the greater level of advances on accounts receivable we received from our factor, partially offset by a $0.6 million decrease in interest expense related to the decrease in the outstanding balance of our 10% convertible subordinated notes, which were repaid on March 1, 2002.

         For the first half of fiscal 2002, interest expense decreased by $0.2 million, or 3%, to $5.2 million (3% of net revenues) from $5.4 million (5% of net revenues) for the same period last year. The decrease was due primarily to a $1.0 million decrease in interest expense incurred on the outstanding balance of our 10% subordinated convertible notes, partially offset by a $0.7 million increase in interest expense incurred in connection with our supplemental bank loan.

         During the third and fourth quarters of fiscal 2001 we retired $20.5 million principal amount of our 10% convertible subordinated notes. During this period, we incurred short-term bank loans that bear interest at lower rates than the notes.

Other income (expense).

         For the second quarter of fiscal 2002, other income (expense) decreased by $1.3 million, or 103%, to expense of $39,000 (0.1% of net revenues) from income of $1.2 million (3% of net revenues) for the same period last year. The decrease resulted primarily from $1.0 million we paid to investors as a result of the delayed effectiveness of a registration statement covering the resale of the shares of common stock issued in connection with our July 2001 private placement, and foreign currency exchange losses.

         For the first half of fiscal 2002, other income (expense) decreased by $1.6 million, or 152%, to expense of $0.6 million (0.4% of net revenues) from income of $1.1 million (0.9% of net revenues) for the same period last year. The decrease resulted primarily from $1.0 million we paid to investors as a result of the delayed effectiveness of a registration statement covering the resale of the shares of common stock issued in connection with our July 2001 private placement, and foreign currency exchange losses.

INCOME TAXES

         For the second quarter of fiscal 2002, income tax provision (benefit) changed by $776,000 to a benefit of $830,000 (1.2% of net revenues) from a benefit of $54,000 (0.1% of net revenues) in the same period last year. The change was due primarily to a $0.8 million foreign tax credit we received in connection with tax returns we filed in prior years.

         For the first half of fiscal 2002, income tax provision (benefit) changed by $1.2 million to a benefit of $1.0 million (0.6% of net revenues) from a provision of $197,000 (0.2% of net revenues) in the same period last year. The change was due primarily to a $0.8 million foreign tax credit we received in connection with tax returns we filed in prior years. We had a federal income tax receivable of $1.6 million at March 3, 2002.

         As of August 31, 2001, we had a U.S. tax net operating loss carryforward of approximately $201.0 million expiring in fiscal years 2011 through 2021.

EXTRAORDINARY LOSS

         During the second quarter and first half of fiscal 2002 we incurred an extraordinary loss of $1.2 million on the early retirement of $12.7 million in principal amount of convertible notes (plus $0.6 million accrued interest) through the issuance of a total of 4,209,420 common shares with a fair value of $14.3 million.

NET EARNINGS

         We recorded net earnings of $3.8 million, or $0.04 per diluted share (based on weighted average diluted shares outstanding of 86,893,000), for the second quarter of fiscal 2002 compared to net earnings of $0.5 million, or $0.01 per diluted share (based on weighted average diluted share outstanding of 56,891,000) for the same period last year.

         We recorded net earnings of $21.2 million, or $0.25 per diluted share (based on weighted average diluted shares outstanding of 84,462,000), for the first half of fiscal 2002 compared to net earnings of $11.3 million, or $0.20 per diluted share (based on weighted average diluted shares outstanding of 56,807,000) for the same period last year.

SEASONALITY

         Our business is seasonal, with higher revenues and operating income typically occurring during our first, second and fourth fiscal quarters (which corresponds to the holiday-selling season). The timing of the delivery of software titles and the release of new products cause material fluctuations in the our quarterly revenues and earnings, which causes our results to vary from the seasonal patterns of the industry as a whole. See "Factors Affecting Future
Performance: Revenues Vary Due to the Seasonal Nature of Video and PC Game Software Purchases."

LIQUIDITY AND CAPITAL RESOURCES

         At March 3, 2002, we had working capital of approximately $18.5 million as compared to ($43.1) million at August 31, 2001. The improvement of $61.6 million in working capital during the first half of fiscal 2002 is mainly attributable to the retirement of our 10% convertible subordinated notes of $29.2 million, the net proceeds from our February 2002 private placement of $19.8 million, and the increase in accounts receivable, net, of $23.4 million. See "Factors Affecting Future Performance: Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of our Primary Lender and Vendors, and Our Ability to Achieve Our Projected Revenue Levels".

         At August 31, 2001, our working capital and stockholders' deficits, and the recurring use of cash in operating activities raised substantial doubt at that time about our ability to continue as a going concern. We managed our short-term liquidity during the first half of fiscal 2002, by receiving advances of $9.7 million from our primary lender under our North American credit agreement and under international factoring agreements . In fiscal 2001 we also addressed our short-term liquidity by receiving additional interim borrowings under our credit agreement with our primary lender and with short-term financing from affiliates, which was borrowed and repaid in each of the second and third quarters of fiscal 2001. To enhance long-term liquidity during the first half of fiscal 2002 we raised net proceeds of $19.8 million in a private placement of common stock and retired $12.7 million of 10% convertible subordinated notes through the issuance of common stock. During fiscal 2001, to enhance long-term liquidity, we implemented targeted expense reductions, including a significant reduction in the number of our personnel, and raised net proceeds of $31.5 million from a private placement of common stock, $4.8 million from other sales of common stock and $9.5 million from a loan participation transaction between our primary lender and other lenders. Our future long-term liquidity will be significantly dependent on our ability to timely develop and market new software products that achieve widespread market acceptance for use with the hardware platforms that dominate the market.

         The Company's liquidity and capital resources are subject to certain risks. See "Factors Affecting Future Performance: Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of Our Primary Lender and Vendors, and Our Ability to Achieve Our Projected Revenue Levels."

         In March 2002, our primary lender agreed to amend certain provisions of our revolving credit and security agreement to provide for a supplemental discretionary loan of up to $5.0 million above the standard borrowing formula as long as we are in compliance with our agreements with the lender, which amount, if borrowed, is required to be repaid by us by no later than June 2, 2002.

         In January 2002, our primary lender advanced us a discretionary supplemental loan of $5.0 million above the standard borrowing formula under our revolving credit and security agreement, which we repaid in full on March 6, 2002.

         In July 2001, our primary lender agreed to advance us a discretionary supplemental loan of $10 million above the standard borrowing formula under our revolving credit and security agreement, which we repaid in full on January 7, 2002.

         As additional security for the supplemental loans, we granted our primary lender a second mortgage on our headquarters located in Glen Cove, New York, and two of our officers personally pledged to the lender a total of 1,568,000 shares of our common stock, with an approximate total market value of $6.2 million at March 3, 2002. In the event the market value of the pledged stock (based on a ten trading day average reviewed by our lender monthly) decreases below $5.0 million and the executive officers do not deliver additional shares of our stock to cover the shortfall, our lender is entitled to reduce the supplemental loan by an amount equal to the shortfall. The shares pledged as collateral as of March 3, 2002 included an aggregate of 317,000 shares of common stock that the officers delivered as additional collateral in October 2001 to cover a shortfall in the market value of the shares they had already pledged. Those shares were timely delivered to our lender and no reduction to our supplemental loan was necessary. We estimate that the fair value of providing the collateral by the officers for the supplemental loans amounted to approximately $0.2 million. In connection with the supplemental loans, we issued to our lender a five-year-warrant to purchase 100,000 shares of our common stock at an exercise price of $4.70 per share, which was equal to the market price per share on the date of issuance. The fair value of the warrants was $0.4 million. Our lender will release all of the pledged shares following a 30-day period in which we are not in an overformula position that exceeds $1.0 million.

         On February 12, 2002, we retired $3.4 million in principal amount of 10% convertible subordinated notes plus accrued interest of approximately $148,000 in exchange for 956,000 shares of our common stock. On February 14, 2002, we retired an additional $9.3 million in principal amount of the notes plus accrued interest of approximately $425,000 in exchange for 3,253,420 shares of common stock. We recorded a total extraordinary loss on the early retirement of these notes of $1.2 million in the second quarter of fiscal 2002, reflecting the total excess of the fair value of the shares issued of $14.5 million over the principal amount of the notes retired plus accrued interest.

         During the second quarter of fiscal 2002, a total of $4.3 million in principal amount of the 10% convertible subordinated notes was converted to 830,000 shares, pursuant to the indenture governing our notes, at a conversion price of $5.18 per share.

         On March 1, 2002, we timely repaid in full, the $12.8 million of remaining outstanding principal ($12.2 million) and interest (approximately $0.6 million) due on the 10% convertible subordinated notes.

         On February 13, 2002, we issued a total of 7,166,667 shares of our common stock in a private placement to certain qualified institutional buyers and accredited investors at a price of $3.00 per share, for aggregate gross proceeds of $21.5 million. We recorded $19.8 million to stockholders' equity during the first half of fiscal 2002 to reflect the net proceeds from the placement. Direct expenses incurred in connection with the private placement of $1.7 million were payable at March 3, 2002. The per share price represented an approximate 10% discount to the then-recent public trading price of the common stock. We intend to use the proceeds of the private placement for our working capital, the acquisition of products and product licensing, and possible strategic acquisitions. We agreed to file a registration statement with the SEC covering the resale by the investors of all the common stock issued in the offering. If the registration statement is not declared effective on or prior to May 14, 2002, we are obligated to pay each investor an amount equal to 1% of the purchase price paid for the shares purchased by that investor. Thereafter, for every 30 days that pass without the registration statement being declared effective, we are obligated to pay to each investor an additional amount equal to 1% of the purchase price paid for the shares purchased by that investor.

         As a result of the private placement and anti-dilution provisions included in certain of our warrants outstanding on the date the private placement was consummated, in February 2002 we modified the terms of two warrants we had previously issued. One warrant, which was originally issued in October 2001 to our primary lender was modified to increase the number of shares purchasable under the warrant to 136,171 from 100,000 and to decrease the exercise price to $3.00 per share from $4.70 per share. Another warrant, which was originally issued in August 2001, was modified to decrease the exercise price to $3.56 per share from $3.60 per share. As a result of these modifications, the Company recorded an additional non-cash financing charge relating to these warrants of $113,000 which is included in interest expense for the first half of fiscal 2002.

         In July 2001, we successfully completed a private placement of 9,335,334 shares of our common stock to certain investors for gross proceeds of $33.6 million. The capital raised from the private placement was utilized for ongoing product development for the next-generation systems, the acquisitions of additional strategic properties, integrated marketing and advertising campaigns and the continued reduction of outstanding liabilities. The common stock issued to the investors is covered by a registration statement on file with the SEC, which was declared effective on December 12, 2001. As a result of the delayed effectiveness of the registration statement covering the resale of the shares of common stock issued in connection with the private placement, we paid to the investors a total of $1.0 million during the first half of fiscal 2002 which is included in other expense in our statement of operations.

         In March 2001, our primary lender entered into participation agreements with junior participants under our credit agreement. Following the participation, our lender advanced $9.5 million to us under our credit agreement for working capital purposes. Our credit agreement requires that we repay the $9.5 million to our lender upon termination of the credit agreement for any reason, and the junior participation agreements require our lender to repurchase the participation from the junior participants on March 12, 2005 or the date our credit agreement is terminated and we repay all amounts outstanding thereunder, whichever is earlier. If we are not able to repay the participation, the junior participants would have subordinate rights assigned to them under our North American credit agreement with respect to the unpaid participation.

         In order to meet our debt service obligations, from time to time we also depend on dividends, advances and transfers of funds from our subsidiaries. State and foreign law regulate the payment of dividends by these subsidiaries, which is also subject to the terms of our North American credit agreement. A significant portion of our assets, operations, trade payables and indebtedness is located among these foreign subsidiaries. The creditors of the subsidiaries would generally recover from these assets on the obligations owed to them by the subsidiaries before any recovery by the our creditors and before any assets are distributed to stockholders.

         The actions we have taken have contributed to returning our annual operations to profitability in fiscal 2001 and the first half of fiscal 2002, and we currently anticipate no need to implement further expense reductions. However, we cannot assure our stockholders and investors that we will achieve the overall projected sales levels based on our planned product release schedule, achieve profitability or achieve the cash flows necessary to avoid further expense reductions in fiscal 2002. See "Industry Trends, Console Transitions and Technological Change May Adversely Affect Our Revenues and Profitability".

         We derived net cash from operating activities of approximately $6.1 million during the first half of fiscal 2002 and used cash from operating activities of $8.1 million during the first half of fiscal 2001. The $14.2 million change in net receipt of cash is primarily attributable to the following in the first half of fiscal 2002 as compared to the same period last year:

     o   $9.8 million increase in net earnings,
     o   $20.8 million increase in the growth of accrued expenses,
     o $5.6 million increase in amortization of capitalized software development costs,
     o $2.9 million increase in the net provision for returns and price concessions, partially offset by a;
     o   $15.1 million increase in the growth of accounts receivable,
     o   $6.2 million increase in the growth of prepaid expenses,
     o   $6.6 million increase in the growth of inventories.

The increased growth of accounts receivable, net, represents a greater use of cash in the first half of fiscal 2002 as compared to the same period last year as a result of the increase in net revenues as well as an increase in the average time it took to collect accounts receivable. The increased growth of accrued expenses represents a generation of cash in the first half of fiscal 2002 as compared to a use of cash in the same period last year. This change is due to an increase in cost of revenues for the first half of fiscal 2002 associated with the increase in revenues in that period as compared to a decrease in product related costs in the first half of fiscal 2001 associated with the lower revenues in that period. The increased growth of prepaid expenses represents a use of cash in the first half of fiscal 2002 rather than a derivation of cash in the first half of fiscal 2001. This change is due to the timing of prepaid royalties and other prepayments.

         We used net cash in investing activities of approximately $10.4 million during the first half of fiscal 2002 and $1.5 million during the first half of fiscal 2001. Net cash used in investing activities in the first half of fiscal 2002 was primarily for capitalized software development costs in the amount of $8.5 million and in the first half of fiscal 2001 was primarily for capitalized software development costs in the amount of $1.5 million.

         We derived net cash from financing activities of approximately $21.7 million during the first half of fiscal 2002 as compared to $5.9 million during the first half of fiscal 2001. The net cash provided by financing activities in the first half of fiscal 2002 is primarily attributable to the $21.5 million gross proceeds received from the February 2002 private placement, and the $9.7 million of net advances received under the North American credit agreement with our primary lender and $3.2 million of proceeds received from the exercise of stock options and warrants. The net cash derived from financing activities during the first half of fiscal 2001 primarily resulted from $5.8 million of net advances received under the North American credit agreement with our primary lender.

         We generally purchase our inventory of Nintendo software by opening letters of credit when placing the purchase order. At March 3, 2002, the amount outstanding under letters of credit was approximately $0.3 million. Additionally, there were open letters of credit amounting to $1.9 million. Other than such letters of credit and ordinary course of business minimum royalty and payable obligations, as of March 3, 2002, we did not have any material operating or capital expenditure commitments.

         Our relationship with our primary lender was established in 1989 pursuant to our North American credit agreement. The credit agreement expires on August 31, 2003 but automatically renews for additional one-year periods, unless terminated upon 90 days' prior notice by either party. Advances under the credit agreement bear interest at 1.50% above our lender's prime rate. Borrowings in excess of an availability formula bear interest at 2.00% above our lender's prime rate. Under the credit agreement, combined advances may not exceed a maximum loan amount of $70 million or the formula amount, whichever is less. We draw down working capital advances and open letters of credit against the facility in amounts determined based on a formula that takes into account, among other things, our inventory, equipment and eligible receivables due from our lender, as factor. All obligations under the credit agreement are secured by substantially all of our assets. Pursuant to the terms of the credit agreement, we are required to maintain specified levels of working capital and tangible net worth, among other financial covenants. As of March 3, 2002, we were in compliance with those financial covenants. We are presently negotiating with our lender to amend and restate the credit agreement.

         We and our primary lender also are parties to a factoring agreement, which expires on January 31, 2003 but automatically renews for additional one-year periods, unless terminated upon 90 days' prior notice by either party. Pursuant to the factoring agreement, we assign to our lender and our lender purchases our U.S. account receivables. Under the factoring agreement, our lender remits payments to us with respect to assigned U.S. accounts receivable that are within approved credit limits and that are not in dispute. The purchase price of the assigned accounts receivable is the invoice amount which is adjusted for any returns, discounts and other customer credits or allowances. Our lender, in its discretion, may provide advances to us under the North American credit agreement taking into account, among other things, eligible receivables due from them, as factor under the factoring agreement; at March 3, 2002 our lender was making advances to us based on 60% of eligible receivables due from them. As of March 3, 2002, the factoring charge amounted to 0.25% of the assigned accounts receivable with invoice payment terms of up to 60 days and an additional 0.125% for each additional 30 days or portion thereof.

         In addition, Acclaim Entertainment, Ltd., our U.K. subsidiary, and GMAC Commercial Credit Limited (GMAC U.K.) are parties to a seven-year term secured credit facility entered into in March 2000, related to our purchase of a building in the U. K. Borrowings, which may not exceed(pound)3,805,000 under the facility, bear interest at LIBOR plus 2.00%. The maximum amount of the facility has been advanced to us. As of March 3, 2002, the balance due to GMAC U.K. was(pound)3,406,000 (approximately $4,854,000). All obligations under our international facility are secured by substantially all of our subsidiary's assets including a building currently held for sale by us in the U.K. We and a number of our foreign subsidiaries have guaranteed the obligations of Acclaim U.K. under this international facility and related agreements.

         GMAC U.K. , Acclaim U.K. and a number of our other foreign subsidiaries are also parties to separate factoring agreements. Under those factoring agreements, the foreign subsidiaries assign the majority of their accounts receivable to GMAC U.K., on a full recourse basis. Under the factoring agreements, upon receipt by GMAC U.K. of confirmation that our subsidiary has delivered product to our customers and remitted the appropriate documentation to GMAC U.K., GMAC U.K. remits payments to our subsidiary, less discounts and administrative charges.

         We have a mortgage on our corporate headquarters. At March 3, 2002, the outstanding principal balance on the mortgage was $0.3 million. On March 6, 2002, we repaid the principal balance outstanding.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate the estimates to determine their accuracy and make adjustments when deemed necessary. Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2001 describes the significant accounting policies and methods we use in the preparation of our consolidated financial statements. Estimates are used for, but not limited to, accounting for the allowance for returns and price concessions, the valuation of inventory, the recoverability of advance royalty payments and the amortization of capitalized software development costs. We base estimates on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results for which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Our critical accounting policies include the following:

Revenue Recognition

         We apply the provisions of Statement of Position 97-2, "Software Revenue Recognition." Accordingly, revenue for noncustomized software is recognized when persuasive evidence of an arrangement exists, we have delivered the software, our selling price is fixed and determinable and collectibility of the resulting receivable is deemed probable. All revenues associated with sales of software products is recognized at the time they are shipped to customers as our revenue arrangements do not include multiple elements such as upgrades, postcontract customer support or other elements. Our selling price for software products is fixed and determinable at the time titles are shipped to retail customers. Revenues for shipments to distributors are recognized when the invoice is paid or the product has been resold by the distributor. Software sales are typically evidenced by a signed customer purchase order. We record sales net of an allowance for estimated returns and price concessions we may grant to our key customers. See our policy related to "Allowances for Returns and Price Concessions" below. Collectibility is generally deemed probable at the time titles are shipped to customers as the majority of our sales are to major retailers that possess significant economic substance, our arrangements consist of payment terms ranging between 60 and 90 days, and the customers' obligation to pay is not contingent on product resale in the retail channel.

Allowances for Returns and Price Concessions

         We are not contractually obligated to accept returns, except for defective product. We grant price concessions to our key customers who are major retailers that control the market access to the consumer when those concessions are necessary to maintain our relationship with the retailers and access to its retail channel customers. If the consumers' demand for a specific title falls below expectations or significantly declines below previous rates of sale, then, a price concession or credit may be negotiated to spur further sales. We record revenue net of an allowance for estimated returns and price concessions. In order to evaluate the adequacy of those allowances, we analyze historical returns, current sell through of product and retailer inventory, current economic trends, changes in consumer demand and acceptance of our products in the marketplace, among other factors. Significant management judgements and estimates must be used in connection with establishing the allowance for returns and price concessions in any accounting period. Material differences may result in the amount and the timing of our revenue for any period if management made different judgements or utilized different estimates. Allowances for returns and price concessions are reflected as a reduction of accounts receivable when we have agreed to grant credits to our customers for items; otherwise, they are reflected as an accrued liability.

Prepaid Royalties

         Royalty advances represent non-refundable advance payments primarily made to licensors of intellectual properties. All royalty payments included in prepaid expenses are recoupable against future royalties due from software or intellectual properties licensed under the terms of the agreements. Prepaid royalties are expensed at contractual royalty rates based on actual net product sales. That portion of prepaid royalties deemed unlikely to be recovered through product sales is charged to expense. We evaluate whether or not royalties are likely to be recovered based on our estimate of future net product sales. Significant management judgements and estimates must be used in connection with estimating future net product sales. Material differences between actual future sales and those projected may result in the amount and timing of royalty expense to vary. Royalty advances are classified as current or noncurrent assets based on projected net product sales within the next fiscal year.

Capitalized Software Development Costs

         We capitalize software development costs once technological feasibility of the product is established in accordance with Statement of Financial Accounting Standard No. 86 "Accounting for the Costs of Computer Software to be Sold, Licensed, or Otherwise Marketed". Prior to establishing technological feasibility, we expense software development costs to research and development. Subsequent to establishing technological feasibility but before general release of the software, we capitalize development costs. For sequel products, once a proven game engine technology exists and we have detailed program designs and other criteria supporting the technological feasibility of the title in development have been met, we capitalize the remaining software development costs and begin to expense them upon release of the product or when they are deemed unrecoverable. Once the software is released to the public, we expense ongoing development costs and amortize capitalized development costs to cost of revenues. We capitalized approximately $4.6 million and $8.8 million of software development costs and amortized $3.3 million and $5.9 million of previously capitalized costs in the first half of fiscal 2002, respectively, while we capitalized $1.0 million and $1.5 million of software development costs in the same periods last year. We amortize capitalized software development costs for a product and record in cost of revenues the greater of the amount computed using the ratio that current gross revenues for that product bear to the total of current and anticipated future gross revenues for that product or using the straight-line method over the estimated economic life of the product up to a maximum of three months. Significant management judgements and estimates must be used in connection with estimating future gross revenues. Material differences between actual gross revenues and those projected may result in the amount and timing of amortization to vary.

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

FACTORS AFFECTING FUTURE PERFORMANCE

         Our future operating results depend upon many factors and are subject to various risks and uncertainties. The known material risks and uncertainties which may cause our operating results to vary from anticipated results or which may negatively affect our operating results and profitability are as follows:

OUR ABILITY TO MEET CASH REQUIREMENTS AND MAINTAIN NECESSARY LIQUIDITY RESTS IN PART ON THE COOPERATION OF OUR PRIMARY LENDER AND VENDORS, AND OUR ABILITY TO ACHIEVE OUR PROJECTED REVENUE LEVELS

         We rely on our primary lender to assist us in meeting our cash needs on an ongoing basis. We also rely on our vendors to provide us with favorable payment terms. If we do not substantially achieve our projected revenue levels for fiscal 2002, fail to operate within our projected expense levels, or do not receive the ongoing support of our lender and our vendors, we may be unable to meet our cash and operating requirements for the next twelve months, which would require additional financing to fund operations and/or the implementation of expense reductions, and which may result in a default under our North American credit agreement. Some of these measures would require third-party consents or approvals, including that of our lender, and there can be no such assurance that those consents or approvals, or additional financing, could be obtained. Based on the interim support provided by our lender, from time to time, in the form of advances against receivables and inventory and periodic discretionary supplemental loans, our recent repayment in full of our 10% convertible subordinated notes, our February 2002 private placement of common stock for net proceeds of $19.8 million, the ongoing support of our vendors and anticipated positive cash flow from operations, we expect to meet our currently projected cash and operating requirements for the next twelve months, although this is not assured.

         If a default were to occur under our credit agreement and is not timely cured or waived by our lender or if this were to happen and our debt could not be refinanced or restructured, our lender could pursue its remedies, including:
(1) penalty rates of interest; (2) demand for immediate repayment of the debt; and/or (3) the foreclosure on any of our assets securing the debt. If this were to happen and we were liquidated or reorganized, after payment to the creditors, there would likely be insufficient assets remaining for any distribution to our stockholders.

         In March 2002, we amended certain provisions of our credit agreement and factoring agreements with our lender, and we are currently negotiating with our lender to amend and restate those agreements. Although we currently comply with the financial covenants contained in the agreement with our lender, in the past we have received waivers for noncompliance with such covenants. We cannot make any assurances that we will continue to be able to comply with the financial covenants, or that if we do not comply, that such noncompliance will be waived.

         The actions we have taken have contributed to returning our annual operations to profitability in fiscal 2001 and the first half of fiscal 2002, and we currently anticipate no need to implement further expense reductions. However, we cannot assure our stockholders and investors that we will achieve the overall projected sales levels based on our planned product release schedule, achieve profitability or achieve the cash flows necessary to avoid further expense reductions in fiscal 2002. See "Industry Trends, Console Transitions and Technological Change May Adversely Affect Our Revenues and Profitability".

GOING CONCERN CONSIDERATION

         At August 31, 2001, our independent auditors' report, as prepared by KPMG LLP and dated October 23, 2001, which appears in our 2001 Form 10-K, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital and stockholders' deficits at August 31, 2001 and the recurring use of cash in operating activities.

         Since the date of this auditors' report, we have retired $12.7 million and converted $4.3 million in principal amount of our convertible subordinated notes in exchange for common stock and repaid the remaining $12.2 million principal amount in full on March 1, 2002, completed a private placement for net proceeds of $19.8 million, and maintained profitable operations. These factors have improved our working capital position and eliminated our stockholders' deficit. We believe our improved working capital position and stockholders' equity have contributed to our ability to continue as a going concern.

REVENUES AND LIQUIDITY ARE DEPENDENT ON TIMELY INTRODUCTION OF NEW TITLES

         The timely shipment of a new title depends on various factors, including the development process, debugging, approval by hardware licensors, and approval by third-party licensors. It is likely that some of our titles will not be released in accordance with our operating plans. Because net revenues associated with the initial shipments of a new product generally constitute a high percentage of the total net revenues associated with the life of a product, a significant delay in the introduction of one or more new titles would negatively affect or limit sales (as was the case in the first quarter of fiscal
2002) and have a negative impact on our financial condition, liquidity and results of operations, as was the case in fiscal 2000 and 2001. We cannot assure stockholders that our new titles will be released in a timely fashion in accordance with our business plan.

         The average life cycle of a new title generally ranges from less than three months to upwards of twelve to eighteen months, with the majority of sales occurring in the first 30 to 120 days after release. Factors such as competition for access to retail shelf space, consumer preferences and seasonality could result in the shortening of the life cycle for older titles and increase the importance of our ability to release new titles on a timely basis. Therefore, we are constantly required to introduce new titles in order to generate revenues and/or to replace declining revenues from older titles. In the past, we experienced delays in the introduction of new titles, which have had a negative impact on our results of operations. The complexity of next-generation systems has resulted in higher development expenditures, longer development cycles, and the need to carefully monitor and plan the product development process. If we do not introduce titles in accordance with our operating plans for a period, our results of operations, liquidity and profitability in that period could be negatively affected.

INDUSTRY TRENDS, CONSOLE TRANSITIONS AND TECHNOLOGICAL CHANGE MAY ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY

         The life cycle of existing game systems and the market acceptance and popularity of new game systems significantly affects the success of our products. We cannot guarantee that we will be able to predict accurately the life cycle or popularity of each system. If we (1) do not develop software for games consoles that achieve significant market acceptance; (2) discontinue development of software for a system that has a longer-than-expected life cycle;
(3) develop software for a system that does not achieve significant popularity; or (4) continue development of software for a system that has a shorter-than-expected life cycle, our revenues and profitability may be negatively affected and we could experience losses from operations.

         In addition, the cyclical nature of the video and computer games industry requires us to continually adapt software development efforts to emerging hardware systems. The industry recently completed a hardware transition from 32-bit and 64-bit to 128-bit game consoles such as Sony's PlayStation 2, Nintendo's GameCube and Microsoft's Xbox. Although the initial launch of the Xbox in the U.S. and the GameCube in the U.S. and Japan appears to have been successful, no assurance can be given that these new game consoles will achieve commercial success worldwide similar to and/or consistent with the previous level of installed bases of the 32-bit PlayStation or 64-bit N64, nor can any assurances be made as to the timing of their success. For example, in early 2001, Sega announced its plans to exit the hardware business, cease distribution and sales of its Dreamcast console and re-deploy its resources to develop software for multiple consoles. In addition, we cannot guarantee that we will be successful in developing and publishing software for these new systems. Further, we have no control over the release dates of new game systems or the number of units that will be shipped upon release. It is difficult to ensure that our schedule for releasing new titles will coincide with the release of the corresponding game systems. Additionally, if fewer than expected units of a new game system are produced or shipped, such as occurred in early fiscal 2001 with Sony's PlayStation 2, we may experience lower-than-expected sales. Although the number of consoles produced and shipped during the initial introduction of Microsoft's Xbox in the U.S. and Nintendo's GameCube in the U.S. and Japan met expectations, there can be no assurance that the introduction of the Xbox in Europe and Japan and the GameCube in Europe will be as successful.

OUR FUTURE SUCCESS IS DEPENDENT ON OUR ABILITY TO RELEASE "HIT" TITLES

         The market for software is "hits" driven. Therefore, our future success depends on developing, publishing and distributing "hit" titles for popular systems. If we do not publish "hit" titles in the future, our financial condition, results of operations and profitability could be negatively affected, as has occurred in the past. It is difficult to predict consumer preferences for titles, and few titles achieve sustained market acceptance. We cannot assure stockholders that we will be able to publish "hit" titles in the future.

IF PRODUCT RETURNS, PRICE CONCESSIONS AND ADJUSTMENTS EXCEED ALLOWANCES, WE MAY INCUR LOSSES

         In the past, particularly during platform transitions, we have had to increase our price concessions granted to our retail customers. Coupled with more competitive pricing, if our allowances for returns and price concessions are exceeded, our financial condition and results of operations will be negatively impacted, as has occurred in the past. We grant price concessions to our key customers who are major retailers that control market access to the consumer, when those concessions are necessary to maintain our relationships with the retailers and access to our retail channel customers. If the consumers' demand for a specific title falls below expectations or significantly declines below previous rates of sale, then, a price concession or credit may be requested by our customers to spur further sales.

         Management makes significant estimates and assumptions regarding allowances for estimated product returns and price concessions in preparing the financial statements. Management establishes allowances at the time of product shipment, taking into account the potential for product returns and price concessions based primarily on: market acceptance of products in retail and distributor inventories; level of retail inventories and product retail sell-through rates; seasonality; and historical return and price adjustment rates. Management monitors and adjusts these allowances quarterly to take into account actual developments and results in the marketplace. We believe that at March 3, 2002, our allowances for returns and price concessions were adequate, but we cannot guarantee the adequacy of our current or future allowances.

IF WE ARE UNABLE TO OBTAIN OR RENEW LICENSES FROM HARDWARE DEVELOPERS, WE WILL NOT BE ABLE TO RELEASE SOFTWARE FOR POPULAR SYSTEMS

         We are substantially dependent on each hardware developer (1) as the sole licensor of the specifications needed to develop software for its game system; (2) as the sole manufacturer (Nintendo and Sony software) of the software developed by us for its game systems; (3) to protect the intellectual property rights to their game consoles and technology; and (4) to discourage unauthorized persons from producing software for its game systems.

         Substantially all of our revenues have historically been derived from sales of software for game systems. If we cannot obtain licenses to develop software from developers of popular interactive entertainment game consoles or if any of our existing license agreements are terminated, we will not be able to release software for those systems, which would have a negative impact on our results of operations and profitability. Although we cannot assure stockholders that when the term of existing license agreements end we will be able to obtain extensions or that we will be successful in negotiating definitive license agreements with developers of new systems, to date we have always been able to obtain extensions or new agreements with the hardware companies.

         Our revenue growth may also be dependent on constraints the hardware companies impose. If new license agreements contain product quantity limitations, our revenue, cash flows and profitability may be negatively impacted.

         In addition, when we develop software titles for systems offered by Sony and Nintendo, the products are manufactured exclusively by that hardware manufacturer. Since each of the manufacturers is also a publisher of games for its own hardware systems, a manufacturer may give priority to its own products or those of our competitors in the event of insufficient manufacturing capacity. We could be materially harmed by unanticipated delays in the manufacturing and delivery of products.

PROFITABILITY IS AFFECTED BY RESEARCH AND DEVELOPMENT EXPENDITURE FLUCTUATIONS DUE TO CONSOLE TRANSITIONS AND DEVELOPMENT FOR MULTIPLE CONSOLES

         Our cash outlays for product development for the first half of fiscal 2002 (a portion of which were expensed and the remainder of which were capitalized) were higher than the same period last year, and our product development cash outlays may increase in the future as a result of releasing more games across multiple platforms, delayed attainment of technological feasibility and the complexity of developing games for the new 128-bit game consoles, among other reasons. We anticipate that our profitability will continue to be impacted by the levels of research and development expenditures relative to revenues, and by fluctuations relating to the timing of development in anticipation of future platforms.

         During fiscal 2001, we focused our development efforts and costs on N64, PlayStation, PlayStation 2, Xbox and Dreamcast, while incurring incremental costs in the development of tools and engines necessary for the new platforms. Our fiscal 2002 release schedule is developed around PlayStation 2, GameCube, Xbox, Game Boy Advance and PCs. The release schedule for fiscal 2002 will also continue to support certain legacy systems, such as PlayStation, on a limited basis, as development for such systems is carried out by a select group of independent software developers.

INABILITY TO PROCURE COMMERCIALLY VALUABLE INTELLECTUAL PROPERTY LICENSES MAY PREVENT PRODUCT RELEASES OR RESULT IN REDUCED PRODUCT SALES

         Our titles often embody trademarks, trade names, logos, or copyrights licensed by third parties, such as the National Basketball Association, the National Football League and Major League Baseball and their respective players' associations, or individual athletes or celebrities. The loss of one or more of these licenses would prevent us from releasing a title or limit our economic success. We cannot assure stockholders that our licenses will be extended on reasonable terms or at all, or that we will be successful in acquiring or renewing licenses to property rights with significant commercial value.

         License agreements relating to these rights generally extend for a term of two to three years and are terminable upon the occurrence of a number of factors, including the material breach of the agreement by either party, failure to pay amounts due to the licensor in a timely manner, or a bankruptcy or insolvency by either party.

COMPETITION FOR MARKET ACCEPTANCE AND RETAIL SHELF SPACE, PRICING COMPETITION, AND COMPETITION WITH THE HARDWARE MANUFACTURERS, AFFECTS OUR REVENUE AND PROFITABILITY

         The video and computer games market is highly competitive. Only a small percentage of titles introduced in the market achieve any degree of sustained market acceptance. If our titles are not successful, our operations and profitability will be negatively impacted. We cannot guarantee that our titles will compete successfully.

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

         Our chief competitors are the developers of games consoles, to whom we pay royalties and/or manufacturing charges, as well as a number of independent software publishers licensed by the hardware developers, such as Electronic Arts, Activision and Konami.

         The hardware developers have a price, marketing and distribution advantage with respect to software marketed by them. Our competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources, such as Sony, Nintendo and Microsoft.

         As each game system cycle matures, significant price competition and reduced profit margins result as we experienced in fiscal 2000. In addition, competition from new technologies may reduce demand in markets in which we have traditionally competed. As a result of prolonged price competition and reduced demand as a result of competing technologies, our operations and liquidity have in the past been, and in the future may be, negatively impacted.

REVENUES VARY DUE TO THE SEASONAL NATURE OF VIDEO AND COMPUTER GAMES SOFTWARE PURCHASES

         The video and computer games industry is highly seasonal. Typically, net revenues are highest in the last calendar quarter, decline in the first calendar quarter, are lower in the second calendar quarter and increase in the third calendar quarter. The seasonal pattern is due primarily to the increased demand for software during the year-end holiday selling season and the reduced demand for software during the summer months. Our earnings vary significantly and are materially affected by releases of "hit" titles and, accordingly, may not necessarily reflect the seasonal patterns of the industry as a whole. We expect that operating results will continue to fluctuate significantly in the future. See "Fluctuations in Quarterly Operating Results Lead to Unpredictability of Revenues and Income" below.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS LEAD TO UNPREDICTABILITY OF REVENUES AND INCOME

         The timing of release of new titles can cause material quarterly revenues and earning fluctuations. A significant portion of revenues in any quarter is often derived from sales of new titles introduced in that quarter or in the immediately preceding quarter. If we are unable to begin volume shipments of a significant new title during the scheduled quarter, as has been the case in the past (including the third and fourth quarters of fiscal 2001, and the first quarter of fiscal 2002), our revenues and earnings will be negatively affected in that period. In addition, because a majority of the unit sales for a title typically occur in the first 30 to 120 days following its introduction, revenues and earnings may increase significantly in a period in which a major title is introduced and may decline in the following period or in a period in which there are no major title introductions.

         Quarterly operating results also may be materially impacted by factors, including the level of market acceptance or demand for titles and the level of development and/or promotion expenses for a title. Consequently, if net revenues in a period are below expectations, our operating results and financial position in that period are likely to be negatively affected, as has occurred in the past.

         We moved our quarterly closing dates from the Saturday closest to the last calendar day of the quarter to the Sunday closest to the last calendar day of the quarter effective for the first quarter of fiscal 2002. This change resulted in approximately $2.5 million of additional gross revenue in the first half of fiscal 2002, but will have no effect on our gross revenue or net earnings for the year ending August 31, 2002. Our fiscal year-end date (August
31) remains unchanged.

STOCK PRICE IS VOLATILE AND STOCKHOLDERS MAY NOT BE ABLE TO RECOUP THEIR INVESTMENT

         There is a history of significant volatility in the market prices of companies engaged in the software industry, including Acclaim. Movements in the market price of our common stock from time to time have negatively affected stockholders' ability to recoup their investment in the stock. The price of our common stock is likely to continue to be highly volatile, and stockholders may not be able to recoup their investment. If our future revenues, profitability or product releases do not meet expectations, the price of our common stock may be negatively affected.

IF OUR SECURITIES WERE DELISTED FROM THE NASDAQ SMALLCAP MARKET, IT MAY NEGATIVELY IMPACT THE LIQUIDITY OF OUR COMMON STOCK

         In the fourth quarter of fiscal 2000, our securities were delisted from quotation on The Nasdaq National Market. Our common stock is currently trading on The Nasdaq SmallCap Market. Although we meet the current listing criteria for The Nasdaq SmallCap Market, no assurance can be given as to our ongoing ability to meet The Nasdaq SmallCap Market maintenance requirements. In order to obtain relisting of our common stock on The Nasdaq National Market, we must satisfy certain quantitative designation criteria. No assurance can be given that we will be able to meet such relisting criteria for The Nasdaq National Market in the near future.

         If our common stock was to be delisted from trading on The Nasdaq SmallCap Market, trading, if any, in the common stock may continue to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market. Delisting of the common stock would result in, among other things, limited release of the market price of the common stock and limited company news coverage and could restrict investors' interest in the common stock as well as materially adversely affect the trading market and prices for the common stock and our ability to issue additional securities or to secure additional financing.

INFRINGEMENT COULD LEAD TO COSTLY LITIGATION AND/OR THE NEED TO ENTER INTO LICENSE AGREEMENTS, WHICH MAY RESULT IN INCREASED OPERATING EXPENSES

         Existing or future infringement claims by or against us may result in costly litigation or require us to license the proprietary rights of third parties, which could have a negative impact on our results of operations, liquidity and profitability.

         We believe that our proprietary rights do not infringe on the proprietary rights of others. As the number of titles in the industry increases, we believe that claims and lawsuits with respect to software infringement will also increase. From time to time, third parties have asserted that some of our titles infringed their proprietary rights. We have also asserted that third parties have likewise infringed our proprietary rights. These infringement claims have sometimes resulted in litigation by and against us. To date, none of these claims has negatively impacted our ability to develop, publish or distribute our software. We cannot guarantee that future infringement claims will not occur or that they will not negatively impact our ability to develop, publish or distribute our software. See "Legal Proceedings" for a description of a pending infringement claim.

FACTORS SPECIFIC TO INTERNATIONAL SALES MAY RESULT IN REDUCED REVENUES AND/OR INCREASED COSTS

         International sales have historically represented material portions of our revenues and are expected to continue to account for a significant portion of our revenues in future periods. Sales in foreign countries may involve expenses incurred to customize titles to comply with local laws. In addition, titles that are successful in the domestic market may not be successful in foreign markets due to different consumer preferences. We continue to evaluate our international product development and release schedule to maximize the delivery of products that appeal specifically to that marketplace. International sales are also subject to fluctuating exchange rates. The recent adoption of the euro as the single currency of most European Union member nations may reduce our exposure to fluctuating exchange rates within the European Union if the price of the euro remains tied to that of the U.S. dollar; however, consumers in the European Union may face slight price increases as a result of the transition as retailers round up the price of goods calculated in euros. These and other factors specific to international sales may result in reduced revenues and/or increased costs.

CHARTER AND ANTI-TAKEOVER PROVISIONS COULD NEGATIVELY AFFECT RIGHTS OF HOLDERS OF COMMON STOCK

         Our Board of Directors has the authority to issue shares of preferred stock and to determine their characteristics without stockholder approval. In this regard, in June 2000, the board of directors approved a stockholder rights plan. If the Series B junior participating preferred stock is issued it would be more difficult for a third party to acquire a majority of our voting stock.

         In addition to the Series B preferred stock, the Board of Directors may issue additional preferred stock and, if this is done, the rights of common stockholders may be additionally negatively affected by the rights of those preferred stockholders.

         We are also subject to anti-takeover provisions of Delaware corporate law, which may impede a tender offer, change in control or takeover attempt that is opposed by the Board. In addition, employment arrangements with some members of management provide for severance payments upon termination of their employment if there is a change in control.

SHARES ELIGIBLE FOR FUTURE SALE

         As of April 15, 2002, we had 91,399,240 shares of common stock issued and outstanding, of which 24,662,082 are "restricted" securities within the meaning of Rule 144 under the Securities Act. Generally, under Rule 144, a person who has held restricted shares for one year may sell such shares, subject to certain volume limitations and other restrictions, without registration under the Securities Act.

         As of the date of this report, 48,562,710 shares of common stock are covered by effective registration statements under the Securities Act for resale on a delayed or continuous basis by certain of our security holders, of which 598,343 shares of common stock are issuable upon the exercise of warrants issued in settlement of litigation. In addition, a registration statement was filed with the SEC on March 15, 2002. Although we cannot guarantee the timeliness of its effectiveness, once the registration statement is declared effective by the SEC, the 8,714,395 shares covered by it will be available for future sale.

         As of March 3, 2002, a total of 3,956,111 shares of common stock are issuable upon the exercise of warrants to purchase our common stock (not including warrants issued in settlement of litigation).

         We have also registered on Form S-8 a total of 24,236,000 shares of common stock (issuable upon the exercise of options) under our 1988 Stock Option Plan and our 1998 Stock Incentive Plan, and a total of 2,448,425 shares of common stock under our 1995 Restricted Stock Plan. As of March 3, 2002, options to purchase a total of 10,345,134 shares of common stock were outstanding under the 1988 Stock Option Plan and the 1998 Stock Incentive Plan, of which 6,629,957 were exercisable.

         In connection with licensing and distribution arrangements, acquisitions of other companies, the repurchase of notes and financing arrangements, we have issued and may continue to issue common stock or securities convertible into common stock. Any such issuance or future issuance of substantial amounts of common stock or convertible securities could adversely affect prevailing market prices for the common stock and could adversely affect our ability to raise capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We have not entered into any financial instruments for trading or hedging purposes.

         Our results of operations are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of their foreign denominated sales and purchases. The results of operations of the our subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which we transact business. This amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of our foreign subsidiaries' financial statements. At March 3, 2002 and 2001, our foreign currency translation adjustments were not material. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.

         We are not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term obligations since the majority of our long-term obligations are at fixed rates, however, we are exposed to fluctuations in future earnings and cash flow from changes in interest rates on our short term borrowings which are set at minimal thresholds of our lender's prime or LIBOR plus a fixed rate.

                                     PART II


ITEM 1. LEGAL PROCEEDINGS.

         We and other companies in the entertainment industry were sued in an action entitled James, et al. v. Meow Media, et al. filed in April 1999 in the U.S. District Court for the Western District of Kentucky, Paducah Division, Civil Action No. 5:99 CV96-J. The plaintiffs alleged that the defendants negligently caused injury to the plaintiffs as a result of, in the case of Acclaim, its distribution of unidentified "violent" video games, which induced a minor to harm his high school classmates, thereby causing damages to plaintiffs, the parents of the deceased individuals. The plaintiffs seek damages in the amount of approximately $110 million. The U.S. District Court for the Western District of Kentucky dismissed this action; however, it is currently on appeal to the U.S. Court of Appeals for the Sixth Circuit. Oral arguments were held in late November 2001. We intend to defend this action vigorously.

         We and other companies in the entertainment industry were sued in an action entitled Sanders et al. v. Meow Media et al., filed in April 2001 in the U.S. District Court for the District of Colorado, Civil Action No. 01-0728. The complaint purports to be a class action brought on behalf of all persons killed or injured by the shootings which occurred at Columbine High School on April 20, 1999. We are a named defendant in the action along with more than ten other publishers of computer and video games. The complaint alleges that the video game defendants negligently caused injury to the plaintiffs as a result of their distribution of unidentified "violent" video games, which induced two minors to kill a teacher related to the plaintiff and to kill or harm their high school classmates, thereby causing damages to plaintiffs. The complaint seeks: compensatory damages in an amount not less than $15,000 for each plaintiff in the class, but up to $20 million for some of the members of the class; punitive damages in the amount of $5 billion; statutory damages against certain other defendants in the action; and equitable relief to address the marketing and distribution of "violent" video games to children. This case was dismissed on March 4, 2002. Following dismissal, the plaintiffs moved for relief and the U.S. District Court for the District of Colorado denied the relief sought by plaintiffs. Plaintiffs have now noted an appeal.

         We received a demand for indemnification from the defendant Lazer-Tron Corporation in a matter entitled J. Richard Oltmann v. Steve Simon, No. 98 C1759 and Steve Simon v. J. Richard Oltmann, J Richard Oltmann Enterprises, Inc., d/b/a Haunted Trails Amusement Parks, and RLT Acquisitions, Inc., d/b/a Lazer-Tron, No. A 98CA 426, consolidated as U.S. District Court Northern District of Illinois Case No. 99 C 1055. The Lazer-Tron action involves the assertion by plaintiff Simon that defendants Oltmann, Haunted Trails and Lazer-Tron misappropriated plaintiff's trade secrets. Plaintiff alleges claims for Lanham Act violations, unfair competition, misappropriation of trade secrets, conspiracy, and fraud against all defendants, and seeks damages in unspecified amounts, including treble damages for Lanham Act claims, and an accounting. Pursuant to an asset purchase agreement made as of March 5, 1997, we sold Lazer-Tron to RLT Acquisitions, Inc. Under the asset purchase agreement, we assumed and excluded specific liabilities, and agreed to indemnify RLT for certain losses, as specified in the asset purchase agreement. In an August 1, 2000 letter, counsel for Lazer-Tron in the Lazer-Tron action asserted that our indemnification obligations in the asset purchase agreement applied to the Lazer-Tron action, and demanded that we indemnify Lazer-Tron for any losses which may be incurred in the Lazer-Tron action. In an August 22, 2000 response, we asserted that any losses which may result from the Lazer-Tron action are not assumed liabilities under the asset purchase agreement for which we must indemnify Lazer-Tron. In a November 20, 2000 letter, Lazer-Tron responded to Acclaim's August 22 letter and reiterated its position that we must indemnify Lazer-Tron with respect to the Lazer-Tron action. No other action with respect to this matter has been taken to date.

         On February 11, 2002, a copyright infringement case was filed against us in U.S. District Court for the Southern District of New York entitled Harry Grivas and Roderick Kohn v. Acclaim Entertainment, Inc., No. 02CV 1125. The plaintiffs allege that they licensed a copyrighted musical composition entitled "This is Extreme", and the master recording of that composition, to us for use in our games "ECW Hardcore Revolution" and "ECW Anarchy Rulz", but we used Grivas' master recording of his composition entitled "This is Extreme! Y2K (1999 and Beyond)" in addition without approval. The complaint further alleges that we failed to provide certain video game equipment and promotional services called for by the license, thus breaching the contract. The plaintiffs seek to enjoin us from the use of "This is Extreme! Y2K (1999 and Beyond)", withdrawal and destruction of the unsold copies of the games, an accounting with respect to damages sustained by the plaintiffs, and compensatory damages in the approximate amount of $1,750,000. We intend to defend this action vigorously. Due to the preliminary nature of this suit we are unable at this time to predict the final outcome of this litigation.

         We are also party to various litigation arising in the ordinary course of its business, the resolution of none of which, we believe, will have a material adverse effect on our liquidity or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 13, 2002, we issued a total of 7,166,667 shares of our common stock in a private placement to certain qualified institutional buyers and accredited investors at a price of $3.00 per share, for aggregate gross proceeds of $21,500,000. The per share price represented an approximate 10% discount to the then-recent public trading price of the common stock. We intend to use the proceeds of the private placement for our working capital, the acquisition of products and product licensing, and possible strategic acquisitions.

         The private placement was effected under the exemption from registration provided under Section 4(2) of the Securities Act of 1933. We agreed to file a registration statement with the SEC covering the resale by the investors of all the common stock issued in the offering. If the registration statement is not declared effective on or prior to May 14, 2002, we are obligated to pay each investor an amount equal to 1% of the purchase price paid for the shares purchased by that investor. Thereafter, for every 30 days that pass without the registration statement being declared effective, we are obligated to pay to each investor an additional amount equal to 1% of the purchase price paid for the shares purchased by that investor.

         On February 12, 2002, we retired $3.4 million in principal amount of our 10% convertible notes, plus accrued interest, in exchange for consideration consisting solely of 956,000 shares of our common stock. On February 14, 2002, we retired an additional $9.3 million principal amount of our 10% convertible subordinated notes, plus accrued interest, in exchange for 3,253,420 shares of our common stock. The issuance of these shares of common stock was effected under the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933. We recorded an aggregate extraordinary loss on the early retirement of these notes of $1.2 million in the second quarter of fiscal 2002, reflecting the aggregate excess of the fair market value of the shares of approximately $14.6 million over the principal amount of the notes retired plus accrued interest.

         On January 25, 2002, we amended our certificate of incorporation to increase the number of shares of authorized common stock from 100 million to 200 million shares. Such amendment was approved by our stockholders at the 2002 Annual Meeting of Stockholders held on January 17, 2002.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On January 17, 2002, we held our 2002 Annual Meeting of Stockholders. In connection with the meeting, we solicited proxies from our stockholders pursuant to Regulation 14 of the Securities Exchange Act of 1934. At the meeting, our stockholders (1) elected as directors Gregory E. Fischbach, James R. Scoroposki, Kenneth L. Coleman, Bernard J. Fischbach, Robert H. Groman, James Scibelli, and Michael Tannen; (2) approved the proposed adoption of an increase in the number of shares with respect to which options or other awards may be granted under our 1998 Stock Incentive Plan from 5,442,143 to 15,442,143; (3) authorized a proposal to amend our Certificate of Incorporation to increase the number of shares of authorized common stock from 100 million to 200 million; and (4) ratified the selection by the Board of Directors of KPMG LLP as our independent certified public accountants for fiscal 2002.

      The following tables summarize the votes cast at the meeting on the matters brought before the stockholders:


1. ELECTION OF DIRECTORS

                                                  VOTES
                                                  -----
                                            FOR       WITHHELD
                                            ---       --------
Gregory E. Fischbach                   59,941,679    1,297,259
James R. Scoroposki                    59,907,890    1,331,048
Kenneth L. Coleman                     59,907,925    1,331,013
Bernard J. Fischbach                   59,941,794    1,297,144
Robert H. Groman                       59,907,630    1,331,308
James Scibelli                         59,842,287    1,396,651
Michael Tannen                         59,942,259    1,296,679


2. INCREASE IN NUMBER OF SHARES WITH RESPECT TO WHICH OPTIONS OR OTHER AWARDS MAY BE GRANTED UNDER THE 1998 STOCK INCENTIVE PLAN FROM 5,442,143 TO 15,442,143

                          VOTES
      FOR          AGAINST       ABSTAIN      NOT VOTED
      ---          -------       -------      ---------
     33,777,293     10,818,612      115,892     16,527,141

3. AMENDMENT OF CERTIFICATE OF INCORPORATION TO INCREASE THE NUMBER OF AUTHORIZED SHARES OF COMMON STOCK FROM 100 MILLION TO 200 MILLION

                   VOTES
                   -----
      FOR          AGAINST       ABSTAIN
      ---          -------       -------
  58,269,816      2,866,114      103,008

4. RATIFICATION OF KPMG LLP AS INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS OF THE COMPANY FOR FISCAL YEAR 2002

                   VOTES
                   -----
      FOR          AGAINST       ABSTAIN
      ---          -------       -------
 60,697,972        487,458       53,508

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



Exhibit No.        Description
-----------        ------------
     3.1           Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration
                   Statement on Form S-1, filed on April 21, 1989, as amended
                   (Commission File No. 33-28274))

     3.2 Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, filed on April 21, 1989, as amended (Commission File No. 33-28274))

     3.3 Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4(d) to the Company's Registration Statement on Form S-8, filed on May 19, 1995 (Commission File No. 33-59483))

     3.4 Amendment to the Certificate of Incorporation of the Company (filed herewith)

     3.5 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K, filed on June 12, 2000)

     4.1 Specimen form of the Company's common stock certificate (incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended August 31, 1989, as amended)

     4.2 Rights Agreement dated as of June 5, 2000, between the Company and American Securities Transfer & Trust, Inc. (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K, filed on June 12, 2000)

     4.3 Form of Warrant Agreement between the Company and American Securities Transfer & Trust, Inc. as warrant agent, relating to Class D Warrants (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3, filed on August 23, 1999 (Commission File No. 333-72503))

     4.4 Form of Warrant Certificate relating to Class D Warrants (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3, filed on August 23, 1999 (Commission File No. 333-72503))

     +10.1 Employee Stock Purchase Plan (incorporated by reference to the Company's definitive proxy statement relating to fiscal 1997 filed on August 31, 1998)

     +10.2 1998 Stock Incentive Plan (incorporated by reference to the Company's definitive proxy statement relating to fiscal 2001 filed on December 21, 2001)

     +10.3 Employment Agreement dated as of September 1, 1994 between the Company and Gregory E. Fischbach; and Amendment No. 1 dated as of December 8, 1996 between the Company and Gregory
                   E. Fischbach (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended August 31, 1996)

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

Exhibit No.        Description
-----------        ------------
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

     10.11 Restated and Amended Factoring Agreement dated as of February 28, 1995 between the Company and GMAC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 1995), as further amended and modified by the Amendment to Factoring Agreements dated February 24, 1997 between the Company and GMAC (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 8-K filed on March 14, 1997)

     10.12 Amendment to Revolving Credit and Security Agreement and Restated and Amended Factoring Agreement, dated March 14, 2002 (filed herewith)

     10.13 Form of Participation Agreement between GMAC and certain junior participants (incorporated by reference to Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 1998)

     10.14 Note and Common Stock Purchase Agreement dated March 30, 2001 between the Company and Triton Capital Management, Ltd. (incorporated by reference to exhibit 10.1 to the Company's Registration Statement on Form S-3 filed on April 16, 2001 (Commission File No. 333-59048))

     10.15 Note and Common Stock Purchase Agreement dated March 31, 2001 between the Company and JMG Convertible Investments, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3 filed on April 16, 2001 (Commission File No. 333-59048))

     10.16 Note and Common Stock Purchase Agreement dated April 10, 2001 between the Company and Alexandra Global Investment Fund I, Ltd. (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-3 filed on April 16, 2001 (Commission File No. 333-59048))

Exhibit No.        Description
-----------        ------------
     10.17         Note Purchase Agreement dated June 14, 2001 between the
                   Company and Alexandra Global Investment Fund, Ltd.
                   (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company's Registration Statement on Form S-3 filed on August 8, 2001 (Commission File No. 333-59048))

     10.18 Form of Share Purchase Agreement between the Company and certain purchasers relating to the 2001 private placement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed on September 26, 2001 (Commission File No. 333-70226))

     10.19 Form of Registration Rights Agreement between the Company and certain purchasers relating to the 2001 private placement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed on September 26, 2001 (Commission File No. 333-70226))

     *10.20 License Agreement dated as of December 14, 1994 between the Company and Sony Computer Entertainment of America (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed on December 17, 1996)

     *10.21 Licensed Publisher Agreement dated as of April 1, 2000 between the Company and Sony Computer Entertainment America (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 14, 2001)

     *10.22 Licensed Publisher Agreement dated as of November 14, 2000 by and between the Company and Sony Computer Entertainment (Europe) Limited (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed on November 28, 2001)

     *10.23 Confidential License Agreement for Nintendo's N64 Video Game System (Western Hemisphere) between Nintendo of America Inc. and the Company, effective as of February 20, 1997 (incorporated by reference to Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 1998)

     *10.24 Confidential License Agreement for Game Boy Advance (Western Hemisphere) between Nintendo of America Inc. and the Company, effective July 11, 2001 (incorporated by reference to Exhibit
                   10.23 to the Company's Annual Report on Form 10-K for the period ended August 31, 2001)

     *10.25 Xbox Publisher License Agreement dated as of October 10, 2000 between the Company and Microsoft Corporation (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the period ended August 31, 2001)

     *10.26 Confidential License Agreement for Nintendo GameCube by and between the Company and Nintendo of America Inc., dated as of the 15th day of November, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 4, 2001)

     +10.27 Employment Agreement, dated as of December 20, 2001 between the Company and Edmond Sanctis (incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the period ended December 2, 2001)

     10.28 Form of Share Purchase Agreement between the Company and certain purchasers relating to the February 2002 Private Placement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed on March 15, 2002(Commission File No. 333-84368))

     10.29 Form of Registration Rights Agreement between the Company and certain purchasers relating to the February 2002 Private Placement (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 filed on March 15, 2002(Commission File No. 333-84368))

-----------------------------------

* Confidential treatment has been granted with respect to certain portions of this exhibit, which have been omitted therefrom and have been separately filed with the Commission.

+ Management contract or compensatory plan or arrangement.


(b) Current Reports on Form 8-K:

(1) Current Report on Form 8-K, filed on February 11, 2002;

(2) Current Report on Form 8-K, filed on February 21, 2002; and

(3) Current Report on Form 8-K, filed on December 4, 2001.

ITEM 7.  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



/s/ James Scoroposki                       Co-Chairman of the Board; Senior Executive Vice         April 15, 2002
------------------------------------------ President; Secretary; Treasurer and Director        --------------------------
James Scoroposki                                                                                   Date

/s/ Gerard F. Agoglia                      Executive Vice President and                            April 15, 2002
------------------------------------------ Chief Financial Officer                             --------------------------
Gerard F. Agoglia                         (principal financial and accounting officer)             Date
