Form 10-Q
period 2002-06-02
ACCLAIM ENTERTAINMENT INC
filed 2002-07-16
CIK 804888

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------
                                    FORM 10-Q
                         ------------------------------


(MARK ONE)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 2, 2002

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
         EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____


                         COMMISSION FILE NUMBER 0-16986


                           ACCLAIM ENTERTAINMENT, INC.
    -------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


             DELAWARE                                         38-2698904
  -------------------------------                     --------------------------
  (State or other jurisdiction                             (I.R.S. Employer
       of incorporation or                                 Identification No.)
          organization)

                  ONE ACCLAIM PLAZA, GLEN COVE, NEW YORK 11542
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 656-5000
                         ------------------------------
                         (Registrant's telephone number)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE
                                                                    ---------
         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                                                    ---------

                          COMMON STOCK, $0.02 PAR VALUE
        -----------------------------------------------------------------
                                (Title of class)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of July 10, 2002, 92,463,838 shares of Common Stock of the Registrant were issued and outstanding.

                           ACCLAIM ENTERTAINMENT, INC
                     INDEX TO REPORT ON FORM 10-Q FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION

                                                                                                                      PAGE
                                                                                                                      ----
PART I.      FINANCIAL INFORMATION
    Item 1.  Consolidated Financial Statements (Unaudited, except where otherwise noted)..............................  3

             Consolidated Balance Sheets - June 2, 2002 and August 31, 2001 (Audited).................................  3

             Consolidated Statements of Operations - Three months and nine months ended June 2, 2002 and 2001.................................................................................................  4

             Consolidated Statements of Stockholders' Equity (Deficit) - Nine months ended June 2, 2002...............  5

             Consolidated Statements of Cash Flows - Nine months ended June 2, 2002 and 2001..........................  6

             Notes to Consolidated Financial Statements...............................................................  8

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations.......................................................................................... 20

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................... 44


PART II      OTHER INFORMATION

    Item 1.  Legal Proceedings........................................................................................ 45

    Item 6.  Exhibits and Reports on Form 8-K......................................................................... 46


                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   JUNE 2,     AUGUST 31,
                                                                    2002          2001
                                                                 -----------   ---------
                                                                 (Unaudited)

                                  ASSETS
CURRENT ASSETS
    Cash and cash equivalents ...............................    $  40,704     $  26,797
    Accounts receivable, net ................................       66,268        46,704
    Other receivables .......................................        7,564         2,370
    Inventories .............................................        6,440         4,043
    Prepaid expenses ........................................        7,959         4,816
                                                                 ---------     ---------
TOTAL CURRENT ASSETS ........................................      128,935        84,730
                                                                 ---------     ---------
    Fixed assets, net .......................................       30,225        32,645
    Other assets ............................................       15,135         8,255
                                                                 ---------     ---------
TOTAL ASSETS ................................................    $ 174,295     $ 125,630
                                                                 =========     =========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Convertible notes .......................................    $    --       $  29,225
    Short-term borrowings ...................................       37,629        25,428
    Trade accounts payable ..................................       30,703        33,630
    Accrued expenses ........................................       31,670        31,582
    Accrued selling expenses ................................        9,244         7,284
    Income taxes payable ....................................          921           694
                                                                 ---------     ---------
TOTAL CURRENT LIABILITIES ...................................      110,167       127,843
                                                                 ---------     ---------
LONG-TERM LIABILITIES
    Long-term debt ..........................................        4,570         4,973
    Bank participation advance ..............................        9,500         9,500
    Other long-term liabilities .............................        2,873         3,669
                                                                 ---------     ---------
TOTAL LIABILITIES ...........................................      127,110       145,985
                                                                 ---------     ---------
STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $0.01 par value; 1,000 shares
        authorized; none issued .............................         --            --
    Common stock, $0.02 par value; 200,000 shares authorized;
          92,276 and 77,279 shares issued, respectively .....        1,846         1,546
    Additional paid-in capital ..............................      311,136       267,436
    Accumulated deficit .....................................     (263,876)     (287,573)
    Accumulated other comprehensive loss ....................       (1,921)       (1,764)
                                                                 ---------     ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ........................       47,185       (20,355)
                                                                 ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ........    $ 174,295     $ 125,630
                                                                 =========     =========



                 See notes to consolidated financial statements.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          JUNE 2,                    JUNE 2,
                                                 -----------------------     -----------------------
                                                    2002          2001          2002          2001
                                                 ---------     ---------     ---------     ---------
Net revenues ................................    $  62,863     $  38,642     $ 214,633     $ 151,039
Cost of revenues ............................       26,691        11,264        85,164        48,918
                                                 ---------     ---------     ---------     ---------
Gross profit ................................       36,172        27,378       129,469       102,121
                                                 ---------     ---------     ---------     ---------
Operating expenses
    Marketing and selling ...................       13,068         8,927        39,335        24,786
    General and administrative ..............       10,413         9,530        31,894        29,900
    Research and development ................        9,367         6,492        28,211        29,480
                                                 ---------     ---------     ---------     ---------
Total operating expenses ....................       32,848        24,949        99,440        84,166
                                                 ---------     ---------     ---------     ---------
Earnings from operations ....................        3,324         2,429        30,029        17,955

Other income (expense)
    Interest income .........................          226            30           664           362
    Interest expense ........................       (1,393)       (2,526)       (6,571)       (7,889)
    Other income (expense) ..................          403           320          (148)        1,371
                                                 ---------     ---------     ---------     ---------
Total other expense .........................         (764)       (2,176)       (6,055)       (6,156)
                                                 ---------     ---------     ---------     ---------
Earnings before income taxes ................        2,560           253        23,974        11,799
Income tax provision (benefit) ..............           25            10          (944)          208
                                                 ---------     ---------     ---------     ---------
Earnings before extraordinary gain (loss) ...        2,535           243        24,918        11,591

Extraordinary gain (loss) on early
    retirement of debt ......................         --           7,124        (1,221)        7,124
                                                 ---------     ---------     ---------     ---------
Net earnings ................................    $   2,535     $   7,367     $  23,697     $  18,715
                                                 =========     =========     =========     =========
Basic per share data:
    Earnings before extraordinary gain (loss)    $    0.03     $    --       $    0.30     $    0.20

    Extraordinary gain (loss) ...............         --            0.12         (0.02)         0.13
                                                 ---------     ---------     ---------     ---------
    Net earnings ............................    $    0.03     $    0.12     $    0.28     $    0.33
                                                 =========     =========     =========     =========
Diluted per share data:
    Earnings before extraordinary gain (loss)    $    0.03     $    --       $    0.28     $    0.20

    Extraordinary gain (loss) ...............         --            0.12         (0.01)         0.12
                                                 ---------     ---------     ---------     ---------
    Net earnings ............................    $    0.03     $    0.12     $    0.27     $    0.32
                                                 =========     =========     =========     =========

                 See notes to consolidated financial statements.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                            COMMON STOCK
                                                                               ISSUED           ADDITIONAL
                                                     PREFERRED STOCK    --------------------    PAID-IN
                                                          ISSUED        SHARES       AMOUNT     CAPITAL
                                                     ---------------    --------   ---------    ---------
  BALANCE AT AUGUST 31, 2001 ......................    $    --          77,279     $   1,546    $ 271,031
     Net earnings .................................         --            --            --           --
     Issuances of common stock in private placement         --           7,167           143       19,642
     Issuances of common stock for exercises
         of warrants by executive officers ........         --           1,125            23        3,352
     Issuances of common stock in
         connection with note
         retirements and conversions ..............         --           5,039           101       18,729
     Exercise of stock options and warrants .......         --           2,053            41        4,631
     Cancellations of common stock ................                       (551)          (11)          11
     Warrants issued and other non-cash charges
        in connection with supplemental bank loan .         --            --            --            732
     Expenses incurred in connection with
         issuances of common stock ................         --            --            --           (287)
     Issuance of common stock under
         employee stock purchase plan .............         --             164             3          242
     Foreign currency translation loss ............    $    --            --            --           --
                                                       -------------    --------   ---------    ---------
  BALANCE AT JUNE 2, 2002 ** ......................    $    --          92,276     $   1,846    $ 318,083
                                                       =============    ========   =========    =========

                                                                                 ACCUMULATED
                                                                                    OTHER
                                                       NOTES       ACCUMULATED   COMPREHENSIVE            COMPREHENSIVE
                                                     RECEIVABLE     DEFICIT         LOSS         TOTAL        INCOME
                                                    ------------ ------------   ------------- ----------  -------------
 BALANCE AT AUGUST 31, 2001 ......................  $  (3,595)    $(287,573)    $  (1,764)    $ (20,355)
    Net earnings .................................       --          23,697          --          23,697        23,697
    Issuances of common stock in private placement       --            --            --          19,785
    Issuances of common stock for exercises
        of warrants by executive officers ........     (3,352)         --            --              23
    Issuances of common stock in
        connection with note
        retirements and conversions ..............       --            --            --          18,830
    Exercise of stock options and warrants .......       --            --            --           4,672          --
    Cancellations of common stock ................       --            --            --
    Warrants issued and other non-cash charges                                                     --
       in connection with supplemental bank loan .       --            --            --             732          --
    Expenses incurred in connection with
        issuances of common stock ................       --            --            --            (287)         --
    Issuance of common stock under
        employee stock purchase plan .............       --            --            --             245
    Foreign currency translation loss ............       --            --            (157)         (157)         (157)
                                                    ------------ ------------   ------------- ----------  -------------
 BALANCE AT JUNE 2, 2002 ** ......................  $  (6,947)    $(263,876)    $  (1,921)    $  47,185     $  23,540
                                                    ============ ============   ============= ==========  =============


** Amounts for the nine months ended June 2, 2002 are unaudited.


                See notes to consolidated financial statements.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                NINE MONTHS ENDED
                                                                                     JUNE 2,
                                                                               ---------------------
                                                                                2002          2001
                                                                               --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
NET EARNINGS ..............................................................    $ 23,697     $ 18,715
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED BY
     (USED IN) OPERATING ACTIVITIES
     Depreciation and amortization ........................................       6,289        6,744
     Non-cash financing expense ...........................................       1,311          186
     Extraordinary loss (gain) on early retirement of 10% convertible notes       1,221       (7,124)
     Provision for returns and price concessions, net .....................      21,626        7,856
     Deferred compensation expense ........................................        --            313
     Non-cash royalty charges .............................................        --          1,401
     Amortization of capitalized software development costs ...............       7,268          842
     Other non-cash items .................................................        (342)         (31)
CHANGE IN ASSETS AND LIABILITIES
     Accounts receivable ..................................................     (41,926)     (22,692)
     Other receivables ....................................................      (4,394)       2,516
     Inventories ..........................................................      (2,660)          43
     Prepaid expenses .....................................................      (2,795)       5,262
     Accounts payable .....................................................      (2,913)      (3,862)
     Accrued expenses .....................................................       3,366      (16,017)
     Income taxes .........................................................         231          (46)
     Other long-term liabilities ..........................................        (795)         119
                                                                                -------      -------
TOTAL ADJUSTMENTS .........................................................     (14,513)     (24,490)
                                                                                -------      -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .......................       9,184       (5,775)
                                                                                -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets ...............................................      (3,686)        (286)
Disposal of fixed assets ..................................................           6        1,235
Capitalized software development costs ....................................     (15,290)      (3,543)
Other assets ..............................................................        (176)        (298)
Disposal of other assets ..................................................        --              1
                                                                                -------      -------
NET CASH USED IN INVESTING ACTIVITIES .....................................     (19,146)      (2,891)
                                                                                -------      -------


                 See notes to consolidated financial statements.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                NINE MONTHS ENDED
                                                                                      JUNE 2,
                                                                             ---------------------
                                                                               2002         2001
                                                                             --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank participation advance ................................        --          9,500
Repayment of convertible notes ..........................................     (12,190)      (5,997)
Payment of mortgages ....................................................        (834)        (798)
Proceeds from/(payment of) short-term bank loans, net ...................      12,659       (2,814)
Proceeds from exercises of stock options and warrants ...................       4,672            7
Payment of obligations under capital leases .............................        (322)         (20)
Proceeds from issuances of common stock .................................      19,808        4,834
Proceeds from issuance of common stock under employee stock purchase plan         245          108
                                                                             --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...............................      24,038        4,820
                                                                             --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .................................        (169)        (144)
                                                                             --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................      13,907       (3,990)
                                                                             --------     --------
CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD ..........................      26,797        6,738
                                                                             --------     --------
CASH AND CASH EQUIVALENTS: END OF PERIOD ................................    $ 40,704     $  2,748
                                                                             ========     ========

Supplemental schedule of non cash investing and financing activities:
      Issuance of common stock for payment of accrued royalties payable .    $     --     $    398
      Issuance of common stock for payment of convertible
           notes and related accrued interest ...........................    $ 13,309     $     --
      Acquisition of equipment under capital leases .....................    $    305     $     --
      Conversion of notes to common stock ...............................    $  4,300     $     --
Cash paid during the period for:
      Interest ..........................................................    $  7,836     $  7,889
      Income taxes ......................................................    $    605     $    194


                 See notes to consolidated financial statements.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND BUSINESS

A. BASIS OF PRESENTATION AND CHANGE IN QUARTER-END

         The accompanying unaudited consolidated financial statements include the accounts of Acclaim Entertainment, Inc. and its wholly owned subsidiaries (collectively, the "Company" or "Acclaim"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine months ended June 2, 2002 are not necessarily indicative of the results that may be expected for the full year ending August 31, 2002. For further information, refer to the consolidated financial statements and notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended August 31, 2001, and other filings with the Securities and Exchange Commission.

         The Company moved its quarterly closing dates from the Saturday closest to the last day of the calendar quarter to the Sunday closest to the last day of the calendar quarter effective for the three months ended December 2, 2001. This change contributed approximately $5,901 and $8,372 of gross revenues for the three and nine months ended June 2, 2002, respectively, but will have no effect on the Company's gross revenue or net earnings for the year ending August 31, 2002. The Company's fiscal year-end date (August 31) remains unchanged. The quarterly closing dates for the current quarter and the remaining quarters of fiscal 2002 are as follows:

      QUARTER               FISCAL YEAR 2002            FISCAL YEAR 2001
  ---------------------    -----------------------     -----------------------
  Third                    June 2, 2002                June 2, 2001
  Fourth                   August 31, 2002             August 31, 2001

B. BUSINESS AND LIQUIDITY

         The Company develops, publishes, distributes and markets under its brand names, video and computer game software on a worldwide basis for popular interactive entertainment consoles, such as Sony's PlayStation and PlayStation 2, Nintendo's Game Boy Advance and GameCube and Microsoft's Xbox, and, to a lesser extent, PCs. The Company develops its own software in its six software development studios located in the U.S. and the U.K., including a motion capture studio and a recording studio in the U.S. The Company also contracts with independent software developers to create software for the Company. The Company distributes its software directly through its subsidiaries in North America, the U.K., Germany, France, Spain and Australia. The Company also utilizes regional distributors outside those geographic areas. The Company also distributes software developed and published by third parties, develops and publishes strategy guides relating to its software and issues "special edition" comic magazines, from time to time, to support its time valued brands, Turok and Shadow Man.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


         At August 31, 2001, the Company's independent auditors' report, as prepared by KPMG LLP and dated October 23, 2001, which appeared in the Company's 2001 Form 10-K, included an explanatory paragraph relating to the substantial doubt about the Company's ability to continue as a going concern, due to its working capital and stockholders' deficits at August 31, 2001 and the recurring use of cash in operating activities. Since the date of the auditors' report, the Company has retired $12,735 in principal amount of its convertible subordinated notes and converted $4,300 in principal amount of its convertible subordinated notes into shares of its common stock. The Company also repaid the remaining $12,190 principal amount of the notes in full on March 1, 2002. Additionally, in that same time frame, the Company completed a private placement of its common stock yielding net proceeds to the Company of $19,785 and continued to maintain profitable operations. These factors have improved the Company's working capital position and eliminated its stockholders' deficit. Management believes that the Company's improved working capital position and stockholders' equity have contributed to its ability to continue as a going concern. In fiscal 2001, the Company improved profitability by the strategic transformation of its operating business model from cartridge-based product to CD-based product. This transformation improved the Company's gross margins by lowering product costs, reducing inventory levels by reducing product manufacturing time and improving inventory turnover. The Company implemented expense reduction initiatives in the second half of fiscal 2000 that continued into fiscal 2001. These expense reduction initiatives reduced the Company's fixed and variable expenses Company-wide, eliminated certain marginal titles which were then under development, reduced staff and lowered marketing expenses. In fiscal 2001, operating expenses were reduced by $90,960 as compared to the prior year. As a result, the Company experienced net earnings for fiscal 2001 as compared to a significant net loss the prior year. During the nine months ended June 2, 2002, the Company has continued to achieve profitable operations.

         The Company manages short-term liquidity requirements through borrowings under its revolving credit and security agreement (the "North American Credit Agreement") with its primary lender (the "Bank") and under international factoring agreements with the Bank's U.K. affiliate (the "U.K. Bank"), from which the Company received aggregate net advances of $17,659 during the nine months ended June 2, 2002. To enhance its long-term liquidity, during the nine months ended June 2, 2002, the Company raised net proceeds of $19,785 in a private placement of its common stock and retired $12,735 of 10% convertible subordinated notes through the issuance of its common stock (please see note 6). Also during fiscal 2001, to further enhance its long-term liquidity, the Company implemented a targeted expense reduction program, which included a significant reduction in staff, and raised net proceeds of (i) $31,534 in a private placement of common stock, (ii) $4,834 from other sales of common stock and (iii) $9,500 from the Bank in connection with a loan participation transaction between the Bank and certain other lenders (please see note 4E). The Company's future long-term liquidity is significantly dependent on its ability to timely develop and market new software products which achieve widespread market acceptance for use with the current hardware platforms dominating the market.

C. ESTIMATES

         In the three and nine months ended June 2, 2002, net revenues and net earnings increased by $351 and $627, respectively, due to the Company's reduction of the August 31, 2001 allowances for estimated returns and price concessions as such allowances were not required based on the related products' sell-through in the retail channel.

D. ACCRUED EXPENSES

          In the first and third quarter of fiscal 2002, the Company's obligations ceased under certain expired intellectual property agreements and, accordingly, accrued expenses and marketing and selling expenses were reduced by $4,400 and $500, respectively.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

E. RECLASSIFICATIONS

         Certain reclassifications were made to prior period amounts to conform to the current period presentation.

2. ACCOUNTS RECEIVABLE

         Accounts receivable are comprised of the following:


                                                        JUNE 2,      AUGUST 31,
                                                         2002           2001
                                                       ---------    -----------
Assigned receivables due from factor ...............    $60,290       $42,845
Unfactored accounts receivable .....................     11,829        20,706
Less: Allowances for returns and price concessions .     (5,851)      (16,847)
                                                        -------       --------
Accounts receivable, net ...........................    $66,268       $46,704
                                                        =======       =======

         The Company and the Bank are parties to a certain factoring agreement (the "Factoring Agreement") which expires on January 31, 2003. The Factoring Agreement provides for automatic renewals for additional one-year periods, unless terminated by either party upon 90 days' prior notice. Pursuant to the Factoring Agreement, the Company assigns to the Bank and the Bank purchases from the Company, the Company's U.S. accounts receivable. As a result, the Bank remits payments to the Company with respect to assigned U.S. accounts receivable that are within the financial parameters set forth in the Factoring Agreement including meeting approved credit limits and not being in dispute by the customer. The purchase price of the assigned accounts receivable is the invoiced amount, which is adjusted for any returns, discounts and other customer credits or allowances. The Bank, in its discretion, may provide advances to the Company under the North American Credit Agreement (please see note 4) taking into account, among other things, eligible receivables due from the Bank as factor under the Factoring Agreement. At June 2, 2002, the Bank was making advances to the Company based on 60% of the eligible receivables due from the Bank. As of June 2, 2002, the factoring charge amounted to 0.25% of the assigned accounts receivable with invoice payment terms of up to 60 days and an additional 0.125% for each additional 30 days or portion thereof.

3. OTHER RECEIVABLES

         Other receivables are comprised of the following:

                                                JUNE 2,          AUGUST 31,
                                                 2002               2001
                                              -----------       ------------
Federal tax receivable .....................    $1,645            $   --
Foreign value added tax credit .............     1,611             1,204
Contractual resolution .....................     1,500                --
Royalty recovery ...........................     1,415                --
Notes receivable and accrued interest
      due from officers (note 7) ...........       938               773
Other ......................................       455               393
                                                ------            ------
Other receivables ..........................    $7,564            $2,370
                                                ======            ======

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

4. DEBT

         Debt consists of the following:

                                                      JUNE 2,      AUGUST 31,
                                                       2002           2001
                                                     ---------    -----------
SHORT TERM DEBT:

10% Convertible Subordinated Notes (A) ...........   $    --          $29,225
Mortgage notes (B) ...............................       802            1,270
Obligations under capital leases .................       546              536
Supplemental bank loan (C) .......................     5,000           10,000
Advances from International factor (D) ...........     3,465            6,273
Advances from North America factor (note 2) ......    27,816            7,349
                                                     -------          -------
                                                      37,629           54,653
                                                     -------          -------
LONG TERM DEBT:

Mortgage notes (B) ...............................     4,036            4,396
Obligations under capital leases .................       534              577
Bank participation advance (E) ...................     9,500            9,500
                                                     -------          -------
                                                      14,070           14,473
                                                     -------          -------
                                                     $51,699          $69,126
                                                     =======          =======

         (A) In February 1997, the Company issued $50,000 of unsecured 10% convertible subordinated notes (the "Notes") with a maturity date of March 1, 2002 and interest payable semiannually. On March 1, 2002, the Company repaid the remaining $12,190 principal balance outstanding on the Notes plus the accrued interest due thereon. The Notes were convertible into shares of common stock prior to maturity at a conversion price of $5.18 per share.

         In March and April 2001, the Company retired, through repurchase, a total of $13,875 in principal amount of the Notes for an aggregate purchase price of approximately $6,751. Concurrently with the Note repurchases, the Company sold a total of 3,147 shares of its common stock to those same Note holders for $3,934, based on a purchase price of $1.25 per share. The $6,751 purchase price of the Notes included $754 for the excess of the fair value of the common stock at issuance over the price paid by the Note holders, plus $5,997 of cash paid by the Company (including the use of the proceeds from the stock sale). As a result of this Note retirement, the Company recorded an extraordinary gain of approximately $7,124 in the third quarter of fiscal 2001. Additionally, due to the delayed effectiveness of the Company's registration statement filed with the SEC, which covered the resale of the common stock purchased by those former Note holders, the Company was required to issue a total of 750 shares of common stock to certain of those former Note holders. This issuance resulted in an extraordinary charge of approximately $2,798 in the fourth quarter of fiscal 2001, reflecting the fair value of the additional shares of common stock issued. On December 12, 2001, the SEC declared the Company's registration statement effective.

         In June 2001, the Company retired $6,650 in principal amount of the Notes, plus the accrued interest thereon of approximately $193, in exchange for 2,022 shares of its common stock. The excess of the $7,198 fair value of the shares issued, over the principal amount of the Notes retired and the accrued interest thereon of $355, was recorded as an extraordinary loss on the early retirement of the Notes in the fourth quarter of fiscal 2001.

         In August 2001, due to the delayed effectiveness of the Company's registration statement filed with the SEC, which covered the resale of the common stock issued in connection with the early retirement of the Notes, the Company issued 250 shares of its common stock to one former Note holder. The fair value of the shares of

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

common stock issued was $1,176 and was recorded as an extraordinary charge in the fourth quarter of fiscal 2001. As a result of all the fiscal 2001 transactions related to Note retirements, the Company had a net extraordinary gain of $2,795 in fiscal 2001.

         In February 2002, the Company retired $3,400 in principal amount of the Notes plus accrued interest thereon of approximately $149 in exchange for 956 shares of its common stock. Also in February 2002, the Company retired an additional $9,335 in principal amount of the Notes plus accrued interest thereon of approximately $425 in exchange for 3,253 shares of its common stock. During the second quarter of fiscal 2002, the Company recorded an aggregate extraordinary loss of $1,221 on the early retirement of the Notes, reflecting the aggregate excess of the fair value of the shares issued of $14,530 over the principal amount of the Notes retired plus the accrued interest thereon.

         During the second quarter of fiscal 2002, pursuant to the indenture governing the Notes, an aggregate of $4,300 in principal amount of the Notes was converted into 830 shares of common stock of the Company, at a conversion price of $5.18 per share.

         (B) The Company had a mortgage note which was secured by the Company's corporate headquarters building in the U.S. requiring quarterly principal payments of $181 through February 1, 2002, plus interest at the mortgagor's prime lending rate plus 1.00% per annum (8.25% at August 31, 2001). On March 6, 2002, the Company repaid the principal balance outstanding on the mortgage note. At August 31, 2001 the balance outstanding under the mortgage note was $471. During the fourth quarter of fiscal 2001, as additional security for the supplemental loans (as described below), the Company granted the Bank a second mortgage on its headquarters building.

         The Company granted the U.K. Bank a mortgage in connection with its seven-year term secured credit facility, which was entered into in March 2000 with the U.K. Bank and which relates to the Company's purchase of a building in the United Kingdom. The Company is required to make quarterly principal payments pursuant to the secured credit facility of (pound)137.5 (approximately $200 at June 2, 2002). Interest is charged on this facility at 2.00% above LIBOR (6.00% at June 2, 2002; 7.22% at August 31, 2001). The principal balance outstanding under this credit facility at June 2, 2002 and August 31, 2001 was (pound)3,319 (approximately $4,838) and (pound)3,574 (approximately $5,195), respectively. The U.K. building is currently being held for sale by the Company.

         (C) The Company and the Bank are parties to the North American Credit Agreement which expires on August 31, 2003. This agreement provides for automatic renewals for additional one-year periods, unless terminated by either party upon 90 days' prior notice. Advances under the North American Credit Agreement bear interest at 1.50% per annum above the Bank's prime rate (6.25% at June 2, 2002; 8.25% at August 31, 2001). Certain borrowings in excess of an availability formula bear interest at 2.00% above the Bank's prime rate. Under the North American Credit Agreement, combined advances may not exceed a maximum loan amount of $70,000 or the formula amount, whichever is less. The Company draws down working capital advances and opens letters of credit against the facility in amounts determined based on a formula which takes into account, among other things, the Company's inventory, equipment and eligible receivables due from the Bank, as its factor. Obligations under the North American Credit Agreement are secured by substantially all of the Company's assets. Pursuant to the terms of the North American Credit Agreement, the Company is required to maintain, among other financial covenants, specified levels of working capital and tangible net worth. As of June 2, 2002, the Company was in compliance with respect to those financial covenants contained in the North American Credit Agreement. The Company is presently in negotiations with the Bank to amend and restate the North American Credit Agreement.

         In each of April 2001 and June 2001, under the North American Credit Agreement, the Bank advanced the Company a discretionary supplemental loan of $5,000 above the standard formula for short-term funding, which amount was repaid prior to August 31, 2001.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


         In July 2001, under the North American Credit Agreement, the Bank advanced the Company another discretionary supplemental loan of $10,000 above the standard formula for short-term funding, which was repaid on January 7, 2002.

         On January 14, 2002, under the North American Credit Agreement, the Bank advanced the Company a discretionary supplemental loan of $5,000 above the standard formula for short-term funding, which was repaid on March 6, 2002.

         In March and June of 2002, the Bank agreed to amend certain provisions of the North American Credit Agreement to provide for a supplemental discretionary loan of up to $5,000 above the standard borrowing formula which amount was borrowed and is required to be repaid by July 15, 2002. The Company is currently negotiating an extension of the repayment date with the Bank.

         As additional security for the supplemental loans, two of the Company's executive officers personally pledged as collateral an aggregate of 1,568 shares of the Company's common stock with an approximate market value as of June 2, 2002 of $8,216. In the event the market value of such pledged stock (based on a ten trading day average reviewed by the Bank monthly) decreases below $5,000 and such officers do not deliver additional shares of common stock of the Company to cover such shortfall, then the Bank is entitled to reduce the outstanding supplemental loan by an amount equal to such shortfall. The shares pledged as collateral as of June 2, 2002 included an aggregate of 317 shares of common stock that the Company's officers pledged as additional collateral in October 2001 to cover a shortfall in the aggregate market value of the shares previously pledged. The Bank will release the 1,568 shares of the Company's common stock personally pledged by the officers following a 30-day period in which the Company is not in an overformula position exceeding $1,000. The Company estimates that the fair value of providing the collateral by its officers in connection with the supplemental loan amounted to approximately $200. The Company amortized this amount as a non-cash financing expense over the term of the original supplemental loan, which ended on January 7, 2002. In connection with the original supplemental loan, on October 31, 2001, the Company issued to the Bank a five-year warrant to purchase 100 shares of its common stock at an exercise price of $4.70 per share, the market price per share on the date of issuance. The fair value of the warrant amounted to $419 and was amortized as a non-cash financing expense over the term of the original supplemental loan, which ended on January 7, 2002.

           (D) In fiscal 2001, the Company and certain of its international subsidiaries entered into a receivables facility under which the U.K. Bank provides accounts receivable financing of up to the lesser of approximately $18,000 or 60% of the aggregate amount of eligible receivables relating to the Company's international operations. The interest rate is 2.00% above LIBOR (6.00% at June 2, 2002; 6.25% at August 31, 2001). This facility has a term of three years automatically renewing for additional one-year periods thereafter unless terminated by either party upon 90 days' prior notice. The facility is secured by the accounts receivable and assets of such subsidiaries. As of June 2, 2002, there was an outstanding balance under the facility of $3,465.

           (E) In March 2001, the Bank entered into junior participation agreements (the "Participation") with certain investors (the "Junior Participants") under and pursuant to the North American Credit Agreement. Following the Participation, the Bank advanced $9,500 to the Company for working capital purposes. The North American Credit Agreement requires the Company to repay the $9,500 Participation to the Bank upon termination of the North American Credit Agreement for any reason, and the junior participation agreements require the Bank to repurchase the Participation from the Junior Participants on the earlier of March 12, 2005 or the date upon which the Company repays all amounts outstanding under the North American Credit Agreement and the agreement is terminated . If the Company were not able to repay the Participation, the Junior Participants would have subordinated rights assigned to them under the North American Credit Agreement with respect to the unpaid Participation.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


   (F) Maturities of debt are as follows:

      Fiscal Years Ending August 31,
      2002 .............................   $36,618
      2003 .............................    11,852
      2004 .............................       807
      2005 .............................       807
      2006 .............................       807
      Thereafter .......................       808
                                           -------
                                           $51,699
                                           =======



5. EARNINGS PER SHARE



                                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                  JUNE 2,               JUNE 2,
                                                           -------------------    --------------------
                                                              2002      2001        2002        2001
                                                           --------   --------    --------    --------
BASIC EPS COMPUTATION:
   Earnings before extraordinary gain (loss) ...........   $  2,535   $    243    $ 24,918    $ 11,591
   Extraordinary gain (loss) on early retirement of debt       --        7,124      (1,221)      7,124
                                                           --------   --------    --------    --------
   Net income ..........................................   $  2,535   $  7,367    $ 23,697    $ 18,715
                                                           ========   ========    ========    ========
   Weighted average common shares
       outstanding .....................................     91,595     59,334      83,529      57,295
                                                           ========   ========    ========    ========
   Earnings per share before extraordinary gain (loss) .   $   0.03   $      -    $   0.30    $   0.20
   Extraordinary gain (loss) per share .................       --         0.12       (0.02)       0.13
                                                           --------   --------    --------    --------
   Earnings per share ..................................   $   0.03   $   0.12    $   0.28    $   0.33
                                                           ========   ========    ========    ========
DILUTED EPS COMPUTATION:
   Earnings before extraordinary gain (loss) ...........   $  2,535   $    243    $ 24,918    $ 11,591
   Extraordinary gain (loss) on early retirement of debt       --        7,124      (1,221)      7,124
                                                           --------   --------    --------    --------
   Net income ..........................................   $  2,535   $  7,367    $ 23,697    $ 18,715
                                                           ========   ========    ========    ========
   Weighted average common shares outstanding ..........     91,595     59,334      83,529      57,295
   Dilutive potential common shares:
       Stock options and warrants ......................      5,717      1,208       5,066       1,223
                                                           --------   --------    --------    --------
   Diluted common shares outstanding ...................     97,312     60,542      88,595      58,518
                                                           ========   ========    ========    ========
   Earnings per share before extraordinary gain (loss) .   $   0.03   $      -    $   0.28    $   0.20
   Extraordinary gain (loss) per share .................       --         0.12       (0.01)       0.12
                                                           --------   --------    --------    --------
   Earnings per share ..................................   $   0.03   $   0.12    $   0.27    $   0.32
                                                           ========   ========    ========    ========

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

6. EQUITY

         In February 2002, the Company issued 7,167 shares of common stock in a private placement of its common stock to certain qualified institutional investors and accredited investors, at a purchase price of $3.00 per share, raising net proceeds to the Company of $19,785. The per share price represented a 10% discount to the then-recent public trading price of the common stock. The Company filed a registration statement with the SEC covering the resale by those investors of all the shares issued in the private placement, which registration statement became effective in May 2002.

         As a result of the private placement and the anti-dilution provisions included in certain warrants outstanding on the date the private placement was consummated, in February 2002, the Company modified the terms of two warrants it had previously issued. One warrant, originally issued to the Bank in October 2001, was modified to increase the number of shares purchasable under the warrant from 100 to 136 and to decrease the exercise price from $4.70 per share to $3.00 per share. The second warrant, originally issued in August 2001, was modified to decrease the exercise price from $3.60 per share to $3.56 per share. As a result of these modifications, the Company recorded an additional non-cash financing charge of $113 which is included in the Company's interest expense for the nine months ended June 2, 2002.

         During the nine months ended June 2, 2002, the Company issued (i) 40 shares of its common stock in connection with the exercise of warrants which were issued in connection with litigation settlements, (ii) 750 shares of its common stock in connection with the exercise of other warrants which were issued to parties unrelated to the Company in connection with the March 2001 Participation and (iii) 105 shares of its common stock in connection with the partial exercise of a warrant which was issued to a director of the Company in connection with the March 2001 Participation.

         In October 2001, the Company issued a total of 1,125 shares of its common stock in connection with warrants exercised by two executive officers of the Company. The Company received $23, which represents the par value of the shares issued, and two promissory notes totaling $3,352 for the unpaid portion of the exercise price of the warrants. The notes provide the Company full recourse against the officers' assets and are payable the earlier of October, 2002 or the date upon which the warrant shares are sold, but only to the aggregate amount of the warrant shares sold. The notes bear interest at the same rate the Company is charged from time to time by the Bank, which is the Bank's prime rate plus 1.50% per annum. Included in other receivables at June 2, 2002 is $147 of accrued interest receivable on the notes. The notes receivable are reflected as a contra-equity balance in additional paid-in capital.

         In October 2001, the Company issued to two executive officers of the Company warrants to purchase a total of 1,250 shares of its common stock at an exercise price of $2.88 per share, the fair value of the common stock on the grant date. These warrants were issued in connection with those officers pledge to the Bank, as additional security for the Company's supplemental loans, of an aggregate of 1,250 shares of Company common stock held by them (please see note
4C).

         Commencing in September 2001, the Company was required to make a $336 monthly payment to certain investors in connection with the July 2001 private placement of common stock, until the resale of the shares of common stock issued in connection with the private placement were registered with the SEC. During the nine months ended June 2, 2002, the Company paid an aggregate of $1,008 to the investors, which is included in the Company's other expenses. On December 12, 2001, the SEC declared the related registration statement effective. The Company incurred costs of $287 in connection with the private placement during the nine months ended June 2, 2002 and recorded such costs as a reduction of additional paid-in capital.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

7. RELATED PARTY TRANSACTIONS

         The Company pays sales commissions to a firm which is owned and controlled by one of the Company's executive officers, directors and principal stockholders. These sales commissions relate to the sales of Company software which were generated by that company. These commissions amounted to approximately $139 and $92 for the three months ended June 2, 2002 and 2001, respectively, and $435 and $231 for the nine months ended June 2, 2002 and 2001, respectively. The Company owed the firm approximately $381 and $18 at June 2, 2002 and August 31, 2001, respectively, for services provided.

         In February 2002, in accordance with the officer's employment agreement, the Company loaned one of its executive officers $300 under a promissory note, the proceeds of which were used toward the purchase of a new residence. The promissory note bears interest at a rate of 6.00% per annum which is due and payable on or before December 31st of each year the promissory note remains outstanding. The promissory note is secured by a second deed of trust, for which the Company is the beneficiary, on the real property upon which the new residence is situated. The promissory note is due to be repaid on the earlier to occur of the sale of the officer's new residence or June 28, 2004; provided, however that, if the employment agreement is terminated by the Company without cause prior to such date, then, in such event, the promissory note shall be deemed forgiven by the Company. As of June 2, 2002, the principal balance outstanding under the loan was $300 and the accrued interest was $5.

         In August 2000, in connection with the officer's employment with the Company, the Company loaned one of its officers $200 under a promissory note. The note bears no interest and is payable in full on the earlier to occur of the sale of the officer's personal residence or August 24, 2004. Based on the officer's employment agreement, the loan was forgiven at a rate of $25 for each year the officer remained employed with the Company up to a maximum amount which could be forgiven of $100. Accordingly, in August 2001 the Company expensed $25 and reduced the officer's outstanding loan balance to $175. In May 2002, in connection with a separation agreement with the officer, the Company forgave another $50. As of June 2, 2002 and August 31, 2001, the balance outstanding under the loan was $125, and $175, respectively.

         In August 1998, in accordance with the officer's employment agreement, the Company loaned one of its officers $500 under a promissory note. The note was reduced by $50 in August 1999, in connection with the terms of the officer's employment agreement, and by $200 in January 2000 in connection with the employee's termination. The note bears no interest and is payable on the earlier to occur of the sale or transfer of the former officer's personal residence or August 11, 2003. As of June 2, 2002 and August 31, 2001, the balance outstanding under the loan was $250.

         In April 1998, in accordance with the officer's employment agreement, the Company loaned one of its executive officer's $200 under a promissory note. The note bears interest at the Bank's prime rate plus 1.00% per annum and is payable in full in April 2003. The due date for the repayment of principal and interest on the Notes may not be extended under any circumstance. As of June 2, 2002 and August 31, 2001, the balance outstanding under the loan was $200.

         In July 2001, the Company issued 1,500 shares of its common stock in connection with warrants exercised by two officers of the Company. The Company received $30, which represents the par value of the shares of common stock issued, and two promissory notes totaling $3,595 for the unpaid portion of the exercise price of the warrants. The notes provide the Company full recourse against the officers' assets and are payable the earlier of August 31, 2003 or the date upon which the warrant shares are sold, but only to the aggregate amount of the warrant shares sold. The due date of August 31, 2003 for the repayment of the principal and interest on the notes may not be extended under any circumstance. The notes bear interest at the same rate the Company is charged from time to time by the Bank, which is the Bank's prime rate plus 1.50% per annum. Included in other receivables at June 2, 2002 is $234 of accrued interest receivable on the notes. The notes receivable are reflected as a contra-equity balance in additional paid-in capital.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


         The Company receives legal services from two law firms, of which two members of the Company's board of directors are partners. The Company incurred fees from these firms totaling $59 and $152 for the three months ended June 2, 2002 and 2001, respectively, and $373 and $421 for the nine months ended June 2, 2002 and 2001, respectively. As of June 2, 2002 and August 31, 2001, the Company owed these firms fees of $166 and $154, respectively, for services rendered.

         See also note 6.

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


8. SEGMENT INFORMATION

         The Company's chief operating decision-maker is the Company's Chief Executive Officer. The Company has three reportable segments, North America, Europe, and Pacific Rim, which are organized, managed and analyzed geographically and operate in one industry segment, the development, marketing and distribution of entertainment software. Information about the Company's operations for the three and nine months ended June 2, 2002 and 2001 is presented below:


                                             NORTH                PACIFIC
                                            AMERICA    EUROPE       RIM     ELIMINATIONS   TOTAL
                                           --------   --------    --------  ------------  --------
THREE MONTHS ENDED JUNE 2, 2002
    Net revenues from external customers   $ 43,912   $ 16,574    $  2,377     $  --      $ 62,863
    Intersegment sales .................         26      4,129       --         (4,155)       --
                                           --------   --------    --------     -------    --------
    Total net revenues .................     43,938     20,703       2,377      (4,155)     62,863
                                           ========   ========    ========     =======    ========
    Interest income ....................        215          9           2        --           226
    Interest expense ...................      1,177        215           1        --         1,393
    Depreciation and amortization ......      1,831        359          16        --         2,206
    Segment operating profit (loss) ....      3,488       (694)        530        --         3,324

THREE MONTHS ENDED JUNE 2, 2001
    Net revenues from external customers   $ 27,603   $ 10,099    $    940     $  --      $ 38,642
    Intersegment sales .................         27      2,109       --         (2,136)       --
                                           --------   --------    --------     -------    --------
    Total net revenues .................     27,630     12,208         940      (2,136)     38,642
                                           ========   ========    ========     =======    ========
    Interest income ....................       --           27           3        --            30
    Interest expense ...................      2,141        368          17        --         2,526
    Depreciation and amortization ......      1,747        446          95        --         2,288
    Segment operating profit (loss) ....      4,383     (1,956)          2        --         2,429

NINE MONTHS ENDED JUNE 2, 2002
    Net revenues from external customers   $154,977   $ 52,853    $  6,803     $  --      $214,633
    Intersegment sales .................         54      9,749       --         (9,803)       --
                                           --------   --------    --------     -------    --------
    Total net revenues .................    155,031     62,602       6,803      (9,803)    214,633
                                           ========   ========    ========     =======    ========
    Interest income ....................        565         94           5        --           664
    Interest expense ...................      5,915        654           2        --         6,571
    Depreciation and amortization ......      5,242        994          53        --         6,289
    Segment operating profit ...........     22,130      6,316       1,583        --        30,029
    Identifiable assets at June 2, 2002     135,875     35,167       3,253        --       174,295

NINE MONTHS ENDED JUNE 2, 2001
    Net revenues from external customers   $109,412   $ 37,086    $  4,541     $  --      $151,039
    Intersegment sales .................        310      7,124        --        (7,434)       --
                                           --------   --------    --------     -------    --------
    Total net revenues .................    109,722     44,210       4,541      (7,434)    151,039
                                           ========   ========    ========     =======    ========
    Interest income ....................        283         71           8        --           362
    Interest expense ...................      7,095        771          23        --         7,889
    Depreciation and amortization ......      5,435      1,013         296        --         6,744
    Segment operating profit (loss) ....     21,844     (3,329)       (560)       --        17,955
    Identifiable assets at June 2, 2001      47,438     20,458       1,228        --        69,124

                  ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



         The Company's gross revenues were derived from the following product categories:


                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     JUNE 2,                JUNE 2,
                                               -----------------       -----------------
                                                2002       2001         2002       2001
                                               ------     ------       ------     ------
Cartridge-based software:
   Nintendo Game Boy software .................   9%         4%           7%        13%
   Nintendo 64 software .......................   0%         0%           0%         2%
                                               ------     ------       ------     ------
Subtotal for Cartridge-based software .........   9%         4%           7%        15%
                                               ------     ------       ------     ------

CD-based software:

   Microsoft Xbox: 128-bit software ...........  18%         0%          10%         0%
   Nintendo GameCube: 128-bit software ........  30%         0%          24%         0%
   Sony PlayStation: 32-bit software ..........   3%        24%           5%        49%
   Sony PlayStation 2: 128-bit software........  38%        66%          52%        20%
   Sega Dreamcast: 128-bit software ...........   0%         4%           0%        11%
                                               ------     ------       ------     ------
Subtotal for CD-based software ................  89%        94%          91%        81%
                                               ------     ------       ------     ------
PC Software ...................................   2%         2%           1%         4%
                                               ------     ------       ------     ------
Total ......................................... 100%       100%         100%       100%
                                               ======     ======       ======     ======



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

OVERVIEW

         We develop, publish, distribute and market under our brand name video and computer game software on a worldwide basis for popular interactive entertainment consoles, such as Sony's PlayStation and PlayStation 2, Nintendo's Game Boy Advance and GameCube, and Microsoft's Xbox, and, to a lesser extent, PCs. In fiscal 2001, we released a total of 35 titles for PlayStation, PlayStation 2, Game Boy Color, Dreamcast and PCs. In the first quarter of fiscal 2002, we released a total of 13 titles for PlayStation 2, Game Boy Advance, GameCube, Xbox and PCs. In the second quarter of fiscal 2002, we released a total of nine titles for PlayStation 2, Game Boy Advance, GameCube and Xbox. In the third quarter of fiscal 2002, we released a total of 12 titles for PlayStation 2, Game Boy Advance, GameCube and Xbox. We plan to release a total of approximately 42 titles for PlayStation, PlayStation 2, Game Boy Advance, GameCube, Xbox and PCs during fiscal 2002. We develop our own software in our six software development studios located in the U.S. and the U.K., including a motion capture studio and a recording studio in the U.S. We also contract with independent software developers to create software for us. We distribute our software directly through our subsidiaries in North America, the U.K., Germany, France, Spain and Australia. We also utilize regional distributors outside those geographic areas. We also distribute software developed and published by third parties, develop and publish strategy guides relating to our software and issue "special edition" comic magazines from time to time to support our time valued brands, Turok and Shadow Man.

         We have traditionally derived our revenues from sales of software for the then-popular game consoles. Therefore, we must continually anticipate game console cycles and our research and development group must develop software programming tools necessary for emerging hardware systems. Our performance has been, and is expected in the future to be, negatively affected by platform transitions. In fiscal 2000, the video and computer games industry began experiencing another platform transition from 32-bit and 64-bit to 128-bit game consoles and related software. We believe that sales of 32-bit and 64-bit game consoles peaked in fiscal 1999, and deteriorated in fiscal 2000 and 2001. This transition resulted in increased competition, fewer hit titles capable of achieving significant sales levels and increased price weakness for non-hit titles. The software transition also resulted in an industry-wide software price weakness which impacted our operating results during fiscal 2000, as the market commenced a shift to next-generation systems which were launched by Sega in fiscal 2000 and Sony in fiscal 2001. Sony introduced PlayStation 2 in Japan in the spring of 2000 and shipped a limited number of units in the U.S. and Europe in the fall of 2000. As of May 2002, the base of installed PlayStation 2 consoles was approximately 9.2 million in North America and approximately 7.3 million in Europe. Microsoft introduced its Xbox system in November 2001, entering the video game console market in the U.S. for the first time . Microsoft launched the Xbox in Japan in February 2002 and in Europe in March 2002. As of May 2002, the base of installed Xbox consoles was approximately 2.2 million in North America and approximately 0.4 million in Europe. Nintendo introduced its next-generation system, the GameCube, in Japan in September 2001 and in the U.S. in November 2001. Nintendo launched GameCube in Europe in the spring of 2002. As of May 2002, the base of installed GameCube consoles was approximately 1.6 million in North America and approximately 0.3 million in Europe. Nintendo also launched its new handheld system, Game Boy Advance, in Japan, the U.S. and Europe in the spring of 2001. In early 2001, Sega announced its plan to exit the hardware business, cease distribution and sales of its Dreamcast console and re-deploy its resources to develop software for multiple platforms. See "Factors Affecting Future Performance: Industry Trends, Platform Transitions and Technological Change May Adversely Affect Our Revenues and Profitability".

         Our current release schedule is developed around PlayStation 2, Xbox, Game Boy Advance and GameCube. We will continue to support certain legacy systems, such as PlayStation, on a limited basis. We did not release any N64 titles in fiscal 2001 or in the first nine months of fiscal 2002 and do not plan to release any new N64 or Dreamcast titles during the balance of fiscal 2002. Although the installed base of next-generation systems in fiscal 2001 did not support software sales at the levels achieved in fiscal 1999 ($431 million), which was prior to the recently-completed platform transition, we anticipate that the eventual installed base of the next-generation systems will provide a market for our software large enough to substantiate software sales at levels greater than those achieved in fiscal 1999. Improved gross margins are expected when compared to fiscal 2000 based on the predominance of CD-based product rather than cartridge-based product. Although the next-generation systems appear to have been well received in the marketplace, and recent price reductions by console manufacturers have resulted in increased sales, there can be no assurance that these next-generation game systems (e.g., Nintendo's GameCube, Microsoft's Xbox and Sony's PlayStation 2) will achieve commercial success similar to and/or consistent with the previous level of installed bases of the 32-bit PlayStation or 64-bit N64, nor can there be any assurances made as to the timing of their success. See "Liquidity and Capital Resources" below and "Factors Affecting Future Performance: Industry Trends, Console Transitions and Technological Change May Adversely Affect Our Revenues and Profitability."

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

         Our revenues in any period are generally driven by the titles which we released during that period, as well as the timing of the season in which the period falls. See "Seasonality." We have experienced delays in the introduction of new titles, which has had a negative impact on our operations, as well as quarterly and annual reported financial results. It is likely that some of our future titles will not be released in accordance with our operating plans, in which event our results of operations and profitability in that period would be negatively affected. See "Liquidity and Capital Resources" and "Factors Affecting Future
Performance: Revenues and Liquidity Are Dependent on Timely Introduction of New Titles."

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

         Revenues from sales of our software increased in the third quarter and first nine months of fiscal 2002 as compared to the same periods last year predominantly from (1) the introduction of new titles for the Xbox and GameCube game systems commencing in the first quarter of fiscal 2002, (2) the greater global installed base of PlayStation 2 game consoles and (3) the release of better performing titles across all three next-generation game systems. See "Net Revenues."

         We recorded net earnings of $2.5 million, or $0.03 per diluted share, for the third quarter of fiscal 2002 (based on weighted average diluted shares outstanding of 97,312,000) compared to net earnings of $7.4 million, or $0.12 per diluted share, for the same period last year (based on weighted average diluted shares outstanding of 60,542,000). Earnings before extraordinary items were $2.5 million, or $0.03 per diluted share, for the third quarter of fiscal 2002 compared to earnings before extraordinary items of $0.2 million, or $0.00 per diluted share, for the same period last year. Earnings from operations of $3.3 million increased by 37% for the third quarter of fiscal 2002 as compared to the same period last year due primarily to an increase of $8.8 million in gross profit, partially offset by an increase of $7.9 million in operating expenses. See "Gross Profit" and "Operating Expenses."

         Revenues generated by CD-based products represented 89% of gross revenues, while revenues generated by cartridge-based software represented 9% of gross revenues in the third quarter of fiscal 2002; this compares to 94% (CD-based) and 4% (cartridge-based) of gross revenues in the same period last year.

         We recorded net earnings of $23.7 million, or $0.27 per diluted share, for the first nine months of fiscal 2002 (based on weighted average diluted shares outstanding of 88,595,000) compared to net earnings of $18.7 million, or $0.32 per diluted share, for the same period last year (based on weighted average diluted shares outstanding of 58,518,000). Earnings before extraordinary items were $24.9 million, or $0.30 per diluted share, for the first nine months of fiscal 2002 compared to earnings before extraordinary items of $11.6 million, or $0.20 per diluted share for same period last year. Earnings from operations of $30.0 million increased by 67% for the first nine months of fiscal 2002 as compared to the same period last year due primarily to an increase of $27.3 million in gross profit, partially offset by an increase of $15.3 million in operating expenses. See "Gross Profit" and "Operating Expenses."

         Revenues generated by CD-based products represented 91% of gross revenues while revenues generated by cartridge-based software represented 7% in the first nine months of fiscal 2002; this compares to 81% (CD-based) and 15% (cartridge-based) in the same period last year.

         We implemented a three-tier product development strategy in fiscal 2000 to ensure that our software would be competitive for all of the next-generation hardware systems: first, we directed our studios to develop the software tools and engines for all the next-generation hardware systems, second, we ensured that the development of our key titles for next-generation systems were performed by our internal studios (for example, Turok, All Star Baseball and VEXX) and third, we contracted with independent studios for the development of software for PlayStation and Game Boy Color. Internal development of games permits us to better control variable expenses, spread the costs of our software development tools and engines across several different games, shorten the development time and costs of creating sequels (for example, All Star Baseball and Legends of Wrestling), protect the proprietary game engine technology for next-generation systems, and help ensure the timeliness and quality of our titles. Products developed by our internal studios generated 37% of our gross revenues during the third quarter of fiscal 2002 and 50% of our gross revenues during the first nine months of fiscal 2002. A significant amount of the research and development work for developing the next-generation game engines was completed in fiscal 2000 and 2001. We generally expect research and development costs to increase ratably with net revenues in the future as we expand our product lines through the addition of more teams in our internal studios and the acquisition of more titles from a select group of key independent developers. See "Factors Affecting Future
Performance: Profitability is Affected By Research and Development Expenditure Fluctuations due to Console Transitions and Development for Multiple Consoles."

         As we emerge from the recent game console transition and compete in the software market for next-generation systems it is necessary that we continue to meet our product release schedule and sales projections and continue to manage our operational expenditures at planned levels in order to generate sufficient liquidity to fund our operations. See "Liquidity and Capital Resources." Our results of operations in the future will be dependent in large part on (1) the rate of growth of the software market for 128-bit and other emerging game systems, and (2) our ability to identify, develop and timely publish, in accordance with our product release schedule, software that performs well in the marketplace.

RESULTS OF OPERATIONS

         The following table shows certain consolidated statements of operations data as a percentage of net revenues for the periods indicated:



                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   JUNE 2,              JUNE 2,
                                             ------------------    -----------------
                                               2002      2001       2002       2001
                                             --------  --------    --------  --------
Domestic revenues .......................     69.9%      71.5%      72.2%      72.4%
Foreign revenues ........................     30.1%      28.5%      27.8%      27.6%
                                             --------  --------    --------  --------
Net revenues ............................    100.0%     100.0%     100.0%     100.0%
Cost of revenues ........................     42.5%      29.1%      39.7%      32.4%
                                             --------  --------    --------  --------
Gross profit ............................     57.5%      70.9%      60.3%      67.6%
                                             --------  --------    --------  --------
Operating expenses
    Marketing and selling ...............     20.8%      23.1%      18.3%      16.4%
    General and administrative ..........     16.6%      24.7%      14.9%      19.8%
    Research and development ............     14.9%      16.8%      13.1%      19.5%
                                             --------  --------    --------  --------
Total operating expenses ................     52.3%      64.6%      46.3%      55.7%
                                             --------  --------    --------  --------
Earnings from operations ................      5.2%       6.3%      14.0%      11.9%
Other income (expense)
    Interest income .....................      0.4%       0.1%       0.3%       0.2%
    Interest expense ....................     (2.2%)     (6.5%)     (3.1%)     (5.2%)
    Other income (expense) ..............      0.6%       0.8%      (0.1%)      0.9%
                                             --------  --------    --------  --------
Total other expense .....................     (1.2%)     (5.6%)     (2.9%)     (4.1%)
                                             --------  --------    --------  --------
Earnings before income taxes ............      4.0%       0.7%      11.1%       7.8%
Income tax provision (benefit) ..........      0.0%       0.0%      (0.4%)      0.1%
                                             --------  --------    --------  --------
Earnings before extraordinary gain (loss)      4.0%       0.7%      11.5%       7.7%
Extraordinary gain (loss) on early
    retirement of debt ..................      0.0%      18.4%      (0.6%)      4.7%
                                             --------  --------    --------  --------
Net earnings ............................      4.0%      19.1%      10.9%      12.4%
                                             ========  ========    ========  =======

NET REVENUES

           Our gross revenues were derived from the following product categories:

                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                              JUNE 2,               JUNE 2,
                                         ------------------    -----------------
                                           2002      2001        2002     2001
                                         --------  --------    -------- --------
Cartridge-based software:
   Nintendo Game Boy software .........      9%        4%          7%      13%
   Nintendo 64 software ...............      0%        0%          0%       2%
                                         --------  --------    -------- --------
Subtotal for Cartridge-based software .      9%        4%          7%      15%
                                         --------  --------    -------- --------
CD-based software:
   Microsoft Xbox: 128-bit software ...     18%        0%         10%       0%
   Nintendo GameCube: 128-bit software      30%        0%         24%       0%
   Sony PlayStation: 32-bit software ..      3%       24%          5%      49%
   Sony PlayStation 2: 128-bit software     38%       66%         52%      20%
   Sega Dreamcast: 128-bit software ...      0%        4%          0%      11%
                                         --------  --------    -------- --------
Subtotal for CD-based software ........     89%       94%         91%      81%
                                         --------  --------    -------- --------
PC Software ...........................      2%        2%          1%       4%
                                         --------  --------    -------- --------
Total .................................    100%      100%        100%     100%
                                         ========  ========    ======== ========

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

         For the third quarter of fiscal 2002, net revenues of $62.9 million reflect an increase of approximately $24.2 million, or 63%, as compared to $38.6 million for the same period last year. The increase in net revenues resulted from a $35.0 million increase in gross revenues that was partially offset by a $10.8 million increase in our net provision for returns and price concessions. The increase in gross revenues was driven by sales of newly released software titles for the three recently introduced next-generation game systems: Xbox, GameCube and PlayStation 2. Sales of software titles for the three game systems accounted for 86% of gross revenues during the quarter. The greatest level of sales was from software titles released for PlayStation 2 which to date has the highest installed base of the three game systems.

         For the first nine months of fiscal 2002, net revenues of $214.6 million reflect an increase of approximately $63.6 million, or 42%, as compared to $151.0 million for the same period last year. The increase in net revenues resulted from a $77.4 million increase in gross revenues that was partially offset by a $13.8 million increase in our net provision for returns and price concessions. The increase in gross revenues was driven by sales of newly released software titles for the three recently introduced next-generation game systems: Xbox, GameCube and PlayStation 2. Sales of software titles for the three game systems accounted for 86% of gross revenues during the first nine months of fiscal 2002. The greatest level of sales was from software titles released for PlayStation 2.

         Increased unit volume during the third quarter of fiscal 2002, as compared to the same period last year, contributed $23.6 million to the increase in net revenues. Increased unit volume contributed $38.4 million to the increase in sales during the first nine months of fiscal 2002 as compared to the same period last year, while higher average selling prices contributed the remaining $25.2 million. See "Gross Profit."

         Products developed by our internal studios generated 37% of gross revenues during the third quarter of fiscal 2002 and 50% of our gross revenues during the first nine months of fiscal 2002.

         The following top 5 game franchises accounted for a significant percentage of our gross revenues during the three and nine months ended June 2, 2002 and 2001:


                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                            JUNE 2,               JUNE 2,
                                      ------------------    ------------------
     GAME FRANCHISE       PLATFORM     2002        2001      2002        2001
------------------------  ----------  ------      ------    ------      ------
Burnout                   Multiple      18%          --       14%          --
Legends of Wrestling      Multiple      15%          --       10%          --
All-Star Baseball         Multiple      10%         21%       14%          5%
Dave Mirra Freestyle BMX  Multiple       8%         13%       15%         27%
Crazy Taxi                Multiple       7%         41%        8%         10%

         Our revenues for the first nine months of 2002 are better distributed among our game franchises than revenues for the same period last year as several of our game franchises materially contributed to our revenues in the current year as compared to the prior year where fewer titles had a greater impact. Of titles shipped during the third quarter of fiscal 2002, Aggressive Inline received the editor's choice award from IGN.com and Headhunter received "Game of the Month" from PSM Magazine. In fiscal 2002, All Star Baseball 2003 was rated "best of the breed" by Newsweek magazine and both All Star Baseball 2003 and Burnout received the editor's choice award from IGN.com.

         A significant portion of our revenues in any quarter are generally derived from software first released in that quarter or in the immediately preceding quarter. During the third quarter of fiscal 2002, approximately 37% of revenues were derived from software released during that quarter. See "Factors Affecting Future Performance: Revenues and Liquidity Are Dependent on Timely Introduction of New Titles," and "Our Future Success is Dependent on Our Ability to Release "Hit" Titles."

         We anticipate that our mix of domestic and foreign net revenues will continue to be affected by the content of titles we release to the extent such titles are more relatively positioned for the domestic consumer.

         In the first quarter of fiscal 2002, we moved our quarterly closing dates from the Saturday closest to the last calendar day of the quarter to the Sunday closest to the last calendar day of the quarter. This change resulted in approximately $8.4 million of additional gross revenues in the first nine months of fiscal 2002 but will have no effect on our gross revenues or net earnings for the year ending August 31, 2002. Our fiscal year-end date (August 31) remains unchanged.

GROSS PROFIT

         Gross profit is significantly affected by the sales mix between CD-based and cartridge-based software. Gross profit is also, from time to time, significantly affected by the level of price concessions provided to retailers and distributors, the amount of amortization of software development costs and the fees paid to third-party distributors for software sold overseas. We will grant price concessions to our key customers (major retailers which control market access to the consumer) when we deem those concessions are necessary to maintain our relationships with those retailers and continued access to our retail channel customers. If the consumers' demand for a specific title falls below expectations or significantly declines below previous rates of sale, a price concession or credit may be requested by our customers to spur further sales. Gross profit percentages earned on foreign software sales to third-party distributors are generally one-third lower than those on sales we make directly to foreign retailers.

         Gross profit of $36.2 million (58% of net revenues) for the third quarter of fiscal 2002 increased $8.8 million, or 32%, from $27.4 million (71% of net revenues) for the same period last year. The increased gross profit is due to significant Xbox, GameCube and PlayStation 2 software sales volume. See "Net Revenues."

         Gross profit of $129.5 million (60% of net revenues) for the first nine months of fiscal 2002 increased $27.3 million, or 27%, from $102.1 million (68% of net revenues) for the same period last year. The increased gross profit is due to significant PlayStation 2, GameCube and Xbox software sales volume. See "Net Revenues."

         Gross profit as a percentage of net revenues decreased approximately 13% for the third quarter of fiscal 2002 as compared to the same period last year. Our gross profit as a percentage of net revenues decreased approximately 8% for the first nine months of fiscal 2002 as compared to the same period last year. These decreases were primarily a result of the amortization of capitalized software development costs, included in cost of revenues, off-price sales of catalog software at lower margins to certain customers in a relatively new distribution channel and sales of software in the rental market.

         Amortization of capitalized software development costs amounted to $1.4 million (2% of net revenues) for the third quarter of fiscal 2002 as compared to $0.6 million of amortization for the same period last year. Amortization of capitalized software development costs amounted to $7.3 million (3% of net revenues) for the first nine months of fiscal 2002 as compared to $0.8 million of amortization for the same period last year.

         Our gross profit in fiscal 2002 will be dependent in large part on the rate of growth of the software market for 128-bit game consoles (PlayStation 2, Nintendo's GameCube and Microsoft's Xbox), and our ability to identify, develop and timely publish, in accordance with our product release schedule, software that sells through at projected levels at retail. See "Factors Affecting Future
Performance: Liquidity and Meeting Cash Requirements are Dependent on Achieving Timely Product Releases and Sales Objectives."

OPERATING EXPENSES

         Operating expenses for the third quarter of fiscal 2002 of $32.8 million (52% of net revenues) were $7.9 million, or 32%, higher than the $24.9 million (65% of revenues) of operating expenses for the same period last year. Operating expenses for the first nine months of fiscal 2002 of $99.4 million (46% of net revenues) were $15.3 million, or 18%, higher than the $84.2 million (56% of revenues) of operating expenses for the same period last year.

Marketing and Selling

          Marketing and selling expenses of $13.1 million (21% of net revenues) for the third quarter of fiscal 2002 increased by $4.1 million, or 46%, from $8.9 million (23% of net revenues) for the same period last year. The third quarter fiscal 2002 increase was primarily attributable to a $4.5 million increase in advertising and trade show expenses and a $0.7 million increase in sales commissions due to larger sales volume, partially offset by a $0.5 million reduction of accrued expenses for obligations that ceased under certain expired intellectual property agreements and a $0.7 million reduction to royalty expenses.

         Marketing and selling expenses of $39.3 million (18% of net revenues) for the first nine months of fiscal 2002 increased by $14.5 million, or 59%, from $24.8 million (16% of net revenues) for the same period last year. The increase was primarily attributable to a $7.1 million increase in royalty expenses, a $12.0 million increase in advertising and trade show expenses and a $0.9 million increase in sales commissions due to larger sales volume, partially offset by a $4.9 million reduction of accrued expenses for obligations that ceased under certain expired intellectual property agreements and a $1.1 million recovery of previously paid royalties. The

$7.1 million net increase in royalty expenses is attributable to increased sales volume generated from our top selling game franchises. See "Net Revenues."

         During the third quarter and the first nine months of fiscal 2001, we limited our funding of TV and media advertising because the estimated installed base in North America of the PlayStation 2 system was not deemed sufficient to allow marketing expenditures to be cost effective.

General and Administrative

         General and administrative expenses of $10.4 million (17% of net revenues) for the third quarter of fiscal 2002 increased by $0.9 million, or 9%, from $9.5 million (25% of net revenues) for the same period last year. The increase was due primarily to an increase in employee-related expenses driven by an increase in headcount. As a percentage of net revenues, general and administrative expenses decreased to 16% for the third quarter of fiscal 2002 from 25% for the same period last year. The improvement in general and administrative expenses as a percentage of net revenues resulted primarily from the increases in net revenues for the third quarter of fiscal 2002 as compared to the same period last year in accordance with our business plan to hold these expenses constant on an absolute dollar basis.

         General and administrative expenses of $31.9 million (15% of net revenues) for the first nine months of fiscal 2002 increased by $2.0 million, or 7%, from $29.9 million (20% of net revenues) for the same period last year. The increase was due primarily to an increase in employee-related expenses driven by an increase in headcount. As a percentage of net revenues, general and administrative expenses decreased to 15% from 20% for the same period last year. The improvement in general and administrative expenses as a percentage of net revenues resulted primarily from the increases in net revenues for the first nine months of fiscal 2002 as compared to the same period last year in accordance with our business plan to hold these expenses constant on an absolute dollar basis.

Research and Development.

         Research and development expenses of $9.4 million (15% of net revenues) increased by $2.9 million, or 44%, for the third quarter of fiscal 2002 from $6.5 million (17% of net revenues) for the same period last year. The increase was due primarily to a $8.8 million increase in internal and external development costs associated with a greater number of personnel, partially offset by a $5.8 million increase in the amount of software development costs capitalized resulting from a greater number of software titles in development that met the test of technological feasibility. As a percentage of net revenues, research and development expenses decreased to 15% for the third quarter of fiscal 2002 from 17% for the same period last year.

         Research and development expenses of $28.2 million (13% of net revenues) decreased by $1.3 million, or 4%, for the first nine months of fiscal 2002 from $29.5 million (20% of net revenues) for the same period last year. The decrease was due primarily to the greater number of software titles in development that met the test of technological feasibility resulting in a $11.8 million increase in the amount of software development costs capitalized, partially offset by a $8.2 million increase in internal development costs associated with a greater number of personnel and external development costs. As a percentage of net revenues, research and development expenses decreased to 13%, from 20% for the same period last year. The reduction resulted primarily from the increase in capitalized software development costs.

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

OTHER INCOME AND EXPENSE

Interest Income

         For the third quarter of fiscal 2002, interest income increased by $196,000, or 653%, to $226,000 (0.4% of net revenues) from $30,000 (0.1% of net revenues) for the same period last year. The increase is due to an increase in our average cash balances, partially offset by a general decrease in interest rates.

         For the first nine months of fiscal 2002, interest income increased by $0.3 million, or 83%, to $0.7 million (0.3% of net revenues) from $0.4 million (0.2% of net revenues) for the same period last year. The increase is due to an increase in our average cash balances, partially offset by a general decrease in interest rates.

Interest expense.

         For the third quarter of fiscal 2002, interest expense decreased by $1.1 million, or 45%, to $1.4 million (2% of net revenues) from $2.5 million (7% of net revenues) for the same period last year. The decrease was due primarily to a $1.0 million reduction of interest expense in connection with our 10% convertible subordinated notes, which were fully repaid in March 2002 (see "Liquidity and Capital Resources.")

         For the first nine months of fiscal 2002, interest expense decreased by $1.3 million, or 17%, to $6.6 million (3% of net revenues) from $7.9 million (5% of net revenues) for the same period last year. The decrease was due primarily to a $2.4 million reduction in interest expense incurred on the outstanding balance of our 10% subordinated convertible notes, partially offset by a $1.1 million increase in interest expense incurred in connection with our supplemental bank loan, and advances on accounts receivable obtained from our factor.

Other income (expense).

         For the third quarter of fiscal 2002, other income (expense) increased by $0.1 million, or 26%, to income of $0.4 million (0.6% of net revenues) from income of $0.3 million (0.8% of net revenues) for the same period last year.

         For the first nine months of fiscal 2002, other income (expense) decreased by $1.5 million to an expense of $(0.1) million (0.1% of net revenues) from income of $1.4 million (0.9% of net revenues) for the same period last year. The decrease resulted primarily from $1.0 million we paid to investors as a result of the delayed effectiveness of a registration statement covering the resale of the shares of common stock issued in connection with our July 2001 private placement, and a greater level of net foreign currency exchange losses.

INCOME TAXES

         For the third quarter of fiscal 2002, income tax provision (benefit) was relatively unchanged as compared to the same period last year.

         For the first nine months of fiscal 2002, income tax provision (benefit) changed by $1.2 million to a benefit of $(0.9) million (0.4% of net revenues) from a provision of $0.2 million (0.1% of net revenues) in the same period last year. The change was due primarily to a $0.8 million foreign tax credit we received in connection with tax returns we filed in prior years. We had a federal income tax receivable resulting from foreign income tax credits of $1.6 million at June 2, 2002, which is included in other receivables.

         As of August 31, 2001, we had a U.S. tax net operating loss carryforward of approximately $201.0 million expiring in fiscal years 2011 through 2021.

EXTRAORDINARY (GAIN) LOSS

         During the second quarter of fiscal 2002 we recorded an extraordinary loss of $1.2 million on the early retirement of $12.7 million in principal amount of convertible notes (plus $0.6 million accrued interest) through the issuance of a total of 4,209,420 shares of common stock with a fair value of $14.5 million.

         During the third quarter of fiscal 2001, we recorded an extraordinary gain of $7.1 million on the early retirement of $13.9 million in principal amount of convertible notes.

NET EARNINGS

         We recorded net earnings of $2.5 million, or $0.03 per diluted share (based on weighted average diluted shares outstanding of 97,312,000), for the third quarter of fiscal 2002 compared to net earnings of $7.4 million, or $0.12 per diluted share (based on weighted average diluted share outstanding of 60,542,000) for the same period last year.

         We recorded net earnings of $23.7 million, or $0.27 per diluted share (based on weighted average diluted shares outstanding of 88,595,000), for the first nine months of fiscal 2002 compared to net earnings of $18.7 million, or $0.32 per diluted share (based on weighted average diluted shares outstanding of 58,518,000) for the same period last year.

SEASONALITY

         Our business is seasonal, with higher revenues and operating income typically occurring during our first (which corresponds to the holiday-selling season), second and fourth fiscal quarters. The timing of the delivery of software titles and the release of new products cause material fluctuations in the our quarterly revenues and earnings, which causes our results to vary from the seasonal patterns of the industry as a whole. See "Factors Affecting Future
Performance: Revenues Vary Due to the Seasonal Nature of Video and PC Game Software Purchases."

LIQUIDITY AND CAPITAL RESOURCES

         At June 2, 2002, we had working capital of approximately $18.8 million as compared to a working capital deficit of $43.1 million at August 31, 2001. The improvement of $61.9 million in working capital during the first nine months of fiscal 2002 is mainly attributable to the reduction of our 10% convertible subordinated notes and accrued interest thereon through the issuance of shares of our common stock of $17.6 million and the net proceeds from our February 2002 private placement of $19.8 million. See "Factors Affecting Future Performance:
Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of our Primary Lender and Vendors, and Our Ability to Achieve Our Projected Revenue Levels".

         At August 31, 2001, our working capital and stockholders' deficits, and the recurring use of cash in operating activities raised substantial doubt at that time about our ability to continue as a going concern. We managed our short-term liquidity during the first nine months of fiscal 2002, by receiving advances of $17.7 million from our primary lender under our North American Credit Agreement and under international factoring agreements. In fiscal 2001 we also addressed our short-term liquidity by receiving supplemental borrowings under our North American Credit Agreement with our primary lender and with short-term financing from affiliates, which was borrowed and repaid in each of the second and third quarters of fiscal 2001. To enhance long-term liquidity during the first nine months of fiscal 2002 we raised net proceeds of $19.8 million in a private placement of common stock and retired $12.7 million of 10% convertible subordinated notes through the issuance of common stock. During fiscal 2001, to enhance long-term liquidity, we implemented targeted expense reductions, including a significant reduction in the number of our personnel, and raised net proceeds of $31.5 million from a private placement of common stock, $4.8 million from other sales of common stock and $9.5 million from a loan participation transaction between our primary lender and other lenders. Our future long-term liquidity will be significantly dependent on our ability to timely develop and market new software products that achieve widespread market acceptance for use with the current hardware platforms that dominate the market.

         The Company's liquidity and capital resources are subject to certain risks. See "Factors Affecting Future Performance: Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of Our Primary Lender and Vendors, and Our Ability to Achieve Our Projected Revenue Levels."

         On February 13, 2002, we issued a total of 7,166,667 shares of our common stock in a private placement to certain qualified institutional buyers and accredited investors at a price of $3.00 per share, for aggregate gross proceeds of $21.5 million. We recorded $19.8 million to stockholders' equity during the first nine months of fiscal 2002 to reflect the net proceeds from the private placement. The per share price represented an approximate 10% discount to the then-recent public trading price of the common stock. We intend to use the proceeds of the private placement for our working capital, the acquisition of products and product licensing and possible strategic acquisitions. We filed a registration statement with the SEC, which was declared effective in May 2002, covering the resale by the investors of all the common stock issued in the offering.

         As a result of the private placement and the anti-dilution provisions contained in certain of our warrants outstanding on the date the private placement was consummated, in February 2002 we modified the terms of two warrants we had previously issued. One warrant, which was originally issued in October 2001 to our primary lender, was modified to increase the number of shares purchasable under the warrant from 100,000 to 136,171 and to decrease the exercise price from $4.70 per share to $3.00 per share. The second warrant, which was originally issued in August 2001, was modified to decrease the exercise price from $3.60 per share to $3.56 per share. As a result of these modifications, the Company recorded an additional non-cash financing charge relating to these warrants of $113,000 which is included as an interest expense for the first nine months of fiscal 2002.

         In July 2001, we successfully completed a private placement of 9,335,334 shares of our common stock to certain investors for gross proceeds of $33.6 million. The capital raised from the private placement was utilized for ongoing product development costs associated with the next-generation systems, the acquisitions of additional strategic properties, integrated marketing and advertising campaigns and the continued reduction of outstanding liabilities. The common stock issued to the investors is covered by a registration statement on file with the SEC, which was declared effective on December 12, 2001. As a result of the delayed effectiveness of the registration statement covering the resale of the shares of common stock issued in connection with the private placement, we paid to the investors a total of $1.0 million during the first nine months of fiscal 2002 which is included in other expense in our statements of operations.

         In March 2001, our primary lender entered into participation agreements with junior participants under our North American Credit Agreement. Following the participation, our lender advanced $9.5 million to us under our North American Credit Agreement for working capital purposes. Our North American Credit Agreement requires that we repay the $9.5 million to our lender upon termination of the North American Credit Agreement for any reason, and the junior participation agreements require our lender to repurchase the participation from the junior participants on March 12, 2005 or the date our North American Credit Agreement is terminated and we repay all amounts outstanding thereunder, whichever is earlier. If we are not able to repay the participation, the junior participants would have subordinate rights assigned to them under our North American Credit Agreement with respect to the unpaid participation.

         In order to meet our debt service obligations, from time to time we also depend on dividends, advances and transfers of funds from our subsidiaries. State and foreign laws regulate the payment of dividends by these subsidiaries, which is also subject to the terms of our North American Credit Agreement. A significant portion of our assets, operations, trade payables and indebtedness is located among these foreign subsidiaries. The creditors of the subsidiaries would generally recover from these assets on the obligations owed to them by the subsidiaries before any recovery by our creditors and before any assets are distributed to our stockholders.

         The actions we have taken have contributed to returning our annual operations to profitability in fiscal 2001 and the first nine months of fiscal 2002, and we currently anticipate no need to implement further expense reductions. However, we cannot assure our stockholders and investors that we will achieve the overall projected sales levels based on our planned product release schedule, achieve profitability or achieve the cash flows necessary to avoid further expense reductions in fiscal 2002. See "Industry Trends, Console Transitions and Technological Change May Adversely Affect Our Revenues and Profitability."

         We derived net cash from operating activities of approximately $9.2 million during the first nine months of fiscal 2002 and used cash from operating activities of $5.8 million during the first nine months of fiscal 2001. The $15.0 million change in net cash receipts for the first nine months of fiscal 2002 as compared to the same period last year was primarily attributable to the following components that increased net cash receipts:

         o    $5.0 million increase in net earnings
         o $20.3 million increase in the growth of accrued expenses and accounts payable
         o $6.4 million increase in amortization of capitalized software development costs
         o $13.8 million increase in the net provision for returns and price concessions

The above increases in net cash receipts were partially offset by the following decreases in net cash receipts:

         o    $19.2 million increase in the growth of accounts receivable
         o    $6.9 million increase in the growth of other receivables
         o    $8.1 million increase in the growth of prepaid expenses
         o    $2.7 million increase in the growth of inventories

The increased growth of accounts receivable, net, represents a greater use of cash in the first nine months of fiscal 2002 as compared to the same period last year as a result of the increase in net revenues as well as an increase in the average time taken to collect accounts receivable. The increased growth of accrued expenses represents a generation of cash in the first nine months of fiscal 2002 as compared to a use of cash in the same period last year. This change is due to an increase in cost of revenues for the first nine months of fiscal 2002 associated with the increase in revenues in that period as compared to a decrease in product related costs in the first nine months of fiscal 2001 associated with the lower revenues in that period. The increased growth of prepaid expenses represents a use of cash in the first nine months of fiscal 2002 rather than a derivation of cash in the first nine months of fiscal 2001. This change is due to the timing of prepaid royalties and other prepayments.

         We used net cash in investing activities of approximately $19.1 million during the first nine months of fiscal 2002 and $2.9 million during the first nine months of fiscal 2001. Net cash used in investing activities in the first nine months of fiscal 2002 was primarily for capitalized software development costs in the amount of $15.3 million and in the first nine months of fiscal 2001 was primarily for capitalized software development costs in the amount of $3.5 million.

         We derived net cash from financing activities of approximately $24.0 million during the first nine months of fiscal 2002 as compared to $4.8 million during the first nine months of fiscal 2001. The net cash provided by financing activities in the first nine months of fiscal 2002 is primarily attributable to the $19.8 million net proceeds received from the February 2002 private placement, the $17.7 million of net advances received under the North American Credit Agreement with our primary lender and international factoring agreements and $4.7 million of proceeds received from the exercise of stock options and warrants, partially offset by $12.2 million used to repay convertible notes. The net cash derived from financing activities during the first nine months of fiscal 2001 primarily resulted from $9.5 million received in connection with a bank participation advance through our primary lender, $4.8 million of proceeds received from the issuance of common stock in connection with the early retirement of a portion of our then outstanding 10% convertible subordinated notes, partially offset by $6.0 million of payments to retire a portion of our then outstanding 10% convertible subordinated notes and $2.8 million of repayments of net advances received under the North American Credit Agreement with our primary lender and international factoring agreements.

         We generally purchase our inventory of Nintendo software by opening letters of credit when placing the purchase order. At June 2, 2002, the amount outstanding under letters of credit was approximately $1.5 million. Other than such letters of credit and ordinary course of business minimum royalty and payable obligations, as of June 2, 2002, we did not have any material operating or capital expenditure commitments.

         In June 2002, our primary lender agreed to amend certain provisions of our revolving credit and security agreement to provide for a supplemental discretionary loan of up to $5.0 million above the standard borrowing formula which amount was borrowed and is required to be repaid by July 15, 2002. We are currently negotiating an extension of the repayment date with our primary lender.

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

         As additional security for the supplemental loans, we granted our primary lender a second mortgage on our headquarters located in Glen Cove, New York, and two of our officers personally pledged to the lender a total of 1,568,000 shares of our common stock, with an approximate total market value of $8.2 million at June 2, 2002. In the event the market value of the pledged stock (based on a ten trading day average reviewed by our lender monthly) decreases below $5.0 million and the executive officers do not deliver additional shares of our stock to cover the shortfall, our lender is entitled to reduce the supplemental loan by an amount equal to the amount of such shortfall. The shares pledged as collateral as of June 2, 2002 included an aggregate of 317,000 shares of common stock that the officers delivered as additional collateral in October 2001 to cover a shortfall in the market value of the shares previously pledged. Those shares were timely delivered to our lender and no reduction to our supplemental loan was necessary. We estimate that the fair value of providing the collateral by the officers for the supplemental loans amounted to approximately $0.2 million. In connection with the supplemental loans, we issued to our lender a five-year-warrant to purchase 100,000 shares of our common stock at an exercise price of $4.70 per share, which was equal to the market price per share on the date of issuance. The fair value of the warrants was $0.4 million. Our lender will release all of the pledged shares following a 30-day period in which we are not in an overformula position exceeding $1.0 million.

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

         Our relationship with our primary lender was established in 1989 pursuant to our North American Credit Agreement. The credit agreement expires on August 31, 2003 but automatically renews for additional one-year periods, unless terminated by either party upon 90 days' prior notice. Advances under the credit agreement bear interest at 1.50% above our lender's prime rate. Borrowings in excess of an availability formula bear interest at 2.00% above our lender's prime rate. Under the credit agreement, combined advances may not exceed a maximum loan amount of $70 million or the formula amount, whichever is less. We draw down working capital advances and open letters of credit against the facility in amounts determined based on a formula that takes into account, among other things, our inventory, equipment and eligible receivables due from our lender, as factor. All obligations under the credit agreement are secured by substantially all of our assets. Pursuant to the terms of the credit agreement, we are required to maintain specified levels of working capital and tangible net worth, among other financial covenants. As of June 2, 2002, we were in compliance with those financial covenants. We are presently negotiating with our lender to amend and restate the credit agreement.

         We and our primary lender are also parties to a factoring agreement, which expires on January 31, 2003 but automatically renews for additional one-year periods, unless terminated by either party upon 90 days' prior notice. Pursuant to the factoring agreement, we assign to our lender and our lender purchases from us, our U.S. accounts receivable. Under the factoring agreement, our lender remits payments to us with respect to assigned U.S. accounts receivable which are within approved credit limits and which are not in dispute. The purchase price of the assigned accounts receivable is the invoice amount adjusted for any returns, discounts and other customer credits or allowances. Our lender, in its discretion, may provide advances to us under the North American Credit Agreement taking into account, among other things, eligible receivables due from it, as factor under the factoring agreement; at June 2, 2002 our lender was making advances to us based on 60% of eligible receivables due from it. As of June 2, 2002, the factoring charge amounted to 0.25% of the assigned accounts receivable with invoice payment terms of up to 60 days and an additional 0.125% for each additional 30 days or portion thereof.

         In addition, Acclaim Entertainment, Ltd., our U.K. subsidiary, and GMAC Commercial Credit Limited (GMAC U.K.) are parties to a seven-year term secured credit facility entered into in March 2000, related to our purchase of a building in the U. K. Borrowings under that facility, which may not exceed(pound)3,805, bear interest at LIBOR plus 2.00%. The maximum amount of the facility has been advanced to us. As of June 2, 2002, the balance due to GMAC U.K. was(pound)3,319,000 (approximately $4,838,000). All obligations under our international facility are secured by substantially all of our subsidiary's assets including a building currently held for sale by us in the U.K. We and a number of our foreign subsidiaries have guaranteed the obligations of Acclaim Entertainment, Ltd. under this international facility and the agreements related thereto.

         GMAC U.K., Acclaim Entertainment, Ltd. and a number of our other foreign subsidiaries are also parties to separate factoring agreements. Under those factoring agreements, the foreign subsidiaries assign the majority of their accounts receivable to GMAC U.K., on a full recourse basis. Under the factoring agreements, upon receipt by GMAC U.K. of confirmation that our subsidiary has delivered product to our customers and remitted the appropriate documentation to GMAC U.K., GMAC U.K. remits payments to our subsidiary, less discounts and administrative charges.

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

Revenue Recognition

         We apply the provisions of Statement of Position 97-2, "Software Revenue Recognition." Accordingly, revenue for noncustomized software is recognized when persuasive evidence of an arrangement exists, we have delivered the software, our selling price is fixed and determinable and collectibility of the resulting receivable is deemed probable. All revenues associated with sales of software products is recognized at the time they are shipped to retail customers as our revenue arrangements do not include multiple elements such as upgrades, postcontract customer support or other elements. Our selling price for software products is fixed and determinable at the time titles are shipped to retail customers. Revenues for shipments to distributors are recognized when the invoice is paid or the product has been resold by the distributor. Software sales are typically evidenced by a signed customer purchase order. We record sales net of an allowance for estimated returns and price concessions we may grant to our key customers. See our policy related to "Allowances for Returns and Price Concessions" below. Collectibility is generally deemed probable at the time titles are shipped to customers as the majority of our sales are to major retailers that possess significant economic substance, our arrangements consist of payment terms ranging between 60 and 90 days, and the customers' obligation to pay is not contingent on product resale in the retail channel.

Allowances for Returns and Price Concessions

         We are not contractually obligated to accept returns, except for defective product. We grant price concessions to our key customers who are major retailers that control the market access to the consumer when those concessions are necessary to maintain our relationship with the retailers and access to their retail channel customers. If the consumers' demand for a specific title falls below expectations or significantly declines below previous rates of sale, then, a price concession or credit may be negotiated to spur further sales. We record revenue net of an allowance for estimated returns and price concessions. In order to evaluate the adequacy of those allowances, we analyze historical returns, current sell through of product and retailer inventory, current economic trends, changes in consumer demand and acceptance of our products in the marketplace, among other factors. Significant management judgments and estimates must be used in connection with establishing the allowance for returns and price concessions in any accounting period. Material differences may result in the amount and the timing of our revenue for any period if management made different judgments or utilized different estimates. Allowances for returns and price concessions are reflected as a reduction of accounts receivable when we have agreed to grant credits to our customers for items; otherwise, they are reflected as an accrued liability.

Prepaid Royalties

         Royalty advances represent non-refundable advance payments primarily made to licensors of intellectual properties. All royalty payments included in prepaid expenses are recoupable against future royalties due from software or intellectual properties licensed under the terms of the agreements. Prepaid royalties are expensed at contractual royalty rates based on actual net product sales. That portion of prepaid royalties deemed unlikely to be recovered through product sales is charged to expense. We evaluate whether or not royalties are likely to be recovered based on our estimate of future net product sales. Significant management judgments and estimates must be used in connection with estimating future net product sales. Material differences between actual future sales and those projected may result in the amount and timing of royalty expense to vary. Royalty advances are classified as current or noncurrent assets based on projected net product sales within the next fiscal year.

Capitalized Software Development Costs

         We capitalize software development costs once technological feasibility of the product is established in accordance with Statement of Financial Accounting Standard No. 86 "Accounting for the Costs of Computer Software to be Sold, Licensed, or Otherwise Marketed." Prior to establishing technological feasibility, we expense software development costs to research and development. Subsequent to establishing technological feasibility but before general release of the software, we capitalize development costs. For sequel products, once a proven game engine technology exists and we have detailed program designs and other criteria supporting the technological feasibility of the title in development have been met, we capitalize the remaining software development costs and begin to expense them upon release of the product or when they are deemed unrecoverable. Once the software is released to the public, we expense ongoing development costs and amortize capitalized development costs to cost of revenues. We capitalized approximately $15.3 million and $3.5 million of software development costs, which are included in other assets, and amortized $7.3 million and $0.8 million of previously capitalized costs in the first nine months of fiscal 2002 and 2001.

         We amortize capitalized software development costs for a product and record in cost of revenues the greater of the amount computed using the ratio that current gross revenues for that product bear to the total of current and anticipated future gross revenues for that product or using the straight-line method over the estimated economic life of the product up to a maximum of three months. Significant management judgments and estimates must be used in connection with estimating future gross revenues. Material differences between actual gross revenues and those projected may result in the amount and timing of amortization to vary.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," is applicable to all companies. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. While we are not yet required to adopt SFAS No. 143, our analysis indicates that the adoption will not have a material effect on our financial condition or results of operations.

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

         We rely on our primary lender to assist us in meeting our cash needs on an ongoing basis. We also rely on our vendors to provide us with favorable payment terms. If we do not substantially achieve our projected revenue levels for fiscal 2002, fail to operate within our projected expense levels, or do not receive the ongoing support of our lender and our vendors, we may be unable to meet our cash and operating requirements for the next twelve months, which would require additional financing to fund operations and/or the implementation of expense reductions, and which may result in a default under our North American Credit Agreement with our primary lender. Some of these measures would require third-party consents or approvals, including that of our lender, and there can be no such assurance that those consents or approvals, or additional financing, could be obtained. Based on the interim support provided by our lender, from time to time, in the form of advances against receivables and inventory and periodic discretionary supplemental loans, the repayment in full of our 10% convertible subordinated notes in the second quarter of fiscal 2002, our February 2002 private placement of common stock for net proceeds of $19.8 million, the ongoing support of our vendors and anticipated positive cash flow from operations, we expect to meet our currently projected cash and operating requirements for the next twelve months, although this is not assured.

         If a default were to occur under our credit agreement and it is not timely cured by us or waived by our lender or if this were to happen and our debt could not be refinanced or restructured, our lender could pursue its remedies, including: (1) penalty rates of interest; (2) demand for immediate repayment of the debt; and/or (3) the foreclosure on any of our assets securing the debt. If this were to happen and we were liquidated or reorganized, after payment to the creditors, there would likely be insufficient assets remaining for any distribution to our stockholders.

         In March and June of 2002, we amended certain provisions of our credit agreement and factoring agreements with our lender, and we are currently negotiating with our lender to amend and restate those agreements. Although we currently comply with the financial covenants contained in the agreement with our lender, in the past we have received waivers for noncompliance with such covenants. We cannot make any assurances that we will continue to be able to comply with the financial covenants, or that if we do not comply, that such noncompliance will be waived.

         The actions we have taken have contributed to returning our annual operations to profitability in fiscal 2001 and the first three quarters of fiscal 2002, and we currently anticipate no need to implement further expense reductions. However, we cannot assure our stockholders and investors that we will achieve the overall projected sales levels based on our planned product release schedule, achieve profitability or achieve the cash flows necessary to avoid further expense reductions in fiscal 2002. See "Industry Trends, Console Transitions and Technological Change May Adversely Affect Our Revenues and Profitability."

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

         Since the date of this auditors' report, we have (1) retired $12.7 million and converted $4.3 million in principal amount of our convertible subordinated notes in exchange for common stock, (2) repaid the remaining

$12.2 million principal amount of the notes in full on March 1, 2002, (3) completed a private placement of our common stock for net proceeds of $19.8 million, and (4) maintained profitable operations. These factors have improved our working capital position and eliminated our stockholders' deficit. We believe our improved working capital position and stockholders' equity have contributed to our ability to continue as a going concern.

REVENUES AND LIQUIDITY ARE DEPENDENT ON TIMELY INTRODUCTION OF NEW TITLES

         The timely shipment of a new title depends on various factors, including the development process, debugging, approval by hardware licensors and approval by third-party licensors. It is likely that some of our titles will not be released in accordance with our operating plans. Because net revenues associated with the initial shipments of a new product generally constitute a high percentage of the total net revenues associated with the life of a product, a significant delay in the introduction of one or more new titles would negatively affect or limit sales (as was the case in the first and third quarters of fiscal 2002) and would have a negative impact on our financial condition, liquidity and results of operations, as was the case in fiscal 2000 and 2001. We cannot assure stockholders that our new titles will be released in a timely fashion in accordance with our business plan.

         The average life cycle of a new title generally ranges from less than three months to upwards of 12 to 18 months, with the majority of sales occurring in the first 30 to 120 days after release. Factors such as competition for access to retail shelf space, consumer preferences and seasonality could result in the shortening of the life cycle for older titles and increase the importance of our ability to release new titles on a timely basis. Therefore, we are constantly required to introduce new titles in order to generate revenues and/or to replace declining revenues from older titles. In the past, we experienced delays in the introduction of new titles, which have had a negative impact on our results of operations. The complexity of next-generation systems has resulted in higher development expenditures, longer development cycles and the need to carefully monitor and plan the product development process. If we do not introduce titles in accordance with our operating plans for a period, our results of operations, liquidity and profitability in that period could be negatively affected.

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

         The cyclical nature of the video and computer games industry requires us to continually adapt software development efforts to emerging hardware systems, and although we have been able to do so in the past we cannot guarantee we will be successful in developing and publishing software for new systems. The industry recently completed a hardware transition from 32-bit and 64-bit to 128-bit game consoles such as Sony's PlayStation 2, Nintendo's GameCube and Microsoft's Xbox. Although the initial launch of the Xbox in the U.S. and the GameCube in the U.S. and Japan appears to have been successful, no assurance can be given that these new game consoles will achieve commercial success worldwide similar to and/or consistent with the previous level of installed bases of the 32-bit PlayStation or 64-bit N64, nor can any assurances be made as to the timing of their success. Recently, Sony, Microsoft and Nintendo lowered the prices of their hardware consoles, which has helped to spur additional console sales and increase the installed base of such consoles; it remains to be seen whether this rate of growth will continue or whether console manufacturers will cut prices further. We also have no control over the release dates of new game systems or the number of units that will be shipped upon release. It is difficult to ensure that our schedule for releasing new titles will coincide with the release of the corresponding game systems. Additionally, if fewer than expected units of a new game system are produced or shipped, such as occurred in early fiscal 2001 with Sony's PlayStation 2, we may experience lower-than-expected sales.

         On occasion the video and computer games industry is affected, in both favorable and unfavorable ways, by a competitor's entry into, or exit from, the hardware or software sectors of the industry. For example, in early 2001, Sega announced its plans to exit the hardware business, cease distribution and sales of its Dreamcast console and re-deploy its resources to develop software for multiple consoles. More recently, the entry of Microsoft (which traditionally had only produced software and hardware for PC's) into the video game console market with the Xbox has benefited us and other video game publishers by expanding the total size of the market for video games. The effects of this type of entry or exit can be both significant and difficult to anticipate.

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

IF PRODUCT RETURNS, PRICE CONCESSIONS AND ADJUSTMENTS EXCEED ALLOWANCES, WE MAY INCUR LOSSES

         In the past, particularly during platform transitions, we have had to increase our price concessions granted to our retail customers. Coupled with more competitive pricing, if our allowances for returns and price concessions are exceeded, our financial condition and results of operations will be negatively impacted, as has occurred in the past. We will grant price concessions to our key customers (major retailers which control market access to the consumer) when we deem those concessions are necessary to maintain our relationships with those retailers and continued access to our retail channel customers. If the consumers' demand for a specific title falls below expectations or significantly declines below previous rates of sale, then, a price concession or credit may be requested by our customers to spur further sales.

         Management makes significant estimates and assumptions regarding allowances for estimated product returns and price concessions in preparing the financial statements. Management establishes allowances at the time of product shipment, taking into account the potential for product returns and price concessions based primarily on: market acceptance of products in retail and distributor inventories; level of retail inventories and product retail sell-through rates; seasonality; and historical return and price adjustment rates. Management monitors and adjusts these allowances quarterly to take into account actual developments and results in the marketplace. We believe that at June 2, 2002, our allowances for returns and price concessions were adequate, but we cannot guarantee the adequacy of our current or future allowances.

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

PROFITABILITY IS AFFECTED BY RESEARCH AND DEVELOPMENT EXPENDITURE FLUCTUATIONS DUE TO CONSOLE TRANSITIONS AND DEVELOPMENT FOR MULTIPLE CONSOLES

         Our cash outlays for product development for the first three quarters of fiscal 2002 (a portion of which were expensed and the remainder of which were capitalized) were higher than the same period last year, and our product development cash outlays may increase in the future as a result of releasing more games across multiple platforms, delayed attainment of technological feasibility and the complexity of developing games for the new 128-bit game consoles, among other reasons. We anticipate that our profitability will continue to be impacted by the levels of research and development expenditures relative to revenues, and by fluctuations relating to the timing of development in anticipation of future platforms.

         During fiscal 2001, we focused our development efforts and costs on N64, PlayStation, PlayStation 2, Xbox and Dreamcast, while incurring incremental costs in the development of tools and engines necessary for the new platforms. Our fiscal 2002 release schedule has been developed around PlayStation 2, GameCube, Xbox and Game Boy Advance. The release schedule for fiscal 2002 continues to support certain legacy systems, such as PlayStation, on a limited basis, as development for such systems is carried out by a select group of independent software developers.

INABILITY TO PROCURE COMMERCIALLY VALUABLE INTELLECTUAL PROPERTY LICENSES MAY PREVENT PRODUCT RELEASES OR RESULT IN REDUCED PRODUCT SALES

         Our titles often embody trademarks, trade names, logos, or copyrights licensed by third parties, such as the National Basketball Association and Major League Baseball and their respective players' associations, or individual athletes or celebrities. The loss of one or more of these licenses would prevent us from releasing a title or limit our economic success. We cannot assure stockholders that our licenses will be extended on reasonable terms or at all, or that we will be successful in acquiring or renewing licenses to property rights with significant commercial value.

         License agreements relating to these rights generally extend for a term of two to three years and are terminable upon the occurrence of a number of factors, including the material breach of the agreement by either party, failure to pay amounts due to the licensor in a timely manner, or a bankruptcy or insolvency by either party.

COMPETITION FOR MARKET ACCEPTANCE AND RETAIL SHELF SPACE, PRICING COMPETITION, AND COMPETITION WITH THE HARDWARE MANUFACTURERS AFFECTS OUR REVENUE AND PROFITABILITY

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

         We moved our quarterly closing dates from the Saturday closest to the last calendar day of the quarter to the Sunday closest to the last calendar day of the quarter effective for the first quarter of fiscal 2002. This change resulted in approximately $8.4 million of additional gross revenue in the first half of fiscal 2002, but will have no effect on our gross revenue or net earnings for the year ending August 31, 2002. Our fiscal year-end date (August
31) remains unchanged.

STOCK PRICE IS VOLATILE AND STOCKHOLDERS MAY NOT BE ABLE TO RECOUP THEIR INVESTMENT

         There is a history of significant volatility in the market prices of securities of companies engaged in the software industry, including Acclaim. Movements in the market price of our common stock from time to time have negatively affected stockholders' ability to recoup their investment in the stock. The price of our common stock is likely to continue to be highly volatile, and stockholders may not be able to recoup their investment. If our future revenues, profitability or product releases do not meet expectations, the price of our common stock may be negatively affected.

IF OUR SECURITIES WERE DELISTED FROM THE NASDAQ SMALLCAP MARKET, IT MAY NEGATIVELY IMPACT THE LIQUIDITY OF OUR COMMON STOCK

         In the fourth quarter of fiscal 2000, our securities were delisted from quotation on The Nasdaq National Market. Our common stock is currently trading on The Nasdaq SmallCap Market. Although we meet the current listing criteria for The Nasdaq SmallCap Market, no assurance can be given as to our ongoing ability to meet The Nasdaq SmallCap Market maintenance requirements. In order to obtain relisting of our common stock on The Nasdaq National Market, we must satisfy certain quantitative designation criteria. No assurance can be given that we will be able to meet all of such relisting criteria for The Nasdaq National Market in the near future.

         If our common stock was to be delisted from trading on The Nasdaq SmallCap Market, trading, if any, in our common stock may continue to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market. Delisting of the common stock would result in, among other things, limited release of the market price of the common stock and limited company news coverage and could restrict investors' interest in the common stock as well as materially adversely affect the trading market and prices for the common stock and our ability to issue additional securities or to secure additional financing.

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

FACTORS SPECIFIC TO INTERNATIONAL SALES MAY RESULT IN REDUCED REVENUES AND/OR INCREASED COSTS

         International sales have historically represented material portions of our revenues and are expected to continue to account for a significant portion of our revenues in future periods. Sales in foreign countries may involve expenses incurred to customize titles to comply with local laws. In addition, titles that are successful in the domestic market may not be successful in foreign markets due to different consumer preferences. We continue to evaluate our international product development and release schedule to maximize the delivery of products that appeal specifically to that marketplace. International sales are also subject to fluctuating exchange rates. The adoption of the euro as the single currency of most European Union member nations may reduce our exposure to fluctuating exchange rates within the European Union if the price of the euro remains tied to that of the U.S. dollar; however, consumers in the European Union may face slight price increases as a result of the transition as retailers round up the price of goods calculated in euros. These and other factors specific to international sales may result in reduced revenues and/or increased costs.

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

         In addition to the Series B preferred stock, the Board of Directors may issue additional preferred stock and, if this is done, the rights of common stockholders may be negatively impacted by the rights of those preferred stockholders.

         We are also subject to anti-takeover provisions of Delaware corporate law, which may impede a tender offer, change in control or takeover attempt that is opposed by the Board. In addition, employment arrangements with some members of management provide for severance payments upon termination of their employment if there is a change in control.

SHARES ELIGIBLE FOR FUTURE SALE

         As of July 10, 2002, we had 92,463,838 shares of common stock issued and outstanding, of which 20,916,129 are "restricted" securities within the meaning of Rule 144 under the Securities Act. Generally, under Rule 144, a person who has held restricted shares for one year may sell such shares, subject to certain volume limitations and other restrictions, without registration under the Securities Act.

         As of July 10, 2002, 57,277,105 shares of common stock are covered by effective registration statements under the Securities Act for resale on a delayed or continuous basis by certain of our security holders, of which 584,527 shares of common stock are issuable upon the exercise of warrants issued in settlement of litigation

         As of July 10, 2002, a total of 3,351,111 shares of common stock are issuable upon the exercise of warrants to purchase our common stock (not including warrants issued in settlement of litigation).

         We have also registered on Form S-8 a total of 24,236,000 shares of common stock (issuable upon the exercise of options) under our 1988 Stock Option Plan and our 1998 Stock Incentive Plan, and a total of 2,448,425 shares of common stock under our 1995 Restricted Stock Plan. As of June 2, 2002, options to purchase a total of 12,979,088 shares of common stock were outstanding under the 1988 Stock Option Plan and the 1998 Stock Incentive Plan, of which 6,716,243 were exercisable.

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

         Our results of operations are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of their foreign denominated sales and purchases. The results of operations of the our subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which we transact business. This amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of our foreign subsidiaries' financial statements. At June 2, 2002 and 2001, our foreign currency translation adjustments were not material. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.

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

         We and other companies in the entertainment industry were sued in an action entitled Sanders et al. v. Meow Media et al., filed in April 2001 in the U.S. District Court for the District of Colorado, Civil Action No. 01-0728. The complaint purports to be a class action brought on behalf of all persons killed or injured by the shootings which occurred at Columbine High School on April 20, 1999. We are a named defendant in the action along with more than ten other publishers of computer and video games. The complaint alleges that the video game defendants negligently caused injury to the plaintiffs as a result of their distribution of unidentified "violent" video games, which induced two minors to kill a teacher related to the plaintiff and to kill or harm their high school classmates, thereby causing damages to plaintiffs. The complaint seeks: compensatory damages in an amount not less than $15,000 for each plaintiff in the class, but up to $20 million for some of the members of the class; punitive damages in the amount of $5 billion; statutory damages against certain other defendants in the action; and equitable relief to address the marketing and distribution of "violent" video games to children. This case was dismissed on March 4, 2002. Following dismissal, the plaintiffs moved for relief and the U.S. District Court for the District of Colorado denied the relief sought by plaintiff. Plaintiffs have now noted an appeal.

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

         We are also party to various litigations arising in the ordinary course of our business, the resolution of which, we believe, will not have a material adverse effect on our liquidity or results of operations.

           ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


  Exhibit No.        Description
  -----------        -----------

     3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, filed on April 21, 1989, as amended (Commission File No. 33-28274))

     3.2 Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, filed on April 21, 1989, as amended (Commission File No. 33-28274))

     3.3 Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4(d) to the Company's Registration Statement on Form S-8, filed on May 19, 1995 (Commission File No. 33-59483))

     3.4 Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 3, 2002)

     3.5 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K, filed on June 12, 2000)

     4.1 Specimen form of the Company's common stock certificate (incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended August 31, 1989, as amended)

     4.2 Rights Agreement dated as of June 5, 2000, between the Company and American Securities Transfer & Trust, Inc. (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K, filed on June 12, 2000)

     4.3 Form of Warrant Agreement between the Company and American Securities Transfer & Trust, Inc. as warrant agent, relating to Class D Warrants (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3, filed on August 23, 1999 (Commission File No. 333-72503))

     4.4 Form of Warrant Certificate relating to Class D Warrants (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3, filed on August 23, 1999 (Commission File No. 333-72503))

   +10.1 Employee Stock Purchase Plan (incorporated by reference to the Company's definitive proxy statement relating to fiscal 1997 filed on August 31, 1998)

   +10.2 1998 Stock Incentive Plan (incorporated by reference to the Company's definitive proxy statement relating to fiscal 1997 filed on August 31, 1998)

   +10.3 Employment Agreement dated as of September 1, 1994 between the Company and Gregory E. Fischbach; and Amendment No. 1 dated as of December 8, 1996 between the Company and Gregory
                   E. Fischbach (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended August 31, 1996)

Exhibit No.        Description
-----------        -----------
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

    10.10 Employment Agreement, dated as of December 20, 2001 between the Company and Edmond Sanctis (incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the period ended December 2, 2001).

    10.11 Revolving Credit and Security Agreement dated as of January 1, 1993 between the Company, Acclaim Distribution Inc., LJN Toys, Ltd., Acclaim Entertainment Canada, Ltd. and Arena Entertainment Inc., as borrowers, and GMAC Commercial Credit LLC as successor by merger to BNY Financial Corporation ("GMAC"), as lender, as amended and restated on February 28, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 1995), as further amended and modified by (i) the Amendment and Waiver dated November 8, 1996, (ii) the Amendment dated November 15, 1998, (iii) the Blocked Account Agreement dated November 14, 1996, (iv) Letter Agreement dated December 13, 1986, and (v) Letter Agreement dated February 24, 1997 (each incorporated by reference to Exhibit
                   10.4 to the Company's Report on Form 8-K filed on March 14,
                   1997)

    10.12 Restated and Amended Factoring Agreement dated as of February 28, 1995 between the Company and GMAC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 1995), as further amended and modified by the Amendment to Factoring Agreements dated February 24, 1997 between the Company and GMAC (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 8-K filed on March 14, 1997)

 Exhibit No.       Description
 -----------       -----------

    10.13 Amendment to Revolving Credit and Security Agreement and Restated and Amended Factoring Agreement, dated March 14, 2002 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 3, 2002).

    10.14 Form of Participation Agreement between GMAC and certain junior participants (incorporated by reference to Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 1998)

    10.15 Note and Common Stock Purchase Agreement dated March 30, 2001 between the Company and Triton Capital Management, Ltd. (incorporated by reference to exhibit 10.1 to the Company's Registration Statement on Form S-3 filed on April 16, 2001 (Commission File No. 333-59048))

    10.16 Note and Common Stock Purchase Agreement dated March 31, 2001 between the Company and JMG Convertible Investments, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3 filed on April 16, 2001 (Commission File No. 333-59048))

    10.17 Note and Common Stock Purchase Agreement dated April 10, 2001 between the Company and Alexandra Global Investment Fund I, Ltd. (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-3 filed on April 16, 2001 (Commission File No. 333-59048))

    10.18 Note Purchase Agreement dated June 14, 2001 between the Company and Alexandra Global Investment Fund, Ltd. (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company's Registration Statement on Form S-3 filed on August 8, 2001 (Commission File No. 333-59048))

    10.19 Form of Share Purchase Agreement between the Company and certain purchasers relating to the 2001 Private Placement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed on September 26, 2001 (Commission File No. 333-70226))

    10.20 Form of Registration Rights Agreement between the Company and certain purchasers relating to the 2001 Private Placement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed on September 26, 2001 (Commission File No. 333-70226))

   *10.21 License Agreement dated as of December 14, 1994 between the Company and Sony Computer Entertainment of America (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed on December 17, 1996)

   *10.22 Licensed Publisher Agreement dated as of April 1, 2000 between the Company and Sony Computer Entertainment America (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 14, 2001)

   *10.23 Licensed Publisher Agreement dated as of November 14, 2000 by and between the Company and Sony Computer Entertainment (Europe) Limited (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed on November 28, 2001)

 Exhibit No.       Description
 -----------       -----------
   *10.24          Confidential License Agreement for Nintendo's N64 Video Game
                   System (Western Hemisphere) between Nintendo of America Inc.
                   and the Company, effective as of February 20, 1997
                   (incorporated by reference to Exhibit 1 to the Company's
                   Quarterly Report on Form 10-Q for the period ended February
                   28, 1998)

   *10.25 Confidential License Agreement for Game Boy Advance (Western Hemisphere) between Nintendo of America Inc. and the Company, effective July 11, 2001 (incorporated by reference to Exhibit
                   10.23 to the Company's Annual Report on Form 10-K for the period ended August 31, 2001).

   *10.26 Xbox Publisher License Agreement dated as of October 10, 2000 between the Company and Microsoft Corporation (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the period ended August 31, 2001).

   *10.27 Confidential License Agreement for Nintendo GameCube by and between the Company and Nintendo of America Inc., dated as of the 15th day of November, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 4, 2001)

    10.28 Form of Share Purchase Agreement between the Company and certain purchasers relating to the February 2002 Private Placement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed on March 15, 2002(Commission File No. 333-84368))

    10.29 Form of Registration Rights Agreement between the Company and certain purchasers relating to the February 2002 Private Placement (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 filed on March 15, 2002(Commission File No. 333-84368))


-----------------------------------

* Confidential treatment has been granted with respect to certain portions of this exhibit, which have been omitted therefrom and have been separately filed with the Commission.

+ Management contract or compensatory plan or arrangement.

(b) Current Reports on Form 8-K:

The Company did not file any Current Reports on Form 8-K during the quarterly period ended June 2, 2002.

Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 7. SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACCLAIM ENTERTAINMENT, INC.
                                   ---------------------------
                                          (Registrant)


          Date: July 16, 2002               By: /s/ Gregory E. Fischbach
                                                --------------------------------
                                                Gregory E. Fischbach
                                                Co-Chairman of the Board and
                                                Chief Executive Officer


          Date: July 16, 2002               By: /s/ Gerard F. Agoglia
                                                --------------------------------
                                                Gerard F. Agoglia
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (principal financial and
                                                 accounting officer)