Form 10-K
period 2002-08-31
ACCLAIM ENTERTAINMENT INC
filed 2002-11-26
CIK 804888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-16986

ACCLAIM ENTERTAINMENT, INC.
(Exact name of the registrant as specified in its charter)

Delaware	38-2698904
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Acclaim Plaza, Glen Cove, New York	11542
(Address of principal executive offices)	(Zip Code)

(516) 656-5000
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.02 per share	Nasdaq Small-Cap Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of November 20, 2002 92,470,506 shares of common stock of the registrant were issued and outstanding and the aggregate market value of voting common stock held by non-affiliates was             .

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, with respect to the 2002 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. This report consists of 86 sequentially numbered pages. The Exhibit Index is located at sequentially numbered page 78.

ACCLAIM ENTERTAINMENT, INC.

2002 FORM 10-K ANNUAL REPORT

i

As used in this Annual Report on Form 10-K, unless the context otherwise requires, all references to “we”, “us”, “our”, “Acclaim” or the “Company” refer to Acclaim Entertainment, Inc., and our subsidiaries. The term “common stock” means our common stock, $.02 par value.

This Annual Report on Form 10-K, including Item 1 (“Business”) and Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), contains forward-looking statements about circumstances that have not yet occurred. All statements, trend analysis and other information contained below relating to markets, our products and trends in revenue, as well as other statements including words such as “anticipate”, “believe” or “expect” and statements in the future tense are forward-looking statements. These forward-looking statements are subject to business and economic risks, and actual events or our actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. We will not necessarily update this information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results and performance include, but are not limited to, those discussed under the heading “Factors Affecting Future Performance” on pages 12 to 20.

PART I

Item 1.     Business.

Overview

Acclaim Entertainment, Inc. was founded in 1987 as a Delaware corporation, and maintains operations in the United States, the United Kingdom, Germany, France, Spain, Australia and Japan. We develop, publish, market and distribute, under our brand names, interactive entertainment software for a variety of hardware platforms, including Sony’s PlayStation® 2, Microsoft’s Xbox™, and Nintendo’s GameCube™ and Game Boy™ Advance and, to a lesser extent, personal computer systems. We develop software internally, as well as engaging third parties to develop software on our behalf.

We internally develop our software products through our six software development studios located in the United States and the United Kingdom. Additionally, we contract with independent software developers to create software products for us.

Through our subsidiaries in North America, the United Kingdom, Germany, France, Spain, and Australia, we distribute our software products directly to retailers and other outlets, and we also utilize regional distributors in Japan and the Pacific Rim to distribute software within those geographic areas. As an additional aspect of our business, we distribute software products which have been developed by third parties. A less significant aspect of our business is the development and publication of strategy guides relating to our software products and the issuance of certain “special edition” comic magazines to support some of our time valued brands.

Since the Company’s inception, we have developed products for each generation of major gaming platforms, including IBM(R) Windows-based personal computers and compatibles, 16-bit Sega™ Genesis™ video game system, 16-bit Super Nintendo Entertainment System®, 32-bit Nintendo Game Boy®, Game Boy® Advance and Game Boy® Color, 32-bit Sony PlayStation®, 64-bit Nintendo® 64, Sega Dreamcast, 128-bit Sony Playstation® 2, 128-bit Microsoft Xbox™, and 128-bit Nintendo™ GameCube. We also initially developed software for the 8-bit Nintendo Entertainment System and the 8-bit Sega Master System.

Substantially all of our revenue is derived from one industry segment, the development, publication, marketing and distribution of interactive entertainment software. For information regarding our foreign and domestic operations, see Note 20 (Segment Information) of the notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Strategy

Our objective is to become a worldwide leader in the development, publication and distribution of quality interactive entertainment software products that deliver a highly compelling and satisfying consumer entertainment experience. Our strategy includes the following elements:

Create and Maintain Diversity in Product Mix, Platforms and Markets.    We are committed to maintaining a diversified mix of product offerings because a diversified product mix mitigates our operating risks, contributes to enhanced profitability and broadens our demographic market appeal. See “Factors Affecting Future Performance: We Depend on a Relatively Small Number of Franchises for a Significant Portion of Our Revenue and Profits.” Therefore, we strive to develop and publish products spanning a wide range of product categories, including action, adventure, action-sports, arcade style games, extreme sports, racing, role playing, simulation and strategy, and products designed for target audiences ranging from game enthusiasts and children to mass market consumers and “value priced” buyers. Presently, we concentrate on developing, publishing and distributing products that operate on Sony’s PlayStation® 2, Microsoft’s Xbox™, and Nintendo’s GameCube™ console systems and Nintendo’s Game Boy™ Advance, hand held device and personal computers. We may offer our products for use on multiple platforms in order to leverage our costs of development over a larger installed hardware base, therefore increasing potential unit sales. Accordingly, there are a number of factors that we take into consideration in determining the appropriate platform for each product developed including, amongst other things, the platform user demographics, the potential growth of the installed base of each platform and the competitive landscape at the time of a product’s release.

Create, Acquire and Maintain Strong Brands.    We attempt to focus our game developing and publishing activities principally on products that are, or have the potential to become, franchise properties possessing sustainable consumer appeal and brand recognition. Such products can serve as the basis for sequels, prequels and related new products, which can be released over an extended period of time, similar to the movie entertainment industry. The publication and distribution of products based in large part on franchise properties has the potential to enhance the predictability of net revenue. We have entered into a number of strategic relationships with the owners of various forms of intellectual property, which have allowed us to acquire the rights to publish products based upon such franchises. See “Factors Affecting Future Performance: Our Future Depends on Our Ability to Release Popular Products.”

Disciplined Product Selection and Development Processes.    The success of our publishing business depends, in significant part, on our ability to develop games that will generate high unit volume sales while simultaneously meeting our quality standards. Our quality publishing units use a formal control process for the selection, development, production and quality assurance of our products. We apply this process to products under development with external, as well as internal, resources. This process includes in-depth reviews of each project at numerous intervals during the development process by a team that includes a number of operating managers from our sales, marketing and product development areas.

In-house Development Group.    We have a substantial in-house development staff, both domestically and internationally, who work in project teams to create our software. We are striving to provide our creative teams the independence and flexibility they need to build an environment that fosters creativity and teamwork. Employing in-house development teams provides us with the following advantages:

•	They collaborate with each other sharing development techniques, software tools, game engines and useful experience, to form a strong collective and creative environment;

•	They can re-focus their efforts quickly to meet the changing needs of key projects;

•	They have more control over product quality, scheduling and costs; and

•	They are not subject to the competing needs of other publishers.

Historically, we have developed our products using a strategic combination of our internal development group and external development resources. We select our external developers based on their track record and expertise in producing products within certain categories. As part of that strategy, one external developer will often produce the same game for multiple platforms and will produce sequels to the original game. This selection process allows us to strengthen and leverage the particular expertise of our internal and external development resources.

Software Development

We have invested, and will continue to invest, in the creation of state-of-the-art software programming tools utilized in our product development process. Utilizing these programming tools provides us with greater flexibility to create game engines for each of the next-generation hardware systems. These tools provide a competitive advantage in the creation of next-generation software, since not all entertainment software publishers maintain their own internal development studios.

Our investment in software programming tools for the earlier hardware platforms has been strategically important in positioning us for the current generation of 128-bit hardware. These investments continue to provide value to Acclaim.

During fiscal 2002, a majority of our gross revenue, approximately 57%, was derived from software developed at our internal studios by our in-house development group. The balance of our gross revenue for fiscal 2002 was derived from software development contracted through third-party developers. In fiscal 2003, we again anticipate that the majority of our revenue will be derived from software developed in our own studios, through the release of our major franchise titles such as Alias, All Star Baseball, Legends of Wrestling and NBA Jam.

The development time for a software title on both the dedicated game platforms and personal computers is between twelve and thirty-six months and the average development cost for a title ranges from $2 million to $8 million. The development time for portable systems such as Game Boy Advance is between six and nine months and the average development cost for a title ranges from $200,000 to $400,000. Gross margin percentages for cartridge based Game Boy® Advance software are significantly lower than the gross margin percentages for disc-based software and the manufacturing time is significantly longer than that associated with disc-based software. The manufacturing lead time for disc-based software for the three platform systems is approximately one to three weeks from the placement of an order, as opposed to four to six weeks for cartridge based software.

Our product development methodology and organization have in the past been, and continue to be, modeled upon those used in the software industry. Our producers oversee, and are responsible for, the development of our software titles. These producers manage and monitor the quality, delivery schedule, milestones, and budget for each title, ensure that the title follows the approved product specifications, coordinate testing and final approval of the title, and report directly to the manager responsible for the title.

Additionally, we test all software, whether developed by our internal studios or by third-party developers, for bugs prior to the title’s manufacture. The software is also tested for bugs by the hardware manufacturers. The software titles for personal computers are also tested for bugs both internally and by independent testing organizations. To date, we have not had to recall any of our software due to bugs.

Products

We utilize a brand structure and market our products under four distinct key brands: Acclaim, AKA Acclaim, Acclaim Sports, and Club Acclaim. We support this strategy through the regularly scheduled introduction of new titles featuring these brands. In fiscal 2002, we released a total of forty-two titles for PlayStation 2, Xbox, GameCube, Game Boy Advance and personal computers. In fiscal 2003, we currently plan on releasing a total of approximately fifty-five titles for PlayStation 2, Xbox, Gamecube, Game Boy Advance and personal computers. In the first quarter of fiscal 2003, we have released, to date, four titles for PlayStation 2, two titles for Xbox, three titles for Gamecube and three titles for Game Boy Advance. See “Factors Affecting Future Performance: Our Future Success Depends on our Ability to Release “Popular Products”.

The average life cycle of a new software title is largely dependent on its initial success and will generally range from three months to upwards of twelve to eighteen months, with the majority of sales of the game occurring in the first thirty to one hundred and twenty days after the games release. Therefore, we are constantly required to introduce new titles in order to generate revenue and/or replace declining revenue from older titles.

Our software titles come from a variety of sources, including our own intellectual property assets, such as, Shadowman and VEXX (scheduled for release in fiscal 2003) and a variety of exclusive and non-exclusive licenses, including:

•	professional sports—Major League Baseball, Major League Baseball Players Association and The National Basketball Association;

•	television and film—Mary-Kate and Ashley (the Olsen twins), and Alias;

•	sports personalities Derek Jeter, Hulk Hogan and George Foreman;

•	extreme sports personalities—Dave Mirra;

•	racing—Paris Dakar and Burnout;

•	arcade—Crazy Taxi and 18 Wheeler American Pro Trucker; and

•	comic books—Turok and Shadow Man.

Some of the agreements granting us the rights to use these brands are restricted to individual properties, while some of the agreements cover a series of properties or grant rights to create software based on or featuring particular brands over a period of time. See “Factors Affecting Future Performance: Inability to Procure Commercially Valuable Intellectual Property Licenses May Prevent Product Releases or Result in Reduced Product Sales” and Note 2 (License Agreements) to the Notes to the Consolidated Financial Statements at Item 8 in this Form 10-K.

The following table shows the number of software titles we released in the years indicated across the various game platforms:

	Fiscal Years Ended August 31,
	2002	2001	2000
Sony PlayStation 2	11	9	—
Sony PlayStation	—	12	9
Nintendo Gamecube	13	—	—
Microsoft XBox	6	—	—
Nintendo Game Boy	11	6	9
Sega Dreamcast	—	5	16
Nintendo 64	—	—	10
Personal Computers	1	3	4

Total	42	35	48

Market

We do, and will continue to, develop and publish products for multiple hardware platforms, as this diversification is a key element of our business strategy. In the past, no hardware platform or video game system has achieved substantial long-term dominance in the interactive entertainment market. New entrants into the interactive entertainment and multimedia industries, such as cable television, telephone companies, and diversified media and entertainment companies, in addition to a proliferation of new technologies, such as online networks and the Internet, have increased the competition in our markets. See “Factors Affecting Future Performance: Industry Trends, Platforms Transitions and Technological Change May Adversely Affect Our Revenue and Profitability” and “Competition for Market Acceptance”

Sony released the PlayStation 2 platform in Japan in March 2000, in North America in October 2000 and in Europe in November 2000. The PlayStation 2 platform is a 128-bit, Digital Versatile Disk (“DVD”) based system that is Internet and cable ready, as well as backward compatible with the current PlayStation platform software. Nintendo launched the Nintendo GameCube platform in Japan in September 2001, North America in November 2001 and in Europe in May 2002. Nintendo GameCube provides for games which are delivered and played using a proprietary optical format. Microsoft launched the Xbox platform in North America in November 2001, in Japan in February 2002 and in Europe in March 2002. The Microsoft Xbox is a 128-bit DVD based system.

Platform License Agreements

We and various Sony computer entertainment companies (collectively, “Sony”) have entered into agreements pursuant to which we maintain a non-exclusive, non-transferable license to utilize the “Sony” name and its proprietary information and technology in order to develop and distribute software for PlayStation and PlayStation 2 in various territories throughout the world, including North America, Australia, Europe and Asia. We pay to Sony a royalty fee, plus the manufacturing cost, for each unit Sony manufactures for us. This payment is made upon the manufacture of the units. Our agreements with Sony for PlayStation platforms expire at various times through 2003, and we do not expect any difficulties in renewing those licenses. See “Factors Affecting Future Performance: If We are Unable to Obtain or Renew Licenses from Hardware Developers, We Will Not be Able to Release Software for Popular Systems.”

We and various Nintendo entertainment companies (collectively, “Nintendo”) have entered into agreements pursuant to which we maintain a non-exclusive, non-transferable license to utilize the “Nintendo” name and its proprietary information and technology in order to develop and distribute software for GameCube in North America and for Game Boy Advance in Australia, Europe, New Zealand and North America, Game Boy and Game Boy Color in various territories, including North America, Australia, Europe and New Zealand. For Game Boy Advanced software we pay Nintendo a fixed amount per unit, based in part, on memory capacity and chip configuration. This amount includes the cost of manufacturing, printing and packaging of the unit, as well as a royalty for the use of Nintendo’s name, proprietary information and technology. For GameCube software we pay Nintendo a fixed amount which includes the cost of manufacturing the disc and printing of the packaging of the unit, as well as a royalty for the use of Nintendo’s name, propriety information and technology. These fees and charges are subject to adjustment by Nintendo in its discretion. Our agreements with Nintendo expire at various times through 2004, and we do not expect any difficulties in renewing those licenses. See “Factors Affecting Future Performance: If We are Unable to Obtain or Renew Licenses from Hardware Developers, We Will Not be Able to Release Software for Popular Systems.”

Acclaim and Microsoft have entered into an agreement pursuant to which we have a non-exclusive, non-transferable license to design, develop and distribute software for the Xbox system. Territories where Xbox software may be distributed by us are determined on a title-by-title basis by Microsoft when the concept of the applicable software title is approved by Microsoft. We pay Microsoft a royalty fee for each unit of finished products manufactured on our behalf by third-party manufacturers approved by Microsoft. Our agreement with Microsoft expires in 2004, and we do not expect any difficulties in renewing that license. See “Factors Affecting

Future Performance: If We are Unable to Obtain or Renew Licenses from Hardware Developers, We Will Not be Able to Release Software for Popular Systems.”

We do not have the right to directly manufacture any CDs, DVDs or cartridges that contain our software for Sony’s PlayStation or PlayStation 2, or Nintendo’s GameCube, Game Boy Color or Game Boy Advance systems. We do have the right to manufacture CDs or DVDs for the Xbox system through subcontractors pre-approved by Microsoft. See “Factors Affecting Future Performance: If We are Unable to Obtain or Renew Licenses from Hardware Developers, We Will Not be Able to Release Software for Popular Systems.”

Pursuant to the agreements with the hardware manufacturers, Sony, Microsoft and Nintendo have the right to review and evaluate, under standards which vary for each hardware manufacturer, the content and playability of each title and the right to inspect and evaluate all art work, packaging and promotional materials used by us in connection with the software. We are responsible for resolving, at our own expense, any warranty or repair claims brought with respect to the software. To date, we have not experienced any material warranty claims.

Under each of our platform license agreements, we bear the risk that the information and technology licensed from Sony, Microsoft and Nintendo, and incorporated in the software may infringe the rights of third parties. Further, we must indemnify Sony, Microsoft and Nintendo with respect to, among other things, any claims for copyright or trademark infringement brought against them, as applicable, and arising from the development and distribution of the game programs incorporated in the software by us. To date, we have not received any material claims of infringement. See discussion below on “Patent, Trademark, Copyright and Product Protection.”

Marketing and Advertising

The target consumers for our software titles vary due to the specific content of the title and the title’s rating from the Entertainment Software Ratings Board. The primary audience for these titles is generally comprised of males aged twelve to thirty-five. For PC titles our target audience is primarily males aged fifteen to thirty-five. We are also continuing to target one of the industry’s fastest growing, yet under-served segments: the “youth/girl gamers.” The successful Mary-Kate and Ashley brand titles are positioned for the “youth/girl gamers” segment of the female market and attempts to leverage the popularity of these young actresses. According to current Toy Retail Sales Tracking Service (“TRSTS”) sales data, our Mary-Kate and Ashley brand is currently the top-performing female youth oriented brand in the interactive entertainment industry.

In developing a marketing strategy for a title, we seek story concepts and brands or franchises that we believe will appeal to the interests of the title’s target consumer. We strive to create marketing campaigns which are consistent with this strategy and which we believe will appeal to the targeted consumers for each of those titles. We market our software through:

•	television, radio, print, outdoor and Internet advertising;

•	our website (www.acclaim.com) and the Internet sites of others;

•	product sampling through demonstration software distributed on the Internet;

•	consumer contests and promotions;

•	publicity activities; and

•	trade shows.

In addition, we enter into cooperative advertising arrangements with certain of our customers, where our software is featured in the retail customer’s own advertisements to its customers. Dealer displays and in-store merchandising are also used to increase consumer awareness of our products.

Online, Broadband and Wireless Technologies

We think that there will be opportunities for further exploitation of our intellectual properties through the Internet, online services, hand held and other wireless devices and dedicated Internet online game services, as the hardware platform technology evolves and becomes more accepted. We are actively exploring the establishment of online game playing opportunities for the Internet and wireless services as (1) a method for realizing additional revenue from our products and (2) an additional platform for our products. We also plan to develop online components which will support online play for certain of our existing franchises, as well as for new software titles currently being developed for the next generation platforms. As an example, we intend to release an online version of All-Star Baseball 2004 for one or more of the game platforms. As wireless and online technologies evolve, we think that a number of our intellectual properties may have the potential to be exploited through these mediums.

Manufacturing

We prepare a set of master program copies, documentation and packaging materials for our products for each respective hardware platform upon which the product is released. Except with respect to products for use on the Sony and Nintendo systems, our disc duplication, packaging, printing, manufacturing, warehousing, assembly and shipping are performed by third party subcontractors. In order to maintain protection over their hardware technologies, Sony and Nintendo generally specify or control the manufacturing of the finished products. We deliver the master materials to the licensor or its approved replicator, which then manufactures the finished goods and delivers them to us and/or our warehouse facility for distribution to our customers. At the time our product unit orders are filled by the manufacturer, we become responsible for the costs of manufacturing and the applicable per unit royalty on such units, even if the units do not ultimately sell. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our products or material returns due to product defects.

Production, Sales and Distribution

Pursuant to our agreements with Nintendo and Sony, each hardware manufacturer manufactures the CDs or DVDs embodying the software we have developed for its system. Pursuant to our agreement with Nintendo, we are required to open a letter of credit simultaneously with the placing of a purchase order for the software. Game Boy Advance software is delivered to us approximately four weeks after order placement. Disc-based software for the three platforms is manufactured and then delivered to our warehouse within seven to twenty one days after we place the order with the manufacturer. See “Factors Affecting Future Performance: If We Are Unable to Obtain or Renew Licenses from Hardware Developers, We Will Not be Able to Release Software for Popular Systems.”

We manufacture, through subcontractors, all of our software titles for personal computers. Orders for PC software are generally filled within ten to twenty-one days after order placement. Reorders for such software are generally filled within ten days.

We distribute our software by tailoring our distribution methods to each geographic market. In North America, our software is sold directly by our sales force, complemented by regional sales representative organizations which receive commissions based on the net sales of each product sold. We maintain an in-house sales management team to supervise the regional sales representatives. These sales representatives also act as sales representatives for some of our competitors. One of the sales representative organizations marketing our software is owned by James Scoroposki, an officer, director and principal stockholder of Acclaim. Please see Note 19B (Related Party Transactions) of the notes to Consolidated Financial Statements in Item 8 in this Form 10-K.

We market our software domestically, primarily to mass merchants, large retail toy store chains, department stores and specialty stores. Our key domestic retail customers include Wal-Mart, Toys R Us, Best Buy and

Circuit City. Sales to Wal-Mart accounted for approximately 10%, 12%, and 15% of our gross revenue for fiscal 2002, 2001, and 2000, respectively. Sales to Toys R Us accounted for approximately 9%, 11% and 10% of our gross revenue for fiscal 2002, 2001 and 2000, respectively. Our customers do not have any commitments to purchase our software.

Internationally, we administer the sales, marketing, and distribution activities of our European subsidiaries through a central management division, Acclaim Europe, based in London. For sales in other markets, we appoint regional distributors.

We are not contractually obligated to accept returns except for defective products. However, we grant price concessions to our key customers who are major retailers that control market access to the consumer, when those concessions are necessary to maintain our relationships with the retailers and access to their retail channel customers. If the consumers’ demand for a specific title falls below expectations or significantly declines below previous rates of sell-through, then, we may negotiate a price concession or credit to spur further sales by retailers to maintain the relationship. As the market for each generation of game consoles matures and as more titles become available, the risk of product price concessions and returns increases. We establish sales allowances at the time we record revenue for expected product price concessions and returns based primarily on (1) market acceptance of our products, (2) level of retail inventories, (3) seasonal factors, and (4) historical price concession and return rates. Management continually monitors and adjusts these allowances to take into account actual developments and sales results in the marketplace. There can be no assurance that actual price concessions will not exceed our established allowances and reserves. See “Factors Affecting Future Performance: If Price Concessions and/or Product Returns Exceed Allowances, We May Incur Losses” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Revenue” at Item 7 in this Form 10-K.

Our warranty policy is to provide the original purchaser with replacement or repair of defective software for a period of ninety days after sale. To date, we have not experienced significant warranty claims.

Intellectual Property Licenses

Some of our software titles are based upon brands or franchises which we have licensed from third parties, such as Major League Baseball, the National Basketball Association and their respective players’ associations, Home Box Office, Dualstar Entertainment and Disney Interactive. Typically, we are obligated to make certain non-refundable advance payments against royalties that may become due from the sales of the games which embody such licensed rights. We can recoup these advance payments against royalty payments otherwise due in connection with future software sales. License agreements relating to these rights generally extend for a term of two to three years. These agreements are terminable upon the occurrence of a number of factors, including our material breach of the agreement, failure to pay amounts due to the licensor in a timely manner, bankruptcy or insolvency.

Our licenses relating to South Park and World Wrestling Federation (“WWF”) game software were either not renewed or were terminated in fiscal 2001 based on our product release strategy, financial resources and the economic viability of the products. As a result of Extreme Championship Wrestling’s (“ECW’s”) bankruptcy in fiscal 2000, we can no longer use the ECW license. Sales of titles using ECW properties aggregated 10%, using WWF properties aggregated 11% and using South Park properties aggregated 20% of our gross revenue for fiscal 2000.

Some of these licenses are limited to specific territories and/or specific game platforms. Each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with other products and, in some cases, software for other game platforms. From time to time, licenses may not be renewed or may be terminated. See “Factors Affecting Future Performance: Inability to Procure Commercially Valuable Intellectual Property Licenses May Prevent Product Releases or Result in Reduced Product Sales”.

Patent, Trademark, Copyright and Product Protection

Each hardware manufacturer incorporates a security device in the software and in each of their respective hardware platforms. This is done in an effort to prevent unlicensed manufacture of software and infringement of the hardware manufacturers proprietary rights. Under our various license agreements with Sony, Microsoft and Nintendo, we are obligated to obtain all available trademark, copyright and patent protection for the original work we develop and embody in, or use in conjunction with, the software we create. We are also required to display on game packaging materials the proper notice of such protection, as well as notice of the licensor’s intellectual property rights.

Each software title may embody a number of separately protected intellectual properties such as the trademark for the brand featured in the software, the software copyrights, the name and label trademarks, and the copyright for Sony’s, Microsoft’s and Nintendo’s proprietary technical information.

We have registered the “Acclaim” logo and name in the United States and in numerous foreign territories and we own the copyrights for many of our game programs. “Nintendo,” “Game Boy,” “Game Boy Color,” “GameCube,” “Game Boy Advance,” and “N64” are trademarks of Nintendo; “Sony,” “Sony Computer Entertainment,” “PlayStation,” and “PlayStation 2” are trademarks of Sony; “Microsoft” and “Xbox” are trademarks of Microsoft and “Sega,” “Saturn” and “Dreamcast” are trademarks of Sega. We do not own the trademarks, copyrights or patents covering the proprietary information and technology utilized in the game systems marketed by Sony, Microsoft or Nintendo. Additionally, in certain instances, we do not own the trademarks, copyrights or patents for properties licensed from third parties, or the brands, concepts or game programs featured in and comprising the software. Accordingly, we must rely on the trademarks, copyrights and patents of these third-party licensors for protection from infringement of such intellectual property. Under our license agreements with certain independent software developers, we may bear the risk of claims of infringement brought by third parties and arising from the sale of our software.

Competition

The interactive entertainment software business is highly competitive. It is characterized by the continuous introduction of new titles and the development of new technologies. Our competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than ours. The availability of significant financial resources has become a major competitive factor in the interactive entertainment software industry, primarily as a result of the costs associated with the development and marketing of game software. See “Factors Affecting Future Performance: Competition for Market Acceptance and Retail Shelf Space, Pricing Competition, and Competition With the Hardware Manufacturers Affects Our Revenue and Profitability”.

We compete with Sony, Microsoft and Nintendo, which each publish software for their respective hardware platforms. We also compete with numerous companies which are, like us, licensed by the platform manufacturers to develop software products for use on their systems. These competitors include Activision, Capcom, Eidos, Electronic Arts, Infogrames, Interplay Entertainment, Konami, Lucas Arts, Midway, Namco, Sega, Take-Two Interactive, THQ, 3DO and Ubi Soft, among others. Although Sega no longer manufactures videogame platforms, it continues to be a major videogame software publisher. We also face additional competition from the entry of new companies, including large diversified entertainment companies such as Disney Interactive and Fox Interactive, into our market.

Nevertheless, we are one of the larger independent publicly traded publishers of software for game platforms in the United States. Data derived from the Toy Retail Sales Tracking Service (“TRSTS”) indicates that, for the first ten months of calendar 2002, our market share of software sold for PlayStation 2 was 3.8%, for Xbox was 3.6%, for GameCube was 6.4% and for Game Boy Advance was 1.9%. For calendar 2001, our market share of software sold for PlayStation 2 was 4.1%, for Xbox was 0.9%, for GameCube was 5.9% and for Game

Boy Advance was 0.4%. The market for software for PCs is fragmented and we have a small share of that market.

Competition in the interactive entertainment software industry is based primarily upon:

•	availability of significant financial resources;

•	the quality of titles;

•	reviews received for a title from independent reviewers who publish reviews in magazines, websites, newspapers and other industry publications;

•	publisher’s access to retail shelf space;

•	the success of the game console for which the title is written;

•	the price of each title;

•	the number of titles then available for the system for which each title is published; and

•	the marketing campaign supporting a title at launch and through its life.

We rely upon our product quality, marketing and sales abilities, proprietary technology and product development capability, the depth of our worldwide retail distribution channels and management experience to compete in the interactive entertainment industry. See “Factors Affecting Future Performance: Competition for Market Acceptance and Retail Shelf Space, Pricing Competition, and Competition With the Hardware Manufacturers, Affects Our Revenue and Profitability.”

Comic Book and Other Publishing

Our subsidiary, Acclaim Comics, publishes strategy guides relating to our software products and “special issue” comic books. We have not derived significant revenue and profit from the sale of Acclaim Comics’ products. Although we intend to continue releasing software for multiple platforms based on characters licensed or created by Acclaim Comics, as well as strategy guides relating to our software and, at times, “special issue” comic books, as a result of our exiting the comic book publishing business in fiscal 2000, future revenue derived by Acclaim Comics, other than from the sale of video games, will primarily depend on: (1) the licensing and merchandising of certain characters, such as, Shadow Man and Turok, in interactive entertainment and other media, such as motion pictures or television, (2) the use of those characters in our software, and (3) the publication and sale of software strategy guides and “special issue” comic books.

Seasonality

Our business is highly seasonal. We typically experience our highest revenue and profit in the calendar year-end holiday season, our first fiscal quarter, and a seasonal low in revenue and profits in our third fiscal quarter.

Employees

As of August 31, 2002, we had 708 employees. We believe that our relationship with our employees is good. None of our employees are subject to a collective bargaining agreement, and we have not experienced any labor-related work stoppages.

Financial Information about Foreign and Domestic Operations and Export Sales

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 (Segment Information) of the notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Executive Officers

The following table sets forth information regarding our executive officers, who are chosen by and serve at the pleasure of our Board of Directors:

Name	Position and Principal Occupation	Age
Gregory E. Fischbach	Co-Chairman of the Board, and Chief Executive Officer	60
James Scoroposki	Co-Chairman of the Board, Senior Executive Vice President, Secretary and Treasurer	54
Edmond Sanctis	President and Chief Operating Officer—North America	40
Rodney Cousens	President and Chief Operating Officer—International of Acclaim Europe	51
Gerard F. Agoglia	Executive Vice President and Chief Financial Officer	52
John Ma	Executive Vice President of Strategy and Business Development	48

Gregory E. Fischbach, a founder of our Company, has been our Chief Executive Officer since its formation, a member of our Board of Directors since 1987 and Co-Chairman of our Board of Directors since March 1989. Mr. Fischbach was also our President from its formation to January 1990 and again from October 1996 to December 2001.

James Scoroposki, a founder of our Company, has been our Senior Executive Vice President since December 1993, a member of our Board of Directors since 1987, Co-Chairman of our Board of Directors since March 1989 and our Secretary and Treasurer since our formation. Mr. Scoroposki was also Chief Financial Officer from April 1988 to May 1990, Executive Vice President from formation to November 1993 and acting Chief Financial Officer from November 1997 to August 1999. Since December 1979, he has also been the President and sole shareholder of Jaymar Marketing Inc., a sales representative organization. Please see Note 19B (Related Party Transactions) of the notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Edmond Sanctis has been our President and Chief Operating Officer for our North American operations since December of 2001. Formerly, Mr. Sanctis was an executive at NBC, holding various management positions from 1993 through 2000. Mr. Sanctis was appointed President and Chief Operating Officer of NBCi in November 1999. Previously he held positions in several operating divisions of NBC, including Cable and Business Development, and NBC Entertainment. Prior to NBC, Mr. Sanctis worked at Sony USA in marketing and communications. Mr. Sanctis has a Masters of Business Administration Degree.

Rodney Cousens became an executive officer in August 1998. Mr. Cousens has been President and Chief Operating Officer—International of Acclaim Europe, one of our divisions, since October 1996. From June 1994 to October 1996, Mr. Cousens was President of Acclaim Europe, and from March 1991 to June 1994, he was Vice President of Acclaim Europe.

Gerard F. Agoglia became an executive officer in August 2000, when he joined us as Executive Vice President and Chief Financial Officer. Mr. Agoglia was Senior Vice President, Chief Financial Officer of Lantis Eyewear Corporation from October, 1998 to September, 2000 and prior to that, Mr. Agoglia served as Corporate Controller of Calvin Klein, Inc. from June, 1997 to September, 1998. Mr. Agoglia has over 20 years of corporate financial management experience in the apparel and accessories industries. Mr. Agoglia is a Certified Public Accountant and has a Masters of Business Administration degree.

John Ma became an executive officer in October 2000. Mr. Ma has been with the Company since 1991 serving as Senior Executive Vice President of Worldwide Operations, Product Development and is currently Executive Vice President of Strategy and Business Development. Prior to joining us, Mr. Ma held similar positions with Activision, Inc.

FACTORS AFFECTING FUTURE PERFORMANCE

Our future operating results depend upon many factors and are subject to various risks and uncertainties. The known material risks and uncertainties which may cause our operating results to vary from anticipated results or which may negatively affect our operating results and profitability are as follows:

Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of our Primary Lender and Vendors, and Our Ability to Achieve Our Projected Revenue Levels and Reduced Operating Expenses

If we (1) do not substantially achieve our overall projected revenue levels for fiscal 2003, (2) fail to operate within our projected expense levels as reflected in our business operating plans, or (3) do not receive the ongoing support of our primary lender, GMAC Commercial Credit LLC and our vendors, then we will be unable to meet our cash and operating requirements for the next twelve months, which would in turn require us to seek additional financing to fund operations and/or implement additional expense reductions. Our fiscal 2003 business plan includes (a) lowering fixed and variable expenses worldwide, (b) eliminating the continued development of certain marginal software products which are not expected to achieve our financial return parameters within the next 12 to 18 months, (c) limiting and eliminating non-essential marketing expenses and (d) reducing employee related expenses through staff reductions. Some of these measures would require third-party consents or approvals, including that of our primary lender, and there can be no assurance that such consents or approvals will be obtained. We rely on our primary lender to assist us in meeting our cash needs from time to time in the form of advances against receivables and inventory and periodic discretionary supplemental loans. We also rely on our vendors to provide us with favorable payment terms. See “If Cash Flows from Operations Are Not Sufficient To Meet Our Operational Needs, We May Be Forced To Sell Assets, Refinance Debt, or Further Downsize Our Operations”.

Failing to substantially achieve our projected revenue levels for fiscal 2003 may also result in a default under our credit agreement with our primary lender. If a default were to occur under our credit agreement and it is not timely cured by us or waived by our lender, or if this were to happen and our debt could not be refinanced or restructured, our lender could pursue its remedies, including: (1) penalty rates of interest; (2) demand for immediate repayment of the debt; and/or (3) the foreclosure on any of our assets securing the debt. If this were to happen and we were liquidated or reorganized, after payment to our creditors, there would likely be insufficient assets remaining for any distribution to our stockholders.

In March and June of 2002, we amended certain provisions of our credit agreement and factoring agreements with our lender, and we are currently negotiating with our lender to further amend and/or restate those agreements. As of August 31, 2002, we received waivers from GMAC with respect to those financial covenants contained in the credit agreement for which we were not in compliance. If waivers from GMAC are necessary in the future, we cannot be assured that we will be able to obtain waivers of any future covenant violations, as we have in the past. We currently anticipate that we will need to implement significant expense reductions in fiscal 2003 and have begun implementing certain headcount reductions and eliminating the continued development of certain marginal software products, as well as limiting and eliminating non-essential marketing expenses during the first quarter of fiscal 2003. We cannot assure our stockholders and investors that we will achieve the overall projected sales levels based on our planned product release schedule, achieve profitability or achieve the cash flows necessary to avoid further expense reductions in fiscal 2003. See “Factors Affecting Future Performance: If Cash Flows from Operations Are Not Sufficient to Meet Our Operational Needs, We May Be Forced To Sell Assets, Refinance Debt, or Further Downsize Our Operations”, and “Industry Trends, Platform Transitions and Technological Change May Adversely Affect Our Revenue and Profitability.”

Going Concern Consideration

While the accompanying financial statements have been prepared under the assumption that Acclaim will continue as a going concern, our independent auditors’ report, prepared by KPMG LLP, includes an explanatory paragraph relating to substantial doubt as to the ability of Acclaim to continue as a going concern, due to a working capital deficit as of August 31, 2002 and the recurring use of cash in operating activities.

If Cash Flows from Operations Are Not Sufficient to Meet Our Operational Needs, We May Be Forced To Sell Assets, Refinance Debt, or Further Downsize Our Operations

During the first half of fiscal 2003, we have commenced and will continue to implement certain expense reduction initiatives which we anticipate will reduce our operating expenses commencing with the first quarter of fiscal 2003 and throughout fiscal 2003, so that our operating expenses are in line with our sales forecasts. Our operating plan for fiscal 2003 focuses on (1) lowering fixed and variable expenses worldwide, (2) eliminating the continued development of certain marginal software products which are not expected to achieve our financial return parameters within the next 12 to 18 months, (3) limiting and eliminating non-essential marketing expenses and (4) reducing employee related expenses through staff reductions. Although we believe the actions we are taking should return our operations to profitability, we cannot assure our stockholders and investors that we will achieve the sales necessary to achieve sufficient liquidity and avoid further expense reduction actions such as selling assets or consolidating operations, reducing staff, refinancing debt and/or otherwise restructuring our operations. See “Industry Trends, Platform Transitions and Technological Change May Adversely Affect Our Revenue and Profitability” below and “Managements Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

A Violation of our Financing Agreements Could Result in GMAC Declaring a Default and Seeking Remedies

If we violate the financial or other covenants contained in our credit agreement with GMAC, we will be in default under the credit agreement. If a default occurs under the credit agreement and is not timely cured by us or waived by GMAC, GMAC could seek remedies against us, including: (1) penalty rates of interest; (2) immediate repayment of the debt; and/or (3) the foreclosure on any assets securing the debt. Pursuant to the terms of the credit agreement, we are required to maintain specified levels of working capital and tangible net worth, among other covenants. As of August 31, 2002, we received waivers from GMAC with respect to those financial covenants contained in the credit agreement for which we were not in compliance. If waivers from GMAC are necessary in the future, we cannot be assured that we will be able to obtain waivers of any future covenant violations, as we have in the past. If Acclaim is liquidated or reorganized, after payment to the creditors, there are likely to be insufficient assets remaining for any distribution to our stockholders.

Revenue and Liquidity are Dependent on Timely Introduction of New Titles

The timely shipment of a new title depends on various factors, including the development process, debugging, approval by hardware licensors and approval by third-party licensors. It is likely that some of our titles will not be released in accordance with our operating plans. Because net revenue associated with the initial shipments of a new product generally constitute a high percentage of the total net revenue associated with the life of a product, a significant delay in the introduction of one or more new titles would negatively affect or limit sales (as was the case in the first and third quarters of fiscal 2002) and would have a negative impact on our financial condition, liquidity and results of operations, as was the case in fiscal 2000 and 2001. We cannot assure stockholders that our new titles will be released in a timely fashion in accordance with our business plan.

The average life cycle of a new title generally ranges from three months to upwards of twelve to eighteen months, with the majority of sales occurring in the first thirty to one hundred twenty days after release. Factors such as competition for access to retail shelf space, consumer preferences and seasonality could result in the shortening of the life cycle for older titles and increase the importance of our ability to release new titles on a timely basis. Therefore, we are constantly required to introduce new titles in order to generate revenue and/or to replace declining revenue from older titles. In the past, we experienced delays in the introduction of new titles, which have had a negative impact on our results of operations. The complexity of next-generation systems has resulted in higher development expenditures, longer development cycles and the need to carefully monitor and plan the product development process. If we do not introduce titles in accordance with our operating plans for a period, our results of operations, liquidity and profitability in that period could be negatively affected.

We Depend On A Relatively Small Number Of Franchises For A Significant Portion Of Our Revenue And Profits

A significant portion of our revenue is derived from products based on a relatively small number of popular franchises each year. In addition, many of these products have substantial production or acquisition costs and marketing budgets. In fiscal 2002, 61% of our gross revenue was derived from five franchises. In fiscal 2001, four franchises accounted for 53% of our gross revenue. In fiscal 2000, four franchises accounted for 51% of our gross revenue. We expect that a limited number of popular brands will continue to produce a disproportionately large amount of our revenue. Due to this dependence on a limited number of brands, the failure of one or more products based on these brands to achieve anticipated results may significantly harm our business and financial results. For example, during the fourth quarter of fiscal 2002, our failure to achieve our projected revenue from two titles, Turok: Evolution and Aggressive Inline, due to lower than anticipated consumer acceptance of the products, resulted in a net loss for the fourth quarter and fiscal year 2002.

Industry Trends, Platform Transitions and Technological Change May Adversely Affect Our Revenue and Profitability

The life cycle of existing game systems and the market acceptance and popularity of new game systems significantly affects the success of our products. We cannot guarantee that we will be able to predict accurately the life cycle or popularity of each system. If we (1) do not develop software for games consoles that achieve significant market acceptance; (2) discontinue development of software for a system that has a longer-than-expected life cycle; (3) develop software for a system that does not achieve significant popularity; or (4) continue development of software for a system that has a shorter-than-expected life cycle, our revenue and profitability may be negatively affected and we could experience losses from operations.

When new platforms are announced or introduced into the market, consumers typically reduce their purchases of software products for the current platforms, in anticipation of new platforms becoming available. During these periods, sales of our software products can be expected to slow down or even decline until the new platforms have been introduced and have achieved wide consumer acceptance. Each of the three current principal hardware producers launched a new platform in recent years. Sony made the first shipments of its PlayStation 2 console system in North America and Europe in the fourth quarter of calendar year 2000. Microsoft made the first shipments of its Xbox console system in North America in November 2001 and in Europe and Japan in the first quarter of calendar 2002. Nintendo made the first shipments of its Nintendo GameCube console system in North America in November 2001 and in Europe in May 2002. Additionally, in June 2001, Nintendo launched its Game Boy Advance hand held device. On occasion the video and computer games industry is affected, in both favorable and unfavorable ways, by a competitor’s entry into, or exit from, the hardware or software sectors of the industry. For example, in early 2001, Sega exited the hardware business, ceased distribution and sales of its Dreamcast console and re-deployed its resources to develop software for multiple consoles. More recently, the entry of Microsoft (which traditionally had only produced software and hardware for personal computers) into the video game console market with the Xbox has benefited us and other video game publishers by expanding the total size of the market for video games. The effects of this type of entry or exit can be significant and difficult to anticipate.

We believe the next hardware transition cycle will occur sometime during 2005. Delays in the launch, shortages, technical problems or lack of consumer acceptance of these platforms could adversely affect our sales of products for these platforms.

Our Future Success Depends On Our Ability To Release Popular Products

The life of any one software product is relatively short, in many cases less than one year. It is therefore important for us to be able to continue to develop new products that are favorably received by consumers. If we are unable to do this, our business and financial results may be negatively affected. We focus our development and publishing activities principally on products that are, or have the potential to become, franchise brand properties. Many of these products are based on intellectual property and other character or story rights acquired or licensed from third parties. These license and distribution agreements are limited in scope and time, and we may not be able to renew key licenses when they expire or to include new products in existing licenses. The loss of a significant number of our intellectual property licenses or of our relationships with licensors would have a material adverse effect on our ability to develop new products and therefore on our business and financial results.

Profitability is Affected by Research and Development Expenditure Fluctuations Due to Platform Transitions and Development for Multiple Platforms

Our cash outlays for product development for fiscal 2002 (a portion of which were expensed and the remainder of which were capitalized) were higher than the same period last year, and our product development cash outlays may increase in the future as a result of releasing more games across multiple platforms, delayed attainment of technological feasibility and the complexity of developing games for the 128-bit game consoles, among other reasons. We anticipate that our profitability will continue to be impacted by the levels of research and development expenditures relative to revenue, and by fluctuations relating to the timing of development in anticipation of future platforms.

During fiscal 2002, we focused our development efforts and costs on the development of tools and engines necessary for PlayStation 2, Xbox and GameCube. Our fiscal 2002 release schedule was developed around PlayStation 2, GameCube, Xbox and Game Boy Advance. The release schedule for fiscal 2003 continues to support these same platforms.

If Price Concessions and Returns Exceed Allowances, We May Incur Losses

In the past, particularly during platform transitions, we have had to increase our price concessions granted to our retail customers. Coupled with more competitive pricing, if our allowances for price concessions and returns are exceeded, our financial condition and results of operations will be negatively impacted, as has occurred in the past. We grant price concessions to our key customers (major retailers which control market access to the consumer) when we deem those concessions are necessary to maintain our relationships with those retailers and continued access to their retail channel customers. If the consumers’ demand for a specific title falls below expectations or significantly declines below previous rates of retail sell-through, then a price concession or credit may be requested by our customers to spur further sales.

Management makes significant estimates and assumptions regarding allowances for estimated price concessions and product returns in preparing the financial statements. Management establishes allowances at the time of product shipment, taking into account the potential for price concessions and product returns based primarily on: market acceptance of products in retail and distributor inventories; level of retail inventories and retail sell-through rates; seasonality; and historical price concession and product return rates. Management monitors and adjusts these allowances quarterly to take into account actual developments and results in the marketplace. We believe that our allowances for price concessions and returns are adequate, but we cannot guarantee the adequacy of our current or future allowances.

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

Substantially all of our revenue has historically been derived from sales of software for game systems. If we cannot obtain licenses to develop software from developers of popular interactive entertainment game platforms or if any of our existing license agreements are terminated, we will not be able to release software for those systems, which would have a negative impact on our results of operations and profitability. Although we cannot assure stockholders that when the term of existing license agreements end we will be able to obtain extensions or that we will be successful in negotiating definitive license agreements with developers of new systems, to date we have always been able to obtain extensions or new agreements with the hardware companies.

Our revenue growth may also be dependent on constraints the hardware companies impose. If new license agreements contain product quantity limitations, our revenue, cash flows and profitability may be negatively impacted.

In addition, when we develop software titles for systems offered by Sony and Nintendo, the products are manufactured exclusively by that hardware manufacturer. Since each of the manufacturers is also a publisher of games for its own hardware system, a manufacturer may give priority to its own products or those of our competitors in the event of insufficient manufacturing capacity. We could be materially harmed by unanticipated delays in the manufacturing and delivery of products.

Inability to Procure Commercially Valuable Intellectual Property Licenses May Prevent Product Releases or Result in Reduced Product Sales

Our titles often embody trademarks, trade names, logos, or copyrights licensed by third parties, such as the National Basketball Association and Major League Baseball and their respective players’ associations, or individual athletes or celebrities. The loss of one or more of these licenses would prevent us from releasing a title and limit our economic success. We cannot assure stockholders that our licenses will be extended on reasonable terms or at all, or that we will be successful in acquiring or renewing licenses to property rights with significant commercial value.

License agreements relating to these rights generally extend for a term of two to three years and are terminable upon the occurrence of a number of factors, including the material breach of the agreement by either party, failure to pay amounts due to the licensor in a timely manner, or a bankruptcy or insolvency by either party.

We Depend On Skilled Personnel

Our success depends to a significant extent on our ability to identify, hire and retain skilled personnel. The software industry is characterized by a high level of employee mobility and aggressive recruiting among competitors for personnel with technical, marketing, sales, product development and management skills. We may not be able to attract and retain skilled personnel or may incur significant costs in order to do so. If we are unable to attract additional qualified employees or retain the services of key personnel, our business and financial results could be negatively impacted.

Competition for Market Acceptance and Retail Shelf Space, Pricing Competition, and Competition With the Hardware Manufacturers Affects Our Revenue and Profitability

The interactive entertainment software industry is intensely competitive and new interactive entertainment software products and platforms are regularly introduced. Our competitors vary in size from small companies to very large corporations with significantly greater financial, marketing and product development resources than we have. Due to these greater resources, certain of our competitors can undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors for desirable motion picture, television, sports and character properties and pay more to third party software developers than we can. Only a small percentage of titles introduced in the market achieve any degree of sustained market acceptance. If our titles are not successful, our operations and profitability will be negatively impacted.

Competition in the video and computer games industry is based primarily upon:

•	availability of significant financial resources;

•	the quality of titles;

•	reviews received for a title from independent reviewers who publish reviews in magazines, websites, newspapers and other industry publications;

•	publisher’s access to retail shelf space;

•	the success of the game console for which the title is written;

•	the price of each title;

•	the number of titles then available for the system for which each title is published; and

•	the marketing campaign supporting a title at launch and through its life.

We compete primarily with other publishers of personal computer and video game console interactive entertainment software. Significant third party software competitors currently include, among others: Activision; Capcom; Eidos; Electronic Arts; Infogrames; Interplay Entertainment; Konami; Namco; Midway Games; Sega; Take-Two; THQ; 3DO and Vivendi Universal Publishing. In addition, integrated video game console hardware and software companies such as Sony, Nintendo and Microsoft compete directly with us in the development of software titles for their respective systems. The hardware developers have a price, marketing and distribution advantage with respect to software marketed by them.

As each game system cycle matures, significant price competition and reduced profit margins result, as we experienced in fiscal 2000. In addition, competition from new technologies may reduce demand in markets in which we have traditionally competed. As a result of prolonged price competition and reduced demand as a result of competing technologies, our operations and liquidity have in the past been, and in the future may be, negatively impacted.

Revenue Varies Due to the Seasonal Nature of Video and Computer Game Software Purchases

The video and computer games industry is highly seasonal. Typically, net revenue is highest in our first fiscal quarter, declines in our second fiscal quarter, is lower in the third fiscal quarter and increases again in our fourth fiscal quarter. The seasonal pattern is due primarily to the increased demand for software during the year-end holiday selling season and the reduced demand for software during the summer months. Our earnings vary significantly and are materially affected by releases of popular products and, accordingly, may not necessarily reflect the seasonal patterns of the industry as a whole. We expect that operating results will continue to fluctuate significantly in the future. See “Factors Affecting Future Performance: Fluctuations in Quarterly Operating Results Lead to Unpredictability of Revenue and Income” below.

Fluctuations in Quarterly Operating Results Lead to Unpredictability of Revenue and Earnings

The timing of the release of new titles can cause material quarterly revenue and earnings fluctuations. A significant portion of revenue in any quarter is often derived from sales of new titles introduced in that quarter or shipped in the immediately preceding quarter. If we are unable to begin volume shipments of a significant new title during the scheduled quarter, as has been the case in the past (including the third and fourth quarters of fiscal

2001, and the first and third quarters of fiscal 2002), our revenue and earnings will be negatively affected in that period. In addition, because a majority of the unit sales for a title typically occur in the first thirty to one hundred twenty days following its introduction, revenue and earnings may increase significantly in a period in which a major title is introduced and may decline in the following period or in a period in which there are no major title introductions.

In the fourth quarter of fiscal 2002, due to domestic retail sales for Turok: Evolution and Aggressive Inline significantly falling below our projections and anticipated rates of product sell-through, our revenue and earnings for that period were substantially below expectations.

Quarterly operating results also may be materially impacted by factors, including the level of market acceptance or demand for titles and the level of development and/or promotion expenses for a title. Consequently, if net revenue in a period is below expectations, our operating results and financial position in that period are likely to be negatively affected, as has occurred in the past.

Our Software May Be Subject To Governmental Restrictions Or Rating Systems

Legislation is periodically introduced at the local, state and federal levels in the United States and in foreign countries to establish a system for providing consumers with information about graphic violence and sexually explicit material contained in interactive entertainment software products. In addition, many foreign countries have laws that permit governmental entities to censor the content and advertising of interactive entertainment software. We believe that mandatory government-run rating systems eventually may be adopted in many countries that are significant markets or potential markets for our products. We may be required to modify our products or alter our marketing strategies to comply with new regulations, which could delay the release of our products in those countries.

In the first quarter of fiscal 2003, we released BMX XXX, a software title which is based on BMX bicycle riding, but which contains adult content, partial nudity and adult humor. Accordingly, certain retailers have elected not to carry BMX XXX due to its mature content. If we create additional games with similar entertainment content in the future, retailers may again elect to not carry those games.

Due to the uncertainties regarding such rating systems, confusion in the marketplace may occur, and we are unable to predict what effect, if any, such rating systems would have on our business. In addition to such regulations, certain retailers have declined to stock some of our products, such as our new software title BMX XXX, because they believed that the content of the packaging artwork or the products would be offensive to the retailer’s customer base. While to date these actions have not caused material harm to our business, we cannot assure you that the actions taken by certain retailers and distributors regarding BMX XXX or, similar actions by our distributors or retailers in the future, would not cause material harm to our business.

Our Stock Price is Volatile and Stockholders May Not be Able to Recoup Their Investment

There is a history of significant volatility in the market prices of securities of companies engaged in the software industry, including Acclaim. Movements in the market price of our common stock from time to time have negatively affected stockholders’ ability to recoup their investment in the stock. The price of our common stock is likely to continue to be highly volatile, and stockholders may not be able to recoup their investment. If our future revenue, cash used in or provided by from operations (liquidity), profitability or product releases do not meet expectations, the price of our common stock may be negatively affected.

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

If our common stock was to be delisted from trading on the Nasdaq SmallCap Market, trading, if any, in our common stock may continue to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market. Delisting of the common stock would result in, among other things, limited release of the market price of the common stock and limited company news coverage and could restrict investors’ interest in the common stock as well as materially adversely affect the trading market and prices for the common stock and our ability to issue additional securities or to secure additional financing.

Infringement Could Lead to Costly Litigation and/or the Need to Enter into License Agreements, Which May Result in Increased Operating Expenses

Existing or future infringement claims by or against us may result in costly litigation or require us to license the proprietary rights of third parties, which could have a negative impact on our results of operations, liquidity and profitability.

We believe that our proprietary rights do not infringe upon the proprietary rights of others. As the number of titles in the industry increases, we believe that claims and lawsuits with respect to software infringement will also increase. From time to time, third parties have asserted that some of our titles infringed their proprietary rights. We have also asserted that third parties have likewise infringed our proprietary rights. These infringement claims have sometimes resulted in litigation by and against us. To date, none of these claims has negatively impacted our ability to develop, publish or distribute our software. We cannot guarantee that future infringement claims will not occur or that they will not negatively impact our ability to develop, publish or distribute our software.

Factors Specific to International Sales May Result in Reduced Revenue and/or Increased Costs

International sales have historically represented material portions of our revenue and are expected to continue to account for a significant portion of our revenue in future periods. Sales in foreign countries may involve expenses incurred to customize titles to comply with local laws. In addition, titles that are successful in the domestic market may not be successful in foreign markets due to different consumer preferences. We continue to evaluate our international product development and release schedule to maximize the delivery of products that appeal specifically to that marketplace. International sales are also subject to fluctuating exchange rates. The adoption of the euro as the single currency of most European Union member nations may reduce our exposure to fluctuating exchange rates within the European Union if the price of the euro remains tied to that of the U.S. dollar; however, consumers in the European Union may face slight price increases as a result of the transition as retailers round up the price of goods calculated in euros. These and other factors specific to international sales may result in reduced revenue and/or increased costs.

Our Software May Be Subject To Legal Claims

Within the past three years, two lawsuits, Linda Sanders, et al. v. Meow Media, Inc., et al, United States District Court for the District of Colorado, and Joe James, et al. v. Meow Media, Inc., et al, United States District Court for the Western District of Kentucky, Paducah Division, have been filed against numerous video game companies, including us, by the families of victims who were shot and killed by teenage gunmen in attacks perpetrated at schools. These lawsuits allege that the video game companies manufactured and/or supplied these teenagers with violent video games, teaching them how to use a gun and causing them to act out in a violent manner. Both lawsuits referenced in this paragraph have been dismissed and are currently undergoing various stages of the appeals process. While our general liability insurance carrier has agreed to defend us in these lawsuits, it is uncertain whether or not the insurance carrier would cover all or any amounts which we might be liable for if the lawsuits are not decided in our favor. If either of the lawsuits are ultimately decided against us and our insurance carrier does not cover the amounts we are liable for, it could have a material adverse effect on our business and financial results. It is possible that similar additional lawsuits may be filed in the future. Payment of significant claims by insurance carriers may make such insurance coverage materially more expensive or unavailable in the future, thereby exposing our business to additional risk.

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

Shares Eligible for Future Sale

As of November 20, 2002, we had 92,470,506 shares of common stock issued and outstanding, of which 13,074,111 are “restricted” securities within the meaning of Rule 144 under the Securities Act. Generally, under Rule 144, a person who has held restricted shares for one year may sell such shares, subject to certain volume limitations and other restrictions, without registration under the Securities Act.

As of November 20, 2002, 57,277,105 shares of common stock are covered by effective registration statements under the Securities Act for resale on a delayed or continuous basis by certain of our security holders, of which 594,030 shares of common stock are issuable upon the exercise of warrants issued in settlement of litigation

As of August 31, 2002, a total of 3,351,111 shares of common stock are issuable upon the exercise of warrants to purchase our common stock (not including warrants issued in settlement of litigation).

We have also registered on Form S-8 a total of 24,236,000 shares of common stock (issuable upon the exercise of options) under our 1988 Stock Option Plan and our 1998 Stock Incentive Plan, and a total of 2,448,425 shares of common stock under our 1995 Restricted Stock Plan. As of August 31, 2002, options to purchase a total of 12,929,640 shares of common stock were outstanding under the 1988 Stock Option Plan and the 1998 Stock Incentive Plan, of which 6,243,343 were exercisable.

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

Item 2.     Properties.

Our corporate headquarters is located in a 70,000 square foot office building in Glen Cove, New York, which we purchased in fiscal 1994. We also own a 22,000 square foot office facility and lease a 5,000 square foot facility in the U.K. where our international operations are headquartered. Currently, we have a mortgage outstanding relating to the U.K. facility. Please see Note 12 (Debt) and Note 13 (Obligations under Capital and Operating Leases) of the notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

In addition, our development studios lease in the aggregate 71,000 square feet of office space in Ohio, Texas, Utah and the U.K. Our foreign subsidiaries lease office space in Japan, France, Germany, Spain, Australia and the U.K. We anticipate that these facilities are adequate for our current and foreseeable future needs.

Item 3.     Legal Proceedings.

We and other companies in the entertainment industry were sued in an action entitled James, et al. v. Meow Media, et al. filed in April 1999 in the U.S. District Court for the Western District of Kentucky, Paducah Division, Civil Action No. 5:99 CV96-J. The plaintiffs alleged that the defendants negligently caused injury to the plaintiffs as a result of, in the case of Acclaim, its distribution of unidentified “violent” video games, which induced a minor to harm his high school classmates, thereby causing damages to plaintiffs, the parents of the deceased individuals. The plaintiffs seek damages in the amount of approximately $110 million. The U.S. District Court for the Western District of Kentucky dismissed this action and the dismissal was then appealed by the plaintiffs to the U.S. Court of Appeals for the Sixth Circuit. The U.S. Court of Appeals for the Sixth Circuit denied plaintiffs appeal. The plaintiff filed a petition for a Writ of Certiorari with the United States Supreme Court to challenge the Sixth Circuits decision. We intend to defend this action vigorously.

We and other companies in the entertainment industry were sued in an action entitled Sanders et al. v. Meow Media et al., filed in April 2001 in the U.S. District Court for the District of Colorado, Civil Action No. 01-0728. The complaint purports to be a class action brought on behalf of all persons killed or injured by the shootings which occurred at Columbine High School on April 20, 1999. We are a named defendant in the action along with more than ten other publishers of computer and video games. The complaint alleges that the video game defendants negligently caused injury to the plaintiffs as a result of their distribution of unidentified “violent” video games, which induced two minors to kill a teacher related to the plaintiff and to kill or harm their high school classmates, thereby causing damages to plaintiffs. The complaint seeks: compensatory damages in an amount not less than $15,000 for each plaintiff in the class, but up to $20 million for some of the members of the class; punitive damages in the amount of $5 billion; statutory damages against certain other defendants in the action; and equitable relief to address the marketing and distribution of “violent” video games to children. This case was dismissed on March 4, 2002. Following dismissal, the plaintiffs moved for relief and the U.S. District Court for the District of Colorado denied the relief sought by plaintiff. Plaintiffs have now noted an appeal.

We received a demand for indemnification from the defendant Lazer-Tron Corporation in a matter entitled J. Richard Oltmann v. Steve Simon, No. 98 C1759 and Steve Simon v. J. Richard Oltmann, J Richard Oltmann Enterprises, Inc., d/b/a Haunted Trails Amusement Parks, and RLT Acquisitions, Inc., d/b/a Lazer-Tron, No. A 98CA 426, consolidated as U.S. District Court Northern District of Illinois Case No. 99 C 1055. The Lazer-Tron action involves the assertion by plaintiff Simon that defendants Oltmann, Haunted Trails and Lazer-Tron misappropriated plaintiff’s trade secrets. Plaintiff alleges claims for Lanham Act violations, unfair competition, misappropriation of trade secrets, conspiracy, and fraud against all defendants, and seeks damages in unspecified amounts, including treble damages for Lanham Act claims, and an accounting. Pursuant to an asset purchase agreement made as of March 5, 1997, we sold Lazer-Tron to RLT Acquisitions, Inc. Under the asset purchase agreement, we assumed and excluded specific liabilities, and agreed to indemnify RLT for certain losses, as specified in the asset purchase agreement. In an August 1, 2000 letter, counsel for Lazer-Tron in the Lazer-Tron action asserted that our indemnification obligations in the asset purchase agreement applied to the Lazer-Tron action, and demanded that we indemnify Lazer-Tron for any losses which may be incurred in the Lazer-Tron action. In an August 22, 2000 response, we asserted that any losses which may result from the Lazer-Tron action are not assumed liabilities under the asset purchase agreement for which we must indemnify Lazer-Tron. In a November 20, 2000 letter, Lazer-Tron responded to Acclaim’s August 22 letter and reiterated its position that we must indemnify Lazer-Tron with respect to the Lazer-Tron action. No other action with respect to this matter has been taken to date.

We are also party to various litigations arising in the ordinary course of our business, the resolution of which, we believe, will not have a material adverse effect on our liquidity or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Price

Our common stock was traded on The Nasdaq National Market until July 31, 2000 when it was delisted and transferred to the Nasdaq Small Cap Market. Our trading symbol remains unchanged as AKLM. As of November 20, 2002, the closing sale price of our common stock was $1.18 per share. As of this date, there were approximately 1,700 holders of record of our common stock.

Summarized below is the range of high and low sales prices for our common stock for each of the periods indicated:

	Price
	High	Low
Fiscal Year 2002
First Quarter	$6.25	$2.08
Second Quarter	5.84	3.25
Third Quarter	5.90	4.00
Fourth Quarter	5.27	1.47

Fiscal Year 2001
First Quarter	$2.47	$0.84
Second Quarter	2.03	0.31
Third Quarter	4.00	0.72
Fourth Quarter	5.50	3.30

Dividend Policy

We have never declared or paid any cash dividends on our common stock and have no present intention to declare or pay cash dividends on our common stock in the foreseeable future. We are subject to various financial covenants with our primary lender that could limit our ability and/or prohibit us to pay dividends in the future. Please see discussion regarding our primary lender under “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and see Note 12 (Debt) of the notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. We intend to retain earnings, if any, which we may realize in the foreseeable future to finance our operations.

Equity Instruments

Summarized below are our equity compensation plans as of August 31, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants(a)	Weighted-average exercise price of outstanding options and warrants(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by stockholders	12,929,640	$4.14	5,487,634
Equity compensation plans not approved by stockholders	3,945,141	$2.32	—

Total	16,874,781	$3.71	5,487,634

Item 6.     Selected Financial Data.

You should read the tables below together with the Consolidated Financial Statements and the related notes, which are included in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included in Item 7 of this Annual Report on Form 10-K.

	Fiscal Years Ended August 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Statements of Operations Data:
Net revenue	$268,688	$197,568	$188,626	$430,974	$326,561
Cost of revenue	118,386	62,023	105,396	200,980	148,660

Gross profit	150,302	135,545	83,230	229,994	177,901

Operating expenses
Marketing and selling	57,892	31,631	71,632	72,245	61,691
General and administrative	43,374	40,839	56,378	64,322	50,848
Research and development	44,139	39,860	57,410	50,452	37,367
Goodwill writedown	—	—	17,870	—	—
Litigation recovery	—	—	—	(1,753)	—

Total operating expenses	145,405	112,330	203,290	185,266	149,906

Earnings (loss) from operations	4,897	23,215	(120,060)	44,728	27,995

Other income (expense)
Interest expense, net	(7,269)	(10,522)	(7,691)	(6,344)	(6,832)
(Loss) gain on early retirement of debt	(1,221)	2,795	—	—	—
Other (expense) income	(1,660)	1,699	(3,902)	646	291

Total other expense	(10,150)	(6,028)	(11,593)	(5,698)	(6,541)

(Loss) earnings before income taxes	(5,253)	17,187	(131,653)	39,030	21,454
Income tax (benefit) provision	(720)	(106)	91	2,972	764

Net (loss) earnings	$(4,533)	$17,293	$(131,744)	$36,058	$20,690

Net (loss) earnings per share data:
Basic	$(0.05)	$0.29	$(2.36)	$0.66	$0.40

Diluted	$(0.05)	$0.26	$(2.36)	$0.57	$0.37

	August 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Working capital (deficiency)	$(7,287)	$(39,413)	$(76,769)	$29,391	$(19,100)
Total assets	182,895	125,630	93,093	271,248	178,868
Short-term debt	54,508	54,653	30,108	27,652	20,669
Long-term debt	4,737	14,473	55,847	51,732	53,041
Stockholders’ equity (deficit)	19,355	(20,355)	(93,980)	31,359	(21,773)

*
Due to the adoption of Statement of Financial Accounting Standards No. 145 in the fourth quarter of fiscal 2002, we reclassified from extraordinary items to other (expense) income a $1.2 million loss for fiscal 2002 and a $2.8 million gain for fiscal 2001. Please see Note 1T (Business and Significant Accounting Policies: Recently Adopted Accounting Pronouncement) of the notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. On an ongoing basis, we evaluate the estimates to determine their accuracy and make adjustments when we deem it necessary. Note 1 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K describes the significant accounting policies and methods we use in the preparation of our Consolidated Financial Statements. We use estimates for, but not limited to, accounting for the allowance for price concessions and returns, the valuation of inventory, the recoverability of advance royalty payments and the amortization of capitalized software development costs. We base estimates on our historical experience and on various other assumptions that we believe are relevant under the circumstances, the results from which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Our critical accounting policies include the following:

Revenue Recognition

We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition” in conjunction with the applicable provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition.” Accordingly, we recognize revenue for noncustomized software when there is (1) persuasive evidence that an arrangement exists, which is generally a customer purchase order, (2) the software is delivered, (3) the selling price is fixed and determinable and (4) collectibility of the customer receivable is deemed probable. We do not customize our software or provide post contract support to our customers.

The timing of when we recognize revenue generally differs for our retail customers and distributor customers. For retail customers, we recognize software product revenue when the products are shipped to the retail customers. Because we do not provide extended payment terms and our revenue arrangements with retail customers do not include multiple deliverables such as upgrades, post contract customer support or other elements, our selling price for software products is fixed and determinable when titles are shipped to our retail customers. We generally deem collectibility probable at the time titles are shipped to retail customers because the majority of these sales are to major retailers that possess significant economic substance, the arrangements consist of payment terms of 60 days, and the customers’ obligation to pay is not contingent on resale of the product in the retail channel. For distributor customers, collectibility is deemed probable and we recognize revenue on the earlier to occur of when the distributor pays the invoice or when the distributor provides persuasive evidence that the product has been resold, assuming all other revenue recognition criteria have been met.

Allowances for Price Concessions and Returns

We are not contractually obligated to accept returns, except for defective product. However, we grant price concessions to our key customers who are major retailers that control market access to the consumer when those concessions are necessary to maintain our relationships with the retailers and access to their retail channel customers. If the consumers’ demand for a specific title falls below expectations or significantly declines below previous rates of sell-through, then, we may negotiate a price concession or credit to spur further sales by the retailer to maintain the customer relationship. We record revenue net of an allowance for estimated price concessions and returns. We must make significant estimates and judgments when determining the appropriate allowance for price concessions and returns in any accounting period. In order to derive and evaluate those estimates, we analyze historical price concessions and returns, current sell-through of product and retailer inventory, current economic trends, changes in consumer demand and acceptance of our products in the marketplace, among other factors.

Material differences in the amount and the timing of our revenue for any period may result if our judgments or estimates differ significantly from actual future events. In fiscal 2001, our net revenue increased by $11,500,000 when we reduced our August 31, 2000 accrued price concessions since actual sell-through in the retail channel demonstrated that the allowances were not required.

Allowances for price concessions and returns are reflected as a reduction of accounts receivable when we have agreed to grant credits to the customer; otherwise, they are reflected as an accrued liability.

Prepaid Royalties

We pay non-refundable royalty advances to licensors of intellectual properties and classify those payments as prepaid royalties. All royalty advance payments are recoupable against future royalties due for software or intellectual properties we licensed under the terms of our license agreements. We expense prepaid royalties at contractual royalty rates based on actual product sales. We also charge to expense the portion of prepaid royalties that we expect will not be recovered through future product sales. Material differences between actual future sales and those projected may result in the amount and timing of royalty expense to vary. We classify royalty advances as current or noncurrent assets based on the portion of estimated future net product sales that are expected to occur within the next fiscal year.

Capitalized Software Development Costs

We account for our software development costs in accordance with Statement of Financial Accounting Standard No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.” Under SFAS No. 86, we expense software development costs as incurred until we determine that the software is technologically feasible. Generally, to establish whether the software is technologically feasible, we require a proven game engine that has been successfully utilized in a previous product. We assess its detailed program designs to verify that the working model of the game engine has been tested against the product design. Once we determine that the entertainment software is technologically feasible and we have a basis for estimating the recoverability of the development costs from future cash flows, we capitalize the remaining software development costs until the software product is released.

Once we release a software title, we commence amortizing the related capitalized software development costs. We record amortization expense as a component of cost of revenue. We calculate the amortization of a software title’s capitalized software development costs using two different methods, and then amortize the greater of the two amounts. Under the first method, we divide the current period gross revenue for the released title by the total of current period gross revenue and anticipated future gross revenue for the title and then multiply the result by the title’s total capitalized software development costs. Under the second method, we divide the title’s total capitalized costs by the number of periods in the title’s estimated economic life up to a maximum of three months. Material differences between our actual gross revenue and those we project may result in the amount and timing of amortization to vary. If we deem a title’s capitalized software development costs unrecoverable based on our expected future gross revenue and corresponding cash flows, we write off the costs and record a charge to development expense or cost of revenue, as appropriate.

Operating Results

Summarized below are our operating results for fiscal years 2002, 2001 and 2000 and the related changes in operating results between those fiscal years. You should read the tables below together with the consolidated financial statements and the related notes, which are included in Item 8 of this Annual Report on Form 10-K.

Fiscal 2002 Compared to Fiscal 2001

			Changes
	Fiscal Years Ended August 31,		Fiscal 2002 Versus Fiscal 2001
	2002	2001	$	%
	(in thousands)
Net revenue	$268,688	$197,568	$71,120	36.0%
Cost of revenue	118,386	62,023	56,363	90.9%

Gross profit	150,302	135,545	14,757	10.9%

Operating expenses
Marketing and selling	57,892	31,631	26,261	83.0%
General and administrative	43,374	40,839	2,535	6.2%
Research and development	44,139	39,860	4,279	10.7%

Total operating expenses	145,405	112,330	33,075	29.4%

Earnings (loss) from operations	4,897	23,215	(18,318)	-78.9%

Other income (expense)
Interest expense, net	(7,269)	(10,522)	3,253	-30.9%
(Loss) gain on early retirement of debt	(1,221)	2,795	(4,016)	-143.7%
Other (expense) income	(1,660)	1,699	(3,359)	-197.7%

Total other expense	(10,150)	(6,028)	(4,122)	68.4%

(Loss) earnings before income taxes	(5,253)	17,187	(22,440)	-130.6%
Income tax benefit	(720)	(106)	(614)	579.2%

Net (loss) earnings	$(4,533)	$17,293	$(21,826)	-126.2%

*
Due to the adoption of Statement of Financial Accounting Standards No. 145 in the fourth quarter of fiscal 2002, we reclassified from extraordinary items to other (expense) income a $1.2 million loss for fiscal 2002 and a $2.8 million gain for fiscal 2001. Please see Note 1T (Business and Significant Accounting Policies: Recently Adopted Accounting Pronouncement) of the notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Fiscal 2001 Compared to Fiscal 2000

			Changes
	Fiscal Years Ended August 31,		Fiscal 2001 Versus Fiscal 2000
	2001	2000	$	%
	(in thousands)
Net revenue	$197,568	$188,626	$8,942	4.7%
Cost of revenue	62,023	105,396	(43,373)	-41.2%

Gross profit	135,545	83,230	52,315	62.9%

Operating expenses
Marketing and selling	31,631	71,632	(40,001)	-55.8%
General and administrative	40,839	56,378	(15,539)	-27.6%
Research and development	39,860	57,410	(17,550)	-30.6%
Goodwill writedown	—	17,870	(17,870)	-100.0%

Total operating expenses	112,330	203,290	(90,960)	-44.7%

Earnings (loss) from operations	23,215	(120,060)	143,275	-119.3%

Other income (expense)
Interest expense, net	(10,522)	(7,691)	(2,831)	36.8%
Gain on early retirement of debt	2,795	—	2,795	NA
Other income (expense)	1,699	(3,902)	5,601	-143.5%

Total other expense	(6,028)	(11,593)	5,565	-48.0%

Earnings (loss) before income taxes	17,187	(131,653)	148,840	-113.1%
Income tax (benefit) provision	(106)	91	(197)	-216.5%

Net earnings (loss)	$17,293	$(131,744)	$149,037	-113.1%

*
Due to the adoption of Statement of Financial Accounting Standards No. 145 in the fourth quarter of fiscal 2002, we reclassified from extraordinary items to other (expense) income a $1.2 million loss for fiscal 2002 and a $2.8 million gain for fiscal 2001. Please see Note 1T (Business and Significant Accounting Policies: Recently Adopted Accounting Pronouncement) of the notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Net Revenue

Net revenue is derived primarily from shipping interactive entertainment software to customers. Our software functions on dedicated game platforms, which in fiscal 2002 included Sony’s PlayStation 2 and PlayStation 1, Microsoft’s Xbox, as well as Nintendo’s GameCube and Game Boy Advance. In the previous two fiscal years, we also sold software that functioned on Nintendo’s Game Boy Color, Game Boy and Nintendo 64, as well as Sega’s Dreamcast. We record revenue net of a provision for price concessions and returns, as we discussed above under “Critical Accounting Policies.”

Summarized below is information about our fiscal 2002, 2001 and 2000 gross revenue by game console. Please note that the numbers in the schedule below do not include the effect of provisions for price concessions and returns because we do not track them by game console. Accordingly, the numbers presented may vary materially from those that we would disclose were we able to present the information net of provisions for price concessions and returns.

	Fiscal Years Ended August 31,
	2002	2001		2000
Cartridge-based software:
Nintendo Game Boy	7%	11%		9%
Nintendo 64	—	2%		31%

Subtotal for cartridge-based software	7%	13%		40%

Disc-based software:
Sony PlayStation 2: 128-bit	52%	33%		—
Sony PlayStation 1: 32-bit	4%	41%		32%
Microsoft Xbox: 128-bit	13%	—		—
Nintendo GameCube: 128-bit	22%	—		—
Sega Dreamcast: 128-bit	—	9%	(1)	21%

Subtotal for disc-based software	91%	83%		53%

PC software	2%	4%		7%

Total	100%	100%		100%

(1)	Sales occurred primarily during the first quarter of fiscal 2001.

Summarized below is information about our game franchises that represented at least 5% of gross revenue for fiscal 2002, 2001 and 2000:

		Fiscal Years Ended August 31,
Game Franchise	Platform	2002	2001	2000
Turok	Multiple	20%	—	10%
Burnout	Multiple	11%	—	—
BMX	Multiple	11%	25%	—
All Star Baseball	Multiple	11%	5%	3%
Crazy Taxi	Multiple	6%	10%	—
Aggressive Inline	Multiple	6%	—	—
Legends of Wrestling	Multiple	8%	—	—
Mary-Kate & Ashley	Multiple	3%	13%	3%
World Wrestling Federation	Multiple	—	—	11%
Extreme Championship Wrestling	Multiple	—	—	10%
South Park	Multiple	—	—	20%

Fiscal 2002 Compared to Fiscal 2001

For fiscal 2002, net revenue of $268.7 million increased by $71.1 million, or 36%, from $197.6 million for fiscal 2001. The increase was driven by a $131.7 million increase in gross revenue from newly released software titles for the three next-generation game systems: PlayStation 2, Xbox, and GameCube, which was partially offset by a $60.6 million increase in the net provision for price concessions and returns. The increase in the net provision for price concessions and returns resulted primarily from an increase in gross revenue for fiscal 2002 over fiscal 2001, an increase in the average number of units per software title shipped into the retail channel, reductions from the fiscal 2001 positive retail sell-through rates of our products as well as a $13.6 million provision recorded in the fourth quarter of fiscal 2002 based on lower than historical retail sell-through rates and a higher than historical provision rate for Turok: Evolution and Aggressive Inline, which products were released in the fourth quarter of fiscal 2002.

Sales of software titles for the top three game systems accounted for 87% of gross revenue for fiscal 2002 as compared to 33% for fiscal 2001. We achieved the greatest level of sales from software titles released for PlayStation 2 which to date has the highest installed base of the three game systems.

Increased unit volume contributed $50.3 million to the increase in net revenue for fiscal 2002 as compared to fiscal 2001, while higher average selling prices contributed the remaining $20.8 million. Please see discussion of “Gross Profit.”

Products developed by our internal studios generated 57% of our gross revenue for fiscal 2002 as compared to 24% for fiscal 2001. The increase is primarily attributable to Turok: Evolution, which represented 20% of our gross revenue for fiscal 2002.

Fiscal 2001 Compared to Fiscal 2000

For fiscal 2001, net revenue of $197.6 million increased by $8.9 million, or 5%, from $188.6 million for fiscal 2000. The increase in gross revenue was driven by sales of newly released software titles for the PlayStation, PlayStation 2 and Game Boy game systems.

The decrease in the net provision for price concessions and returns for fiscal 2001 resulted primarily from an improved market reception and increased rates of retail sell-through for a majority of the software titles we released in fiscal 2001, the shift in titles released for the Nintendo-64 platform to the then newly introduced PlayStation 2 platform and less quantities per title shipped into the retail channel, all of which resulted in significantly lower price concessions and returns related to products shipped in fiscal 2001. In addition, the fiscal 2001 provision was favorably impacted by a change in the fiscal 2000 estimate of the provision for price concessions and returns. In fiscal 2000, we expected particularly low rates of retail channel sell-through of 64-bit product because of:

•	the continuous decline of the market for 64-bit products during the period,

•	the decline of the market for Dreamcast software and Sega’s exit from the hardware market and

•	the introduction of the next-generation PlayStation 2 consoles in October 2000.

During fiscal 2001, the accelerated hardware transition that had commenced in fiscal 2000 reversed course and began to slow due to production delays experienced by Sony in the manufacture of its PlayStation 2. Because PlayStation 2 products were not available in the marketplace at the quantities we had expected, our 64-bit product, Dreamcast product and other related and marked down products in the retail channel continued to sell-through at higher rates and with lower price concessions than we had forecasted. Accordingly, in fiscal 2001, we did not need to provide any additional sales allowances for 64-bit products and we reduced our August 31, 2000 accrued price concessions by $11.5 million.

Gross Profit

Gross profit is derived from net revenue after deducting cost of revenue. Cost of revenue primarily consists of product manufacturing costs (primarily disc and manufacturing royalty costs), amortization of capitalized software development costs and fees paid to third-party distributors for games sold overseas. Our gross profit is significantly affected by the:

•	sales mix between disc-based and cartridge-based game software as disc-based game software has a significantly lower manufacturing cost than cartridge-based software,

•	level of our provision for price concessions and returns which directly affects our net revenue (please see discussion of “Net Revenue”),

•	level of capitalized software development costs for specific game titles and

•	fees paid to third-party distributors for software sold overseas.

Gross profit as a percentage of net revenue for foreign game software sales to third-party distributors are generally one-third lower than those on sales we make directly to foreign retailers.

Fiscal 2002 Compared to Fiscal 2001

For fiscal 2002, gross profit of $150.3 million (56% of net revenue) increased by $14.8 million, or 11%, from $135.5 million (69% of net revenue) for fiscal 2001. The increased gross profit was due to:

•	higher PlayStation 2, Xbox, and GameCube disc-based software sales volume, partially offset by a

•	higher provision for price concessions and returns, including $13.6 million related to Turok: Evolution and Aggressive Inline (please see discussion of “Net Revenue”) and an

•	$8.9 million increase in amortization of capitalized software development costs particularly related to Turok: Evolution and All-Star Baseball 2003.

For fiscal 2002, gross profit as a percentage of net revenue was 56% as compared to 69% for fiscal 2001. The 13 percentage point decrease resulted primarily from:

•	an $8.9 million or five fold increase in amortization of capitalized software development costs compared to the prior year amount of $1.8 million,

•	lower margin off-price sales of catalog game software to designated customers in a new distribution channel created in fiscal 2002 and

•	sales of newly released game titles in the rental market.

For fiscal 2002, amortization of capitalized software development costs amounted to $10.7 million as compared to $1.8 million for fiscal 2001. Capitalized software development costs, net, amounted to $15.1 million as of August 31, 2002 and $5.6 million as of August 31, 2001.

Gross profit in fiscal 2003 will depend in large part on the rate of growth of the software market for 128-bit game consoles (Sony’s PlayStation 2, Nintendo’s GameCube and Microsoft’s Xbox) and our ability to identify, develop and timely publish, in accordance with our product release schedule, software that sells through at projected levels at retail. See “Factors Affecting Future Performance:Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of Our Primary Lender and Vendors, and Our Ability to Achieve Our Projected Revenue Levels and Reduce Operating Expenses.”

Fiscal 2001 Compared to Fiscal 2000

For fiscal 2001, gross profit of $135.5 million (69% of net revenue) increased by $52.3 million, or 63%, from $83.2 million (44% of net revenue) for fiscal 2000. The increased gross profit was due to significant PlayStation and PlayStation 2 software sales volume and the decreased dependency on 64-bit cartridge-based products. Please see discussion of “Net Revenue.”

For fiscal 2001, gross profit as a percentage of net revenue was 69% as compared to 44% for fiscal 2000. The 25 percentage point increase resulted primarily from the strategic transformation of our operating business model from cartridge-based to disc-based product. Costs of disc-based product as a percentage of net revenue were lower because with this type of product, we were able to:

•	lower inventory levels and increase turnover rates due to a decrease in order lead time to seven to fourteen days for disc-based product from six to eight weeks for cartridge-based product and

•	reduce per unit product manufacturing costs as disc-based product costs approximately $9 per unit on average as compared to $19 per unit on average for cartridge-based product.

For fiscal 2001, disc-based product accounted for 83% of gross revenue as compared to 13% for cartridge-based product. For fiscal 2000, disc-based product accounted for 53% of gross revenue as compared to 40% for cartridge-based product.

Operating Expenses

For fiscal 2002, operating expenses of $145.4 million (54% of net revenue) increased by $ 33.1 million, or 29%, from $112.3 million (57% of net revenue) for fiscal 2001. For fiscal 2001, operating expenses of $112.3 million decreased by $91.0 million, or 45%, from $203.3 million (108% of net revenue) for fiscal 2000.

Marketing and Selling

Marketing and selling expenses consist of personnel, advertising, cooperative advertising, trade show, promotional sales commissions and licensing costs.

Fiscal 2002 Compared to Fiscal 2001

For fiscal 2002, marketing and selling expenses of $57.9 million (22% of net revenue) increased by $26.3 million, or 83%, from $31.6 million (16% of net revenue) for fiscal 2001. The increase was primarily related to expenses incurred to help generate and support higher net revenue in fiscal 2002. The increased marketing and selling expenditures did not have as positive an effect on fiscal 2002 net revenue as we had expected, which resulted in a 6 percentage point increase in marketing and selling expenses as a percentage of net revenue. Expense increases included:

•	$13.1 million in advertising and trade show expenses,

•	$11.5 million in licensing costs,

•	$5.7 million in cooperative advertising expenses and

•	$2.4 million in sales commissions.

These increases were partially offset by a:

•	$4.9 million reduction of accrued expenses for obligations that ceased under several expired intellectual property agreements and a

•	$1.1 million recovery of previously expensed licensing fees.

Fiscal 2001 Compared to Fiscal 2000

For fiscal 2001, marketing and selling expenses of $31.6 million (16% of net revenue) decreased by $40.0 million, or 56%, from $71.6 million (38% of net revenue) for fiscal 2000. The decrease related primarily to reductions in TV advertising and print media expenses related to our plan to refocus and limit these discretionary expenditures. During fiscal 2001, we limited funding of TV and media advertising because our estimate of the installed base of game platforms in North America was not deemed sufficient to allow marketing expenditures to be cost effective.

General and Administrative

General and administrative expenses consist of employee-related expenses of executive and administrative departments, fees for professional services, non-studio occupancy costs and other infrastructure costs.

Fiscal 2002 Compared to Fiscal 2001

For fiscal 2002, general and administrative expenses of $43.4 million (16% of net revenue) increased by $2.5 million, or 6%, from $40.8 million (21% of net revenue) for fiscal 2001. The increase was due primarily to an increase in employee-related expenses due to increased headcount. As a percentage of net revenue, general and administrative expenses were 16% for fiscal 2002 as compared to 21% for fiscal 2001. The 5 percentage point improvement in general and administrative expenses as a percentage of net revenue resulted primarily from managed cost containment measures as well as economies of scale achieved due to the increases in net revenue for fiscal 2002 over fiscal 2001.

Fiscal 2001 Compared to Fiscal 2000

For fiscal 2001, general and administrative expenses of $40.8 million (21% of net revenue) decreased by $15.5 million, or 28%, from $56.4 million (30% of net revenue) for fiscal 2000. The decrease was due primarily to cost reduction efforts initiated in the second half of fiscal 2000, which were accomplished primarily by reducing administrative employee headcount by 187 to 613 as of August 31, 2001 from 800 as of May 31, 2000.

Research and Development

Research and development expenses consist of employee-related and occupancy costs associated with our internal studios as well as contractual external software development costs.

Fiscal 2002 Compared to Fiscal 2001

For fiscal 2002, research and development expenses of $44.1 million (16% of net revenue) increased by $4.3 million, or 11%, from $39.9 million (20% of net revenue) for fiscal 2001. The increase was primarily due to a:

•	$16.8 million increase in internal and external development costs, the internal costs associated with a greater number of personnel to develop a greater number of titles, and a

•	$2.5 million write-off of software development costs previously capitalized as we ceased developing the related game titles because they were no longer considered economically viable.

These expense increases were partially offset by a

•
$15.2 million increase in the amount of software development costs capitalized because of the greater number of software titles under development that met the test of technological feasibility (please see discussion of “Capitalized Software Development Costs” under “Critical Accounting Policies”).

Fiscal 2001 Compared to Fiscal 2000

For fiscal 2001, research and development expenses of $39.9 million (20% of net revenue) decreased by $17.6 million, or 31%, from $57.4 million (30% of net revenue) for fiscal 2000. The decrease was primarily due to a reduction in the number of titles under development. Additionally, we curtailed developing 64-bit and Dreamcast products and concentrated on developing game software for next-generation game consoles.

Goodwill Writedown

In the fourth quarter of fiscal 2000, we wrote off the remaining $17.9 million of goodwill related to our subsidiary, Acclaim Comics, because its value was impaired. We based our decision to write off the remaining goodwill of Acclaim Comics on the operating losses incurred by Acclaim Comics, the deterioration of Acclaim Comics’ core businesses, the state of the comic book industry and our projections for Acclaim Comics’ operations.

Other Income and Expense

Interest Expense, Net

Fiscal 2002 Compared to Fiscal 2001

For fiscal 2002, interest expense, net of $7.3 million (3% of net revenue) decreased by $3.3 million, or 31%, from $10.5 million (5% of net revenue) for fiscal 2001. The decrease was primarily due to reduced interest expense relating to our 10% convertible subordinated notes, which were repaid in March 2002. Please see discussion under “Liquidity and Capital Resources.”

Fiscal 2001 Compared to Fiscal 2000

For fiscal 2001, interest expense, net of $10.5 million (5% of net revenue) increased by $2.8 million, or 37%, from $7.7 million (4% of net revenue) for fiscal 2000. The increase was primarily due to reduced interest income from lower average cash balances in fiscal 2001.

(Loss) Gain on Early Retirement of Debt

During the second quarter of fiscal 2002 we recorded an extraordinary loss of $1.2 million relating to the early retirement of $12.7 million in principal amount of our 10% convertible subordinated notes and the repayment of $0.6 million in accrued interest when we issued a total of 4,209,420 shares of our common stock with a fair value of $14.5 million.

During the third and fourth quarters of fiscal 2001, we recorded a net extraordinary gain of $2.8 million related to the early retirement of $20.5 million in principal amount of the 10% convertible subordinated notes.

In the fourth quarter of fiscal 2002, we reclassified the extraordinary items described above to other income (expense) upon the early adoption of SFAS 145. Please see discussion of “New Accounting Pronouncements” under “Liquidity and Capital Resources.”

Other Income (Expense)

Fiscal 2002 Compared to Fiscal 2001

For fiscal 2002, other income (expense) amounted to an expense of $1.7 million (0.6% of net revenue) as compared to income of $1.7 million (0.9% of net revenue) for fiscal 2001. The larger components of the $3.4 million expense increase are:

•	$0.1 million of net foreign currency transaction losses associated with our international operations and

•	$1.0 million paid to investors in the July 2001 private placement because of a delay in the effectiveness of the registration statement we filed to register the issued common stock.

Fiscal 2001 Compared to Fiscal 2000

For fiscal 2001, other income (expense) amounted to income of $1.7 million (0.9% of net revenue) as compared to expense of $3.9 million (2% of net revenue) for fiscal 2000. The $5.6 million change is principally due to a:

•	$1.9 million decrease in net foreign currency transaction losses associated primarily with our international operations and a

•	$2.8 million expense in fiscal 2000 resulting from the write off of certain notes receivable and accrued interest, which were deemed uncollectible.

Please see “Related Party Transactions” below and Note 19B (Related Party Transactions) in the notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Income Taxes

Fiscal 2002 Compared to Fiscal 2001

For fiscal 2002, the income tax benefit was $0.7 million as compared to $0.1 million for fiscal 2001. The $0.6 increased benefit was due to a $0.8 million foreign tax credit relating to previous years, partially offset by state and foreign taxes.

As of August 31, 2002, we had a U.S. tax net operating loss carryforward of approximately $204.0 million, which expires in fiscal years 2011 through 2022.

Fiscal 2001 Compared to Fiscal 2000

For fiscal 2001, the income tax (benefit) provision was a benefit of $0.1 million as compared to a provision of $0.1 million for fiscal 2000.

Net (Loss) Earnings

For fiscal 2002, we reported a net loss of $4.5 million, or $0.05 per diluted share (based on weighted average diluted shares outstanding of 85,732,000), as compared to net earnings of $17.3 million, or $0.26 per diluted share (based on weighted average diluted shares outstanding of 66,634,000) for fiscal 2001.

For fiscal 2001, we reported net earnings of $17.3 million, or $0.26 per diluted share as compared to a net loss of $131.7 million, or $2.36 per diluted share (based on weighted average diluted shares outstanding of 55,882,000) for fiscal 2000.

Seasonality

Our business is seasonal, with higher revenue and operating income typically occurring during our first (which corresponds to the holiday-selling season), second and fourth fiscal quarters. The timing of when we deliver software titles and release new products can cause material fluctuations in quarterly revenue and earnings, which can cause operating results to vary from the seasonal patterns of the industry as a whole. Please see “Factors Affecting Future Performance: Revenue Vary Due to the Seasonal Nature of Video and Computer Game Software Purchases.”

Liquidity and Capital Resources

As of August 31, 2002, cash and cash equivalents were $51.0 million. As of August 31, 2002, the working capital deficit of $7.3 million improved $32.1 million over the $39.4 million working capital deficit as of August 31, 2001. The $32.1 million improvement in working capital during fiscal 2002 was achieved by converting or retiring $17.6 million of the 10% convertible subordinated notes that were outstanding as of August 31, 2001 and related accrued interest through the issuance of our common stock as well as raising net proceeds of $19.8 million from the February 2002 private placement of our common stock.

Please see “Factors Affecting Future Performance: Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of our Primary Lender and Vendors, and Our Ability to Achieve Our Projected Revenue Levels and Reduce Operating Expenses.”

Short-Term Liquidity

Despite reducing our working capital deficit by $32.1 million during the period between August 31, 2001 and August 31, 2002, the $7.3 million working capital deficit as of August 31, 2002 and the recurring use of cash in operating activities of $1.5 million for fiscal 2002, $16.6 million for fiscal 2001, and $83.9 million for fiscal 2000 raise substantial doubt about our ability to continue as a going concern, in the opinion of our auditors.

We expect to manage short-term liquidity in fiscal 2003 by obtaining advances under our North American and International credit agreements, as required, as we did in prior fiscal years as well as implementing targeted expense reductions. These targeted measures aim to reduce fixed and variable expenses, redeploy various assets, eliminate certain marginal titles under development, significantly reduce staff and staff related expenses and lower marketing expenses. Please see discussion regarding our North American credit agreement below as well as in Note 12 (Debt) of the notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

During fiscal 2002, we obtained net advances of $19.4 million, including supplemental discretionary loans under our North American and International credit and factoring agreements. During fiscal 2001 we also addressed short-term liquidity by obtaining borrowings under both the North American and International credit and factoring agreements and, additionally, obtaining short-term financing from some of our affiliates, which amounts we borrowed and repaid in each of the second and third quarters of fiscal 2001.

In order to meet our debt service obligations, at various times we may depend on obtaining dividends, advances and transfers of funds from our subsidiaries. State and foreign laws regulate the payment of dividends by these subsidiaries, which is also subject to the terms of our North American credit agreement. A significant portion of our assets, operations, trade payables and indebtedness is located among our foreign subsidiaries. The creditors of the subsidiaries would generally recover from these assets on the obligations owed to them by the subsidiaries before any recovery by our creditors and before any assets are distributed to our stockholders.

Long-Term Liquidity

During fiscal 2002, we enhanced long-term liquidity by raising net proceeds of $19.8 million in a private placement of our common stock, retiring $12.7 million of our 10% convertible subordinated notes by issuing common stock, and raising $5.2 million from the exercise of options to purchase our common stock under stock options, warrants and our employee stock purchase plan.

During fiscal 2001, we implemented targeted expense reductions, including a significant reduction in the number of personnel, raised net proceeds of $31.5 million in a private placement of our common stock, raised $4.8 million from other sales of our common stock and raised $9.5 million from a loan participation transaction between our primary lender and investors.

Our future long-term liquidity will significantly depend on our ability to (1) timely develop and market new software products that achieve widespread market acceptance for use with the current hardware platforms that dominate the market and (2) realize long-term benefits from the targeted cost reduction measures we plan to implement in the first quarter of fiscal 2003.

Credit Agreements

We established a relationship with our primary lender in 1989 when we entered into our North American credit agreement. The North American credit agreement expires on August 31, 2003. This agreement automatically renews for additional one-year periods, unless our primary lender or we terminate the agreement with 90 days’ prior notice. We and our primary lender are also parties to a factoring agreement that expires on August 31, 2003. The factoring agreement also provides for automatic renewals for additional one-year periods, unless terminated by either party upon 90 days’ prior notice.

Factoring Agreement

Under the factoring agreement, we assign to our primary lender and our primary lender purchases from us, our U.S. accounts receivable on the approximate dates that our accounts receivable are due from our customers. Our primary lender remits payments to us for the assigned U.S. accounts receivable that are within the financial parameters set forth in our factoring agreement. Those financial parameters include requirements that invoice amounts meet approved credit limits and that the customer does not dispute the invoices. The purchase price of our accounts receivable that we assign to our factor equals the invoiced amount, which is adjusted for any returns, discounts and other customer credits or allowances. Please see Note 4 (Accounts Receivable) of the notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Before our primary lender purchases our U.S. accounts receivable and remits payment to us for the purchase price, it may, in its discretion, provide us cash advances under our North American credit agreement (please see discussion below) taking into account the assigned receivables due from our customers which it expects to purchase, among other things. At August 31, 2002, our primary lender was advancing us 60% of the eligible receivables due from our customers. As of August 31, 2002, the factoring charge was 0.25% of assigned accounts receivable with invoice payment terms of up to 60 days and an additional 0.125% for each additional 30 days or portion thereof.

North American Credit Agreement

Under the North American credit agreement, our primary lender generally advances cash to us based on a borrowing formula that primarily takes into account the balance of our eligible U.S. receivables that the primary lender expects to purchase in the future, and to a lesser extent our inventory and equipment balances. Advances to us under the North American credit agreement bear interest at 1.50% per annum above our primary lender’s prime rate (6.25% at August 31, 2002).

Borrowings that our primary lender may provide us in excess of an availability formula bear interest at 2.00% above our primary lender’s prime rate. Under our North American credit agreement, we may not borrow more than $70.0 million or the amount calculated using the availability formula, whichever is less. Our primary lender has secured all of our obligations under the North American credit agreement with substantially all of our assets.

Advances outstanding under the North American credit agreement within the standard borrowing formula amounted to $42.3 million as of August 31, 2002 and $7.3 million as of August 31, 2001. Discretionary supplemental loans above the standard borrowing formula amounted to $10.0 million as of August 31, 2001. We received net advances of $19.4 million in fiscal 2002, repaid net advances of $4.5 million in fiscal 2001, and received net advances of $1.7 million in fiscal 2000 under the North American credit agreement, both within and above the standard borrowing formula.

As additional security for the supplemental loans, two of our executive officers personally pledged as collateral an aggregate of 1,568,000 shares of our common stock, which had an approximate market value of $4.3 million as of August 31, 2002. If the market value of the pledged stock (based on a ten trading day average reviewed by our primary lender monthly) decreases below $5.0 million while we have a supplemental discretionary loans outstanding and our officers do not deliver additional shares of our common stock to cover the shortfall, then our primary lender is entitled to reduce the outstanding supplemental loan by an amount equal to the shortfall. As of August 31, 2002, we had no supplemental discretionary loan outstanding. The shares pledged as collateral as of August 31, 2002 included an aggregate of 317,000 shares of our common stock that our officers pledged as additional collateral in October 2001 to cover a shortfall in the aggregate market value of the shares they previously pledged. Our primary lender will release the 1,568,000 shares of common stock our officers pledged following a 30-day period in which we are not in an overformula position exceeding $1.0 million and are in compliance with the financial covenant requirements in the North American credit agreement.

International Credit Facility

We, through Acclaim Entertainment, Ltd., our U.K. subsidiary, and GMAC Commercial Credit Limited, our U.K. bank and affiliate of our primary lender, are parties to a seven-year term secured credit facility we entered into in March 2000, related to our purchase of a building in the U. K. Our borrowings under that international facility, which may not exceed $5.8 million (£3.8 million), bear interest at LIBOR plus 2.00%. Our balance due under the international facility was $4.9 million (£3.2 million) as of August 31, 2002 and $5.2 million (£3.6 million) as of August 31, 2001. Our U.K. bank has secured all obligations under this facility with substantially all of our subsidiaries’ assets including the building. We and several of our foreign subsidiaries have guaranteed the obligations of Acclaim Entertainment, Ltd. under this facility and the related agreements.

Several of our international subsidiaries are parties to international receivable factoring facilities with our U.K. bank. Under the facilities, our international subsidiaries assign the majority of their accounts receivable to the U.K. bank, on a full recourse basis. Under the facilities, upon receipt by the U.K. bank of confirmation that our subsidiary has delivered product to our customers and remitted the appropriate documentation to the U.K. bank, the U.K. bank remits payments to our subsidiary, net of discounts and administrative charges.

Under the international receivable facilities, we can obtain financing of up to the lesser of approximately $18.0 million or 60% of the aggregate amount of eligible receivables relating to our international operations. The amounts we borrow under the international facility bear interest at 2.00% per annum above LIBOR (6.00% as of August 31, 2002). This international facility has a term of three years, which automatically renews for additional one-year periods thereafter unless either our U.K. bank or we terminate it upon 90 days’ prior notice. Our U.K bank has secured the international facility with the accounts receivable and assets of our international subsidiaries that participate in the facility. We had an outstanding balance under the international facility of $0.8 million as of August 31, 2002.

Commitments

We generally purchase our inventory of Nintendo software by opening letters of credit when placing the purchase order. As of August 31, 2002, we had $7.6 million outstanding under letters of credit. Approximately $1.1 million as of August 31, 2002 of our trade accounts payable balances were collateralized under outstanding letters of credit. Other than such letters of credit and operating lease commitments, as of August 31, 2002, we did not have any significant operating or capital expenditure commitments.

A summary of cash obligations for each of the next five fiscal years and thereafter follows:

	Payments Due Within
Contractual Obligations	Total	1 year	2-3 years	4-5 years	Over 5 years
	(In thousands)
Debt	$57,522	$53,482	$2,592	$1,448	$—
Capital lease obligations	1,848	1,109	705	34	—
Operating leases	8,042	2,701	4,047	1,088	206

Total contractual cash obligations	$67,412	$57,292	$7,344	$2,570	$206

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142, which supercedes Accounting Principles Board (APB) opinion No. 17, “Intangible Assets,” provides financial accounting and reporting standards for acquired goodwill and other intangible assets. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of assets should be accounted for in financial statements upon their acquisition as well as after they have been initially recognized in the financial statements. We believe the adoption of SFAS No. 142 in fiscal 2003 will not have a material effect on our financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We do not expect adoption of this standard in fiscal 2003 to have a material effect on our financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS No. 144, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of” and amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” addresses financial accounting and reporting standards for the impairment or disposal of long-lived assets. The provisions of SFAS No. 144 are generally to be applied prospectively. We believe the adoption of SFAS No. 144 in fiscal 2003 will not have a material effect on our financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” In most instances, SFAS 145 will require us to classify gains and losses on early extinguishments of debt as other income (expense) rather than as extraordinary items as was required under FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” We have adopted early the disclosure provisions of SFAS No. 145 in the fourth quarter of fiscal 2002. Accordingly, we have reclassified from extraordinary items to other (expense) income a $1.2 million loss for fiscal 2002 and a $2.8 million gain for fiscal 2001.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS 146 will be effective for any exit and disposal activities initiated after December 31, 2002.

Related Party Transactions

Fees For Services

We pay sales commissions to a firm, which is owned and controlled by one of our executive officers, who is also a director and a principal stockholder. The firm earns these sales commissions based on the amount of our software sales the firm generates. Commissions earned by the firm amounted to $535,000 for fiscal 2002, $330,000 for fiscal 2001 and $341,000 for fiscal 2000. We owed the firm $385,000 as of August 31, 2002 and $18,000 as of August 31, 2001.

We receive legal services from two law firms of which two members of our Board of Directors are partners. We incurred fees from these firms totaling $644,000 for fiscal 2002, $665,000 for fiscal 2001 and $987,000 for fiscal 2000. We owed these firms fees of $200,000 as of August 31, 2002 and $154,000 as of August 31, 2001.

We incurred investment-banking fees totaling $284,000 for fiscal 2001 from a broker-dealer of which an individual on our Board of Directors is a member. We owed the broker-dealer $104,000 as of August 31, 2001 which we paid during fiscal 2002.

Notes Receivable

In February 2002, relating to an officer’s employment agreement, we loaned one of our executive officers $300,000 under a promissory note for the purpose of purchasing a new residence. The promissory note bears interest at a rate of 6.00% per annum, which is due by December 31st of each year the promissory note remains outstanding. We have secured the promissory note with a second deed of trust, for which we are the beneficiary, on the real property upon which the new residence is situated. The officer must repay the promissory note on the earlier to occur of the sale of the new residence or June 28, 2004. If we terminate the employment agreement without cause prior to June 28, 2004, we would forgive repayment of the promissory note. As of August 31, 2002, the principal balance outstanding under the loan was $300,000, which was included in other assets, and the accrued interest was $9,000.

In October 2001, we issued a total of 1,125,000 shares of our common stock to two of our executive officers when they exercised their warrants with an exercise price of $3.00 per share. For the shares we issued, we received cash of $23,000 for their par value and two promissory notes totaling $3,352,000 for the unpaid portion of the exercise price of the warrants. The principal amount and accrued interest are due and payable on the earlier of (i) August 31, 2003 and (ii) to the extent of the proceeds of any warrant share sale, the third business day following the date upon which the respective executive sells any or all of the warrant shares. The terms and provisions of the notes will not be materially modified or amended, nor will the term be extended or renewed. The notes provide us full recourse against the officers’ assets. The notes bear interest at our primary lender’s prime rate plus 1.50% per annum. Other receivables includes accrued interest receivable on the notes of $202,000 as of August 31, 2002. The notes receivable have been classified as a contra-equity balance in additional paid-in capital.

In July 2001, we issued a total of 1,500,000 shares of our common stock to two of our executive officers when they exercised their warrants with an exercise price of $2.42 per share. For the shares issued, we received cash of $30,000 for their par value and two promissory notes totaling $3,595,000 for the unpaid portion of the exercise price of the warrants. The principal amount and accrued interest are due and payable on the earlier of (i) August 31, 2003 and (ii) to the extent of the proceeds of any warrant share sale, the third business day following the date upon which the respective executive sells any or all of the warrant shares. The terms and provisions of the notes will not be materially modified or amended, nor will the term be extended or renewed. The notes provide us full recourse against the officers’ assets. The notes bear interest at our primary lender’s prime rate plus 1.50% per annum. Our other receivables balance includes accrued interest receivable on the notes of $293,000 as of August 31, 2002. The notes receivable have been classified as a contra-equity balance in additional paid-in capital.

In August 2000, relating to an officer’s employment agreement, we loaned one of our officers $200,000 under a promissory note. The note bears no interest and must be repaid on the earlier to occur of the sale of the officer’s personal residence or August 24, 2004. Based on the officer’s employment agreement, we were to forgive the loan at a rate of $25,000 for each year the officer remained employed with us up to a maximum amount of $100,000. Accordingly, in fiscal 2001, we expensed $25,000 and reduced the officer’s outstanding loan balance. In May 2002, relating to a separation agreement with the officer, we forgave and expensed another $75,000. The balance outstanding under the loan was $100,000 as of August 31, 2002 which is included in other assets.

In August 2000, we wrote off notes receivable and related accrued interest of $2,843,000 due from an entity, as the notes were deemed uncollectible. Two of our directors served as directors of the entity, one of which served as our nominee at the request of our Board of Directors.

In August 1998, relating to an officer’s employment agreement, we loaned one of our officers $500,000 under a promissory note. We reduced the note balance by $50,000 in August 1999, relating to the officer’s employment agreement, and by $200,000 in January 2000 relating to the employee’s termination. The note bears no interest and must be repaid on the earlier to occur of the sale or transfer of the former officer’s personal residence or August 11, 2003. The balance outstanding under the loan was $250,000 as of August 31, 2002.

In April 1998, relating to an officer’s employment agreement, we loaned one of our executive officer’s $200,000 under a promissory note. The note bears interest at our primary lender’s prime rate plus 1.00% per annum and must be repaid in April 2003. The due date for the repayment of principal and interest on the note may not be extended under any circumstance. The balance outstanding under the loan was $262,000 as of August 31, 2002 (including accrued interest of $62,000) and $248,000 as of August 31, 2001 (including accrued interest of $48,000).

Warrant Grants and Other Equity Transactions

In October 2001, we issued to two of our executive officers five-year warrants to purchase a total of 1,250,000 shares of our common stock at an exercise price of $2.88 per share, the fair market value of our common stock on the grant date. We issued the warrants to the officers in consideration for their services and personal pledge of 1,250,000 shares of our common stock to our primary lender, as additional security for our supplemental discretionary loans. Please see Note 17 (Equity) to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

In March 2001, relating to a loan participation between our primary lender and junior participants, we issued investors in the junior participation five-year warrants to purchase an aggregate of 2,375,000 shares of our common stock exercisable at a price of $1.25 per share, which included a total of 1,375,000 warrants we issued to some of our executive officers and to one of the directors of our Board. For information regarding the junior participation, please see Note 12 (Debt) of the notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The fair value of the warrants of $1,751,000, based on the Black-Scholes option pricing model, was recorded as a deferred financing cost. We are amortizing the balance as a non-cash financing expense evenly over two and one-half years through August 31, 2003, the date on which the North American credit agreement terminates. In fiscal 2002, we issued 750,000 shares of our common stock to unrelated investors and 105,000 shares of our common stock to one of our directors relating to the exercise of these warrants.

In November 2000, we sold 720,000 shares of our common stock for $900,000 to two of our executive officers at a purchase price of $1.25 per share, the fair value of our common stock on the date of the sale.

Item	7A. Quantitative and Qualitative Disclosures About Market Risk.

We have not entered into any financial instruments for trading or hedging purposes.

Our results of operations are affected by fluctuations in the value of our subsidiaries’ functional currency as compared to the currencies of our foreign denominated sales and purchases. Our subsidiaries’ results of operations, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which they transact business. We record the effect of foreign currency transactions when we translate the foreign subsidiaries’ financial statements into U.S. dollars and when foreign subsidiaries record those transactions in their local books of record. The effect on our results of operations of fluctuations in foreign currency exchange rates depends on the various foreign currency exchange rates and the magnitude of the foreign currency transactions.

We had a cumulative foreign currency translation loss of $1.8 million as of August 31, 2002 and 2001, which is included in accumulated other comprehensive loss in our statements of stockholders’ equity (deficit). We recorded net foreign currency transaction losses of $0.3 million in fiscal 2002, $0.2 million in fiscal 2001 and $2.2 million in fiscal 2000. Please see Note 1N (Business and Significant Accounting Policies: Foreign Currency) of the notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.

Item	8. Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Acclaim Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Acclaim Entertainment, Inc. and Subsidiaries as of August 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended August 31, 2002. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for each of the years in the three-year period ended August 31, 2002. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acclaim Entertainment, Inc. and Subsidiaries as of August 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying financial statements and financial statement schedules have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1A to the consolidated financial statements, the Company’s working capital deficit as of August 31, 2002 and recurring use of cash in operating activities raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York	KPMG LLP
October 17, 2002, except for
note 12C, which is as of
November 22, 2002

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	August 31,
	2002	2001
ASSETS

Current Assets
Cash and cash equivalents	$51,004	$26,797
Accounts receivable, net	65,660	46,704
Other receivables	2,685	2,195
Inventories	9,634	4,043
Prepaid expenses and other current assets	6,420	4,816
Capitalized software development costs, net	13,257	3,875

Total Current Assets	148,660	88,430
Fixed assets, net	30,760	32,645
Capitalized software development costs	1,813	1,733
Other assets	1,662	2,822

Total Assets	$182,895	$125,630

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Convertible notes	$—	$29,225
Short-term borrowings	54,508	25,428
Trade accounts payable	40,151	33,630
Accrued expenses	44,828	31,582
Accrued selling expenses	14,945	7,284
Income taxes payable	1,515	694

Total Current Liabilities	155,947	127,843

Long-Term Liabilities
Long-term debt	4,737	4,973
Bank participation advance	—	9,500
Other long-term liabilities	2,856	3,669

Total Liabilities	163,540	145,985

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value; 1,000 shares authorized; none issued	—	—
Common stock, $0.02 par value; 200,000 shares authorized; 92,471 and 77,279 shares issued, respectively	1,849	1,546
Additional paid-in capital	311,458	267,436
Accumulated deficit	(292,106)	(287,573)
Accumulated other comprehensive loss	(1,846)	(1,764)

Total Stockholders’ Equity (Deficit)	19,355	(20,355)

Total Liabilities and Stockholders’ Equity (Deficit)	$182,895	$125,630

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Years Ended August 31,
	2002	2001	2000
Net revenue	$268,688	$197,568	$188,626
Cost of revenue	118,386	62,023	105,396

Gross profit	150,302	135,545	83,230

Operating expenses
Marketing and selling	57,892	31,631	71,632
General and administrative	43,374	40,839	56,378
Research and development	44,139	39,860	57,410
Goodwill writedown	—	—	17,870

Total operating expenses	145,405	112,330	203,290

Earnings (loss) from operations	4,897	23,215	(120,060)

Other income (expense)
Interest expense, net	(7,269)	(10,522)	(7,691)
(Loss) gain on early retirement of debt	(1,221)	2,795	—
Other (expense) income	(1,660)	1,699	(3,902)

Total other expense	(10,150)	(6,028)	(11,593)

(Loss) earnings before income taxes	(5,253)	17,187	(131,653)
Income tax (benefit) provision	(720)	(106)	91

Net (loss) earnings	$(4,533)	$17,293	$(131,744)

Net (loss) earnings per share data:
Basic	$(0.05)	$0.29	$(2.36)

Diluted	$(0.05)	$0.26	$(2.36)

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Preferred Stock Issued	Common Stock Issued		Additional Paid-In Capital	Notes Receivable	Deferred Compensation
		Shares	Amount
Balance at August 31, 1999	$ —	56,033	$1,121	$209,926	$—	$(2,653)
Net loss	—	—	—	—	—	—
Issuances of common stock	—	14	—	100	—	—
Escrowed shares received	—	(72)	(1)	(628)	—	—
Cancellations of options	—	—	—	(66)	—	66
Deferred compensation expense	—	—	—	—	—	2,274
Issuance of warrants for litigation settlements	—	—	—	2,550	—	—
Exercise of stock options and warrants	—	427	9	1,553	—	—
Issuance of common stock under employee stock purchase plan	—	223	4	818	—	—
Foreign currency translation loss	—	—	—	—	—	—

Balance at August 31, 2000	—	56,625	1,133	214,253	—	(313)
Net earnings	—	—	—	—	—	—
Issuances of common stock in private placement	—	9,335	187	28,009	—	—
Issuances of common stock to executive officers	—	720	14	886	—	—
Issuances of common stock for payment of services	—	914	18	2,857	—	—
Issuances of common stock in connection with note retirements	—	6,169	123	15,737	—	—
Escrowed shares received	—	(72)	(1)	1	—	—
Deferred compensation expense	—	—	—	—	—	313
Issuance of common stock for litigation settlements	—	204	4	544	—	—
Exercise of stock options and warrants	—	3,151	63	6,777	(3,595)	—
Warrants issued in connection with bank participation advance	—	—	—	1,751	—	—
Issuance of common stock under employee stock purchase plan	—	233	5	216	—	—
Foreign currency translation loss	—	—	—	—	—	—

Balance at August 31, 2001	—	77,279	1,546	271,031	(3,595)	—
Net loss	—	—	—	—	—	—
Issuances of common stock in private placement.	—	7,167	143	19,642	—	—
Issuances of common stock for exercises of warrants by executive officers	—	1,125	23	3,352	(3,352)	—
Issuances of common stock in connection with note retirements and conversions.	—	5,039	101	18,729	—	—
Exercise of stock options and warrants	—	2,071	41	4,662	—	—
Cancellations of common stock	—	(551)	(11)	11	—	—
Warrants issued and other non-cash charges in connection with supplemental bank loan	—	—	—	732	—	—
Expenses incurred in connection with issuances of common stock	—	—	—	(287)	—	—
Issuance of common stock under employee stock purchase plan	—	341	6	533	—	—
Foreign currency translation loss	—	—	—	—	—	—

Balance at August 31, 2002	$ —	92,471	$1,849	$318,405	$(6,947)	$—

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)
(In thousands)

	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total	Comprehensive Income (loss)
Balance at August 31, 1999	$(173,122)	$(3,262)	$(651)	$31,359	$—
Net loss	(131,744)	—	—	(131,744)	(131,744)
Issuances of common stock	—	—	—	100	—
Escrowed shares received	—	(76)	—	(705)	—
Cancellations of options	—	—	—	—	—
Deferred compensation expense	—	—	—	2,274	—
Issuance of warrants for litigation settlements	—	—	—	2,550	—
Exercise of stock options and warrants	—	—	—	1,562	—
Issuance of common stock under employee stock purchase plan	—	—	—	822	—
Foreign currency translation loss	—	—	(198)	(198)	(198)

Balance at August 31, 2000	(304,866)	(3,338)	(849)	(93,980)	(131,942)

Net earnings	17,293	—	—	17,293	17,293
Issuances of common stock in private placement	—	3,338	—	31,534	—
Issuances of common stock to executive officers	—	—	—	900	—
Issuances of common stock for payment of services	—	—	—	2,875	—
Issuances of common stock in connection with note retirements	—	—	—	15,860	—
Escrowed shares received	—	—	—	—	—
Deferred compensation expense	—	—	—	313	—
Issuance of common stock for litigation settlements	—	—	—	548	—
Exercise of stock options and warrants	—	—	—	3,245	—
Warrants issued in connection with bank participation advance	—	—	—	1,751	—
Issuance of common stock under employee stock purchase plan	—	—	—	221	—
Foreign currency translation loss	—	—	(915)	(915)	(915)

Balance at August 31, 2001	(287,573)	—	(1,764)	(20,355)	16,378

Net loss	(4,533)	—	—	(4,533)	(4,533)
Issuances of common stock in private placement	—	—	—	19,785	—
Issuances of common stock for exercises of warrants by executive officers	—	—	—	23	—
Issuances of common stock in connection with note retirements and conversions	—	—	—	18,830	—
Exercise of stock options and warrants	—	—	—	4,703	—
Cancellations of common stock	—	—	—	—	—
Warrants issued and other non-cash charges in connection with supplemental bank loan	—	—	—	732	—
Expenses incurred in connection with issuances of common stock	—	—	—	(287)	—
Issuance of common stock under employee stock purchase plan	—	—	—	539	—
Foreign currency translation loss	—	—	(82)	(82)	(82)

Balance at August 31, 2002	$(292,106)	$—	$(1,846)	$19,355	$(4,615)

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended August 31,
	2002	2001	2000
Cash flows from operating activities:
Net earnings (loss)	$(4,533)	$17,293	$(131,744)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	8,467	8,862	13,202
Goodwill writedown	—	—	17,870
Non-cash financing expense	1,504	386	—
Loss (gain) on early retirement of debt	1,221	(2,795)	—
Provision for price concessions and returns, net	67,024	6,399	90,248
Deferred compensation expense	—	313	2,274
Non-cash royalty charges	—	1,168	6,077
Amortization of capitalized software development costs	10,725	1,796	—
Write-off of capitalized software development costs	2,478	—	—
Non-cash compensation expense	—	—	300
Other non-cash items	142	381	80
Change in operating assets and liabilities:
Accounts receivable	(92,461)	(21,811)	(11,908)
Other receivables	446	745	984
Other assets	(225)	25	(200)
Inventories	(5,843)	660	10,587
Prepaid expenses	(1,199)	2,065	6,696
Capitalized software development costs	(22,608)	(7,410)	—
Accounts payable	6,040	2,554	(14,987)
Accrued expenses	27,257	(28,583)	(41,703)
Income taxes payable	891	1,419	(7,151)
Other long-term liabilities	(845)	(48)	1,865

Net cash used in operating activities	(1,519)	(16,581)	(57,510)

Cash flows from investing activities:
Acquisition of fixed assets	(5,082)	(1,033)	(20,916)
Disposal of fixed assets	7	1,237	644
Other assets	(184)	(301)	(17)
Disposal of other assets	—	12	517

Net cash used in investing activities	(5,259)	(85)	(19,772)

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	Fiscal Years Ended August 31,
	2002	2001	2000
Cash flows from financing activities:
Proceeds from bank participation advance	—	9,500	—
Repayment of convertible notes	(12,190)	(5,997)	—
Proceeds from mortgages	—	—	6,233
Payment of mortgages	(1,027)	(1,176)	(945)
Proceeds from (payment of) short-term bank loans, net	19,368	(4,451)	1,663
Proceeds from exercises of stock options and warrants	4,726	3,245	1,562
Payment of obligations under capital leases	(564)	(222)	(667)
Proceeds from issuances of common stock, net	19,498	36,368	—
Proceeds from issuance of common stock under employee stock purchase plan	539	221	622
Escrowed shares received	—	—	(77)

Net cash provided by financing activities	30,350	37,488	8,391

Effect of exchange rate changes on cash	635	(763)	1,208

Net increase (decrease) in cash and cash equivalents	24,207	20,059	(67,683)

Cash and cash equivalents: beginning of year	26,797	6,738	74,421

Cash and cash equivalents: end of year	$51,004	$26,797	$6,738

Supplemental schedule of non cash investing and financing activities:
Issuance of common stock for payment of accrued royalties payable	$—	$2,719	$—
Issuance of common stock for payment of convertible notes and related accrued interest	$13,309	$7,597	$—
Acquisition of equipment under capital leases	$1,252	$—	$851
Conversion of notes to common stock	$4,300	$—	$—

Cash paid during the period for:
Interest	$(9,814)	$(10,993)	$(11,449)
Income taxes	$—	$(410)	$(2,714)

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1.    BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A.  Business and Liquidity

We develop, publish, distribute and market video and computer game software on a worldwide basis under our brand name for popular interactive entertainment consoles, such as Sony’s PlayStation and PlayStation 2, Nintendo’s Game Boy Advance and GameCube, and Microsoft’s Xbox, and, to a lesser extent, personal computers. We develop our own software in six software development studios located in the U.S. and the U.K. Our studios include a motion capture studio and a recording studio in the U.S. We also contract with independent software developers to create software for us. We distribute our software directly through our subsidiaries in North America, the U.K., Germany, France, Spain and Australia. We also utilize regional distributors outside those geographic areas. We also distribute software developed and published by third parties, develop and publish strategy guides relating to our software and issue “special edition” comic magazines at various times to support our time valued brands.

Our accompanying consolidated financial statements and financial statement schedules have been prepared assuming that we will continue as a going concern. Our working capital deficit as of August 31, 2002 and the recurring use of cash in operating activities raise substantial doubt about our ability to continue as a going concern.

We expect to address our short-term liquidity with borrowings under the North American and International credit facilities with our lenders. Please see note 12. To enhance long-term liquidity, we plan to implement certain targeted expense reductions to reduce fixed and variable expenses, redeploy various assets, eliminate certain marginal titles under development, reduce staff and staff related expenses and lower marketing expenditures. Our future long-term liquidity will be significantly dependent on our ability to timely develop and market new software products that achieve widespread market acceptance for use with the hardware platforms that dominate the market and derive the benefit from the implemented expense reductions.

B.  Principles of Consolidation

The consolidated financial statements include the financial results of Acclaim Entertainment, Inc. and Acclaim’s majority-owned subsidiaries. Our consolidated financial statements exclude all intercompany balances and transactions.

C.  Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, consisting of taxable municipal securities and money market funds, amounted to $28,606 as of August 31, 2002. We had no cash equivalents as of August 31, 2001.

D.  Financial Instruments

The August 31, 2002 and 2001 values of receivables, trade accounts payable, and accrued expenses approximated their fair values due to their short maturities. The August 31, 2002 and 2001 carrying values of bank borrowings and mortgage notes payable approximated their fair values because these instruments bear interest at rates that are adjusted for market rate fluctuations. Please see note 12.

E.  Net Revenue

We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition” in conjunction with the applicable provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition.” Accordingly, we

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognize revenue for noncustomized software when there is (1) persuasive evidence that an arrangement exists, which is generally a customer purchase order, (2) the software is delivered, (3) the selling price is fixed and determinable and (4) collectibility of the customer receivable is deemed probable. We do not customize our software or provide postcontract support to our customers.

The timing of when we recognize revenue generally differs for our retail customers and distributor customers. For retail customers, we recognize software product revenue when the products are shipped to the retail customers. Because we do not provide extended payment terms and our revenue arrangements with retail customers do not include multiple deliverables such as upgrades, postcontract customer support or other elements, our selling price for software products is fixed and determinable at the time titles are shipped to retail customers. We generally deem collectibility probable when we ship titles to retail customers as the majority of these sales are to major retailers that possess significant economic substance, the arrangements consist of payment terms of 60 days, and the customers’ obligation to pay is not contingent on the resale of product in the retail channel. For distributor customers, collectibility is deemed probable and we recognize revenue on the earlier to occur of when the distributor pays the invoice or when the distributor provides persuasive evidence that the product has been resold, assuming all other revenue recognition criteria have been met.

We are not contractually obligated to accept returns, except for defective product. However, we grant price concessions to our key customers who are major retailers that control the market access to the consumer when those concessions are necessary to maintain our relationship with the retailers and access to their retail channel customers. If the consumers’ demand for a specific title falls below expectations or significantly declines below previous rates of sell-through, then, we may negotiate a price concession or credit to spur further sales. We record revenue net of an allowance for estimated price concessions and returns. We must make significant estimates and judgments when determining the appropriate allowance for price concessions and returns in any accounting period. In order to derive and evaluate those estimates, we analyze historical price concessions and returns, current sell-through of product and retailer inventory, current economic trends, changes in consumer demand and acceptance of our products in the marketplace, among other factors. Material differences in the amount and the timing of our revenue for any period may result if our judgments or estimates differ significantly from actual future events. Please see note 1S.

Allowances for price concessions and returns are reflected as a reduction of accounts receivable when we have agreed to grant credits to our customers; otherwise, they are reflected as an accrued liability. Our allowance for price concessions and returns, including both the accounts receivable and accrued liability components, is summarized below:

	August 31,
	2002	2001
Gross accounts receivable (please see note 4):	$95,877	$63,551

Allowances:
Accounts receivable allowance (please see note 4)	$30,217	$16,847
Accrued price concessions (please see note 11)	10,001	5,887
Accrued rebates (please see note 11)	1,957	—

Total allowances	$42,175	$22,734

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F.  Inventories

Inventories are stated at the lower of FIFO (first-in, first-out) cost or market and consist principally of finished goods.

G.  Prepaid Royalties

We pay non-refundable royalty advances to licensors of intellectual properties and classify those payments as prepaid royalties. All royalty advance payments are recoupable against future royalties due for software or intellectual properties we licensed under the terms of our license agreements. We expense prepaid royalties at contractual royalty rates based on actual product sales. We also charge to expense the portion of prepaid royalties that we expect will not be recovered through future product sales. Material differences between actual future sales and those we projected may result in the amount and timing of royalty expense to vary. We classify royalty advances as current or noncurrent assets based on the portion of estimated future net product sales that we expect will occur within the next fiscal year.

H.  Software Development Costs

We account for our software development costs in accordance with Statement of Financial Accounting Standard No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.” Under SFAS No. 86, we expense software development costs as incurred until we determine that the software is technologically feasible. Generally, to establish whether the software is technologically feasible, we require a proven game engine that has been successfully utilized in a previous product. We assess its detailed program designs to verify that the working model of the game engine has been tested against the product design. Once we determine that the entertainment software is technologically feasible and we have a basis for estimating the recoverability of the development costs from future cash flows, we capitalize the remaining software development costs until the software product is released.

Once we release a software title, we commence amortizing the related capitalized software development costs. We record amortization expense as a component of cost of revenue. We calculate the amortization of a software title’s capitalized software development costs using two different methods, and then amortize the greater of the two amounts. Under the first method, we divide the current period gross revenue for the released title by the total of current period gross revenue and anticipated future gross revenue for the title and then multiply the result by the title’s total capitalized software development costs. Under the second method, we divide the title’s total capitalized costs by the number of periods in the title’s estimated economic life up to a maximum of three months. Material differences between our actual gross revenue and those we project may result in the amount and timing of amortization to vary. If we deem a title’s capitalized software development costs unrecoverable based on our expected future gross revenue and corresponding cash flows, we write off the costs and record the charge to development expense or cost of revenue, as appropriate.

I.  Long-Lived Assets

We apply the provisions of Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” In accordance with SFAS No. 121, we review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. Our long-lived assets are primarily composed of fixed assets. If the sum of the cash flows we expect to generate from long-lived assets are less than their carrying amounts, we record an impairment loss equal to the amount by which the carrying amount of the asset exceeds its fair value.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J.  Fixed Assets

We record property and equipment at cost. We include the asset values of capitalized leases in fixed assets and reflect the associated liabilities as obligations under capital leases. We depreciate our assets in equal amounts over their estimated useful lives as summarized below:

Buildings and improvements	1 to 20 years
Furniture, fixtures, and equipment	1 to 7 years
Automotive equipment	3 to 5 years

K.  Goodwill

Our policy is to evaluate and recognize an impairment of goodwill if it is probable that the recorded amounts are in excess of projected undiscounted future cash flows. In the fourth quarter of fiscal 2000, we wrote off the remaining $17.9 million of goodwill related to our subsidiary, Acclaim Comics, because its value was impaired. We based our decision to write off the remaining goodwill of Acclaim Comics on the operating losses incurred by Acclaim Comics, the deterioration of Acclaim Comics’ core businesses, the state of the comic book industry and our projections for Acclaim Comics’ operations. We decided that we would continue to publish special edition comic book magazines only occasionally to support our software products, revised our forecasts of unit sales downward and the life of our software using properties licensed or created by Acclaim Comics and eliminated the projected development of some new titles using Acclaim Comics’ properties.

L.  Interest Expense, Net

Interest expense, net is comprised of:

	Fiscal Years Ended August 31,
	2002	2001	2000
Interest income	$1,455	$471	$3,758
Interest expense	(8,724)	(10,993)	(11,449)

	$(7,269)	$(10,522)	$(7,691)

M.  Income Taxes

We recognize deferred tax assets and liabilities related to the future tax consequences attributable to temporary differences between the financial statement and tax basis carrying amounts of existing assets and liabilities. We calculate the value of our deferred tax assets and liabilities by multiplying the value of temporary differences by the future enacted tax rates we expect will apply to taxable income in the years in which we expect those temporary differences will reverse. If our expectation of future tax rates changes, we recognize the effect on deferred tax assets and liabilities in income in the period that includes the enactment date. We have not recorded a deferred tax asset as of August 31, 2002 and 2001 due to the uncertainty of our ability to recover its value in future periods.

N.  Foreign Currency

We translate assets and liabilities of our foreign operations using rates of exchange at the end of each reporting period. Operating results of our foreign operations are translated using average rates of exchange in

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effect for each reporting period. The exchange rate differential creates unrealized foreign currency translation gains and losses, which we classify in accumulated other comprehensive income or loss, a separate component of stockholders’ equity.

Generally, we realize foreign currency transaction gains and losses in connection with sales to our customer’s in foreign countries, which we effect through our foreign subsidiaries, as well as in connection with intercompany transactions with our foreign subsidiaries. We classify realized foreign currency transaction losses in other income (expense), which amounted to $(337) for fiscal 2002, $(249) for fiscal 2001 and $(2,152) for fiscal 2000.

We have never entered into any material foreign currency hedging transactions.

O.  Accounting for Stock-Based Compensation

We record compensation expense for employee stock options and warrants if the market price of our underlying stock on the date of the grant exceeds the exercise price as is required by Accounting Principles Board Opinion No. 25, “Accounting for Employee Stock Options” under the intrinsic method. For non-employee grants, we use the fair value based accounting method under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-based Compensation.” In note 16A, we have disclosed the pro forma net earnings (loss) and pro forma earnings (loss) per share which reflects net earnings (loss) as if we had used the fair value based accounting method to account for both employee and non-employee stock options and warrants.

P.  Shipping and Handling Costs

We record shipping and handling costs as a component of general and administrative expenses. These costs amounted to $5,057 for fiscal 2002, $3,994 for fiscal 2001 and $6,332 for fiscal 2000. We do not invoice our customers for and have no revenue related to shipping and handling costs.

Q.  Comprehensive Income

We present comprehensive income within our consolidated statements of stockholders’ equity (deficit). Comprehensive income (loss) reflects net earnings (loss) adjusted for foreign currency translation losses.

R.  Earnings (Loss) Per Share

We calculate basic earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding. We calculate diluted earnings (loss) per share by dividing net earnings (loss) by the total of (1) the weighted average number of shares of common stock outstanding (2) the equivalent weighted average number of shares of our common stock that dilutive common stock options and warrants outstanding represent and (3) the equivalent weighted average number of shares of our common stock that dilutive convertible notes outstanding represent. Please see note 15.

S.  Estimates

To prepare our financial statements in conformity with accounting principles generally accepted in the United States of America, management must make estimates and assumptions that affect the amounts of reported assets and liabilities, the disclosures for contingent assets and liabilities on the date of the financial statements and the amounts of revenue and expenses during the reporting period. Actual results could differ from our

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimates. Among the more significant estimates we included in these financial statements is our allowance for price concessions and returns, valuation allowances for inventory and valuation allowances for the recoverability of prepaid royalties. In fiscal 2001, our net revenue increased by $11,500 when we reduced our August 31, 2000 accrued price concessions because actual sell-through in the retail channel demonstrated that the allowances were not required.

T.  Recently Adopted Accounting Pronouncement

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” In most instances, SFAS 145 will require companies to classify gains and losses on early extinguishments of debt as other income (expense) rather than as extraordinary items as was required under FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” We have adopted early the disclosure provisions of SFAS No. 145 in the fourth quarter of fiscal 2002. Accordingly, we have reclassified from extraordinary items to other income (expense) a $1,221 loss for fiscal 2002 and a $2,795 gain for fiscal 2001. Please see note 12.

U.  Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.    LICENSE AGREEMENTS

We and various Sony computer entertainment companies (collectively, “Sony”) have entered into agreements pursuant to which we maintain a non-exclusive, non-transferable license to utilize the “Sony” name and its proprietary information and technology in order to develop and distribute software for PlayStation and PlayStation 2 in various territories throughout the world, including North America, Australia, Europe and Asia. We pay to Sony a royalty fee, plus the manufacturing cost, for each unit Sony manufactures for us. This payment is made upon the manufacture of the units. Our agreements with Sony for PlayStation platforms expire at various times through 2003.

We and various Nintendo entertainment companies (collectively, “Nintendo”) have entered into agreements pursuant to which we maintain a non-exclusive, non-transferable license to utilize the “Nintendo” name and its proprietary information and technology in order to develop and distribute software for GameCube in North America and for Game Boy Advance in Australia, Europe, New Zealand and North America, Game Boy and Game Boy Color in various territories, including North America, Australia, Europe and New Zealand. We pay Nintendo a fixed amount per unit, based in part, on memory capacity and chip configuration. This amount includes the cost of manufacturing, printing and packaging of the unit, as well as a royalty for the use of Nintendo’s name, proprietary information and technology. These fees and charges are subject to adjustment by Nintendo in its discretion. Our agreements with Nintendo expire at various times through 2004.

We and Microsoft have entered into an agreement pursuant to which we have a non-exclusive, non-transferable license to design, develop and distribute software for the Xbox system. Territories where Xbox software may be distributed by us are determined on a title-by-title basis by Microsoft when the concept of the applicable software title is approved by Microsoft. We pay Microsoft a royalty fee for each unit of finished products manufactured on our behalf by third-party manufacturers approved by Microsoft. Our agreement with Microsoft expires in 2004.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We do not have the right to directly manufacture any CDs or DVDs or cartridges that contain our software for Sony’s PlayStation or PlayStation 2, or Nintendo’s GameCube, Game Boy Color or Game Boy Advance systems. We do have the right to manufacture CDs or DVDs for the Xbox system through subcontractors pre-approved by Microsoft. Please see note 19A. The cost of manufacturing our software products, and the royalties due Nintendo, Sony and Microsoft, are included in cost of revenue.

Pursuant to the agreements with the hardware manufacturers, Sony, Microsoft and Nintendo have the right to review and evaluate, under standards which vary for each hardware manufacturer, the content and playability of each title and the right to inspect and evaluate all art work, packaging and promotional materials used by us in connection with the software. We are responsible for resolving, at our own expense, any warranty or repair claims brought with respect to the software. To date, we have not experienced any material warranty claims.

Under each of our platform license agreements, we bear the risk that the information and technology licensed from Sony, Microsoft and Nintendo, and incorporated in the software may infringe the rights of third parties. Further, we must indemnify Sony, Microsoft and Nintendo with respect to, among other things, any claims for copyright or trademark infringement brought against them, as applicable, and arising from the development and distribution of the game programs incorporated in the software by us. To date, we have not received any material claims of infringement.

3.    ACQUISITION

On November 12, 1998, we acquired substantially all of the assets and liabilities of a distributor in Australia. We accounted for the acquisition using the purchase method of accounting. The total cost of the acquisition was $3,851 ($1,244 was related to identified net tangible assets, primarily accounts receivable, and $2,607 was related to goodwill). In fiscal 2000, the seller returned 72 shares of our common stock, which had a fair value of $629 at the acquisition date and forgave $62 of the cash consideration we had not yet paid because the Australian distributor did not attain the financial targets established under the purchase agreement. As a result of this, we reduced the goodwill we had originally recorded by $691. The operating results of the distributor are insignificant when compared with our operating results for fiscal 2002, 2001 and 2000.

4.    ACCOUNTS RECEIVABLE

Accounts receivable are comprised of:

	August 31,
	2002	2001
Assigned receivables due from factor	$82,044	$42,845
Unfactored accounts receivable	13,833	20,706

	95,877	63,551
Allowance for returns and price concessions	(30,217)	(16,847)

	$65,660	$46,704

We and our primary lender are parties to a factoring agreement that expires on August 31, 2003. The factoring agreement provides for automatic renewals for additional one-year periods, unless terminated by either party upon 90 days’ prior notice. Under the factoring agreement, we assign to our primary lender and our primary lender purchases from us, our U.S. accounts receivable on the approximate dates that our accounts receivable are due from our customers. Our primary lender remits payments to us for the assigned U.S. accounts receivable that

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are within the financial parameters set forth in the factoring agreement. Those financial parameters include requirements that invoice amounts meet approved credit limits and that the customer does not dispute the invoices. The purchase price of our accounts receivable that we assign to the factor equals the invoiced amount, which is adjusted for any returns, discounts and other customer credits or allowances.

Before our primary lender purchases our U.S. accounts receivable and remits payment to us for the purchase price, it may, in its discretion, provide us cash advances under our North American credit agreement (please see note 12) taking into account the assigned receivables due from our customers, among other things. As of August 31, 2002, our primary lender was advancing us 60% of the eligible receivables due from our retail customers. As of August 31, 2002, the factoring charge, recorded in interest expense, was 0.25% of assigned accounts receivable with invoice payment terms of up to 60 days and an additional 0.125% for each additional 30 days or portion thereof.

5.    OTHER RECEIVABLES

Other receivables are comprised of:

	August 31,
	2002	2001
Foreign value added tax	$37	$1,204
Notes receivable and accrued interest due from officers (please see note 19B)	1,016	598
Licensing fee recovery	1,415	—
Other	217	393

	$2,685	$2,195

6.    INVENTORIES

	August 31,
	2002	2001
Raw material and work-in-process	$1,073	$486
Finished goods	8,561	3,557

	$9,634	$4,043

7.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of:

	August 31,
	2002	2001
Prepaid advertising costs	$2,105	$574
Prepaid insurance	1,196	951
Prepaid taxes	240	695
Royalty advances	1,779	1,553
Other prepaid expenses	1,100	1,043

	$6,420	$4,816

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prepaid advertising costs consist principally of advance payments for television and other media advertising. We expense our advertising costs when the advertising takes place.

8.    FIXED ASSETS

Fixed assets are comprised of:

	August 31,
	2002	2001
Buildings and improvements	$29,650	$28,881
Furniture, fixtures and equipment	47,064	42,410
Automotive equipment	636	488

	77,350	71,779
Accumulated depreciation	(46,590)	(39,134)

	$30,760	$32,645

During fiscal 2001, we sold one of our buildings for $1,200, which approximated its net book value.

9.    OTHER ASSETS

Other assets are comprised of:

	August 31,
	2002	2001
Deferred financing costs (please see note 17C)	$772	$1,545
Deposits	490	302
Income tax receivable	—	800
Notes receivable due from officers (please see note 19B)	400	175

	$1,662	$2,822

10.    ACCRUED EXPENSES

Accrued expenses are comprised of:

	August 31,
	2002	2001
Accrued advertising and marketing	$2,797	$1,244
Accrued consulting and professional fees	1,219	2,622
Accrued excise and other taxes	4,024	2,445
Accrued interest	29	1,496
Accrued litigation settlements (please see note 21)	76	585
Accrued payroll and payroll taxes	6,005	3,751
Accrued purchases	15,103	2,024
Accrued royalties payable and licensing obligations	10,087	15,057
Other accrued expenses	5,488	2,358

	$44,828	$31,582

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    ACCRUED SELLING EXPENSES

Accrued selling expenses are comprised of:

	August 31,
	2002	2001
Accrued cooperative advertising	$1,229	$646
Accrued price concessions	10,001	5,887
Accrued sales commissions	1,758	751
Accrued rebates	1,957	—

	$14,945	$7,284

12.    DEBT

Debt is comprised of:

	August 31,
	2002	2001
Short term debt:
10% convertible subordinated notes (A)	$—	$29,225
Mortgage notes (B)	837	1,270
Obligations under capital leases (please see note 13)	1,065	536
Supplemental bank loan (C)	—	10,000
Advances from International factor (D)	757	6,273
Advances from North America factor (please see note 4)	42,349	7,349
Bank participation advance (E)	9,500	—

	54,508	54,653

Long term debt:
Mortgage notes (B)	4,079	4,396
Obligations under capital leases (please see note 13)	658	577
Bank participation advance (E)	—	9,500

	4,737	14,473

	$59,245	$69,126

A.  10% Convertible Subordinated Notes

In February 1997, we issued $50,000 of unsecured 10% convertible subordinated notes with a maturity date of March 1, 2002 and interest payable semiannually. On March 1, 2002, we repaid the remaining $12,190 principal balance outstanding on the notes plus the related accrued interest due. The notes were convertible into shares of our common stock prior to maturity at a conversion price of $5.18 per share.

In February 2002, we retired a total of $12,735 in principal amount of our notes and paid the related accrued interest of $574 by issuing 4,209 shares of our common stock. In connection with the note retirements, we recorded an extraordinary loss of $1,221, which is the amount by which the aggregate $14,530 fair value of our issued shares exceeded the principal amount of the notes we retired and the related accrued interest.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the second quarter of fiscal 2002, pursuant to the indenture governing our notes, we converted an aggregate of $4,300 in principal amount of our notes into 830 shares of our common stock, at a conversion price of $5.18 per share.

In March and April 2001, we retired a total of $13,875 in principal amount of the notes for an aggregate purchase price of $6,751. Of the $6,751 purchase price, $3,934 was raised through a concurrent sale of 3,147 shares of our common stock to the same note holders, based on a purchase price of $1.25 per share. The purchase price of $1.25 per share was approximately $0.24 below the fair value of our common stock on the date the shares were issued, which equated to a total discount of $754. The $6,751 purchase price we paid for the notes included cash of $5,997 and the discount of $754. As a result of the note retirement, we recorded an extraordinary gain of $7,124 in the third quarter of fiscal 2001. In the fourth quarter of fiscal 2001, we reduced the extraordinary gain by $2,798 in connection with the delayed effectiveness of our registration statement filed with the SEC covering the resale of the common stock purchased by the former note holders. The charge equates to the fair value of 750 shares of our common stock we issued to the note holders due to the delayed effectiveness. On December 12, 2001, the SEC declared our registration statement effective. In the fourth quarter of fiscal 2002, we reclassified the net extraordinary gain to other income (expense).

In June 2001, we retired $6,650 in principal amount of our notes and paid the related accrued interest of $193 by issuing 2,022 shares of our common stock with a fair value of $7,198. Relating to the note retirement, we recorded an extraordinary loss of $355, which is the amount by which the fair value of our issued shares exceeded the principal amount of the notes we retired and the related accrued interest.

In August 2001, we issued 250 shares of our common stock with a fair value of $1,176 to one former note holder relating to the delayed effectiveness of our registration statement that we filed with the SEC, which covered the resale of the common stock issued in connection with the early retirement of our notes. Accordingly, we recorded the $1,176 fair value of the issued shares of our common stock as an extraordinary loss in the fourth quarter of fiscal 2001.

We recognized an extraordinary loss of $1,221 for fiscal 2002 and a net extraordinary gain of $2,795 for fiscal 2001 related to the transactions in which we retired the notes. In the fourth quarter of fiscal 2002, we reclassified the extraordinary items to other income (expense) when we adopted SFAS 145. Please see note 1T.

B.  Mortgage Notes

As of August 31, 2001, we had a mortgage note that was secured by our corporate headquarters building in the U.S. At that time, we had a $471 balance outstanding under the mortgage note. On March 6, 2002, we repaid the principal balance outstanding on the mortgage note. During the fourth quarter of fiscal 2001, we granted our primary lender a second mortgage on our headquarters building as additional security for our supplemental loans (as described under C. below).

In March 2000, we entered into a seven-year term secured credit facility with our U.K. bank to finance the purchase of a building in the U. K. and concurrently granted our U.K. bank a mortgage on the building. We are required to make quarterly principal payments of $209 (£137.5) pursuant to the secured credit facility. The U.K. bank charges us interest at 2.00% above LIBOR (5.97% at August 31, 2002; 7.22% at August 31, 2001). We had a principal balance outstanding under this credit facility of $4,916 (£3,230) as of August 31, 2002 and $5,195 (£3,574) as of August 31, 2001.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C.  Supplemental Bank Loan

We and our primary lender are parties to a North American credit agreement, which expires on August 31, 2003. This agreement automatically renews for additional one-year periods, unless our primary lender or we terminate the agreement with 90 days’ prior notice. Under the agreement, our primary lender generally advances cash to us based on a borrowing formula that primarily takes into account the balance of our eligible U.S. receivables that the primary lender expects to purchase in the future, and to a lesser extent our inventory and equipment balances. Advances to us under the North American credit agreement bear interest at 1.50% per annum above our primary lender’s prime rate (6.25% at August 31, 2002; 8.25% at August 31, 2001). Borrowings that our primary lender may provide us in excess of an availability formula bear interest at 2.00% above our primary lender’s prime rate. Under our North American credit agreement, we may not borrow more than $70,000 or the amount calculated using the availability formula, whichever is less, unless our primary lender approves a discretionary supplemental loan. Our primary lender has secured all of our obligations under the North American credit agreement with substantially all of our assets. Under the terms of our North American Credit Agreement, we are required to maintain specified levels of working capital and tangible net worth, among other financial covenants. As of August 31, 2002 and 2001, we received waivers from our primary lender with respect to some of the financial covenants contained in the agreement. We are currently negotiating with our primary lender to amend and restate the North American credit agreement.

During August 2000, our primary lender advanced us a discretionary supplemental loan of $15,000 above the standard formula for short-term funding under our North American credit agreement, which we repaid in November 2000.

In each of April 2001 and June 2001, our primary lender advanced us another discretionary supplemental loan of $5,000 above the standard formula for short-term funding under the North American credit agreement, which amount we repaid prior to August 31, 2001.

In July 2001, our primary lender advanced us another discretionary supplemental loan of $10,000 above the standard formula for short-term funding under our North American credit agreement, which we repaid on January 7, 2002.

On January 14, 2002, our primary lender advanced us another discretionary supplemental loan of $5,000 above the standard formula for short-term funding under our North American credit agreement, which we repaid on March 6, 2002.

In March and June of 2002, our primary lender advanced us another supplemental discretionary loan of $5,000 above the standard borrowing formula, which we repaid on August 30, 2002.

As additional security for the supplemental loans, two of our executive officers personally pledged as collateral an aggregate of 1,568 shares of our common stock, which had an approximate market value of $4,312 as of August 31, 2002. If the market value of the pledged stock (based on a ten trading day average reviewed by our primary lender monthly) decreases below $5,000 while we have a supplemental discretionary loan outstanding and our officers do not deliver additional shares of our common stock to cover the shortfall, then our primary lender is entitled to reduce the outstanding supplemental loan by an amount equal to the shortfall. As of August 31, 2002, we had no supplemental discretionary loans outstanding. The shares pledged as collateral as of August 31, 2002 included an aggregate of 318 shares of our common stock that our officers pledged as additional collateral in October 2001 to cover a shortfall in the aggregate market value of the shares they previously pledged. Our primary lender will release the 1,568 shares of common stock our officers pledged following a 30-

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

day period in which we are not in an overformula position exceeding $1,000 and are not otherwise in default under the North American credit agreement.

We estimate that the fair value of our officers providing the collateral relating to the supplemental loan amounted to approximately $200. We amortized this amount as a non-cash financing expense over the term of the original supplemental loan, which ended on January 7, 2002.

In connection with the original supplemental loan, on October 31, 2001, we issued to our primary lender a five-year warrant to purchase 100 shares of our common stock at an exercise price of $4.70 per share, the market price per share of our common stock on the date we issued the warrant. In February 2002, we reduced the exercise price to $3.00 per share and increased the number of common shares issuable under the warrant to 136 relating to a private placement of our common stock and the anti-dilution provisions of the warrant. Please see note 17C. We amortized the $419 fair value of the warrant as a non-cash financing expense over the term of the original supplemental loan, which ended on January 7, 2002.

D.  Advances from International Factor

In fiscal 2001, several of our international subsidiaries entered into a receivables facility with our U.K. bank. Under the international facility, we can obtain financing of up to the lesser of approximately $18,000 or 60% of the aggregate amount of eligible receivables relating to our international operations. The amounts we borrow under the international facility bear interest at 2.00% per annum above LIBOR (6.00% as of August 31, 2002; 6.25% as of August 31, 2001). This international facility has a term of three years, which automatically renews for additional one-year periods thereafter unless either our U.K. bank or we terminate it upon 90 days’ prior notice. Our U.K bank has secured the international facility with the accounts receivable and assets of our international subsidiaries that participate in the facility. We had an outstanding balance under the international facility of $757 as of August 31, 2002 and $6,273 as of August 31, 2001.

E.  Bank Participation Advance

In March 2001, our primary lender entered into junior participation agreements with some investors. As a result of the participation agreements, our primary lender advanced us $9,500 for working capital purposes. We are required to repay the $9,500 bank participation advance to our primary lender upon termination of our North American credit agreement, which is currently August 31, 2003. As of August 31, 2002, we have reclassified this amount as short-term debt. Our primary lender is required to purchase the participation agreements from the investors on the earlier to occur of March 12, 2005, or the date we repay all amounts outstanding under the North American credit agreement and the agreement is terminated. If we were not able to repay the bank participation advance, the junior participants would have subordinated rights assigned to them under the North American credit agreement for the unpaid balance.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F.  Our debt matures as follows:

Fiscal years ending August 31,
2003	$54,508
2004	2,210
2005	1,046
2006	853
2007	628

$59,245

13.    OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES

We have entered into various equipment capital leases that expire at various dates through 2007. Future minimum payments under the leases are as follows:

Fiscal years ending August 31,
2003	$1,109
2004	475
2005	230
2006	29
2007	5

Total minimum lease payments	1,848
Amount representing interest	(125)

Present value of net minimum lease payments	1,723
Less: current portion	(1,065)

$658

We have entered into operating leases for rental space and equipment that expire on various dates through 2007. Some of the leases contain payment escalation clauses. Future minimum rental payments under the operating leases are as follows:

Fiscal years ending August 31,
2003	$2,701
2004	2,237
2005	1,810
2006	719
2007	369
Thereafter	206

Total minimum operating lease payments	$8,042

Rent expense under operating leases was $2,973 for fiscal 2002, $2,543 for fiscal 2001 and $3,483 for fiscal 2000.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    PROVISION FOR INCOME TAXES

Our provision for (benefit from) income taxes is comprised of the following:

	Fiscal Years Ended August 31,
	2002	2001	2000
Federal	$(1,193)	$(798)	$(839)
Foreign	332	594	832
State	141	98	98

Total income tax provision (benefit)	$(720)	$(106)	$91

In each of the years presented, we recorded no deferred tax provision, as we had no net deferred tax assets or liabilities.

We have provided a reconciliation of the Federal statutory income tax rate to our effective income tax rate below:

	Fiscal Years Ended August 31,
	2002	2001	2000
Statutory tax rate	(35.0)%	35.0%	(35.0)%
State income taxes, net of Federal income tax benefit	1.8%	0.4%	—
Increase in valuation allowance	18.3%	—	29.7%
Utilization of net operating loss carryforward	—	(36.3)%	—
Nondeductible expenses	1.2%	0.2%	5.4%

Effective income tax rate	(13.7)%	(0.7)%	0.1%

As of August 31, 2002, we had a U.S. tax net operating loss carryforward of approximately $204,000 which expires in fiscal years 2011 through 2022. Our net operating loss carryforwards and other temporary differences between the financial statement and tax basis carrying amounts of existing assets and liabilities generated net deferred tax assets of $90,321 as of August 31, 2002 and $87,695 as of August 31, 2001. We have provided a valuation allowance against our net deferred tax assets as of August 31, 2002 and 2001 because of the uncertainty that we will be able to realize the deferred tax assets in the future. If we realized all of the August 31, 2002 net deferred tax assets, we would allocate $5,384 to paid-in capital and use the remainder to reduce our income tax expense.

The tax effects of temporary differences that produced our net deferred tax assets as of August 31, 2002 and 2001 are as follows:

	August 31,
	2002	2001
Asset reserves and allowances	$13,600	$10,390
Accrued expenses	135	363
Federal net operating loss carryforwards	71,365	70,350
Foreign net operating loss carryforwards	5,594	5,848
Other	(373)	744

	90,321	87,695
Valuation allowance	(90,321)	(87,695)

	$—	$—

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have not provided for additional taxes on income, which would become payable if we repatriated earnings from our foreign subsidiaries because we would be able to substantially offset the tax consequences of the distributions with our available foreign tax credits.

15.    EARNINGS (LOSS) PER SHARE

	Fiscal Years Ended August 31,
	2002	2001	2000
Basic EPS Computation:
Net earnings (loss)	$(4,533)	$17,293	$(131,744)

Weighted average common shares outstanding	85,732	60,143	55,882

Basic net earnings (loss) per share	$(0.05)	$0.29	$(2.36)

Diluted EPS Computation:
Net earnings (loss)	$(4,533)	$17,293	$(131,744)

Weighted average common shares outstanding	85,732	60,143	55,882
Dilutive potential common shares:
Stock options and warrants	—	6,491	—

Diluted common shares outstanding	85,732	66,634	55,882

Diluted net earnings (loss) per share	$(0.05)	$0.26	$(2.36)

We have excluded the effect of stock options and warrants in our calculation of diluted earnings per share for fiscal 2002 and 2000 and the effect of the assumed conversion of our outstanding subordinated notes for fiscal 2001 and 2000 because their impacts would have been antidilutive.

16.    STOCK OPTION AND PURCHASE PLANS

A.  Stock Option Plan

Our 1988 stock option plan provided for the grant of up to 25,000 shares of our common stock to employees, directors and consultants. That plan expired in May 1998. On October 1, 1998, our stockholders authorized the adoption of the 1998 stock incentive plan. Based on our stockholders’ authorization on January 17, 2002, under the 1998 stock option plan we are permitted to grant up to 15,442 shares of our common stock to our employees, directors and consultants through the grant of incentive stock options, non-incentive stock options, stock appreciation rights and other stock awards.

For the incentive stock options we granted to employees under the plans, the exercise price per share was equal to the market price of our common stock on the dates of grant, or 110% of the market price for certain employees. For non-incentive stock options granted to employees under the plans, the exercise price per share was not less than 85% of the market price of our common stock on the dates of grant. Generally, outstanding options become exercisable equally over a three-year period starting on the date of grant (although this may be accelerated due to retirement, disability or death). Normally, employees, directors and consultants must exercise their outstanding options within ten years from the date they were granted. Some employees who were granted incentive options must exercise their outstanding options within five years from the date they were granted. As of August 31, 2002, option holders were able to purchase approximately 6,243 shares of our common stock from exercisable options at a weighted-average exercise price of $4.69 per share and we had available for future grant

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5,488 options to purchase shares of our common stock. Other than 100 shares of our common stock we issued to an employee, through August 31, 2002 we have not issued any stock appreciation rights or shares of common stock under our 1998 stock incentive plan.

Option transactions under the 1988 and 1998 stock option plans for fiscal 2002, 2001 and 2000 are summarized below:

	Shares Under Option	Weighted Average Exercise Price
Outstanding, August 31, 1999	11,023	$4.60

Granted	2,516	$2.85
Exercised	(404)	$3.66
Canceled	(1,518)	$4.27

Outstanding, August 31, 2000	11,617	$4.30

Granted	2,528	$1.76
Exercised	(1,347)	$2.01
Canceled	(2,597)	$4.17

Outstanding, August 31, 2001	10,201	$4.01

Granted	5,373	$4.08
Exercised	(1,112)	$2.94
Canceled	(1,532)	$3.96

Outstanding, August 31, 2002	12,930	$4.14

In addition to options granted under the 1988 and 1998 stock option plans, we granted options to purchase 11 shares of our common stock at an exercise price of $3.92 per share, options to purchase 37 shares of our common stock at an exercise price of $16 per share and options to purchase 125 shares of our common stock at an exercise price of $3.375 per share. During fiscal 2002, we issued 63 shares of our common stock when holders of options we granted outside the 1988 and 1998 stock option plans exercised their options with an exercise price $3.375. Additionally, during fiscal 2002, the balance of 110 unexercised options that were granted outside the 1988 and 1998 stock option plans expired. During fiscal 2000, we issued 12 shares of our common stock when holders of options granted outside the 1988 and 1998 stock option plans exercised their options with an exercise price of $3.375.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options outstanding under the 1988 and 1998 stock option plans as of August 31, 2002 are summarized in ranges as follows:

Range of Exercise Price	Weighted Average Exercise Price	Number of Options Outstanding	Weighted Average Remaining Life
$0.44 - $1.03	$1.00	532	8.3 years
$1.09 - $1.64	$1.41	767	8.4 years
$1.66 - $2.50	$2.09	1,218	7.6 years
$2.56 - $3.84	$3.32	2,297	6.8 years
$3.90 - $5.85	$4.30	6,924	7.4 years
$5.87 - $8.69	$7.37	870	5.6 years
$10.88 - $24.00	$17.11	322	2.8 years

		12,930

The per share weighted average fair value of stock options granted was $1.57 during fiscal 2002, $1.70 during fiscal 2001, and $2.07 during fiscal 2000, on the dates of grant. We used the Black Scholes option-pricing model to calculate the fair values of the stock options we granted with the following weighted-average assumptions:

	Fiscal Years Ended August 31,
	2002		2001		2000
Expected dividend yield	0%		0%		0%
Risk free interest rate	3.5%		3.1%		5.9%
Expected stock volatility	52%		142%		103%
Expected option life	3	yrs	3	yrs	3	yrs

As discussed in note 1, we account for our stock option grants to employees under APB Opinion No. 25 using the intrinsic value method and, accordingly, have recognized no compensation cost for those stock option grants we made which had an exercise price equal to or greater than the fair market value of our common stock on the dates of grant. Had we applied the fair value method under SFAS No. 123, our net earnings (loss) and net earnings (loss) per share on a pro forma basis would have been:

	Fiscal Years Ended August 31,
	2002	2001	2000
Net (loss) earnings:
As reported	$(4,533)	$17,293	$(131,744)

Pro forma	$(12,393)	$15,888	$(135,328)

Diluted net (loss) earnings per share:
As reported	$(0.05)	$0.26	$(2.36)

Pro forma	$(0.14)	$0.24	$(2.42)

B.  Employee Stock Purchase Plan

Effective May 4, 1998, we adopted an employee stock purchase plan to provide employees who meet eligibility requirements an opportunity to purchase shares of our common stock through payroll deductions of up

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to 10% of eligible compensation. Bi-annually, we use participant account balances to purchase shares of our common stock at a per share price of 85% of the lesser of the fair market value per share on the exercise date or the price on the offering date. The plan will remain in effect for a term of 20 years, unless terminated sooner by our Board of Directors. A total of 3,000 shares of our common stock are available for employees to purchase under the plan. Employees purchased 341 shares of our common stock in fiscal 2002, 233 common shares in fiscal 2001, and 223 common shares in fiscal 2000 under the plan.

17.    EQUITY

A.  Private Placements

In July 2001, we issued 9,335 shares of our common stock in a private placement of our common stock at a purchase price of $3.60 per share, raising net proceeds of $31,534. In connection with the private placement, we issued 233 warrants with an exercise price of $3.60 per share to the placement agent.

Commencing in September 2001, we were required to make a $336 monthly payment to some investors in the July 2001 private placement until the date the shares we issued to them were registered with the SEC. On December 12, 2001, the SEC declared the related registration statement effective. During fiscal 2002, we paid an aggregate of $1,008 to the investors, which is included in other expense in the statement of operations. During fiscal 2002, we incurred $287 of costs relating to the July 2001 private placement and recorded these costs as a reduction of additional paid-in capital.

In February 2002, we issued 7,167 shares of our common stock in a private placement of our common stock at a purchase price of $3.00 per share, and raised net proceeds of $19,785. The purchase price per share represented a 10% discount from the then-recent public trading price of our common stock. We filed a registration statement with the SEC covering the resale of all the shares issued to investors in the private placement, which registration statement became effective in May 2002.

B.  Early Retirement and Conversion of 10% Convertible Subordinated Notes

In March and April 2001, we issued a total of 3,147 shares of our common stock with a fair value of $4,688 to some former note holders for $3,934 relating to the early retirement of $13,875 in principal amount of the 10% convertible subordinated notes. In June through August 2001, we issued 3,022 shares of our common stock with an aggregate fair value of $11,172 relating to the early retirement of our notes.

In February 2002, we retired a total of $12,735 in principal amount of the 10% convertible subordinated notes and paid the related accrued interest of $574 by issuing 4,209 shares of common stock with a fair value of $14,530.

During the second quarter of fiscal 2002, pursuant to the indenture governing our notes, we converted an aggregate of $4,300 in principal amount of our notes into 830 shares of common stock, at a conversion price of $5.18 per share.

Please see note 12A.

C.  Warrants

In fiscal 1999, we issued warrants to purchase 770 shares of our common stock with exercise prices ranging from $3.50 to $7.56 that expired at various times through April 2002 relating to litigation settlements. In fiscal 2001, we issued 1 shares of our common stock related to these warrants.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2000, we issued warrants to purchase 688 shares of our common stock with an exercise price of $3.61 per share that expire in March 2003 relating to a litigation settlement. We expensed the $2,550 fair value of the warrants in fiscal 1997 and included it in accrued litigation settlements until the warrants were issued. We issued 41 shares of our common stock in fiscal 2002 and 53 shares of our common stock in fiscal 2001 related to the exercise of these warrants.

In March 2001, we issued to investors in the junior participation (please see note 12E) five-year warrants to purchase an aggregate of 2,375 shares of our common stock exercisable at a price of $1.25 per share, which included a total of 1,375 warrants we issued to some of our executive officers and to one of the directors of our Board, who joined in the junior participation. The fair value of the warrants of $1,751, based on the Black-Scholes option pricing model, was recorded as a deferred financing cost. We are amortizing the balance as a non-cash financing expense evenly over two and one-half years through August 31, 2003, the date on which the related North American credit agreement terminates. In fiscal 2002, we issued 750 shares of our common stock to unrelated investors and 105 shares of our common stock to one of our director’s relating to the exercise of these warrants. In fiscal 2001, we issued 250 shares of our common stock to unrelated investors relating to the exercise of these warrants.

In October 2001, we issued to two of our executive officers warrants to purchase a total of 1,250 shares of our common stock at an exercise price of $2.88 per share, the fair market value of our common stock on the grant date. We issued the warrants to the officers in consideration for their services and personal pledge of 1,250 shares of our common stock to our primary lender, as additional security for our supplemental discretionary loans (please see note 12C).

In February 2002, as a result of the private placement and the anti-dilution provisions included in some of our outstanding warrants on the date we consummated the private placement, we modified the terms of two warrants we had previously issued. For one warrant that we originally issued to our primary lender in October 2001, we increased the number of common shares purchasable under the warrant from 100 to 136 and decreased the exercise price from $4.70 per common share to $3.00 per common share. For the second warrant that we originally issued in August 2001, we decreased the exercise price from $3.60 per share to $3.56 per share. Due to these modifications, we recorded an additional non-cash financing charge of $113, which we included in interest expense for fiscal 2002.

As of August 31, 2002 and 2001, we had common shares reserved for issuance for the following warrants:

	August 31,
	2002		2001
Issuance Purpose	Number	Exercise Price	Number	Exercise Price	Expiration Date
Junior participation	1,270	$1.25	2,125	$1.25	March, 2006
Litigation settlement	594	$3.61	635	$3.61	March, 2003
Litigation settlement	—	—	218	$7.56	April, 2002
1991 officer	—	—	1,125	$3.00	October, 2001
2002 officer	1,250	$2.88	—	—	April, 2012
1997 financing	337	$1.25	337	$1.25	February, 2006
2000 financing	125	$1.25	125	$1.25	July, 2005
2002 financing	136	$3.00	—	—	October, 2006
2001 private placement	233	$3.56	233	$3.60	July, 2004

	3,945	$2.32	4,798	$2.37

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

D.  Other Equity Transactions

In fiscal 1999, we awarded 400 restricted shares of our common stock. We expensed the $3,169 fair value of our common stock as the restrictions lapsed. Our deferred compensation balance related to these grants was $313 as of August 31, 2000, which we expensed in fiscal 2001.

In fiscal 2000, we issued 14 shares of our common stock to a non-employee for services provided to us and recorded the $100 fair value of the common stock as an expense.

In October 2000, we released from escrow 150 shares of our common stock relating to a litigation settlement we accrued in a prior period. The fair value of the common shares was $263 and was included in accrued litigation settlements until we issued the common stock.

In November 2000, we sold 720 shares of our common stock for $900 to two of our executive officers at a purchase price of $1.25 per share, the fair value of our common stock on the date of the sale.

In February 2001, we issued 204 shares of our common stock relating to a litigation settlement, which was accrued in a prior period. The fair value of the common shares issued was $285.

In April, June and July 2001, we issued a total of 914 shares of our common stock to two independent software developers for services they previously rendered to us under software development agreements. The fair value of the common shares at issuance was $2,875, which satisfied $2,719 of accrued royalties. The excess was recorded as a non-cash royalty expense.

18.    STOCKHOLDERS’ RIGHTS

In the fourth quarter of fiscal 2000, our Board of Directors declared a dividend distribution of one right for each outstanding share of our common stock to stockholders of record at the close of business on June 21, 2000. Each right entitles the registered holder to purchase from us a unit consisting of one one-thousandth ( 1/1,000) of a share of Series B junior participating preferred stock, $0.01 par value, at a purchase price of $30 per unit, subject to adjustment. The description and terms of the rights are set forth in a rights agreement, dated as of June 5, 2000, between us and Computershare Trust Co., as Rights Agent.

Subject to certain exceptions specified in the rights agreement, the rights will be distributed upon the earliest to occur of:

•	the tenth business day following the date that we first publicly announce that any person or group unrelated to us has become the beneficial owner of 10% or more of our common stock then outstanding;

•
the tenth business day following the commencement of a tender or exchange offer if the offeror would become the beneficial owner of 10% or more of our common stock then outstanding after it was consummated; or

•	a merger or other business combination transaction involving us.

The rights are not exercisable until a distribution date occurs as described above and will expire on June 7, 2010, unless earlier redeemed, exchanged, extended or terminated by us. At no time will the rights have any voting power.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    MAJOR SUPPLIERS AND CUSTOMERS AND RELATED PARTY TRANSACTIONS

A.  Major Suppliers and Customers

We are substantially dependent on Nintendo, Sony and Microsoft as they are the sole manufacturers of the software we develop for their game consoles and they are the owners of the proprietary information and technology we need to develop software for their game consoles. Please see note 20 in which we present a table, which indicates the percentages of our gross revenue we derived from software titles we developed for each of the game consoles.

Our major customers represented the following percentages of our gross revenues:

	Fiscal Years Ended August 31,
	2002	2001	2000
Customer 1	10%	12%	15%
Customer 2	9%	11%	10%

B.  Related Party Transactions

Fees for services

We pay sales commissions to a firm, which is owned and controlled by one of our executive officers, who is also a director and a principal stockholder. The firm earns these sales commissions based on the amount of our software sales the firm generates. Commissions earned by the firm amounted to $535 for fiscal 2002, $330 for fiscal 2001 and $341 for fiscal 2000. We owed the firm $385 as of August 31, 2002 and $18 as of August 31, 2001.

We receive legal services from two law firms of which two members of our Board of Directors are partners. We incurred fees from these firms totaling $644 for fiscal 2002, $665 for fiscal 2001 and $987 for fiscal 2000. We owed these firms fees of $200 as of August 31, 2002 and $154 as of August 31, 2001.

We incurred investment-banking fees totaling $284 for fiscal 2001 from a broker-dealer of which an individual on our Board of Directors is a member. We owed the broker-dealer $104 as of August 31, 2001 which we paid during fiscal 2002.

Notes receivable

In February 2002, relating to an officer’s employment agreement, we loaned one of our executive officers $300 under a promissory note for the purpose of purchasing a new residence. The promissory note bears interest at a rate of 6.00% per annum, which is due by December 31st of each year the promissory note remains outstanding. We have secured the promissory note with a second deed of trust, for which we are the beneficiary, on the real property upon which the new residence is situated. The officer must repay the promissory note on the earlier to occur of the sale of the new residence or June 28, 2004. If we terminate the employment agreement without cause prior to June 28, 2004, we would forgive repayment of the promissory note. As of August 31, 2002, the principal balance outstanding under the loan was $300, which was included in other assets, and the accrued interest was $9.

In October 2001, we issued a total of 1,125 shares of our common stock to two of our executive officers when they exercised their warrants with an exercise price of $3.00 per share. For the shares we issued, we received cash of $23 for their par value and two promissory notes totaling $3,352 for the unpaid portion of the

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercise price of the warrants. The principal amount and accrued interest are due and payable on the earlier of (i) August 31, 2003 and (ii) to the extent of the proceeds of any warrant share sale, the third business day following the date upon which the respective executive sells any or all of the warrant shares. The terms and provisions of the notes will not be materially modified or amended, nor will the term be extended or renewed. The notes provide us full recourse against the officers’ assets. The notes bear interest at our primary lender’s prime rate plus 1.50% per annum. Other receivables includes accrued interest receivable on the notes of $202 as of August 31, 2002. The notes receivable have been classified as a contra-equity balance in additional paid-in capital.

In July 2001, we issued a total of 1,500 shares of our common stock to two of our executive officers when they exercised their warrants with an exercise price of $2.42 per share. For the shares issued, we received cash of $30 for their par value and two promissory notes totaling $3,595 for the unpaid portion of the exercise price of the warrants. The principal amount and accrued interest are due and payable on the earlier of (i) August 31, 2003 and (ii) to the extent of the proceeds of any warrant share sale, the third business day following the date upon which the respective executive sells any or all of the warrant shares. The terms and provisions of the notes will not be materially modified or amended, nor will the term be extended or renewed. The notes provide us full recourse against the officers’ assets. The notes bear interest at our primary lender’s prime rate plus 1.50% per annum. Our other receivables balance includes accrued interest receivable on the notes of $293 as of August 31, 2002. The notes receivable have been classified as a contra-equity balance in additional paid-in capital.

In August 2000, relating to an officer’s employment agreement, we loaned one of our officers $200 under a promissory note. The note bears no interest and must be repaid on the earlier to occur of the sale of the officer’s personal residence or August 24, 2004. Based on the officer’s employment agreement, we were to forgive the loan at a rate of $25 for each year the officer remained employed with us up to a maximum of $100. Accordingly, in fiscal 2001, we expensed $25 and reduced the officer’s outstanding loan balance. In May 2002, relating to a separation agreement with the officer, we forgave and expensed another $75. The balance outstanding under the loan was $100 as of August 31, 2002 and $175 as of August 31, 2001, which was included in other assets.

In August 1998, relating to an officer’s employment agreement, we loaned one of our officers $500 under a promissory note. We reduced the note balance by $50 in August 1999, relating to the officer’s employment agreement, and by $200 in January 2000 relating to the employee’s termination. The note bears no interest and must be repaid on the earlier to occur of the sale or transfer of the former officer’s personal residence or August 11, 2003. The balance outstanding under the loan was $250 as of August 31, 2002 and 2001.

In April 1998, relating to an officer’s employment agreement, we loaned one of our executive officer’s $200 under a promissory note. The note bears interest at our primary lender’s prime rate plus 1.00% per annum and must be repaid in April 2003. The due date for the repayment of principal and interest on the note may not be extended under any circumstance. The balance outstanding under the loan was $262 as of August 31, 2002 (including accrued interest of $62) and $248 as of August 31, 2001 (including accrued interest of $48).

In August 2000, we wrote off notes receivable and related accrued interest of $2,843 due from an entity, as the notes were deemed uncollectible. Two of our directors served as directors of the entity, one of which served as our nominee at the request of our Board of Directors.

Please also see notes 12 and 17.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    SEGMENT INFORMATION

Our chief operating decision-maker is our Chief Executive Officer. We have two reportable segments, North America and Europe and Pacific Rim, which we organize, manage and analyze geographically and which operate in one industry segment: the development, marketing and distribution of entertainment software. We have presented information about our operations for fiscal 2002, 2001 and 2000 below:

	North America	Europe and Pacific Rim	Eliminations	Total
Fiscal 2002
Net revenue from external customers	$184,478	$84,210	$—	$268,688
Intersegment sales	99	11,603	(11,702)	—

Total net revenue	$184,577	$95,813	$(11,702)	$268,688

Interest income	$1,331	$124	$—	$1,455
Interest expense	7,795	929	—	8,724
Depreciation and amortization	6,960	1,507	—	8,467
Operating profit	3,461	1,436	—	4,897
Identifiable assets as of August 31, 2002	139,543	43,352	—	182,895

Fiscal 2001
Net revenue from external customers	$146,185	$51,383	$—	$197,568
Intersegment sales	317	8,588	(8,905)	—

Total net revenue	$146,502	$59,971	$(8,905)	$197,568

Interest income	$377	$94	$—	$471
Interest expense	9,743	1,250	—	10,993
Depreciation and amortization	7,104	1,758	—	8,862
Operating profit	20,055	3,160	—	23,215
Identifiable assets as of August 31, 2001	96,508	29,122	—	125,630

Fiscal 2000
Net revenue from external customers	$119,869	$68,757	$—	$188,626
Intersegment sales	165	15,888	(16,053)	—

Total net revenue	$120,034	$84,645	$(16,053)	$188,626

Goodwill writedown	$17,870	$—	$—	$17,870
Interest income	3,298	460	—	3,758
Interest expense	11,176	273	—	11,449
Depreciation and amortization	9,671	3,531	—	13,202
Operating loss	(100,655)	(19,405)	—	(120,060)
Identifiable assets as of August 31, 2000	88,669	4,424	—	93,093

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our gross revenue was derived from the following product categories:

	Fiscal Years Ended August 31,
	2002	2001		2000
Cartridge-based software:
Nintendo Game Boy	7%	11%		9%
Nintendo 64	—	2%		31%

Subtotal for cartridge-based software	7%	13%		40%

Disc-based software:
Sony PlayStation 2: 128-bit	52%	33%		—
Sony PlayStation 1: 32-bit	4%	41%		32%
Microsoft Xbox: 128-bit	13%	—		—
Nintendo GameCube: 128-bit	22%	—		—
Sega Dreamcast: 128-bit	—	9%	(1)	21%

Subtotal for disc-based software	91%	83%		53%

PC software	2%	4%		7%

Total	100%	100%		100%

(1)	Sales occurred primarily during the first quarter of fiscal 2001.

21.    COMMITMENTS AND CONTINGENCIES

A.  Legal Proceedings

Various claims and actions have been asserted or threatened against us in the ordinary course of business. Management expects that the outcome of these asserted or threatened claims or actions would not have a materially adverse effect on our consolidated financial position, results of operations, and cash flows, taken as a whole.

In fiscal 1998, we settled some of our then outstanding litigation and claims by agreeing to issue our common stock and warrants. Our statements of stockholders’ equity (deficit) include:

•	the issuance of 204 shares of our common stock and 150 shares of our common stock from escrow with a total fair value of $548 in fiscal 2001,

•	the issuance of 688 warrants with a fair value of $2,550 in fiscal 2000 and

•	the issuance of 770 warrants with a fair value of $1,700 in fiscal 1999 to satisfy these previously accrued litigation settlement liabilities. We based the fair value of the shares of common stock issued in settlement on the quoted market value of our common stock on the issuance dates. The fair value of the warrants issued was based on the amounts calculated using the Black-Scholes option pricing model.

In the first quarter of fiscal 2001, as a result of Comedy Partners’ (South Park) repeatedly refusing to approve our proposed projects and designs, we refused to make royalty payments under our license agreement, which resulted in Comedy Partners purportedly terminating our license and suing us. On March 9, 2001, the suit

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was settled for $900, which amount was included in accrued royalties payable as of August 31, 2000 and was paid in fiscal 2001.

Pending litigation, claims and related matters as of August 31, 2002 consisted of the following:

We and other companies in the entertainment industry were sued in an action entitled James, et al. v. Meow Media, et al. filed in April 1999. The plaintiffs alleged that the defendants negligently caused injury to the plaintiffs as a result of, in the case of Acclaim, its distribution of unidentified “violent” video games, which induced a minor to harm his high school classmates, thereby causing damages to plaintiffs, the parents of the deceased individuals. The plaintiffs seek damages in the amount of approximately $110 million. The U.S. District Court for the Western District of Kentucky dismissed this action and the dismissal was then appealed by the plaintiffs to the U.S. Court of Appeals for the Sixth District. The U.S. Court of Appeals for the Sixth Circuit denied plaintiffs appeal. The plaintiffs filed for a Writ of Certiorari with the United States Supreme Court to challenge the Sixth Circuits decision. We intend to defend this action vigorously.

We and other companies in the entertainment industry were sued in an action entitled Sanders et al. v. Meow Media et al., filed in April 2001. The complaint purports to be a class action brought on behalf of all persons killed or injured by the shootings which occurred at Columbine High School on April 20, 1999. We are a named defendant in the action along with more than ten other publishers of computer and video games. The complaint alleges that the video game defendants negligently caused injury to the plaintiffs as a result of their distribution of unidentified “violent” video games, which induced two minors to kill a teacher related to the plaintiff and to kill or harm their high school classmates, thereby causing damages to plaintiffs. The complaint seeks: compensatory damages in an amount not less than $15,000 for each plaintiff in the class, but up to $20 million for some of the members of the class; punitive damages in the amount of $5 billion; statutory damages against certain other defendants in the action; and equitable relief to address the marketing and distribution of “violent” video games to children. This case was dismissed on March 4, 2002. Following dismissal, the plaintiffs moved for relief and the Court denied the relief sought by plaintiff. Plaintiffs have now noted an appeal.

We received a demand for indemnification from the defendant Lazer-Tron Corporation in a matter entitled J. Richard Oltmann v. Steve Simon, and Steve Simon v. J. Richard Oltmann, J Richard Oltmann Enterprises, Inc., d/b/a Haunted Trails Amusement Parks, and RLT Acquisitions, Inc., d/b/a Lazer-Tron. The Lazer-Tron action involves the assertion by plaintiff Simon that defendants Oltmann, Haunted Trails and Lazer-Tron misappropriated plaintiff’s trade secrets. Plaintiff alleges claims for Lanham Act violations, unfair competition, misappropriation of trade secrets, conspiracy, and fraud against all defendants, and seeks damages in unspecified amounts, including treble damages for Lanham Act claims, and an accounting. Pursuant to an asset purchase agreement made as of March 5, 1997, we sold Lazer-Tron to RLT Acquisitions, Inc. Under the asset purchase agreement, we assumed and excluded specific liabilities, and agreed to indemnify RLT for certain losses, as specified in the asset purchase agreement. In an August 1, 2000 letter, counsel for Lazer-Tron in the Lazer-Tron action asserted that our indemnification obligations in the asset purchase agreement applied to the Lazer-Tron action, and demanded that we indemnify Lazer-Tron for any losses which may be incurred in the Lazer-Tron action. In an August 22, 2000 response, we asserted that any losses which may result from the Lazer-Tron action are not assumed liabilities under the asset purchase agreement for which we must indemnify Lazer-Tron. In a November 20, 2000 letter, Lazer-Tron responded to Acclaim’s August 22 letter and reiterated its position that we must indemnify Lazer-Tron with respect to the Lazer-Tron action. No other action with respect to this matter has been taken to date.

B.  Letters of Credit

At August 31, 2002, we had outstanding letters of credit aggregating $7,637 for the purchase of merchandise. Approximately $1,083 as of August 31, 2002 and $1,032 as of August 31, 2001 of our trade accounts payable balance were collateralized under outstanding letters of credit.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C.  Employee Benefits

Effective January 1, 1995, we established an Employee Savings Plan, which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan is available to all U.S. employees who meet the eligibility requirements. Under the plan, participating employees may elect to defer a portion of their pretax earnings, up to the maximum allowed by the Internal Revenue Service (up to the lesser of 15% of compensation or $11 for calendar year 2002). All contributed amounts vest immediately. Generally, we will distribute the plan assets in a participant’s account to a participant or his or her beneficiaries upon termination of employment, retirement, disability or death. We pay all plan administrative fees.

We do not provide our employees any other post retirement or post employment benefits, except discretionary severance payments upon termination of employment.

22.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for fiscal 2002 is as follows:

	Quarters Ended
	Dec. 2, 2001	Mar. 3, 2002	Jun. 2, 2002	Aug. 31, 2002	Total
Net revenue	$81,024	$70,746	$62,863	$54,055	$268,688
Cost of revenue	29,212	29,261	26,691	33,222	118,386
Net earnings (loss)	17,361	3,801	2,535	(28,230)	(4,533)
Diluted net earnings (loss) per share	0.21	0.04	0.03	(0.31)	(0.05)

Quarterly financial information for fiscal 2001 is as follows:

	Quarters Ended
	Dec. 2, 2000	Mar. 3, 2001	Jun. 2, 2001	Aug. 31, 2001	Total
Net revenue	$72,039	$40,358	$38,642	$46,529	$197,568
Cost of revenue	24,058	13,596	11,264	13,105	62,023
Net earnings (loss)	10,805	543	7,367	(1,422)	17,293
Diluted net earnings (loss) per share	0.18	0.01	0.12	(0.02)	0.26

The sum of the quarterly net earnings per share amounts do not always equal the annual amount reported, because we compute per share amounts independently for each quarter and for the twelve months based on our weighted average common and common equivalent shares outstanding in each such period.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item	10. Directors and Executive Officers of the Registrant.

Information called for by Item 10 of Form 10-K is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for its annual meeting of Stockholders relating to fiscal 2002 (the “Proxy Statement”), which is incorporated herein by reference, and under the heading “Executive Officers of the Company” in the Business section included herein.

Item 11.     Executive Compensation.

Information called for by Item 11 of Form 10-K is set forth under the heading “Executive Compensation” in the Proxy Statement, which is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

Information called for by Item 12 of Form 10-K is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, which is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions.

Information called for by Item 13 of Form 10-K is set forth under the heading “Certain Relationships and Related Transactions” in the Proxy Statement, which is incorporated herein by reference.

Item 14.     Controls and Procedures.

Within 90 days of the filing of this report, under the supervision and with the participation of the Company’s management, the Chief Executive Officer and Chief Financial Officer of the Company, have evaluated the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-14(c) and have determined that such controls and procedures are adequate and effective. Since the date of the evaluations, there have been no significant changes in the Company’s internal controls or other factors that could significantly affect these controls.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

1.    FINANCIAL STATEMENTS

The following financial statements of the Company are included in Part II Item 8:

Independent Auditors’ Report.
Consolidated Balance Sheets—August 31, 2002 and 2001.
Consolidated Statements of Operations—Fiscal Years Ended August 31, 2002, 2001 and 2000.
Consolidated Statements of Stockholders’ Equity (Deficit)—Fiscal Years Ended August 31, 2002, 2001 and 2000.
Consolidated Statements of Cash Flows—Fiscal Years Ended August 31, 2002, 2001 and 2000.
Notes to Consolidated Financial Statements.

2.    FINANCIAL STATEMENT SCHEDULE:

(a)    Financial statements:

All financial statements are filed in Part II of this report under Item 8—“Financial Statements and Supplementary Data.”

Schedule II—Allowance for Price Concessions and Returns

All other schedules have been omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(b)    Current Reports on Form 8-K:

None.

(c)    Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC. We will furnish copies of the exhibits for a reasonable fee (covering the expense of furnishing copies) upon request:

Exhibit No.	Description
3.1
Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed on April 21, 1989, as amended (Commission File No. 33-28274))

3.2
Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed on April 21, 1989, as amended (Commission File No. 33-28274))

3.3
Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4(d) to the Company’s Registration Statement on Form S-8, filed on May 19, 1995 (Commission File No. 33-59483))

3.4	Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 3, 2002)

Exhibit No.	Description

3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K, filed on June 12, 2000)

4.1	Specimen form of the Company’s common stock certificate (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended August 31, 1989, as amended)

4.2
Rights Agreement dated as of June 5, 2000, between the Company and American Securities Transfer & Trust, Inc. (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed on June 12, 2000)

4.3
Form of Warrant Agreement between the Company and American Securities Transfer & Trust, Inc. as warrant agent, relating to Class D Warrants (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, filed on August 23, 1999 (Commission File No. 333-72503))

4.4
Form of Warrant Certificate relating to Class D Warrants (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3, filed on August 23, 1999 (Commission File No. 333-72503))

+10.1	Employee Stock Purchase Plan (incorporated by reference to the Company’s definitive proxy statement relating to fiscal 1997 filed on August 31, 1998)

+10.2	1998 Stock Incentive Plan (incorporated by reference to the Company’s definitive proxy statement relating to fiscal 1997 filed on August 31, 1998)

+10.3
Employment Agreement dated as of September 1, 1994 between the Company and Gregory E. Fischbach; and Amendment No. 1 dated as of December 8, 1996 between the Company and Gregory E. Fischbach (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended August 31, 1996)

+10.4
Employment Agreement dated as of September 1, 1994 between the Company and James Scoroposki; and Amendment No. 1 dated as of December 8, 1996 between the Company and James Scoroposki (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended August 31, 1996)

+10.5
Service Agreement effective January 1, 1998 between Acclaim Entertainment Limited and Rodney Cousens (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended August 31, 1996)

+10.6
Employment Agreement dated as of August 11, 2000 between the Company and Gerard F. Agoglia (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended August 31, 2000)

+10.7
Employment Agreement dated as of October 2, 2000 between the Company and John Ma (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended August 31, 2001)

+10.8
Amendment No. 3, dated August 1, 2000, to the Employment Agreement between the Company and Gregory E. Fischbach, dated as of September 1, 1994 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended December 2, 2000)

Exhibit No.	Description
+10.9
Amendment No. 3, dated August 1, 2000, to the Employment Agreement between the Company and James Scoroposki, dated as of September 1, 1994 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended December 2, 2000)

10.10
Employment Agreement, dated as of December 20, 2001 between the Company and Edmond Sanctis (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the period ended December 2, 2001).

10.11
Revolving Credit and Security Agreement dated as of January 1, 1993 between the Company, Acclaim Distribution Inc., LJN Toys, Ltd., Acclaim Entertainment Canada, Ltd. and Arena Entertainment Inc., as borrowers, and GMAC Commercial Credit LLC as successor by merger to BNY Financial Corporation (“GMAC”), as lender, as amended and restated on February 28, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 1995), as further amended and modified by (i) the Amendment and Waiver dated November 8, 1996, (ii) the Amendment dated November 15, 1998, (iii) the Blocked Account Agreement dated November 14, 1996, (iv) Letter Agreement dated December 13, 1986, and (v) Letter Agreement dated February 24, 1997 (each incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed on March 14, 1997)

10.12
Restated and Amended Factoring Agreement dated as of February 28, 1995 between the Company and GMAC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 1995), as further amended and modified by the Amendment to Factoring Agreements dated February 24, 1997 between the Company and GMAC (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K filed on March 14, 1997)

10.13
Amendment to Revolving Credit and Security Agreement and Restated and Amended Factoring Agreement, dated March 14, 2002 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 3, 2002).

10.14
Form of Participation Agreement between GMAC and certain junior participants (incorporated by reference to Exhibit 1 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 1998)

10.15
Note and Common Stock Purchase Agreement dated March 30, 2001 between the Company and Triton Capital Management, Ltd. (incorporated by reference to exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed on April 16, 2001 (Commission File No. 333-59048))

10.16
Note and Common Stock Purchase Agreement dated March 31, 2001 between the Company and JMG Convertible Investments, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed on April 16, 2001 (Commission File No. 333-59048))

10.17
Note and Common Stock Purchase Agreement dated April 10, 2001 between the Company and Alexandra Global Investment Fund I, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-3 filed on April 16, 2001 (Commission File No. 333-59048))

Exhibit No.	Description
10.18
Note Purchase Agreement dated June 14, 2001 between the Company and Alexandra Global Investment Fund, Ltd. (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-3 filed on August 8, 2001 (Commission File No. 333-59048))

10.19
Form of Share Purchase Agreement between the Company and certain purchasers relating to the 2001 Private Placement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on September 26, 2001 (Commission File No. 333-70226))

10.20
Form of Registration Rights Agreement between the Company and certain purchasers relating to the 2001 Private Placement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on September 26, 2001 (Commission File No. 333-70226))

*10.21
License Agreement dated as of December 14, 1994 between the Company and Sony Computer Entertainment of America (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on December 17, 1996)

*10.22
Licensed Publisher Agreement dated as of April 1, 2000 between the Company and Sony Computer Entertainment America (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2001)

*10.23
Licensed Publisher Agreement dated as of November 14, 2000 by and between the Company and Sony Computer Entertainment (Europe) Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on November 28, 2001)

*10.24
Confidential License Agreement for Nintendo’s N64 Video Game System (Western Hemisphere) between Nintendo of America Inc. and the Company, effective as of February 20, 1997 (incorporated by reference to Exhibit 1 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 1998)

*10.25
Confidential License Agreement for Game Boy Advance (Western Hemisphere) between Nintendo of America Inc. and the Company, effective July 11, 2001 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the period ended August 31, 2001).

*10.26
Xbox Publisher License Agreement dated as of October 10, 2000 between the Company and Microsoft Corporation (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the period ended August 31, 2001).

*10.27
Confidential License Agreement for Nintendo GameCube by and between the Company and Nintendo of America Inc., dated as of the 15th day of November, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 4, 2001)

10.28
Form of Share Purchase Agreement between the Company and certain purchasers relating to the February 2002 Private Placement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on March 15, 2002(Commission File No. 333-84368))

10.29
Form of Registration Rights Agreement between the Company and certain purchasers relating to the February 2002 Private Placement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed on March 15, 2002(Commission File No. 333-84368))

Exhibit No.	Description
†10.30	Promissory Note executed by Gregory E. Fischbach in favor of Acclaim Entertainment, Inc., dated July 2, 2001.

†10.31	Promissory Note executed by James R. Scoroposki in favor of Acclaim Entertainment, Inc., dated July 2, 2001.

†10.32	Promissory Note executed by Gregory E. Fischbach in favor of Acclaim Entertainment, Inc., dated October 1, 2001.

†10.33	Promissory Note executed by James R. Scoroposki in favor of Acclaim Entertainment, Inc., dated October 1, 2001.

†10.34	Amendment, dated June 25, 2002, to Promissory Note, dated July 2, 2001, executed by Gregory E. Fischbach in favor of Acclaim Entertainment, Inc.

†10.35	Amendment, dated June 25, 2002, to Promissory Note, dated July 2, 2001, executed by James R. Scoroposki in favor of Acclaim Entertainment, Inc.

†10.36	Amendment, dated June 25, 2002, to Promissory Note, dated October 1, 2001, executed by Gregory E. Fischbach in favor of Acclaim Entertainment, Inc.

†10.37	Amendment, dated June 25, 2002, to Promissory Note, dated October 1, 2001, executed by James R. Scoroposki in favor of Acclaim Entertainment, Inc.

†23.1	Consent of KPMG LLP.

†99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to certain portions of this exhibit, which have been omitted therefrom and have been separately filed with the Commission.
+	Management contract or compensatory plan or arrangement.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCLAIM ENTERTAINMENT, INC.

By:	/s/ GREGORY E. FISCHBACH
Gregory E. Fischbach Co-Chairman of the Board and Chief Executive Officer

November 26, 2002

By:	/s/ GERARD F. AGOGLIA
Gerard F. Agoglia Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

November 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GREGORY E. FISCHBACH Gregory E. Fischbach	Co-Chairman of the Board; Chief Executive Officer; and Director	November 26, 2002

/s/ JAMES SCOROPOSKI James Scoroposki	Co-Chairman of the Board; Senior Executive Vice President; Treasurer; Secretary; and Director	November 26, 2002

/s/ BERNARD J. FISCHBACH Bernard J. Fischbach	Director	November 26, 2002

/s/ MICHAEL TANNEN Michael Tannen	Director	November 26, 2002

/s/ ROBERT GROMAN Robert Groman	Director	November 26, 2002

/s/ JAMES SCIBELLI James Scibelli	Director	November 26, 2002

/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	November 26, 2002

CERTIFICATIONS

I, Gregory E. Fischbach, certify that:

1.  I have reviewed this annual report on Form 10-K of Acclaim Entertainment, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GREGORY E. FISCHBACH
Gregory E. Fischbach Chief Executive Officer

Date:  November 26, 2002

CERTIFICATIONS

I, Gerard F. Agoglia, certify that:

1.  I have reviewed this annual report on Form 10-K of Acclaim Entertainment, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GERARD F. AGOGLIA
Gerard F. Agoglia Chief Financial Officer

Date:  November 26, 2002

SCHEDULE II

ACCLAIM ENTERTAINMENT, INC.
AND SUBSIDIARIES

ALLOWANCE FOR PRICE CONCESSIONS AND RETURNS
(In thousands of dollars)

Period	Balance at Beginning of Period	Provisions for Price Concessions and Returns	Price Concessions and Returns	Balance at End of Period
Year ended August 31, 2002	$22,734	$67,024	$47,583	$42,175	*
Year ended August 31, 2001	67,317	6,399	50,982	22,734	*
Year ended August 31, 2000	62,654	90,248	85,585	67,317	*

*	Includes accrued price concessions of $10,001 as of August 31, 2002, $5,887 as of August 31, 2001, and $28,234 as of August 31, 2000 and accrued rebates of $1,957 as of August 31, 2002.