Form 10-K/A
period 2002-08-31
ACCLAIM ENTERTAINMENT INC
filed 2002-12-03
CIK 804888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of November 20, 2002 92,470,506 shares of common stock of the registrant were issued and outstanding and the aggregate market value of voting common stock held by non-affiliates was $93,026,735.

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

STATEMENT REGARDING AMENDMENT NO. 1

Acclaim Entertainment, Inc., (the “Company”), is filing this Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 26, 2002 in order to amend the cover page of the Form 10-K to include the aggregate market value of voting common stock held by non-affiliates, which was inadvertently omitted from the original filing. All capitalized terms used and not otherwise defined herein shall have the meaning specified in the Company’s Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCLAIM ENTERTAINMENT, INC.

By:	/S/ GERARD F. AGOGLIA	December 3, 2002
Gerard F. Agoglia Executive Vice President and Chief Financial Officer (principal financial and accounting officer)