Form 10-Q
period 2002-12-01
ACCLAIM ENTERTAINMENT INC
filed 2003-01-15
CIK 804888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of January 3, 2003 92,620,704 shares of common stock of the registrant were issued and outstanding.

ACCLAIM ENTERTAINMENT, INC.

FORM 10-Q QUARTERLY REPORT

i

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 1, 2002	August 31, 2002

	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$10,055	$51,004
Accounts receivable, net	49,030	65,660
Other receivables	2,841	2,685
Inventories	15,093	9,634
Prepaid expenses and other current assets	4,206	6,420
Capitalized software development costs, net	14,910	13,257

Total Current Assets	96,135	148,660
Fixed assets, net	29,689	30,760
Capitalized software development costs	—	1,813
Other assets	1,777	1,662

Total Assets	$127,601	$182,895

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$19,398	$54,508
Trade accounts payable	33,989	40,151
Accrued expenses	34,908	44,828
Accrued selling expenses	24,878	14,945
Income taxes payable	1,475	1,515

Total Current Liabilities	114,648	155,947
Long-Term Liabilities
Long-term debt	4,617	4,737
Other long-term liabilities	2,654	2,856

Total Liabilities	121,919	163,540

Stockholders’ Equity
Preferred stock, $0.01 par value; 1,000 shares authorized; none issued	—	—
Common stock, $0.02 par value; 200,000 shares authorized; 92,471 shares issued and outstanding	1,849	1,849
Additional paid-in capital	311,458	311,458
Accumulated deficit	(305,977)	(292,106)
Accumulated other comprehensive loss	(1,648)	(1,846)

Total Stockholders’ Equity	5,682	19,355

Total Liabilities and Stockholders’ Equity	$127,601	$182,895

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	December 1, 2002	December 2, 2001

Net revenue	$63,142	$81,011
Cost of revenue	32,701	29,212

Gross profit	30,441	51,799

Operating expenses
Marketing and selling	20,135	11,741
General and administrative	10,645	10,522
Research and development	11,704	9,292

Total operating expenses	42,484	31,555

(Loss) earnings from operations	(12,043)	20,244

Other income (expense)
Interest expense, net	(1,642)	(2,523)
Other expense	(314)	(499)

Total other expense	(1,956)	(3,022)

(Loss) earnings before income taxes	(13,999)	17,222
Income tax benefit	(128)	(139)

Net (loss) earnings	$(13,871)	$17,361

Net (loss) earnings per share data:
Basic	$(0.15)	$0.22

Diluted	$(0.15)	$0.21

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Preferred Stock Issued	Common Stock Issued		Additional Paid-In Capital	Notes Receivable
		Shares	Amount
Balance at August 31, 2001	—	77,279	1,546	271,031	(3,595)
Net loss	—	—	—	—	—
Issuances of common stock in private placement	—	7,167	143	19,642	—
Issuances of common stock for exercises of warrants by executive officers	—	1,125	23	3,352	(3,352)
Issuances of common stock in connection with note retirements and conversions	—	5,039	101	18,729	—
Exercise of stock options and warrants	—	2,071	41	4,662	—
Cancellations of common stock	—	(551)	(11)	11	—
Warrants issued and other non-cash charges in connection with supplemental bank loan	—	—	—	732	—
Expenses incurred in connection with issuances of common stock	—	—	—	(287)	—
Issuance of common stock under employee stock purchase plan	—	341	6	533	—
Foreign currency translation loss	—	—	—	—	—

Balance at August 31, 2002	$—	92,471	$1,849	$318,405	$(6,947)
Net loss	—	—	—	—	—
Foreign currency translation gain	—	—	—	—	—

Balance at December 1, 2002	$—	92,471	$1,849	$318,405	$(6,947)

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
(In thousands)

	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Income (loss)
Balance at August 31, 2000	(287,573)	(1,764)	(20,355)
Net loss	(4,533)	—	(4,533)	(4,533)
Issuances of common stock in private placement	—	—	19,785	—
Issuances of common stock for exercises of warrants by executive officer	—	—	23	—
Issuances of common stock in connection with note retirements and conversions	—	—	18,830	—
Exercise of stock options and warrants	—	—	4,703	—
Cancellations of common stock	—	—	—	—
Warrants issued and other non-cash charges in connection with supplemental bank loan	—	—	732	—
Expenses incurred in connection with issuances of common stock	—	—	(287)	—
Issuance of common stock under employee stock purchase plan	—	—	539	—
Foreign currency translation loss	—	(82)	(82)	(82)

Balance at August 31, 2002	$(292,106)	$(1,846)	$19,355	(4,615)

Net loss	(13,871)	—	(13,871)	(13,871)
Foreign currency translation gain	—	198	198	198

Balance at December 1, 2002	$(305,977)	$(1,648)	$5,682	$(13,673)

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	December 1, 2002	December 2, 2001
Cash flows from operating activities:
Net (loss) earnings	$(13,871)	$17,361
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	1,836	2,066
Non-cash financing expense	193	673
Provision for price concessions and returns, net	21,138	2,972
Amortization of capitalized software development costs	5,483	2,626
Write-off of capitalized software development costs	1,624	—
Other non-cash items	14	(284)
Change in operating assets and liabilities:
Accounts receivable	4,575	(33,011)
Other receivables	(134)	(885)
Other assets	(313)	—
Inventories	(5,107)	(5,846)
Prepaid expenses	1,961	(2,229)
Capitalized software development costs	(6,895)	(4,149)
Accounts payable	(6,431)	2,394
Accrued expenses	(8,818)	2,406
Income taxes payable	(82)	73
Other long-term liabilities	(202)	7

Net cash used in operating activities	(5,029)	(15,826)

Cash flows from investing activities:
Acquisition of fixed assets	(514)	(829)
Disposal of fixed assets	8	—
Disposal of other assets	—	4

Net cash used in investing activities	(506)	(825)

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	Three Months Ended
	December 1, 2002	December 2, 2001
Cash flows from financing activities:
Payment of mortgages	(141)	(300)
(Payment of) proceeds from short-term bank loans, net	(34,934)	10,015
Proceeds from exercises of stock options and warrants	—	1,844
Payment of obligations under capital leases	(385)	(80)
Proceeds from issuances of common stock, net	—	23

Net cash (used in) provided by financing activities	(35,460)	11,502

Effect of exchange rate changes on cash	46	76

Net decrease in cash and cash equivalents	(40,949)	(5,073)

Cash and cash equivalents: beginning of period	51,004	26,797

Cash and cash equivalents: end of period	$10,055	$21,724

Cash paid during the period for:
Interest	$1,658	$2,907
Income taxes	$214	$28

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)
(Unaudited)

1.    BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A.    Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Acclaim Entertainment, Inc. and its wholly owned subsidiaries (collectively, “We” or “Acclaim”). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months ended December 1, 2002 are not necessarily indicative of the results that may be expected for the full year ending August 31, 2003. For further information, refer to the consolidated financial statements and notes thereto, which are included in our Annual Report on Form 10-K for the year ended August 31, 2002, and other filings with the Securities and Exchange Commission.

B.    Business and Liquidity

We develop, publish, distribute and market video and computer game software on a worldwide basis under our brand name for popular interactive entertainment consoles, such as Sony’s PlayStation 2, Nintendo’s Game Boy Advance and GameCube, and Microsoft’s Xbox, and, to a lesser extent, personal computers. We develop our own software in five software development studios located in the U.S. and the U.K (please see note 15). Our studios include a motion capture studio and a recording studio in the U.S. We also contract with independent software developers to create software for us. We distribute our software directly through our subsidiaries in North America, the U.K., Germany, France, Spain, Japan and Australia. We also utilize regional distributors outside those geographic areas. We also distribute software developed and published by third parties, develop and publish strategy guides relating to our software and issue “special edition” comic magazines at various times to support our time valued brands.

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As of August 31, 2002, our independent auditors’ report, as prepared by KPMG LLP and dated October 17, 2002, includes an explanatory paragraph relating to the substantial doubt as to the ability of Acclaim to continue as a going concern due to a working capital deficit as of August 31, 2002 and the recurring use of cash in operating activities.

Our short-term liquidity will be supplemented with borrowings under the North American and International credit facilities with our primary lender. Please see note 10. To enhance liquidity, in addition to the expense reductions we have already implemented (please see note 15) we plan to implement additional targeted expense reductions to reduce further fixed and variable expenses, redeploy various assets, eliminate certain marginal titles under development, reduce staff and staff related expenses and lower marketing expenditures. We believe, assuming the additional targeted expense reductions are implemented, that we will have sufficient liquidity to meet our obligations for the next twelve months. Our long-term liquidity will be significantly dependent on our ability to timely develop and market new software products that achieve widespread market acceptance for use with the hardware platforms that dominate the market and derive the benefit from the expense reductions.

C.    Net Revenue

We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” in conjunction with the applicable provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition.” Accordingly, we

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)
(Unaudited)

recognize revenue for noncustomized software when there is (1) persuasive evidence that an arrangement exists, which is generally a customer purchase order, (2) the software is delivered, (3) the selling price is fixed and determinable and (4) collectibility of the customer receivable is deemed probable. We do not customize our software or provide postcontract support to our customers.

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

We are not contractually obligated to accept returns, except for defective product. However, we grant price concessions to our key customers who are major retailers that control the market access to the consumer when those concessions are necessary to maintain our relationship with the retailers and access to their retail channel customers. If the consumers’ demand for a specific title falls below expectations or significantly declines below previous rates of sell-through, then, we may negotiate a price concession or credit to spur further sales by the retailer to maintain the customer relationship. We record revenue net of an allowance for estimated price concessions and returns. We must make significant estimates and judgments when determining the appropriate allowance for price concessions and returns in any accounting period. In order to derive and evaluate those estimates, we analyze historical price concessions and returns, current sell-through of product and retailer inventory, current economic trends, changes in consumer demand and acceptance of our products in the marketplace, among other factors. Material differences in the amount and the timing of our revenue for any period may result if our judgments or estimates differ significantly from actual future events. Please see note 1F.

Allowances for price concessions and returns are reflected as a reduction of accounts receivable when we have agreed to grant credits to our customers; otherwise, they are reflected as an accrued liability. Our allowance for price concessions and returns, including both the accounts receivable and accrued liability components, is summarized below:

	December 1, 2002	August 31, 2002
Gross accounts receivable (please see note 2):	$76,792	$95,877

Allowances:
Accounts receivable allowance (please see note 2)	$27,762	$30,217
Accrued price concessions (please see note 9)	17,419	10,001
Accrued rebates (please see note 9)	2,708	1,957

Total allowances	$47,889	$42,175

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)
(Unaudited)

D.    Interest Expense, Net

Interest expense, net is comprised of:

	Three Months Ended
	December 1, 2002	December 2, 2001
Interest income	$191	$259
Interest expense	(1,833)	(2,782)

	$(1,642)	$(2,523)

E.    Shipping and Handling Costs

We record shipping and handling costs as a component of general and administrative expenses. These costs amounted to $1,490 for the first quarter of fiscal 2003 and $1,241 for the first quarter of fiscal 2002. We do not invoice our customers for and have no revenue related to shipping and handling costs.

F.    Estimates

To prepare our financial statements in conformity with accounting principles generally accepted in the United States of America, management must make estimates and assumptions that affect the amounts of reported assets and liabilities, the disclosures for contingent assets and liabilities on the date of the financial statements and the amounts of revenue and expenses during the reporting period. Actual results could differ from our estimates. Among the more significant estimates we included in these financial statements is our allowance for price concessions and returns, valuation allowances for inventory and valuation allowances for the recoverability of prepaid royalties. During the first quarter of fiscal 2003, net revenue decreased by $6,817 when we increased our August 31, 2002 allowance for price concessions and returns because actual product sell-through in the retail channel through the end of the 2002 holiday season demonstrated that additional allowances were required. During the first quarter of fiscal 2002, net revenue increased by $4,458 when we reduced our August 31, 2001 accrued price concessions because actual sell-through in the retail channel demonstrated that the allowances were not required.

G.    Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.    ACCOUNTS RECEIVABLE

Accounts receivable are comprised of:

	December 1, 2002	August 31, 2002
Assigned receivables due from factor	$57,971	$82,044
Unfactored accounts receivable	18,821	13,833

	76,792	95,877
Allowance for price concessions and returns	(27,762)	(30,217)

	$49,030	$65,660

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)
(Unaudited)

We and our primary lender are parties to a factoring agreement that expires on August 31, 2003. The factoring agreement provides for automatic renewals for additional one-year periods, unless terminated by either party upon 90 days’ prior notice. Under the factoring agreement, we assign to our primary lender and our primary lender purchases from us, our U.S. accounts receivable on the approximate dates that our accounts receivable are due from our customers. Our primary lender remits payments to us for the assigned U.S. accounts receivable that are within the financial parameters set forth in the factoring agreement. Those financial parameters include requirements that invoice amounts meet approved credit limits and that the customer does not dispute the invoices. The purchase price of our accounts receivable that we assign to the factor equals the invoiced amount, which is adjusted for any returns, discounts and other customer credits or allowances.

Before our primary lender purchases our U.S. accounts receivable and remits payment to us for the purchase price, it may, in its discretion, provide us cash advances under our North American credit agreement (please see note 10) taking into account the assigned receivables due from our customers, among other things. As of December 1, 2002, our primary lender was advancing us 60% of the eligible receivables due from our retail customers. As of December 1, 2002, the factoring charge, recorded in interest expense, was 0.25% of assigned accounts receivable with invoice payment terms of up to 60 days and an additional 0.125% for each additional 30 days or portion thereof.

3.    OTHER RECEIVABLES

Other receivables are comprised of:

	December 1, 2002	August 31, 2002
Foreign value added tax	$—	$37
Notes receivable and accrued interestdue from officers (please see note 12)	1,140	1,016
Licensing fee recovery	1,415	1,415
Other	286	217

	$2,841	$2,685

4.    INVENTORIES

Inventories are comprised of:

	December 1, 2002	August 31, 2002
Raw material and work-in-process	$953	$1,073
Finished goods	14,140	8,561

	$15,093	$9,634

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)
(Unaudited)

5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of:

	December 1, 2002	August 31, 2002
Prepaid advertising costs	$958	$2,105
Prepaid insurance	577	1,196
Prepaid taxes	1,187	240
Royalty advances	505	1,779
Other prepaid expenses	979	1,100

	$4,206	$6,420

6.    FIXED ASSETS

Fixed assets are comprised of:

	December 1, 2002	August 31, 2002
Buildings and improvements	$29,025	$29,650
Furniture, fixtures and equipment	45,664	47,064
Automotive equipment	586	636

	75,275	77,350
Accumulated depreciation	(45,586)	(46,590)

	$29,689	$30,760

7.    OTHER ASSETS

Other assets are comprised of:

	December 1, 2002	August 31, 2002
Deferred financing costs	$579	$772
Deposits	485	490
Income tax receivable	—	—
Notes receivable due from officers (please see note 12)	713	400

	$1,777	$1,662

8.     ACCRUED EXPENSES

Accrued expenses are comprised of:

	December 1, 2002	August 31, 2002
Accrued advertising and marketing	$1,955	$2,797
Accrued consulting and professional fees	879	1,219
Accrued excise and other taxes	3,747	4,024
Accrued payroll and payroll taxes	3,415	6,005
Accrued purchases	6,309	15,103
Accrued royalties payable and licensing obligations	12,424	10,087
Other accrued expenses	6,179	5,593

	$34,908	$44,828

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)
(Unaudited)

9.    ACCRUED SELLING EXPENSES

Accrued selling expenses are comprised of:

	December 1, 2002	August 31, 2002
Accrued cooperative advertising	$2,681	$1,229
Accrued price concessions	17,419	10,001
Accrued sales commissions	2,070	1,758
Accrued rebates	2,708	1,957

	$24,878	$14,945

10.    DEBT

Debt is comprised of:

	December 1, 2002	August 31, 2002
Short term debt:
Mortgage notes (A)	$860	$837
Obligations under capital leases	804	1,065
Advances from International factor (C)	7,248	757
Advances from North American factor (please see note 2)	986	42,349
Bank participation advance (D)	9,500	9,500

	19,398	54,508

Long term debt:
Mortgage notes (A)	4,051	4,079
Obligations under capital leases	566	658

	4,617	4,737

	$24,015	$59,245

A.    Mortgage Notes

In March 2000, we entered into a seven-year term secured credit facility with our U.K. bank to finance the purchase of a building in the U.K. and concurrently granted our U.K. bank a mortgage on the building. We are required to make quarterly principal payments of $215 (£137.5) pursuant to the secured credit facility. The U.K. bank charges us interest at 2.00% above LIBOR (5.94% as of December 1, 2002; 5.97% at August 31, 2002). We had a principal balance outstanding under this credit facility of $4,911 (£3,140) as of December 1, 2002 and $4,916 (£3,230) as of August 31, 2002.

B.    North American Credit Agreement

We and our primary lender are parties to a North American credit agreement, which expires on August 31, 2003. This agreement automatically renews for additional one-year periods, unless our primary lender or we terminate the agreement with 90 days’ prior notice. Under the agreement, our primary lender generally advances cash to us based on a borrowing formula that primarily takes into account the balance of our eligible U.S. receivables that the primary lender expects to purchase in the future, and to a lesser extent our inventory and

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)
(Unaudited)

equipment balances. Advances to us under the North American credit agreement bear interest at 1.50% per annum above our primary lender’s prime rate (5.85% as of December 1, 2002; 6.25% as of August 31, 2002). Borrowings that our primary lender may provide us in excess of an availability formula bear interest at 2.00% above our primary lender’s prime rate. Under our North American credit agreement, we may not borrow more than $70,000 or the amount calculated using the availability formula, whichever is less, unless our primary lender approves a discretionary supplemental loan. Our primary lender has secured all of our obligations under the North American credit agreement with substantially all of our assets. Under the terms of our North American credit agreement, we are required to maintain specified levels of working capital and tangible net worth, among other financial covenants. As of December 1, 2002 and August 31, 2002, we received waivers from our primary lender with respect to some of the financial covenants contained in the agreement. We are currently negotiating with our primary lender to amend and restate the North American credit agreement.

During fiscal 2002 and fiscal 2001, our primary lender advanced us and we repaid supplemental discretionary loans above the standard formula for short-term funding under our North American credit agreement. As additional security for the supplemental loans, two of our executive officers personally pledged as collateral an aggregate of 1,568 shares of our common stock, which had an approximate market value of $1,897 as of December 1, 2002. If the market value of the pledged stock (based on a ten trading day average reviewed by our primary lender monthly) decreases below $5,000 while we have a supplemental discretionary loan outstanding and our officers do not deliver additional shares of our common stock to cover the shortfall, then our primary lender would be entitled to reduce the outstanding supplemental loan by an amount equal to the shortfall. As of December 1, 2002, we had no supplemental discretionary loans outstanding. Our primary lender will release the 1,568 shares of common stock our officers pledged following a 30-day period in which we are not in an overformula position exceeding $1,000 and are not otherwise in default under the North American credit agreement.

C.    Advances from International Factor

In fiscal 2001, several of our international subsidiaries entered into a receivables facility with our U.K. bank. Under the international facility, we can obtain financing of up to the lesser of approximately $18,000 or 60% of the aggregate amount of eligible receivables relating to our international operations. The amounts we borrow under the international facility bear interest at 2.00% per annum above LIBOR (6.00% as of December 1, 2002 and August 31, 2002). This international facility has a term of three years, which automatically renews for additional one-year periods thereafter unless either our U.K. bank or we terminate it upon 90 days’ prior notice. Our U.K bank has secured the international facility with the accounts receivable and assets of our international subsidiaries that participate in the facility. We had an outstanding balance under the international facility of $7,248 as of December 1, 2002 and $757 as of August 31, 2002.

D.    Bank Participation Advance

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

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)
(Unaudited)

E.    Our debt matures as follows:

Fiscal years ending August 31,
2003	$18,982
2004	2,626
2005	1,046
2006	853
2007	508

$24,015

11.    EARNINGS (LOSS) PER SHARE

	Three Months Ended
	December 1, 2002	December 2, 2001
Basic EPS Computation:
Net (loss) earnings	$(13,871)	$17,361

Weighted average common shares outstanding	92,471	77,916

Basic net (loss) earnings per share	$(0.15)	$0.22

Diluted EPS Computation:
Net (loss) earnings	$(13,871)	$17,361
10% Convertible Subordinated Notes interest expense	—	731

Adjusted net (loss) income	$(13,871)	$18,092

Weighted average common shares outstanding	92,471	77,916
Dilutive potential common shares:
Stock options and warrants	—	4,551
10% Convertible Subordinated Notes	—	5,642

Diluted common shares outstanding	92,471	88,109

Diluted net (loss) earnings per share	$(0.15)	$0.21

We have excluded the effect of stock options and warrants in our calculation of diluted earnings per share for the first quarter of fiscal 2003 because their impact would have been antidilutive.

12.    RELATED PARTY TRANSACTIONS

Fees for services

We pay sales commissions to a firm, which is owned and controlled by one of our executive officers, who is also a director and a principal stockholder. The firm earns these sales commissions based on the amount of our software sales the firm generates. Commissions earned by the firm amounted to $153 for the first quarter of fiscal 2003 and $7 for the first quarter of fiscal 2002. We owed the firm $464 as of December 1, 2002 and $385 as of August 31, 2002.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)
(Unaudited)

During previous fiscal years, we received legal services from two law firms of which two members of our Board of Directors are partners. During the first quarter of fiscal 2003, we incurred fees of $186 from one of those firms. During the first quarter of fiscal 2002, we incurred fees of $122 from both firms. We owed fees of $186 as of December 1, 2002 and $200 as of August 31, 2002 to one of the firms.

Notes receivable

In October 2002, we loaned a senior executive $300 under a promissory note for the purpose of purchasing a new residence. Our Compensation Committee approved the terms and provisions of the loan in April of 2002. The promissory note bears interest at a rate of 6.00% per annum. Security for the repayment of the promissory note is a mortgage on the executive’s principal residence. The loan shall be forgiven by us over a period of three years so long as the executive remains employed with Acclaim. If the executive voluntarily leaves the employment of Acclaim or is terminated for cause, at any time prior to the maturity date of the note, the executive must repay a pro-rata portion of the unpaid principal balance of the loan plus accrued and unpaid interest thereon. The maturity date of the note is November 1, 2005. As of December 1, 2002, the principal balance and amount outstanding under the loan was $300, which was included in other assets. The accrued interest on the note was $2 as of December 1, 2002.

In February 2002, relating to an officer’s employment agreement, we loaned one of our executive officers $300 under a promissory note for the purpose of purchasing a new residence. The promissory note bears interest at a rate of 6.00% per annum, which is due by December 31st of each year the promissory note remains outstanding. We have secured the promissory note with a second deed of trust, for which we are the beneficiary, on the real property upon which the new residence is situated. The officer must repay the promissory note on the earlier to occur of the sale of the new residence or June 28, 2004. If we terminate the employment agreement without cause prior to June 28, 2004, we will forgive repayment of the promissory note. As of December 1, 2002 and August 31, 2002, the principal balance outstanding under the loan was $300, which was included in other assets. Please see note 7. The accrued interest on the note was $14 as of December 1, 2002 and $9 as of August 31, 2002. On December 31, 2002, the executive officer paid the then accrued interest of $15.

In October 2001, we issued a total of 1,125 shares of our common stock to two of our executive officers when they exercised their warrants with an exercise price of $3.00 per share. For the shares we issued, we received cash of $23 for their par value and two promissory notes totaling $3,352 for the unpaid portion of the exercise price of the warrants. The principal amount and accrued interest are due and payable on the earlier of (i) August 31, 2003 and (ii) to the extent of the proceeds of any warrant share sale, the third business day following the date upon which the respective executive sells any or all of the warrant shares. The terms and provisions of the notes will not be materially modified or amended, nor will the term be extended or renewed. The notes provide us full recourse against the officers’ assets. The notes bear interest at our primary lender’s prime rate plus 1.50% per annum. Other receivables includes accrued interest receivable on the notes of $257 as of December 1, 2002 and $202 as of August 31, 2002. The notes receivable have been classified as a contra-equity balance in additional paid-in capital.

In July 2001, we issued a total of 1,500 shares of our common stock to two of our executive officers when they exercised their warrants with an exercise price of $2.42 per share. For the shares issued, we received cash of $30 for their par value and two promissory notes totaling $3,595 for the unpaid portion of the exercise price of the warrants. The principal amount and accrued interest are due and payable on the earlier of (i) August 31, 2003 and (ii) to the extent of the proceeds of any warrant share sale, the third business day following the date upon which the respective executive sells any or all of the warrant shares. The terms and provisions of the notes will

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)
(Unaudited)

not be materially modified or amended, nor will the term be extended or renewed. The notes provide us full recourse against the officers’ assets. The notes bear interest at our primary lender’s prime rate plus 1.50% per annum. Our other receivables balance includes accrued interest receivable on the notes of $354 as of December 1, 2002 and $293 as of August 31, 2002. The notes receivable have been classified as a contra-equity balance in additional paid-in capital.

In August 2000, relating to an officer’s employment agreement, we loaned one of our officers $200 under a promissory note. The note bears no interest and must be repaid on the earlier to occur of the sale of the officer’s personal residence or August 24, 2004. Based on the officer’s employment agreement, we were to forgive the loan at a rate of $25 for each year the officer remained employed with us up to a maximum of $100. Accordingly, in fiscal 2001, we expensed $25 and reduced the officer’s outstanding loan balance. In May 2002, relating to a separation agreement with the officer, we forgave and expensed another $75. The balance outstanding under the loan was $100 as of December 1, 2002 and August 31, 2002, which is included in other assets.

In August 1998, relating to an officer’s employment agreement, we loaned one of our officers $500 under a promissory note. We reduced the note balance by $50 in August 1999, relating to the officer’s employment agreement, and by $200 in January 2000 relating to the employee’s termination. The note bears no interest and must be repaid on the earlier to occur of the sale or transfer of the former officer’s personal residence or August 11, 2003. The balance outstanding under the loan was $250 as of December 1, 2002 and August 31, 2002.

In April 1998, relating to an officer’s employment agreement, we loaned one of our executive officer’s $200 under a promissory note. The note bears interest at our primary lender’s prime rate plus 1.00% per annum and must be repaid in April 2003. The due date for the repayment of principal and interest on the note may not be extended under any circumstance. The balance outstanding under the loan was $265 as of December 1, 2002 (including accrued interest of $65) and $262 as of August 31, 2002 (including accrued interest of $62).

Warrants

In October 2001, we issued to two of our executive officers warrants to purchase a total of 1,250 shares of our common stock at an exercise price of $2.88 per share, the fair market value of our common stock on the grant date. We issued the warrants to the officers in consideration for their services and personal pledge of 1,250 shares of our common stock to our primary lender, as additional security for our supplemental discretionary loans (please see note 10B).

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)
(Unaudited)

13.    SEGMENT INFORMATION

Our chief operating decision-maker is our Chief Executive Officer. We have two reportable segments, North America and Europe and Pacific Rim, which we organize, manage and analyze geographically and which operate in one industry segment: the development, marketing and distribution of entertainment software. We have presented information about our operations for the first quarter of fiscal 2003 and 2002 below:

	North America	Europe and Pacific Rim	Eliminations	Total
Three Months Ended December 1, 2002
Net revenue from external customers	$26,962	$36,180	$—	$63,142
Intersegment sales	8	2,370	(2,378)	—

Total net revenue	$26,970	$38,550	$(2,378)	$63,142

Interest income	$180	$11	$—	$191
Interest expense	1,492	341	—	1,833
Depreciation and amortization	1,499	337	—	1,836
Operating (loss) profit	(14,407)	2,364	—	(12,043)
Identifiable assets as of December 1, 2002	74,660	52,941	—	127,601

Three Months Ended December 2, 2001
Net revenue from external customers	$56,345	$24,666	$—	$81,011
Intersegment sales	1	2,460	(2,461)	—

Total net revenue	$56,346	$27,126	$(2,461)	$81,011

Interest income	$190	$69	$—	$259
Interest expense	2,609	173	—	2,782
Depreciation and amortization	1,728	338	—	2,066
Operating profit	17,597	2,647	—	20,244
Identifiable assets as of December 2, 2001	116,069	42,677	—	158,746

Our gross revenue was derived from the following product categories:

	Three Months Ended
	December 1, 2002	December 2, 2001
Cartridge-based software:
Nintendo Game Boy	4%	8%

Subtotal for cartridge-based software	4%	8%

Disc-based software:
Sony PlayStation 2: 128-bit	64%	55%
Sony PlayStation 1: 32-bit	3%	6%
Microsoft Xbox: 128-bit	13%	6%
Nintendo GameCube: 128-bit	15%	23%

Subtotal for disc-based software	95%	90%

PC software	1%	2%

Total	100%	100%

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)
(Unaudited)

14.    COMMITMENTS AND CONTINGENCIES

A.    Legal Proceedings

We and other companies in the entertainment industry were sued in an action entitled James, et al. v. Meow Media, et al. filed in April 1999 in the U.S. District Court for the Western District of Kentucky, Paducah Division. The plaintiffs alleged that the defendants negligently caused injury to the plaintiffs as a result of, in the case of Acclaim, its distribution of unidentified “violent” video games, which induced a minor to harm his high school classmates, thereby causing damages to plaintiffs, the parents of the deceased individuals. The plaintiffs seek damages in the amount of approximately $110,000. The U.S. District Court for the Western District of Kentucky dismissed this action and the dismissal was then appealed by the plaintiffs to the U.S. Court of Appeals for the Sixth Circuit. The U.S. Court of Appeals for the Sixth Circuit denied plaintiffs appeal. The plaintiff filed a petition for a Writ of Certiorari with the United States Supreme Court to challenge the Sixth Circuits decision. We intend to defend this action vigorously.

We and other companies in the entertainment industry were sued in an action entitled Sanders et al. v. Meow Media et al., filed in April 2001 in the U.S. District Court for the District of Colorado. The complaint purports to be a class action brought on behalf of all persons killed or injured by the shootings which occurred at Columbine High School on April 20, 1999. We are a named defendant in the action along with more than ten other publishers of computer and video games. The complaint alleges that the video game defendants negligently caused injury to the plaintiffs as a result of their distribution of unidentified “violent” video games, which induced two minors to kill a teacher related to the plaintiff and to kill or harm their high school classmates, thereby causing damages to plaintiffs. The complaint seeks: compensatory damages in an amount not less than $15 for each plaintiff in the class, but up to $20,000 for some of the members of the class; punitive damages in the amount of $5 billion; statutory damages against certain other defendants in the action; and equitable relief to address the marketing and distribution of “violent” video games to children. This case was dismissed on March 4, 2002. Following dismissal, the plaintiffs moved for relief and the U.S. District Court for the District of Colorado denied the relief sought by plaintiff. On April 5, 2002, plaintiffs noted an appeal to the United States Court of Appeals for the Tenth Circuit. On October 3, 2002, the Tenth Circuit took jurisdiction over plaintiffs’ appeal. The plaintiffs subsequently filed a stipulation of dismissal of their appeal with prejudice, and the Tenth Circuit formally dismissed the appeal on December 10, 2002. No further appeals are available to the plaintiffs.

We received a demand for indemnification from the defendant Lazer-Tron Corporation in a matter entitled J. Richard Oltmann v. Steve Simon, and Steve Simon v. J. Richard Oltmann, J Richard Oltmann Enterprises, Inc., d/b/a Haunted Trails Amusement Parks, and RLT Acquisitions, Inc., d/b/a Lazer-Tron, consolidated as U.S. District Court Northern District of Illinois Case No. 99 C 1055. The Lazer-Tron action involves the assertion by plaintiff Simon that defendants Oltmann, Haunted Trails and Lazer-Tron misappropriated plaintiff’s trade secrets. Plaintiff alleges claims for Lanham Act violations, unfair competition, misappropriation of trade secrets, conspiracy, and fraud against all defendants, and seeks damages in unspecified amounts, including treble damages for Lanham Act claims, and an accounting. Pursuant to an asset purchase agreement made as of March 5, 1997, we sold Lazer-Tron to RLT Acquisitions, Inc. Under the asset purchase agreement, we assumed and excluded specific liabilities, and agreed to indemnify RLT for certain losses, as specified in the asset purchase agreement. In an August 1, 2000 letter, counsel for Lazer-Tron in the Lazer-Tron action asserted that our indemnification obligations in the asset purchase agreement applied to the Lazer-Tron action, and demanded that we indemnify Lazer-Tron for any losses which may be incurred in the Lazer-Tron action. In an August 22, 2000 response, we asserted that any losses which may result from the Lazer-Tron action are not assumed liabilities under the asset purchase agreement for which we must indemnify Lazer-Tron. In a November 20, 2000

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)
(Unaudited)

letter, Lazer-Tron responded to Acclaim’s August 22 letter and reiterated its position that we must indemnify Lazer-Tron with respect to the Lazer-Tron action. No other action with respect to this matter has been taken to date.

We are also party to various litigations arising in the ordinary course of our business, the resolution of which, we believe, will not have a material adverse effect on our liquidity or results of operations.

15.    SUBSEQUENT EVENTS

On December 4, 2002, we closed one of our development studios as part of a plan to consolidate all of our domestic internal product development into one location. The closure of the development studio reduced our overall headcount by 79 employees. The closure of the development studio will result in a restructuring charge of approximately $4,500, which will be recorded in the second quarter of fiscal 2003. The restructuring charge will include accruals for employee severance expenses, the write-off of certain fixed assets and leasehold improvements and the development studio lease commitment, which does not include any estimated sub-lease rental income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, all references to “we”, “us”, “our”, “Acclaim” or the “Company” refer to Acclaim Entertainment, Inc., and our subsidiaries. The term “common stock” means our common stock, $.02 par value.

This Quarterly Report on Form 10-Q, including Item 2 of Part I (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and Item 3 of Part I (“Quantitative and Qualitative Disclosures About Market Risk”), contains forward-looking statements about circumstances that have not yet occurred. All statements, trend analysis and other information contained below relating to markets, our products and trends in revenue, as well as other statements including words such as “anticipate”, “believe” or “expect” and statements in the future tense are forward-looking statements. These forward-looking statements are subject to business and economic risks, and actual events or our actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. We will not necessarily update this information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results and performance include, but are not limited to, those discussed under the heading “Factors Affecting Future Performance.”

The following is intended to update the information contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2002 for Acclaim Entertainment, Inc. and its wholly owned subsidiaries and presumes that the readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K.

Overview

We develop, publish, market and distribute, under our brand names, interactive entertainment software for a variety of hardware platforms, including Sony’s PlayStation® 2, Microsoft’s Xbox™, and Nintendo’s GameCube™ and Game Boy™ Advance and, to a lesser extent, personal computer systems. We develop software internally, as well as engaging third parties to develop software on our behalf.

We internally develop our software products through our five software development studios located in the United States and the United Kingdom. Additionally, we contract with independent software developers to create software products for us.

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

Substantially all of our revenue is derived from one industry segment, the development, publication, marketing and distribution of interactive entertainment software. For information regarding our foreign and domestic operations, see Note 13 (Segment Information) of the notes to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

During the first quarter of fiscal 2003, approximately 30% of our gross revenue was derived from software developed at our internal studios by our in-house development group. During fiscal 2002, a majority of our gross revenue, approximately 57%, was derived from software developed at our internal studios by our in-house development group. The balance of our gross revenue was derived from software development contracted through third-party developers.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. On an ongoing basis, we evaluate the estimates to determine their accuracy and make adjustments when we deem it necessary. Note 1 (Business and Significant Accounting Policies) of the notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended August 31, 2002, as filed with the Securities and Exchange Commission, describes the significant accounting policies and methods we use in the preparation of our Consolidated Financial Statements. We use estimates for, but not limited to, accounting for the allowance for price concessions and returns, the valuation of inventory, the recoverability of advance royalty payments and the amortization of capitalized software development costs. We base estimates on our historical experience and on various other assumptions that we believe are relevant under the circumstances, the results from which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Our critical accounting policies include the following:

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

Material differences in the amount and the timing of our revenue for any period may result if our judgments or estimates differ significantly from actual future events. During the first quarter of fiscal 2003, net revenue decreased by $6.8 million when we increased our August 31, 2002 allowance for price concessions and returns because actual product sell-through in the retail channel through the end of the 2002 holiday season demonstrated that additional allowances were required. During the first quarter of fiscal 2002, net revenue increased by $4.5 million when we reduced our August 31, 2001 accrued price concessions because actual sell-through in the retail channel demonstrated that the allowances were not required.

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

Capitalized Software Development Costs

We account for our software development costs in accordance with Statement of Financial Accounting Standard No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.” Under SFAS No. 86, we expense software development costs as incurred until we determine that the software is technologically feasible. Generally, to establish whether the software is technologically feasible, we require a proven software game engine that has been successfully utilized in a previous product. We assess its detailed program designs to verify that the working model of the software game engine has been tested against the product design. Once we determine that the entertainment software is technologically feasible and we have a basis for estimating the recoverability of the development costs from future cash flows, we capitalize the remaining software development costs until the software product is released.

Once we release a software title, we commence amortizing the related capitalized software development costs. We record amortization expense as a component of cost of revenue. We calculate the amortization of a software title’s capitalized software development costs using two different methods, and then amortize the greater of the two amounts. Under the first method, we divide the current period gross revenue for the released title by the total of current period gross revenue and anticipated future gross revenue for the title and then multiply the result by the title’s total capitalized software development costs. Under the second method, we divide the title’s total capitalized costs by the number of periods in the title’s estimated economic life up to a maximum of three months. Material differences between our actual gross revenue and those we project may result in the amount and timing of amortization to vary. If we deem a title’s capitalized software development costs unrecoverable based on our expected future gross revenue and corresponding cash flows, we write off the unrecoverable costs and record a charge to development expense or cost of revenue, as appropriate.

Operating Results

Summarized below are our operating results for the first quarter of fiscal years 2003 and 2002 and the related changes in operating results between those periods. You should read the tables below together with the Consolidated Financial Statements and the related notes to the Consolidated Financial Statements, which are included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

			Changes
	Three Months Ended		Fiscal 2003 Versus Fiscal 2002
	December 1,	December 2,
	2002	2001	$	%
Net revenue	$63,142	$81,011	$(17,869)	–22.1%
Cost of revenue	32,701	29,212	3,489	11.9%

Gross profit	30,441	51,799	(21,358)	–41.2%

Operating expenses
Marketing and selling	20,135	11,741	8,394	71.5%
General and administrative	10,645	10,522	123	1.2%
Research and development	11,704	9,292	2,412	26.0%

Total operating expenses	42,484	31,555	10,929	34.6%

(Loss) earnings from operations	(12,043)	20,244	(32,287)	–159.5%

Other income (expense)
Interest expense, net	(1,642)	(2,523)	881	–34.9%
Other (expense) income	(314)	(499)	185	–37.1%

Total other expense	(1,956)	(3,022)	1,066	–35.3%

(Loss) earnings before income taxes	(13,999)	17,222	(31,221)	–181.3%
Income tax benefit	(128)	(139)	11	–7.9%

Net (loss) earnings	$(13,871)	$17,361	$(31,232)	–179.9%

Net Revenue

Net revenue is derived primarily from shipping interactive entertainment software to customers. Our software functions on dedicated game platforms, including Sony’s PlayStation 2 and PlayStation 1, Microsoft’s Xbox, as well as Nintendo’s GameCube and Game Boy Advance. We record revenue net of a provision for price concessions and returns, as discussed above under “Critical Accounting Policies.”

Summarized below is information about our gross revenue by game console for the first quarter of fiscal 2003 and 2002. Please note that the numbers in the schedule below do not include the effect of provisions for price concessions and returns because we do not track them by game console. Accordingly, the numbers presented may vary materially from those that we would disclose were we able to present the information net of provisions for price concessions and returns.

	Three Months Ended
	December 1, 2002	December 2, 2001
Cartridge-based software:
Nintendo Game Boy	4%	8%

Subtotal for cartridge-based software	4%	8%

Disc-based software:
Sony PlayStation 2: 128-bit	64%	55%
Sony PlayStation 1: 32-bit	3%	6%
Microsoft Xbox: 128-bit	13%	6%
Nintendo GameCube: 128-bit	15%	23%

Subtotal for disc-based software	95%	90%

PC software	1%	2%

Total	100%	100%

Summarized below is information about our game franchises that represented at least 5% of gross revenue for the first quarter of fiscal 2003 and 2002:

		Three Months Ended
Game Franchise	Platform	December 1, 2002	December 2, 2001
Burnout	Multiple	30%	19%
BMX	Multiple	16%	28%
Turok	Multiple	12%	—
Legends of Wrestling	Multiple	12%	4%
Mary-Kate & Ashley	Multiple	7%	5%
Crazy Taxi	Multiple	3%	12%
18 Wheeler	Multiple	2%	7%
All Star Baseball	Multiple	1%	8%
Extreme G3	Multiple	1%	6%
Supercross	Multiple	1%	6%

For the first quarter of fiscal 2003, net revenue of $63.1 million decreased by $17.9 million, or 22%, from $81.0 million for the first quarter of fiscal 2002. The decrease was driven by an $18.2 million increase in the net provision for price concessions and returns. The first quarter of fiscal 2003 provision was significantly impacted by the poor retail sell-through rates of certain titles released in prior quarters during the calendar 2002 holiday season as compared to the favorable sell-through rates experienced in the same period of the prior year. During the first quarter of fiscal 2003, we recorded a $6.8 million increase in the allowance for price concessions and returns that had been recorded as of August 31, 2002 due to differences between the actual retail sell-through rates of certain products (primarily Turok) and the projected retail sell through rates, based on historical experience, used in our previous estimate of allowances. As of August 31, 2002, we had estimated that a significantly greater amount of the Turok inventory in the domestic retail channel would have sold through to retail customers by the end of December 2002. Actual data obtained at the end of the calendar 2002 holiday season indicated that as of the end of December 2002, substantially less than our original estimate of the Turok inventory in the domestic retail channel had been sold to retail customers. These facts required us to increase the provision for price concessions and returns in the first quarter of fiscal 2003 because, even though we accurately estimated post-holiday season markdowns, those markdowns are being provided on a greater number of units in the retail channel than we originally projected.

Sales of software titles for the top three game systems accounted for 92% of gross revenue for the first quarter of fiscal 2003 as compared to 84% for the first quarter of fiscal 2002. We achieved the greatest level of sales from software titles released for PlayStation 2 which to date has the highest installed base of the three game systems.

Products developed by our internal studios generated 30% of our gross revenue for the first quarter of fiscal 2003 as compared to 42% for the first quarter of fiscal 2002.

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

For the first quarter of fiscal 2003, gross profit of $30.4 million (48% of net revenue) decreased by $21.4 million, or 41%, from $51.8 million (64% of net revenue) for the first quarter of fiscal 2002. The decreased gross profit and gross profit percentage was primarily due to a:

•	$2.9 million increase in amortization of capitalized software development costs due primarily to the releases of BMX XXX and Legends of Wrestling II and an

•	$18.2 million increase in the provision for price concessions and returns (please see discussion of “Net Revenue”).

For the first quarter of fiscal 2003, amortization of capitalized software development costs amounted to $5.5 million as compared to $2.6 million for the first quarter of fiscal 2002. Capitalized software development costs, net, amounted to $14.9 million as of December 1, 2002 and $15.1 million as of August 31, 2002.

Gross profit in the remaining quarters of fiscal 2003 will depend in large part on the rate of growth of the software market for 128-bit game consoles (Sony’s PlayStation 2, Nintendo’s GameCube and Microsoft’s Xbox) and our ability to identify, develop and timely publish, in accordance with our product release schedule, software that sells through at projected levels at retail. See “Factors Affecting Future Performance: Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of Our Primary Lender and Vendors, and Our Ability to Achieve Our Projected Revenue Levels and Reduce Operating Expenses.”

Operating Expenses

For the first quarter of fiscal 2003, operating expenses of $42.5 million (67% of net revenue) increased by $10.9 million, or 35%, from $31.6 million (39% of net revenue) for the first quarter of fiscal 2002.

Marketing and Selling

Marketing and selling expenses consist of personnel, advertising, cooperative advertising, trade show, promotional sales commissions and licensing costs.

For the first quarter of fiscal 2003, marketing and selling expenses of $20.1 million (32% of net revenue) increased by $8.4 million, or 72%, from $11.7 million (14% of net revenue) for the first quarter of fiscal 2002. The increase was primarily related to expenses incurred in an attempt to generate and support higher net revenue in the first quarter of fiscal 2003 and to accelerate the sell-through of product in the retail channel. The increased marketing and selling expenditures did not have as positive an effect on the first quarter of fiscal 2003 net revenue as we had expected, which resulted in an 18% increase in marketing and selling expenses as a percentage of net revenue. Expense increases included advertising expenses, licensing costs, cooperative advertising and sales commissions.

General and Administrative

General and administrative expenses consist of employee-related expenses of executive and administrative departments, fees for professional services, non-studio occupancy costs and other infrastructure costs.

For the first quarter of fiscal 2003, general and administrative expenses of $10.6 million (17% of net revenue) increased by $0.1 million, or 1%, from $10.5 million (13% of net revenue) for the first quarter of fiscal 2002. The 4% increase in general and administrative expenses as a percentage of net revenue resulted from lower economies of scale due to the reduction in net revenue in the first quarter of fiscal 2003 as compared to the same period last year.

Administrative employee headcount was approximately 200 as of December 1, 2002 as compared to 230 as of August 31, 2002.

Research and Development

Research and development expenses consist of employee-related and occupancy costs associated with our internal studios as well as contractual external software development costs.

For the first quarter of fiscal 2003, research and development expenses of $11.7 million (19% of net revenue) increased by $2.4 million, or 26%, from $9.3 million (11% of net revenue) for the first quarter of fiscal 2002. The increase was primarily due to a:

•	$3.5 million increase in internal and external software development costs and a

•	$1.6 million write-off of software development costs previously capitalized as we ceased developing some game titles because they were no longer considered economically viable.

These expense increases were partially offset by a

•
$2.7 million increase in the amount of software development costs capitalized because a higher amount of costs were incurred related to software titles under development that met the test of technological feasibility (please see discussion of “Capitalized Software Development Costs” under “Critical Accounting Policies”).

Other Income and Expense

Interest Expense, Net

For the first quarter of fiscal 2003, interest expense, net of $1.6 million (3% of net revenue) decreased by $0.9 million, or 35%, from $2.5 million (3% of net revenue) for the first quarter of fiscal 2002. The decrease was primarily due to reduced interest expense relating to our 10% convertible subordinated notes, which were repaid in March 2002.

Other Income (Expense)

For the first quarter of fiscal 2003, other income (expense) amounted to an expense of $0.3 million (0.5% of net revenue) as compared to an expense of $0.5 million (0.6% of net revenue) for the first quarter of fiscal 2002. The components of the $0.2 million expense decrease are a:

•	$0.7 million increase in net foreign currency transaction losses associated with our international operations and

•
there was an expense for a $1.0 million penalty we paid to investors in the first quarter of fiscal 2002 relating to the July 2001 private placement because of a delay in the effectiveness of the registration statement we filed to register the issued common stock.

Income Taxes

For the first quarter of fiscal 2003 and 2002, the income tax benefit was $0.1 million.

As of August 31, 2002, we had a U.S. tax net operating loss carryforward of approximately $204.0 million, which expires in fiscal years 2011 through 2022.

Net (Loss) Earnings

For the first quarter of fiscal 2003, we reported a net loss of $13.9 million, or $0.15 per diluted share (based on weighted average diluted shares outstanding of 92,471,000), as compared to net earnings of $17.4 million, or $0.21 per diluted share (based on weighted average diluted shares outstanding of 88,109,000) for the first quarter of fiscal 2002.

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

Liquidity and Capital Resources

As of December 1, 2002, cash and cash equivalents were $10.1 million. As of December 1, 2002, the working capital deficit of $18.5 million increased by $11.2 million over the $7.3 million working capital deficit as of August 31, 2002. The $11.2 million increase in the working capital deficit during the first quarter of fiscal 2003 resulted primarily from the $13.9 million net loss in the period.

Please see “Factors Affecting Future Performance: Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of our Primary Lender and Vendors, and Our Ability to Achieve Our Projected Revenue Levels and Reduce Operating Expenses.”

Short-Term Liquidity

At August 31, 2002, our independent auditors’ report, as prepared by KPMG LLP and dated October 17, 2002, which appears in our Annual Report on Form 10-K for the year ended August 31, 2002, as filed with the Securities and Exchange Commission, includes an explanatory paragraph relating to the substantial doubt as to the ability of Acclaim to continue as a going concern due to a working capital deficit as of August 31, 2002 and the recurring use of cash in operating activities. During the first quarter of fiscal 2003, our working capital deficit increased by $11.2 million.

We expect to manage short-term liquidity in the remainder of fiscal 2003 by obtaining advances under our North American and International credit agreements and implementing targeted expense reductions. During the first quarter of fiscal 2003, we eliminated approximately 20 administrative positions. On December 4, 2002 (second quarter of fiscal 2003), we closed one of our development studios as part of a plan to consolidate our domestic internal product development operations into one location. The closure of the development studio has reduced our overall headcount by an additional 79 employees. We are currently evaluating additional targeted expense reductions which we expect to fully implement during the remainder of fiscal 2003 and will be aimed at reducing fixed and variable expenses, redeploying various assets, eliminating certain marginal titles under development, significantly reducing staff and staff related expenses and lowering marketing expenses. We believe that we will have sufficient liquidity to meet our obligations for the next twelve months assuming the additional targeted expense reductions are implemented. Please see discussion regarding our North American credit agreement below as well as in Note 10 (Debt) of the notes to the Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Please also see “Factors Affecting Future Performance: Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of our Primary Lender and Vendors, and Our Ability to Achieve Our Projected Revenue Levels and Reduce Operating Expenses.”

During the first quarter of fiscal 2003, we repaid net advances under short-term bank loans of $34.9 million.

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

Our future long-term liquidity will significantly depend on our ability to (1) timely develop and market new software products that achieve widespread market acceptance for use with the current hardware platforms that dominate the market and (2) realize long-term benefits from the targeted cost reduction measures we have implemented and expect to implement in fiscal 2003.

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

Factoring Agreement

Under the factoring agreement, we assign to our primary lender and our primary lender purchases from us, our U.S. accounts receivable on the approximate dates that our accounts receivable are due from our customers. Our primary lender remits payments to us for the assigned U.S. accounts receivable that are within the financial parameters set forth in our factoring agreement. Those financial parameters include requirements that invoice amounts meet approved credit limits and that the customer does not dispute the invoices. The purchase price of our accounts receivable that we assign to our factor equals the invoiced amount, which is adjusted for any returns, discounts and other customer credits or allowances. Please see Note 2 (Accounts Receivable) of the notes to the Consolidated Financial Statements in Part I of Item 1 of this Quarterly Report on Form 10-Q.

Before our primary lender purchases our U.S. accounts receivable and remits payment to us for the purchase price, it may, in its discretion, provide us cash advances under our North American credit agreement (please see discussion below) taking into account the assigned receivables due from our customers which it expects to purchase, among other things. As of December 1, 2002, our primary lender was advancing us 60% of the eligible receivables due from our customers. As of December 1, 2002, the factoring charge was 0.25% of assigned accounts receivable with invoice payment terms of up to 60 days and an additional 0.125% for each additional 30 days or portion thereof.

North American Credit Agreement

Under the North American credit agreement, our primary lender generally advances cash to us based on a borrowing formula that primarily takes into account the balance of our eligible U.S. receivables that the primary lender expects to purchase in the future, and to a lesser extent our inventory and equipment balances. Advances to us under the North American credit agreement bear interest at 1.50% per annum above our primary lender’s prime rate (5.85% as of December 1, 2002).

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

Advances outstanding under the North American credit agreement within the standard borrowing formula amounted to $1.0 million as of December 1, 2002 and $42.3 million as of August 31, 2002. We repaid net advances of $41.4 million in the first quarter of fiscal 2003, and received proceeds of $10.0 million in the first quarter of fiscal 2002 under the North American credit agreement, both within and above the standard borrowing formula.

As additional security for discretionary supplemental loans we received in fiscal 2002 and 2001, two of our executive officers personally pledged as collateral an aggregate of 1,568,000 shares of our common stock, which had an approximate market value of $1.9 million as of December 1, 2002. If the market value of the pledged stock (based on a ten trading day average reviewed by our primary lender monthly) decreases below $5.0 million while we have a supplemental discretionary loan outstanding and our officers do not deliver additional shares of our common stock to cover the shortfall, then our primary lender is entitled to reduce the outstanding supplemental loan by an amount equal to the shortfall. As of December 1, 2002, we had no supplemental discretionary loan outstanding. Our primary lender will release the 1,568,000 shares of common stock our officers pledged following a 30-day period in which we are not in an overformula position exceeding $1.0 million and are in compliance with the financial covenant requirements in the North American credit agreement.

International Credit Facility

We, through Acclaim Entertainment, Ltd., our U.K. subsidiary, and GMAC Commercial Credit Limited, our U.K. bank and affiliate of our primary lender, are parties to a seven-year term secured credit facility we entered into in March 2000, related to our purchase of a building in the U. K. Our borrowings under that international facility, which may not exceed $5.8 million (£3.8 million), bear interest at LIBOR plus 2.00%. Our balance due under the international facility was $4.9 million (£3.1 million) as of December 1, 2002 and $4.9 million (£3.2 million) as of August 31, 2002. Our U.K. bank has secured all obligations under this facility with substantially all of our subsidiaries’ assets including the building. We and several of our foreign subsidiaries have guaranteed the obligations of Acclaim Entertainment, Ltd. under this facility and the related agreements.

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

Under the international receivable facilities, we can obtain financing of up to the lesser of approximately $18.0 million or 60% of the aggregate amount of eligible receivables relating to our international operations. The amounts we borrow under the international facility bear interest at 2.00% per annum above LIBOR (6.00% as of December 1, 2002). This international facility has a term of three years, which automatically renews for additional one-year periods thereafter unless either our U.K. bank or we terminate it upon 90 days’ prior notice. Our U.K bank has secured the international facility with the accounts receivable and assets of our international subsidiaries that participate in the facility. We had an outstanding balance under the international facility of $7.2 million as of December 1, 2002 and $0.8 million as of August 31, 2002.

Commitments

We generally purchase our inventory of Nintendo software by opening letters of credit when placing the purchase order. As of December 1, 2002, we had $4.7 million outstanding under letters of credit. Approximately $3.0 million as of December 1, 2002 of our trade accounts payable balances were collateralized under outstanding letters of credit. Other than such letters of credit and operating lease commitments, as of December 1, 2002, we did not have any significant operating or capital expenditure commitments.

As of December 1, 2002, our cash obligations for capital leases and operating leases over the next five years remain relatively the same as at August 31, 2002, which we disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2002. As of December 1, 2002, our cash obligations for debt payments were as follows:

Fiscal years ending August 31,
2003	$18,982
2004	2,626
2005	1,046
2006	853
2007	508

$24,015

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB or the “Board”) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be effective for any exit and disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor’s year-end.

In December 2002, the FASB issued SFAS No. 148 (FAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure”, amending FASB Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation.” FAS 148 provides two additional alternative transition methods for recognizing an entity’s voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, FAS 148 amends the disclosure requirements of FAS 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. FAS 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002.

Related Party Transactions

Fees For Services

We pay sales commissions to a firm, which is owned and controlled by one of our executive officers, who is also a director and a principal stockholder. The firm earns these sales commissions based on the amount of our software sales the firm generates. Commissions earned by the firm amounted to $153,000 for the first quarter of fiscal 2003 and $7,000 for the first quarter of fiscal 2002. We owed the firm $464,000 as of December 1, 2002 and $385,000 as of August 31, 2002.

We received legal services from two law firms of which two members of our Board of Directors are partners. During the first quarter of fiscal 2003, we incurred fees of $186,000 from one of those firms. During the first quarter of fiscal 2002, we incurred fees of $122,000 from both firms. We owed fees of $186,000 as of December 1, 2002 and $200,000 as of August 31, 2002 to one of the firms.

Notes Receivable

In October 2002, we loaned a senior executive $300,000 under a promissory note for the purpose of purchasing a new residence. Our Compensation Committee approved the terms and provisions of the loan in April of 2002. The promissory note bears interest at a rate of 6.00% per annum. Security for the repayment of the promissory note is a mortgage on the executive’s principal residence. The loan shall be forgiven by us over a period of three years so long as the executive remains employed with Acclaim. If the executive voluntarily leaves the employment of Acclaim or is terminated for cause, at any time prior to the maturity date of the note, the executive must repay a pro-rata portion of the unpaid principal balance of the loan plus accrued and unpaid interest thereon. The maturity date of the note is November 1, 2005. As of December 1, 2002, the principal balance and amount outstanding under the loan was $300,000, which was included in other assets. The accrued interest on the note was $2,000 as of December 1, 2002.

In February 2002, relating to an officer’s employment agreement, we loaned one of our executive officers $300,000 under a promissory note for the purpose of purchasing a new residence. The promissory note bears interest at a rate of 6.00% per annum, which is due by December 31st of each year the promissory note remains outstanding. We have secured the promissory note with a second deed of trust, for which we are the beneficiary, on the real property upon which the new residence is situated. The officer must repay the promissory note on the earlier to occur of the sale of the new residence or June 28, 2004. If we terminate the employment agreement without cause prior to June 28, 2004, we will forgive repayment of the promissory note. As of December 1, 2002, the principal balance outstanding under the loan was $300,000, which was included in other assets. The accrued interest on the note was $14,000 as of December 1, 2002. On December 31, 2002, the executive officer paid the then accrued interest of $15,000.

In October 2001, we issued a total of 1,125,000 shares of our common stock to two of our executive officers when they exercised their warrants with an exercise price of $3.00 per share. For the shares we issued, we received cash of $23,000 for their par value and two promissory notes totaling $3,352,000 for the unpaid portion of the exercise price of the warrants. The principal amount and accrued interest are due and payable on the earlier of (i) August 31, 2003 and (ii) to the extent of the proceeds of any warrant share sale, the third business day following the date upon which the respective executive sells any or all of the warrant shares. The terms and provisions of the notes will not be materially modified or amended, nor will the term be extended or renewed. The notes provide us full recourse against the officers’ assets. The notes bear interest at our primary lender’s prime rate plus 1.50% per annum. Other receivables includes accrued interest receivable on the notes of $257,000 as of December 1, 2002. The notes receivable have been classified as a contra-equity balance in additional paid-in capital.

In July 2001, we issued a total of 1,500,000 shares of our common stock to two of our executive officers when they exercised their warrants with an exercise price of $2.42 per share. For the shares issued, we received cash of $30,000 for their par value and two promissory notes totaling $3,595,000 for the unpaid portion of the exercise price of the warrants. The principal amount and accrued interest are due and payable on the earlier of (i) August 31, 2003 and (ii) to the extent of the proceeds of any warrant share sale, the third business day following the date upon which the respective executive sells any or all of the warrant shares. The terms and provisions of the notes will not be materially modified or amended, nor will the term be extended or renewed. The notes provide us full recourse against the officers’ assets. The notes bear interest at our primary lender’s prime rate plus 1.50% per annum. Our other receivables balance includes accrued interest receivable on the notes of $354,000 as of December 1, 2002. The notes receivable have been classified as a contra-equity balance in additional paid-in capital.

In August 2000, relating to an officer’s employment agreement, we loaned one of our officers $200,000 under a promissory note. The note bears no interest and must be repaid on the earlier to occur of the sale of the officer’s personal residence or August 24, 2004. Based on the officer’s employment agreement, we were to forgive the loan at a rate of $25,000 for each year the officer remained employed with us up to a maximum amount of $100,000. Accordingly, in the first quarter of fiscal 2002, we expensed $25,000 and reduced the officer’s outstanding loan balance. In May 2002, relating to a separation agreement with the officer, we forgave and expensed another $75,000. The balance outstanding under the loan was $100,000 as of December 1, 2002, which is included in other assets.

In August 1998, relating to an officer’s employment agreement, we loaned one of our officers $500,000 under a promissory note. We reduced the note balance by $50,000 in August 1999, relating to the officer’s employment agreement, and by $200,000 in January 2000 relating to the employee’s termination. The note bears no interest and must be repaid on the earlier to occur of the sale or transfer of the former officer’s personal residence or August 11, 2003. The balance outstanding under the loan was $250,000 as of December 1, 2002.

In April 1998, relating to an officer’s employment agreement, we loaned one of our executive officer’s $200,000 under a promissory note. The note bears interest at our primary lender’s prime rate plus 1.00% per annum and must be repaid in April 2003. The due date for the repayment of principal and interest on the note may not be extended under any circumstance. The balance outstanding under the loan was $265,000 as of December 1, 2002 (including accrued interest of $65,000).

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

In March 2001, relating to a loan participation between our primary lender and junior participants, we issued investors in the junior participation five-year warrants to purchase an aggregate of 2,375,000 shares of our common stock exercisable at a price of $1.25 per share, which included a total of 1,375,000 warrants we issued to some of our executive officers and to one of the directors of our Board. For information regarding the junior participation, please see Note 12 (Debt) of the notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2002, as filed with the Securities and Exchange Commission. The fair value of the warrants of $1,751,000, based on the Black-Scholes option pricing model, was recorded as a deferred financing cost. We are amortizing the balance as a non-cash financing expense evenly over two and one-half years through August 31, 2003, the date on which the North American credit agreement terminates.

FACTORS AFFECTING FUTURE PERFORMANCE

Our future operating results depend upon many factors and are subject to various risks and uncertainties. The known material risks and uncertainties which may cause our operating results to vary from anticipated results or which may negatively affect our operating results and profitability are as follows:

Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of our Primary Lender and Vendors, and Our Ability to Achieve Our Projected Revenue Levels and Reduced Operating Expenses

If we (1) do not substantially achieve our overall projected revenue levels for fiscal 2003, (2) fail to operate within our projected expense levels as reflected in our business operating plans, or (3) do not receive the ongoing support of our primary lender, GMAC Commercial Credit LLC and our vendors, then we will be unable to meet our cash and operating requirements for fiscal 2003, which would in turn require us to seek financing to fund operations. Our fiscal 2003 business plan includes (a) lowering fixed and variable expenses worldwide, (b) eliminating the continued development of certain marginal software products which are not expected to achieve our financial return parameters within the next 12 to 18 months, (c) limiting and eliminating non-essential marketing expenses and (d) reducing employee related expenses through staff reductions. Some of these measures would require third-party consents or approvals, including that of our primary lender, and there can be no assurance that such consents or approvals will be obtained. We rely on our primary lender to assist us in meeting our cash needs from time to time in the form of advances against receivables and inventory and periodic discretionary supplemental loans. We also rely on our vendors to provide us with favorable payment terms. See “If Cash Flows from Operations Are Not Sufficient To Meet Our Operational Needs, We May Be Forced To Sell Assets, Refinance Debt, or Further Downsize Our Operations”.

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

In March and June of 2002, we amended certain provisions of our credit agreement and factoring agreements with our lender, and we are currently negotiating with our lender to further amend and/or restate those agreements. As of December 1, 2002 and August 31, 2002, we received waivers from GMAC with respect to those financial covenants contained in the credit agreement for which we were not in compliance. If waivers from GMAC are necessary in the future, we cannot be assured that we will be able to obtain waivers of any future covenant violations, as we have in the past. We currently anticipate that we will need to continue to implement significant expense reductions in fiscal 2003 and have implemented headcount reductions and eliminated the continued development of certain marginal software products, as well as limited and eliminated non-essential marketing expenses during the first quarter of fiscal 2003. We cannot however assure our stockholders and investors that we will achieve the overall projected sales levels based on our planned product release schedule, achieve profitability or achieve the cash flows necessary to avoid further expense reductions in fiscal 2003. See “Factors Affecting Future Performance: If Cash Flows from Operations Are Not Sufficient to Meet Our Operational Needs, We May Be Forced To Sell Assets, Refinance Debt, or Further Downsize Our Operations”, and “Industry Trends, Platform Transitions and Technological Change May Adversely Affect Our Revenue and Profitability.”

Going Concern Consideration

At August 31, 2002, our independent auditors’ report, as prepared by KPMG LLP and dated October 17, 2002, which appears in our 2002 Form 10-K, includes an explanatory paragraph relating to the substantial doubt as to the ability of Acclaim to continue as a going concern due to a working capital deficit as of August 31, 2002 and the recurring use of cash in operating activities.

If Cash Flows from Operations Are Not Sufficient to Meet Our Operational Needs, We May Be Forced To Sell Assets, Refinance Debt, or Further Downsize Our Operations

During the first half of fiscal 2003, we have commenced and will continue to implement certain expense reduction initiatives which we anticipate will reduce our operating expenses throughout fiscal 2003 so that our operating expenses are in line with our sales forecasts. Our operating plan for fiscal 2003 focuses on (1) lowering fixed and variable expenses worldwide, (2) eliminating the continued development of certain marginal software products which are not expected to achieve our financial return parameters within the next 12 to 18 months, (3) limiting and eliminating non-essential marketing expenses and (4) reducing employee related expenses through staff reductions. Although we believe the actions we are taking should return our operations to profitability, we cannot assure our stockholders and investors that we will achieve the sales necessary to achieve sufficient liquidity and avoid further expense reduction actions such as selling assets or consolidating operations, reducing staff, refinancing debt and/or otherwise restructuring our operations. See “Industry Trends, Platform Transitions and Technological Change May Adversely Affect Our Revenue and Profitability” below and “Managements Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

A Violation of our Financing Agreements Could Result in GMAC Declaring a Default and Seeking Remedies

If we violate the financial or other covenants contained in our credit agreement with GMAC, we will be in default under the credit agreement. If a default occurs under the credit agreement and is not timely cured by us or waived by GMAC, GMAC could seek remedies against us, including: (1) penalty rates of interest; (2) immediate repayment of the debt; and/or (3) the foreclosure on any assets securing the debt. Pursuant to the terms of the credit agreement, we are required to maintain specified levels of working capital and tangible net worth, among other covenants. As of December 1, 2002 and August 31, 2002, we received waivers from GMAC with respect to those financial covenants contained in the credit agreement for which we were not in compliance. If waivers from GMAC are necessary in the future, we cannot be assured that we will be able to obtain waivers of any future covenant violations, as we have in the past. If Acclaim is liquidated or reorganized, after payment to the creditors, there are likely to be insufficient assets remaining for any distribution to our stockholders.

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

If Our Securities Were Delisted From the Nasdaq SmallCap Market, It May Negatively Impact the Liquidity of Our Common Stock

In the fourth quarter of fiscal 2000, our securities were delisted from quotation on the Nasdaq National Market. Our common stock is currently trading on the Nasdaq SmallCap Market. No assurance can be given as to our ongoing ability to meet the Nasdaq SmallCap Market maintenance requirements. As of the date of this filing, we currently do not meet the minimum bid nor market capitalization requirements for continued listing on the Nasdaq SmallCap Market.

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

Shares Eligible for Future Sale

As of January 3, 2003, we had 92,620,704 shares of common stock issued and outstanding, of which 13,074,111 are “restricted” securities within the meaning of Rule 144 under the Securities Act. Generally, under Rule 144, a person who has held restricted shares for one year may sell such shares, subject to certain volume limitations and other restrictions, without registration under the Securities Act.

As of December 1, 2002, 57,277,105 shares of common stock are covered by effective registration statements under the Securities Act for resale on a delayed or continuous basis by certain of our security holders, of which 594,030 shares of common stock are issuable upon the exercise of warrants issued in settlement of litigation.

As of December 1, 2002, a total of 3,351,111 shares of common stock are issuable upon the exercise of warrants to purchase our common stock (not including warrants issued in settlement of litigation).

We have also registered on Form S-8 a total of 24,236,000 shares of common stock (issuable upon the exercise of options) under our 1988 Stock Option Plan and our 1998 Stock Incentive Plan, and a total of 2,448,425 shares of common stock under our 1995 Restricted Stock Plan. As of December 1, 2002, options to purchase a total of 15,039,622 shares of common stock were outstanding under the 1988 Stock Option Plan and the 1998 Stock Incentive Plan, of which 6,312,526 were exercisable.

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

We had a cumulative foreign currency translation loss of $1.6 million as of December 1, 2002 and $1.8 million as of August 31, 2002, which is included in accumulated other comprehensive loss in our statements of stockholders’ equity. We recorded net foreign currency transaction losses of $0.3 million in the first quarter of fiscal 2003 and gains of $0.4 million in the first quarter of fiscal 2002.

In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.

Item 4.    Controls and Procedures.

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

We and other companies in the entertainment industry were sued in an action entitled Sanders et al. v. Meow Media, et al., filed in April 2001 in the U.S. District Court for the District of Colorado, Civil Action No. 01-0728. The complaint purports to be a class action brought on behalf of all persons killed or injured by the shootings which occurred at Columbine High School on April 20, 1999. We are a named defendant in the action along with more than ten other publishers of computer and video games. The complaint alleges that the video game defendants negligently caused injury to the plaintiffs as a result of their distribution of unidentified “violent” video games, which induced two minors to kill a teacher related to the plaintiff and to kill or harm their high school classmates, thereby causing damages to plaintiffs. The complaint seeks: compensatory damages in an amount not less than $15,000 for each plaintiff in the class, but up to $20 million for some of the members of the class; punitive damages in the amount of $5 billion; statutory damages against certain other defendants in the action; and equitable relief to address the marketing and distribution of “violent” video games to children. This case was dismissed on March 4, 2002. Following dismissal, the plaintiffs moved for relief and the U.S. District Court for the District of Colorado denied the relief sought by plaintiff. On April 5, 2002, plaintiffs noted an appeal to the United States Court of Appeals for the Tenth Circuit. On October 3, 2002, the Tenth Circuit took jurisdiction over plaintiffs’ appeal. The plaintiffs subsequently filed a stipulation of dismissal of their appeal with prejudice, and the Tenth Circuit formally dismissed the appeal on December 10, 2002. No further appeals are available to the plaintiffs.

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

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits:

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

+10.5
Service Agreement effective January 1, 1998 between Acclaim Entertainment Limited and Rodney Cousens (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended August 31, 1996)

+10.6
Employment Agreement dated as of August 11, 2000 between the Company and Gerard F. Agoglia (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended August 31, 2000)

+10.7
Employment Agreement dated as of October 2, 2000 between the Company and John Ma (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended August 31, 2001)

+10.8
Amendment No. 3, dated August 1, 2000, to the Employment Agreement between the Company and Gregory E. Fischbach, dated as of September 1, 1994 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended December 2, 2000)

+10.9
Amendment No. 3, dated August 1, 2000, to the Employment Agreement between the Company and James Scoroposki, dated as of September 1, 1994 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended December 2, 2000)

10.10
Employment Agreement, dated as of December 20, 2001 between the Company and Edmond Sanctis (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the period ended December 2, 2001)

10.11
Revolving Credit and Security Agreement dated as of January 1, 1993 between the Company, Acclaim Distribution Inc., LJN Toys, Ltd., Acclaim Entertainment Canada, Ltd. and Arena Entertainment Inc., as borrowers, and GMAC Commercial Credit LLC as successor by merger to BNY Financial Corporation (“GMAC”), as lender, as amended and restated on February 28, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 1995), as further amended and modified by (i) the Amendment and Waiver dated November 8, 1996, (ii) the Amendment dated November 15, 1998, (iii) the Blocked Account Agreement dated November 14, 1996, (iv) Letter Agreement dated December 13, 1986, and (v) Letter Agreement dated February 24, 1997 (each incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed on March 14, 1997)

10.12
Restated and Amended Factoring Agreement dated as of February 28, 1995 between the Company and GMAC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 1995), as further amended and modified by the Amendment to Factoring Agreements dated February 24, 1997 between the Company and GMAC (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K filed on March 14, 1997)

10.13
Amendment to Revolving Credit and Security Agreement and Restated and Amended Factoring Agreement, dated March 14, 2002 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 3, 2002)

10.14
Form of Participation Agreement between GMAC and certain junior participants (incorporated by reference to Exhibit 1 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 1998)

10.15
Note and Common Stock Purchase Agreement dated March 30, 2001 between the Company and Triton Capital Management, Ltd. (incorporated by reference to exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed on April 16, 2001 (Commission File No. 333-59048))

Exhibit No.	Description

10.16
Note and Common Stock Purchase Agreement dated March 31, 2001 between the Company and JMG Convertible Investments, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed on April 16, 2001 (Commission File No. 333-59048))

10.17
Note and Common Stock Purchase Agreement dated April 10, 2001 between the Company and Alexandra Global Investment Fund I, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-3 filed on April 16, 2001 (Commission File No. 333-59048))

10.18
Note Purchase Agreement dated June 14, 2001 between the Company and Alexandra Global Investment Fund, Ltd. (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-3 filed on August 8, 2001 (Commission File No. 333-59048))

10.19
Form of Share Purchase Agreement between the Company and certain purchasers relating to the 2001 Private Placement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on September 26, 2001 (Commission File No. 333-70226))

10.20
Form of Registration Rights Agreement between the Company and certain purchasers relating to the 2001 Private Placement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on September 26, 2001 (Commission File No. 333-70226))

*10.21
License Agreement dated as of December 14, 1994 between the Company and Sony Computer Entertainment of America (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on December 17, 1996)

*10.22
Licensed Publisher Agreement dated as of April 1, 2000 between the Company and Sony Computer Entertainment America (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2001)

*10.23
Licensed Publisher Agreement dated as of November 14, 2000 by and between the Company and Sony Computer Entertainment (Europe) Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on November 28, 2001)

*10.24
Confidential License Agreement for Nintendo’s N64 Video Game System (Western Hemisphere) between Nintendo of America Inc. and the Company, effective as of February 20, 1997 (incorporated by reference to Exhibit 1 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 1998)

*10.25
Confidential License Agreement for Game Boy Advance (Western Hemisphere) between Nintendo of America Inc. and the Company, effective July 11, 2001 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the period ended August 31, 2001)

*10.26
Xbox Publisher License Agreement dated as of October 10, 2000 between the Company and Microsoft Corporation (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the period ended August 31, 2001)

*10.27
Confidential License Agreement for Nintendo GameCube by and between the Company and Nintendo of America Inc., dated as of the 15th day of November, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 4, 2001)

Exhibit No.		Description

10.28
Form of Share Purchase Agreement between the Company and certain purchasers relating to the February 2002 Private Placement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on March 15, 2002 (Commission File No. 333-84368))

10.29
Form of Registration Rights Agreement between the Company and certain purchasers relating to the February 2002 Private Placement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed on March 15, 2002 (Commission File No. 333-84368))

	10.30	Promissory Note executed by Gregory E. Fischbach in favor of Acclaim Entertainment, Inc., dated July 2, 2001

	10.31	Promissory Note executed by James R. Scoroposki in favor of Acclaim Entertainment, Inc., dated July 2, 2001

	10.32	Promissory Note executed by Gregory E. Fischbach in favor of Acclaim Entertainment, Inc., dated October 1, 2001

	10.33	Promissory Note executed by James R. Scoroposki in favor of Acclaim Entertainment, Inc., dated October 1, 2001

	10.34	Amendment, dated June 25, 2002, to Promissory Note, dated July 2, 2001, executed by Gregory E. Fischbach in favor of Acclaim Entertainment, Inc.

	10.35	Amendment, dated June 25, 2002, to Promissory Note, dated July 2, 2001, executed by James R. Scoroposki in favor of Acclaim Entertainment, Inc.

	10.36	Amendment, dated June 25, 2002, to Promissory Note, dated October 1, 2001, executed by Gregory E. Fischbach in favor of Acclaim Entertainment, Inc.

	10.37	Amendment, dated June 25, 2002, to Promissory Note, dated October 1, 2001, executed by James R. Scoroposki in favor of Acclaim Entertainment, Inc.

†	10.38	Promissory Note executed by Simon Hosken in favor of Acclaim Entertainment, Inc., dated October 31, 2002.

†	99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been granted with respect to certain portions of this exhibit, which have been omitted therefrom and have been separately filed with the Commission.
+	Management contract or compensatory plan or arrangement.
†	Filed herewith.

(b)  Current Reports on Form 8-K:

Current Report on Form 8-K filed on December 6, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

ACCLAIM ENTERTAINMENT, INC.
By:	/S/ GREGORY E. FISCHBACH

Gregory E. Fischbach Co-Chairman of the Board and Chief Executive Officer

January 15, 2003

By:	/S/ GERARD F. AGOGLIA

Gerard F. Agoglia Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

January 15, 2003

CERTIFICATIONS

I, Gregory E. Fischbach, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Acclaim Entertainment, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ GREGORY E. FISCHBACH
Gregory E. Fischbach Chief Executive Officer

Date: January 15, 2003

CERTIFICATIONS

I, Gerard F. Agoglia, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Acclaim Entertainment, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ GERARD F. AGOGLIA
Gerard F. Agoglia Chief Financial Officer

Date: January 15, 2003