Form 10-QT
period 2003-03-31
ACCLAIM ENTERTAINMENT INC
filed 2003-05-20
CIK 804888

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from December 2, 2002 to March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of May 14, 2003, 96,620,858 shares of common stock of the registrant were issued and outstanding.

ACCLAIM ENTERTAINMENT, INC.

FORM 10-Q QUARTERLY REPORT

i

PART I

Item 1.    Consolidated Financial Statements (unaudited, except where otherwise noted)

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2003	December 29, 2002	August 31, 2002
	(Unaudited )	(Unaudited )
Assets
Current Assets
Cash and cash equivalents	$4,495	9,108	$51,004
Accounts receivable, net	24,303	43,085	65,660
Other receivables	3,360	3,458	2,685
Inventories	7,711	12,340	9,634
Prepaid expenses and other current assets	7,076	3,951	6,420
Capitalized software development costs, net	6,944	14,329	13,257
Building held for sale	5,424	—	—

Total Current Assets	59,313	86,271	148,660
Fixed assets, net	19,731	29,332	30,760
Capitalized software development costs	—	—	1,813
Other assets	893	1,410	1,662

Total Assets	$79,937	$117,013	$182,895

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Short-term borrowings	$30,799	26,403	$54,508
Trade accounts payable	28,477	28,562	40,151
Accrued expenses	28,751	27,469	44,828
Accrued selling expenses	26,649	24,780	14,945
Accrued restructuring charges	2,299	4,081	—
Mortgage payable	4,600	—	—
Income taxes payable	1,234	1,440	1,515

Total Current Liabilities	122,809	112,735	155,947
Long-Term Liabilities
Long-term debt	632	4,645	4,737
Other long-term liabilities	2,654	2,654	2,856

Total Liabilities	126,095	120,034	163,540

Stockholders’ (Deficit) Equity
Preferred stock, $0.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $0.02 par value; 200,000 shares authorized, 96,621, 92,611 and 92,471 shares issued and outstanding	1,932	1,852	1,849
Additional paid-in capital	313,616	311,577	311,458
Accumulated deficit	(359,911)	(314,931)	(292,106)
Accumulated other comprehensive loss	(1,795)	(1,519)	(1,846)

Total Stockholders’ (Deficit) Equity	(46,158)	(3,021)	19,355

Total Liabilities and Stockholders’ (Deficit) Equity	$79,937	$117,013	$182,895

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Seven Months Ended		Month Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002	December 29, 2002
Net revenue	$27,960	$66,820	$101,589	$160,188	$10,487
Cost of revenue	37,522	28,897	76,507	62,891	6,284

Gross (loss) profit	(9,562)	37,923	25,082	97,297	4,203

Operating expenses
Marketing and selling	9,613	11,787	32,295	30,132	2,547
General and administrative	10,868	10,669	24,549	25,165	3,036
Research and development	11,016	8,984	25,392	23,133	2,672
Restructuring charges	324	—	4,824	—	4,500
Impairment on building held for sale	2,146	—	2,146	—	—

Total operating expenses	33,967	31,440	89,206	78,430	12,755

(Loss) earnings from operations	(43,529)	6,483	(64,124)	18,867	(8,552)

Other income (expense)
Interest expense, net	(1,936)	(1,669)	(4,073)	(5,301)	(495)
Loss on early retirement of debt	—	(1,221)	—	(1,221)	—
Other income (expense)	423	(31)	201	(843)	92

Total other expense	(1,513)	(2,921)	(3,872)	(7,365)	(403)

(Loss) earnings before income taxes	(45,042)	3,562	(67,996)	11,502	(8,955)
Income tax (benefit) provision	(62)	(808)	(191)	(944)	(1)

Net (loss) earnings	$(44,980)	$4,370	$(67,805)	$12,446	$(8,954)

Net (loss) earnings per share data:
Basic	$(0.49)	$0.05	$(0.73)	$0.15	$(0.10)

Diluted	$(0.49)	$0.05	$(0.73)	$0.14	$(0.10)

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Preferred Stock Issued	Common Stock Issued		Additional Paid-In Capital	Notes Receivable
		Shares	Amount
Balance at August 31, 2001	$—	77,279	$1,546	$271,031	$(3,595)
Net loss	—	—	—	—	—
Issuances of common stock in private placement	—	7,167	143	19,642	—
Issuances of common stock for exercises of warrants by executive officers	—	1,125	23	3,352	(3,352)
Issuances of common stock in connection with note retirements and conversions	—	5,039	101	18,729	—
Exercise of stock options and warrants	—	2,071	41	4,662	—
Cancellations of common stock	—	(551)	(11)	11	—
Warrants issued and other non-cash charges in connection with supplemental bank loan	—	—	—	732	—
Expenses incurred in connection with issuances of common stock	—	—	—	(287)	—
Issuance of common stock under employee stock purchase plan	—	341	6	533	—
Foreign currency translation loss	—	—	—	—	—

Balance at August 31, 2002	$—	92,471	$1,849	$318,405	$(6,947)
Net loss	—	—	—	—	—
Exercise of stock options and warrants	—	10	—	11	—
Issuance of common stock under employee stock purchase plan	—	140	3	118	—
Issuance of common stock to executive officers for providing collateral for credit agreement.	—	4,000	80	1,480	—
Warrants issued to executive officers for providing collateral for credit agreement	—	—	—	305	—
Warrant modification charges in connection with common stock issuance to executive officers	—	—	—	165	—
Stock option compensation				79	—
Foreign currency translation gain	—	—	—	—	—

Balance at March 31, 2003	$—	96,621	$1,932	$320,563	$(6,947)

*	The amounts as of and for the seven months ended March 31, 2003 are unaudited.

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

(In thousands)

	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Income (loss)
Balance at August 31, 2001	(287,573)	(1,764)	(20,355)
Net loss	(4,533)	—	(4,533)	(4,533)
Issuances of common stock in private placement	—	—	19,785	—
Issuances of common stock for exercises of warrants by executive officers	—	—	23	—
Issuances of common stock in connection with note retirements and conversions	—	—	18,830	—
Exercise of stock options and warrants	—	—	4,703	—
Cancellations of common stock	—	—	—	—
Warrants issued and other non-cash charges in connection with supplemental bank loan	—	—	732	—
Expenses incurred in connection with issuances of common stock	—	—	(287)	—
Issuance of common stock under employee stock purchase plan	—	—	539	—
Foreign currency translation loss	—	(82)	(82)	(82)

Balance at August 31, 2002	$(292,106)	$(1,846)	$19,355	(4,615)

Net loss	(67,805)	—	(67,805)	(67,805)
Exercise of stock options and warrants	—	—	11
Issuance of common stock under employee stock purchase plan	—	—	121
Issuance of common stock to executive officers for providing collateral for credit agreement	—	—	1,560
Warrants issued to executive officers for providing collateral for credit agreement	—	—	305
Warrant modification charges in connection with common stock issuance to executive officers	—	—	165
Stock option compensation	—	—	79
Foreign currency translation gain	—	51	51	51

Balance at March 31, 2003	$(359,911)	$(1,795)	$(46,158)	$(67,754)

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Seven Months Ended March 31,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net (loss) earnings	$(67,805)	$12,446
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization	4,124	4,868
Non-cash financing expense	756	895
Loss on early retirement of debt	—	1,221
Provision for price concessions and returns, net	55,938	21,138
Amortization of capitalized software development costs	17,063	6,597
Write-off of capitalized software development costs	2,045	—
Impairment charge on building held for sale	2,146	—
Non-cash compensation expense	79	—
Loss on fixed assets disposals	231	—
Other non-cash items	14	(63)
Change in operating assets and liabilities:
Accounts receivable	8,125	(32,526)
Other receivables	(1,532)	(2,262)
Other assets	300	(300)
Inventories	2,367	(4,514)
Prepaid expenses	891	(1,612)
Capitalized software development costs	(10,872)	(11,054)
Accounts payable	(11,382)	(7,869)
Accrued expenses	(22,635)	(6,128)
Income taxes payable	(345)	217
Other long-term liabilities	(202)	(705)

Net cash used in operating activities	(20,694)	(19,651)

Cash flows from investing activities:
Acquisition of fixed assets	(733)	(2,122)
Proceeds front disposal of fixed assets	79	7
Other assets	31	(184)

Net cash used in investing activities	(623)	(2,299)

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

	Seven Months Ended March 31,
	2003	2002
Cash flows from financing activities:
Repayment of convertible note	—	(12,190)
Payment of mortgages	(483)	(884)
(Payment of) proceeds from short-term bank loans, net	(23,401)	1,757
Proceeds from exercises of stock options and warrants	11	3,278
Payment of obligations under capital leases	(662)	(263)
Proceeds from issuances of common stock, net	—	21,523
Proceeds from issuance of common stock under employee stock purchase plan	121	245

Net cash (used in) provided by financing activities	(24,414)	13,466

Effect of exchange rate changes on cash	(778)	(205)

Net decrease in cash and cash equivalents	(46,509)	(8,689)

Cash and cash equivalents: beginning of period	51,004	26,797

Cash and cash equivalents: end of period	$4,495	$18,108

Supplemental schedule of non cash investing and financing activities:
Issuance of common stock for payment of convertible notes and related accrued interest	$—	$13,309
Financing costs incurred from the issuance of common stock	$1,560	$—
Financing costs incurred from the granting of warrants	$305	$—
Acquisition of equipment under capital leases	$262	$280
Conversion of notes to common stock	$—	$4,300

Cash paid during the period for:
Interest	$3,727	$7,163
Income taxes	$77	$609

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, expect per share data)

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

B. Change in Fiscal Year

In January 2003, our Board of Directors approved a plan to change our fiscal year end from August 31 to March 31. The accompanying unaudited consolidated financial statements include our results of operations for the three month quarter and the seven month fiscal year ended March 31, 2003. Fiscal year 2004 commenced on April 1, 2003 and will end on March 31, 2004. Our quarterly closing dates will occur on the Sunday closest to the last day of the calendar quarter, which encompasses the following quarter ending dates for fiscal 2004.

Quarter	Quarter End Date
First	June 29, 2003
Second	September 28, 2003
Third	December 28, 2003
Fourth	March 31, 2004

C. Business and Liquidity

We develop, publish, distribute and market video and computer game software on a worldwide basis under our brand name for popular interactive entertainment consoles, such as Sony’s PlayStation 2, Nintendo’s Game Boy Advance and GameCube, and Microsoft’s Xbox, and, to a lesser extent, personal computers. We develop our own software in four software development studios located in the U.S. and the U.K, including a recording studio in the U.S. We also contract with independent software developers to create software for us. We distribute our software directly through our subsidiaries in North America, the U.K., Germany, France, Spain and Australia. We also utilize regional distributors outside those geographic areas. We also distribute software developed and published by third parties, develop and publish strategy guides relating to our software and issue “special edition” comic magazines at various times to support certain of our brands.

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As of August 31, 2002, our independent auditors’ report, as prepared by KPMG LLP and dated October 17, 2002, includes an explanatory paragraph relating to the substantial doubt as to the ability of Acclaim to continue as a going concern due to a working capital deficit as of August 31, 2002 and the recurring use of cash in operating activities. For the seven months ended March 31, 2003 we had a net loss of $67,805 and used $20,694 of cash in operating activities. As of March 31, 2003 we have a shareholders’ deficit of $46,158, a working capital deficit of $63,496 and $4,495 of cash and cash equivalents. These factors have continued to raise substantial doubt as to the ability of Acclaim to continue as a going concern. Based on management’s plans described below, these financial statements have been prepared on a going concern basis.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

Our short-term liquidity has been supplemented with borrowings under our North American and International credit facilities with our primary lender. (Please see note 12.) To enhance liquidity, during the seven months ended March 31, 2003 we implemented targeted expense reductions through a business restructuring under which we reduced fixed and variable expenses, closed our Salt Lake City, Utah development studio, redeployed various assets, eliminated certain marginal titles under development, reduced staff and staff related expenses and lowered marketing expenditures. Additionally, on March 31, 2003, our primary lender advanced to us a supplemental discretionary loan of up to $11,000 through May 31, 2003, and $5,000 through September 29, 2003. (Please see note 12.) In May 2003, two of our executive officers, referred to as the Affiliates, each committed to our Board of Directors to prepay a portion of their outstanding loans due to us in the amount of $2,000 each. Based upon our cash resources, including the $11.0 million supplemental discretionary loan being provided by our primary lender and assuming our primary lender consents, based upon our existing collateral, to provide us supplemental financing during the second half of fiscal 2004, although we can provide no assurance to our investors that we will be able to receive such consents, and the $4,000 cash commitment from the Affiliates and assuming we achieve our sales forecast by successfully meeting our product release schedule as provided in our business operating plan, and giving effect to the continued realization of savings from our implemented expense reductions, and providing we continue to enjoy the support of our primary lender and vendors, we expect to have sufficient cash resources to meet our projected cash and operating requirements through the next twelve months. The Company continues to pursue financing and investing arrangements with outside investors. Our long-term liquidity will significantly depend on our ability to timely develop and market new software products that achieve widespread market acceptance for use with the hardware platforms that dominate the market and derive a long-term benefit from the expense reductions. In the event that we do not achieve the product release schedule, sales assumptions or continue to derive expense savings from our implemented expense reductions, or our primary lender does not consent, based upon our existing collateral, to provide us supplemental financing during the second half of fiscal 2004, we cannot assure investors that our future operating cash flows will be sufficient to meet our operating requirements, our debt service requirements or repay our indebtedness at maturity, including without limitation, repayment of the supplemental discretionary loan. In any such event, our operations and liquidity will be materially and adversely affected and we could be forced to cease operations.

C. Net Revenue

We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” in conjunction with the applicable provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition.” Accordingly, we recognize revenue for software when there is (1) persuasive evidence that an arrangement exists, which is generally a customer purchase order, (2) the software is delivered, (3) the selling price is fixed and determinable and (4) collectibility of the customer receivable is deemed probable. We do not customize our software or provide postcontract support to our customers.

The timing of when we recognize revenue generally differs for our retail customers and distributor customers. For retail customers, we recognize software product revenue when the products are shipped to the retail customers. Because we do not provide extended payment terms and our revenue arrangements with retail customers do not include multiple deliverables such as upgrades, postcontract customer support or other elements, our selling price for software products is fixed and determinable when titles are shipped to retail customers. We generally deem collectibility probable when we ship titles to retail customers as the majority of these sales are to major retailers that possess significant economic substance, the arrangements consist of payment terms of 60 days, and the customers’ obligation to pay is not contingent on the resale of product in the retail channel. For distributor customers, collectibility is deemed probable and we recognize revenue on the earlier to occur of when the distributor pays the invoice or when the distributor provides persuasive evidence that the product has been resold, assuming all other revenue recognition criteria have been met.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

We are not contractually obligated to accept returns, except for defective product. However, we grant price concessions to our customers who primarily are major retailers that control the market access to the consumer when those concessions are necessary to maintain our relationship with the retailers and access to their retail channel customers. If the consumers’ demand for a specific title falls below expectations or significantly declines below previous rates of sell-through, then, we may provide a price concession or credit to spur further sales by the retailer to maintain the customer relationship. We record revenue net of an allowance for estimated price concessions and returns. We must make significant estimates and judgments when determining the appropriate allowance for price concessions and returns in any accounting period. In order to derive and evaluate those estimates, we analyze historical price concessions and returns, current sell-through of product and retailer inventory, current economic trends, changes in consumer demand and acceptance of our products in the marketplace, among other factors. Please see note 1F.

Allowances for price concessions and returns are reflected as a reduction of accounts receivable when we have agreed to grant credits to our customers; otherwise, they are reflected as an accrued liability. Our allowance for price concessions and returns, including both the accounts receivable and accrued liability components, is summarized below:

	March 31, 2003	August 31, 2002
Gross accounts receivable (please see note 2)	$50,980	$95,877

Allowances:
Accounts receivable allowance (please see note 2)	$26,677	$30,217
Accrued price concessions (please see note 10)	19,623	10,001
Accrued rebates (please see note 10)	2,010	1,957

Total allowances	$48,310	$42,175

D.    Interest Expense, Net

Interest expense, net is comprised of:

	Three Months Ended		Seven Months Ended		Month Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002	December 29, 2002
Interest income	$216	$175	$465	$480	57
Interest expense	(2,152)	(1,844)	(4,538)	(5,781)	(552)

	$(1,936)	$(1,669)	$(4,073)	$(5,301)	(495)

E.    Shipping and Handling Costs

We record shipping and handling costs as a component of general and administrative expenses. We do not invoice our customers for and have no revenue related to shipping and handling costs. These costs amounted to $1,042 for the three months ended March 31, 2003, $1,063 for the three months ended March 31, 2002, $2,755 for the seven months ended March 31, 2003 and $2,680 for the seven months ended March 31, 2002.

F.    Estimates

To prepare our financial statements in conformity with accounting principles generally accepted in the United States of America, management must make estimates and assumptions that affect the amounts of reported assets and liabilities, the disclosures for contingent assets and liabilities on the date of the financial statements and the amounts of revenue and expenses during the reporting period. Actual results could differ from our estimates. Among the more significant estimates we included in these financial statements is our allowance for price concessions and returns, valuation allowances for inventory and valuation allowances for the recoverability of prepaid royalties. During the seven months ended March 31, 2003, net revenue decreased by $14,438 when we increased our August 31, 2002 allowance for price concessions and returns because actual product sell-through in the retail channel during the subsequent 2002 holiday season and through the end of March 2003, particularly for the Turok: Evolution software title released in the fourth quarter of fiscal 2002, demonstrated that additional allowances were required.

G.    New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB or the “Board”) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We implemented the provisions of SFAS No. 146 during the three months ended March 31, 2003 in connection with our restructuring activities. Please see note 11.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor’s year-end. Implementation of this standard during the three months ended March 31, 2003 had no effect on our statement of financial position or results of operations.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, (SFAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure”, amending FASB Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement for the current fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard will have no impact on our consolidated financial position or results of operations. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor their progress on the issuance of this standard as well as evaluate our position with respect to current guidelines.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The per share weighted average fair value of stock options granted was $0.68 during the seven months ended March 31, 2003 and $1.66 during the seven months ended March 31, 2002 on the dates of grant. We used the Black Scholes option-pricing model to calculate the fair values of the stock options we granted with the following weighted-average assumptions:

	Seven Months Ended
	March 31, 2003	March 31, 2002
Expected dividend yield	0%	0%
Risk free interest rate	2.2%	3.5%
Expected stock volatility	125%	52%
Expected option life	3 yrs	3 yrs

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

	Seven Months Ended
	March 31, 2003	March 31, 2002
Net (loss) earnings:
As reported	$(67,805)	$12,446
Add: Stock-based compensation expense included in net (loss) earnings	79	—
Deduct: Total stock-based employee compensation expense using fair value method	(2,999)	(5,436)

Pro forma	$(70,725)	$7,010

Diluted net (loss) earnings per share:
As reported	$(0.73)	$0.14

Pro forma	$(0.76)	$0.08

In January 2003, the FASB issued FASB Interpretation No. 46, (FIN 46) “Consolidation of Variable Interest Entities.” The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. The Interpretation requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. We do not currently have any variable interest entities and, therefore, the adoption of FIN 46 will not affect our financial statements.

H.    Comprehensive Income (Loss)

Comprehensive loss for the seven months ended March 31, 2003 is presented in the accompanying Consolidated Statement of Stockholders’ Equity (Deficit). Comprehensive income (loss) was $12,606 for the seven months ended March 31, 2002, $(45,256) for the three months ended March 31, 2003, $4,847 for the three months ended March 31, 2002 and $(8,825) for the one month ended December 29, 2002.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

I.    License Agreements

We and various Sony computer entertainment companies (collectively, “Sony”) have entered into agreements pursuant to which we maintain a non-exclusive, non-transferable license to utilize the “Sony” name and its proprietary information and technology in order to develop and distribute software for PlayStation and PlayStation 2 in various territories throughout the world, including North America, Australia, Europe and Asia. In March 2003, our agreements with Sony for PlayStation platforms renewed automatically and now expire in March 2004.

J.    Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	ACCOUNTS RECEIVABLE

Accounts receivable are comprised of:

	March 31, 2003	August 31, 2002
Assigned receivables due from factor	$42,704	$82,044
Unfactored accounts receivable	8,276	13,833

	50,980	95,877
Allowance for price concessions and returns	(26,677)	(30,217)

	$24,303	$65,660

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

Before our primary lender purchases our U.S. accounts receivable and remits payment to us for the purchase price, it may, in its discretion, provide us cash advances under our North American credit agreement (please see note 12) taking into account the assigned receivables due from our customers, among other things. As of March 31, 2003, our primary lender was advancing us 60% of the eligible receivables due from our retail customers. As of March 31, 2003, the factoring charge, recorded in interest expense, was 0.25% of assigned accounts receivable with invoice payment terms of up to 60 days and an additional 0.125% for each additional 30 days or portion thereof.

3.    OTHER RECEIVABLES

Other receivables are comprised of:

	March 31, 2003	August 31, 2002
Notes receivable and accrued interest due from officers (please see note 12)	$1,469	$1,016
Licensing fee recovery	1,415	1,415
Other	476	254

	$3,360	$2,685

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

4.    INVENTORIES

Inventories are comprised of:

	March 31, 2003	August 31, 2002
Raw material and work-in-process	$131	$1,073
Finished goods	7,580	8,561

	$7,711	$9,634

5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of:

	March 31, 2003	August 31, 2002
Prepaid advertising costs	$414	$2,105
Prepaid insurance	3,122	1,196
Prepaid taxes	326	240
Royalty advances	754	1,779
Financing costs (please see notes 12B and 15)	1,724	—
Other prepaid expenses	736	1,100

	$7,076	$6,420

6.    BUILDING HELD FOR SALE

Management committed itself to a plan to sell our building located in the United Kingdom. The building is not currently in use. In connection with the plan, we recorded an impairment charge of $2,146 to adjust the building’s net carrying value to its fair value of $5,424, net of expected selling costs. As of March 31, 2003, the carrying value of the building was reclassified from fixed assets to current assets and its associated mortgage payable was reclassified from long-term debt to current liabilities as we expect to sell the building within a year.

7.    FIXED ASSETS

Fixed assets are comprised of:

	March 31, 2003	August 31, 2002
Buildings and improvements	$20,155	$29,650
Furniture, fixtures and equipment	43,405	47,064
Automotive equipment	394	636

	63,954	77,350
Accumulated depreciation	(44,223)	(46,590)

	$19,731	$30,760

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

8.    OTHER ASSETS

Other assets are comprised of:

	March 31, 2003	August 31, 2002
Deferred financing costs	$320	$772
Deposits	473	490
Notes receivable due from officers (please see note 16)	100	400

	$893	$1,662

9.    ACCRUED EXPENSES

Accrued expenses are comprised of:

	March 31, 2003	August 31, 2002
Accrued advertising and marketing	$300	$2,797
Accrued consulting and professional fees	1,201	1,219
Accrued excise and other taxes	1,197	4,024
Accrued duty and freight	887	1,221
Accrued litigation	1,535	76
Accrued payroll	4,002	7,494
Accrued purchases	4,893	15,103
Accrued royalties payable and licensing obligations	12,188	10,087
Other accrued expenses	2,548	2,807

	$28,751	$44,828

10.    ACCRUED SELLING EXPENSES

Accrued selling expenses are comprised of:

	March 31, 2003	August 3l, 2002
Accrued cooperative advertising	$3,187	$1,229
Accrued price concessions	19,623	10,001
Accrued sales commissions	1,829	1,758
Accrued rebates	2,010	1,957

	$26,649	14,945

11.    ACCRUED RESTRUCTURING CHARGES

In December 2002 and January 2003, we restructured our operations in order to lower our operating expenses and improve our operating cash flows. Under the plan, we closed our software development studio located in Salt Lake City, Utah, and reduced global administrative headcount. The studio closing was designed to

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

achieve financial efficiencies through consolidation of all our domestic internal product development into one location. The closure of the development studio and reduction of global administrative headcount reduced our overall headcount by approximately 100 employees and resulted in restructuring charges of $4,500 during the month of December 2002 and another $324 during the three months ended March 31, 2003. The restructuring charges include accruals for employee termination costs, the write-off of certain fixed assets and leasehold improvements and the development studio lease commitment, which is net of estimated sub-lease rental income. The development studio lease commitment expires in May 2007 and the severance agreements expire over various periods through April 2004.

No restructuring charges were incurred for the three and seven months ended March 31, 2002.

The following table presents the components of restructuring charges incurred for the seven months ended March 31, 2003 and the change in accrued restructuring charges from August 31, 2002 to March 31, 2003.

Beginning balance as of August 31, 2002	$—
Severance and other employee termination benefits	3,459
Lease commitment, net of estimated sub-lease rental income	567
Asset write-offs	436
Other costs	38

Restructuring charges incurred and expensed	4,500
Less: costs paid	(419)

Balance as of December 29, 2002	$4,081
Severance and other employee termination benefits	324
Less: Cash paid	(2,106)

Ending balance as of March 31, 2003	$2,299

12. DEBT

Debt is comprised of:

	March 31, 2003	August 31, 2002
Short term debt:
Mortgage notes (A)	$—	$837
Obligations under capital leases	736	1,065
Supplemental bank loan (B)	11,000	—
Advances from International factor (C)	4,110	757
Advances from North American factor (please see note 2)	4,154	42,349
Bank participation advance (D)	9,500	9,500
Promissory notes (E)	737	—
Bank overdraft	562	—

	30,799	54,508

Long term debt:
Mortgage notes (A)	—	4,079
Obligations under capital leases	632	658

	632	4,737

	$31,431	$59,245

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

A.    Mortgage Notes

In March 2000, we entered into a seven-year term secured credit facility with our U.K. bank to finance the purchase of a building in the U.K. and concurrently granted our U.K. bank a mortgage on the building. We are required to make quarterly principal payments of $215 (£137.5) pursuant to the secured credit facility. The U.K. bank charges us interest at 2.00% above LIBOR (5.94% as of March 31, 2003; 5.97% at August 31, 2002). We had a principal balance outstanding under this credit facility of $4,916 (£3,230) as of August 31, 2002. As of March 31, 2003, the building was held for sale (please see note 6) and, accordingly, we reclassified the building as a separate component in current assets and the associated mortgage payable of $4,600 (£2,924) as a separate component of current liabilities.

B.    North American Credit Agreement

Our primary lender and we are parties to a North American credit agreement, which expires on August 31, 2003. This agreement automatically renews for additional one-year periods, unless our primary lender or we terminate the agreement with 90 days’ prior notice. Under the agreement, our primary lender generally advances cash to us based on a borrowing formula that primarily takes into account the balance of our eligible U.S. receivables that the primary lender expects to purchase in the future, and to a lesser extent our finished goods inventory balances. Advances to us under the North American credit agreement bear interest at 1.50% per annum above our primary lender’s prime rate (5.75% as of March 31, 2003; 6.25% as of August 31, 2002). Borrowings that our primary lender may provide us in excess of an availability formula bear interest at 2.00% above our primary lender’s prime rate. Under the North American credit agreement, we may not borrow more than $30,000 or the amount calculated using the availability formula, whichever is less, unless our primary lender approves a supplemental discretionary loan. Our primary lender has secured all of our obligations under the North American credit agreement with substantially all of our assets. Under the terms of the North American credit agreement, we are required to maintain specified levels of working capital and tangible net worth, among other financial covenants. As of March 31, 2003 and August 31, 2002, we were not in compliance with respect to some of the financial covenants contained in the agreement and received waivers from our primary lender.

On March 31, 2003, our primary lender and we amended our North American credit agreement to allow for supplemental discretionary loans of up to $11,000 through May 31, 2003, and $5,000 through September 29, 2003 above the standard formula for short-term funding. As a condition for the amendment, two of our executive officers, otherwise referred to as the Affiliates, pledged an aggregate cash deposit of $2,000 with our primary lender in order to provide a limited guarantee of our obligations. Our primary lender will return the cash deposit to the Affiliates within five days following our timely repayment of the supplemental discretionary loans which are due to be fully repaid on September 30, 2003. As consideration to the Affiliates for making the deposit, and based upon the advice of, and a fairness opinion obtained from an independent financial advisor, on March 31, 2003, the Audit Committee approved and the Board of Directors authorized the issuance to each Affiliate 2,000 shares of our common stock with an aggregate market value of $1,560 and a warrant to purchase 500 shares of our common stock at an exercise price of $0.50 per share with an aggregate fair value of $305. We are expensing the fair value of the consideration provided to the affiliates as a non-cash financing expense over the period between the date the initial supplemental loans were advanced, February 2003, and the date they are required to be fully repaid in September 2003. During the three months ended March 31, 2003, we expensed $306, which is included in interest expense. We have entered into an agreement with the Affiliates which stipulates that in the event the deposit is applied by our primary lender to the repayment of the outstanding supplemental loan obligations and not returned to the Affiliates, we will either repay such amount to the Affiliates or apply the amount as an offset, to the extent permitted by applicable law, against the balance of any net amounts due to us by the Affiliates (please see note 16).

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

In May 2003, the Affiliates agreed to prepay a portion of their outstanding loans due to us in the amount of $2,000.

Advances outstanding under the North American credit agreement within the standard borrowing formula amounted to $4,154 as of March 31, 2003 and $42,349 as of August 31, 2002. The supplemental discretionary loan outstanding amounted to $11,000 as of March 31, 2003. No supplemental discretionary loan was outstanding as of August 31, 2002.

During fiscal 2002 and fiscal 2001, our primary lender advanced us and we repaid supplemental discretionary loans above the standard formula for short-term funding under our North American credit agreement. As additional security for the supplemental loans, two of our executive officers personally pledged as collateral an aggregate of 1,568 shares of our common stock. If the market value of the pledged stock (based on a ten trading day average reviewed by our primary lender monthly) decreases below $5,000 while we have a supplemental discretionary loan outstanding and our officers do not deliver additional shares of our common stock to cover the shortfall, then our primary lender would be entitled to reduce the outstanding supplemental loan by an amount equal to the shortfall. Our primary lender will release the 1,568 shares of common stock the affiliates pledged following a 30-day period in which we are not in an overformula position exceeding $1,000 and are not otherwise in default under the North American credit agreement.

C.    Advances from International Factor

In fiscal 2001, several of our international subsidiaries entered into a receivables facility with our U.K. bank. Under the international facility, we can obtain financing of up to the lesser of approximately $18,000 or 60% of the aggregate amount of eligible receivables from our international operations. The amounts we borrow under the international facility bear interest at 2.00% per annum above LIBOR (5.17% as of March 31, 2003 and 6.00% as of August 31, 2002). This international facility has a term of three years, which automatically renews for additional one-year periods thereafter unless either our U.K. bank or we terminate it upon 90 days’ prior notice. Our U.K bank has secured the international facility with the accounts receivable and assets of our international subsidiaries that participate in the facility. We had an outstanding balance under the international facility of $4,110 as of March 31, 2003 and $757 as of August 31, 2002.

D.    Bank Participation Advance

In March 2001, our primary lender entered into junior participation agreements with some investors. As a result of the participation agreements, our primary lender advanced us $9,500 for working capital purposes. We are required to repay the $9,500 bank participation advance to our primary lender upon the earlier to occur of the termination of the North American credit agreement, currently August 31, 2003, or March 12, 2005. Our primary lender is required to purchase the participation agreements from the investors on the earlier to occur of March 12, 2005, or the date we repay all amounts outstanding under the North American credit agreement and the agreement is terminated. If we were not able to repay the bank participation advance, the junior participants would have subordinated rights assigned to them under the North American credit agreement for the unpaid balance.

E.    Promissory Note

In March 2003, we provided a promissory note to an independent software developer in the amount of $804 with a balance of $737 at March 31, 2003. The note bears interest at a rate of 8% per annum and is due to be fully paid by February 2004. As of March 31, 2003, the balance outstanding under the note was $736.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

F.    Our debt matures as follows:

Fiscal years ending March 31,
2004	$30,799
2005	441
2006	180
2007	11

$31,431

13.    EARNINGS (LOSS) PER SHARE

	Three Months Ended		Seven Months Ended		Month Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 3l, 2002	December 29, 2002
Basic EPS Computation:
Net (loss) earnings	$(44,980)	$4,370	$(67,805)	$12,446	$(8,954)

Weighted average common shares outstanding	92,665	85,653	92,568	81,113	92,520

Basic net (loss) earnings per share	$(0.49)	$0.05	$(0.73)	$0.15	$(0.10)

Diluted EPS Computation:
Net (loss) earnings	$(44,980)	$4,370	$(67,805)	$12,446	$(8,954)

Weighted average common shares outstanding	92,665	85,653	92,568	81,113	92,520
Dilutive potential common shares: Stock options and warrants	—	4,461	—	4,898	—

Diluted common shares outstanding	92,665	90,114	92,568	86,011	92,520

Diluted net (loss) earnings per share	$(0.49)	$0.05	$(0.73)	$0.14	$(0.10)

We have excluded the effect of stock options and warrants in our calculation of diluted earnings per share for the three and seven months ended March 31, 2003 because their impact would have been antidilutive. As of March 31, 2003 and August 31, 2002 common stock equivalents excluded from earnings (loss) per share were 14,978 and 13,003 options and 4,787 and 3,945 warrants, respectively.

14.    STOCK OPTION AND PURCHASE PLANS

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

For the incentive stock options we granted to employees under the plans, the exercise price per share was equal to the market price of our common stock on the dates of grant, or 110% of the market price for certain

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

employees. For non-incentive stock options granted to employees under the plans, the exercise price per share was not less than 85% of the market price of our common stock on the dates of grant. Generally, outstanding options become exercisable equally over a three-year period starting on the date of grant (although this may be accelerated due to retirement, disability or death). Normally, employees, directors and consultants must exercise their outstanding options within ten years from the date they were granted. Some employees who were granted incentive options must exercise their outstanding options within five years from the date they were granted. As of March 31, 2003, option holders were able to purchase approximately 8,385 shares of our common stock from exercisable options at a weighted-average exercise price of $3.86 per share and we had available for future grant 3,188 options to purchase shares of our common stock. Other than 100 shares of our common stock we issued to an employee, through March 31, 2003 we have not issued any stock appreciation rights or shares of common stock under our 1998 stock incentive plan.

Option transactions under the 1988 and 1998 stock option plans for fiscal 2003 are summarized below:

	Shares Under Option	Weighted Average Exercise Price
Outstanding, August 31, 2002	12,930	$4.14
Granted	4,348	$0.92
Exercised	(10)	$1.03
Canceled	(2,290)	$3.35

Outstanding, March 31, 2003	14,978	$4.14

Options outstanding under the 1988 and 1998 stock option plans as of March 31, 2003 are summarized in ranges as follows:

Range of Exercise Price			Weighted Average Exercise Price	Number of Options Outstanding	Weighted Average Remaining Life
$ 0.39	–	$ 0.54	$ 0.43	1,500	10.0 years
0.66	–	0.91	0.75	278	9.7 years
1.03	–	1.59	1.22	3,251	9.1 years
1.63	–	2.38	2.10	1,141	8.4 years
2.50	–	3.73	3.37	1,843	6.1 years
3.79	–	5.58	4.29	5,878	7.0 years
5.75	–	7.94	7.32	736	4.4 years
8.69	–	12.13	10.55	145	3.3 years
16.38	–	24.00	20.50	206	1.4 years

				14,978

B.    Employee Stock Purchase Plan

Effective May 4, 1998, we adopted an employee stock purchase plan to provide employees who meet eligibility requirements an opportunity to purchase shares of our common stock through payroll deductions of up to 10% of eligible compensation. Bi-annually, we use participant account balances to purchase shares of our

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

common stock at a per share price of 85% of the lesser of the fair market value per share on the exercise date or the price on the offering date. The plan will remain in effect for a term of 20 years, unless terminated sooner by our Board of Directors. A total of 3,000 shares of our common stock are available for employees to purchase under the plan. Employees purchased 140 shares of our common stock in the seven months ended March 31, 2003 under the plan.

15.    EQUITY

On March 31, 2003, as a result of the 4,000 common shares authorized to be issued to the Affiliates in connection with the amendment to the North American credit agreement with our primary lender (please see note 12B) and the anti-dilution provisions originally included in certain of our outstanding warrants on the date of our authorization to issue the shares, the number of shares issuable under the warrants increased and the exercise price decreased to $0.39 per share. We will amortize the excess of the fair value of the total modified warrants over the fair value of the original warrants of $165, as calculated using the Black-Scholes option pricing model, as a non-cash financing expense on a straight-line basis over the period between March 31, 2003 and September 30, 2003, the date on which the discretionary supplemental loan is due to be repaid. The following table summarizes the warrant modifications:

	Modified		Original		Expiration Date
Issuance Purpose	Number	Exercise Price	Number	Exercise Price
1997 financing	569	$0.39	337	$1.25	February, 2006
2000 financing	210	0.39	125	1.25	July, 2005
2002 financing	255	0.39	136	3.00	October, 2006

	1,034	0.39	598	1.65

In March 2003, warrants to issue 594 shares of our common stock with an exercise price of $3.61 per share expired unexercised.

As of March 31, 2003 and August 31, 2002, we had common shares reserved for issuance for the following warrants:

	March 31, 2003		August 31, 2002		Expiration Date
Issuance Purpose	Number	Exercise Price	Number	Exercise Price
Junior participation	1,270	$1.25	1,270	$1.25	March, 2006
Litigation settlement	—	—	594	3.61	March, 2003
2002 officer	1,250	2.88	1,250	2.88	April, 2012
2003 officer	1,000	0.50	—	—	March, 2008
1997 financing	569	0.39	337	1.25	February, 2006
2000 financing	210	0.39	125	1.25	July, 2005
2002 financing	255	0.39	136	3.00	October, 2006
2001 private placement	233	3.46	233	3.56	July, 2004

	4,787	1.44	3,945	2.32

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

16.    RELATED PARTY TRANSACTIONS

Fees for services

We pay sales commissions to a firm, which is owned and controlled by one of our executive officers, who is also a director and a principal stockholder. The firm earns these sales commissions based on the amount of our software sales the firm generates. Commissions earned by the firm amounted to $102 for the three months ended March 31, 2003, $310 for the three months ended March 31, 2002, $279 for the seven months ended March 31, 2003 and $315 for the seven months ended March 31, 2002. We owed the firm $498 as of March 31, 2003 and $385 as of August 31, 2002.

During previous fiscal years, we received legal services from two law firms of which two members of our Board of Directors are partners. We incurred fees from one of those firms of $279 for the three months ended March 31, 2003 and $528 for the seven months ended March 31, 2003. We incurred fees from both firms of $170 for the three months ended March 31, 2002 and $318 for the seven months ended March 31, 2002. We owed fees of $353 as of March 31, 2003 and $200 as of August 31, 2002 to one of the firms.

Notes receivable

In October 2002, we loaned a senior executive $300 under a promissory note for the purpose of purchasing a new residence. Our Compensation Committee approved the terms and provisions of the loan in April of 2002. The promissory note bears interest at a rate of 6.00% per annum. Security for the repayment of the promissory note is a mortgage on the executive’s principal residence. The maturity date of the note is November 1, 2005. The loan shall be forgiven by us 50% in May 2003 and 25% in each of October 2004 and October 2005 so long as the executive remains employed with Acclaim. If the executive voluntarily leaves the employment of Acclaim or is terminated for cause, at any time prior to the maturity date of the note, the executive must repay a pro-rata portion of the unpaid principal balance of the loan plus accrued and unpaid interest thereon. We are recording compensation expense for the principal balance of the loan over the periods that each portion will be forgiven. Accordingly, during the three and seven months ended March 31, 2003, we expensed $133 of the unpaid principal balance. As of March 31, 2003, the unpaid principal balance and related accrued interest under the loan was $167, which was included in other receivables.

In February 2002, relating to an officer’s employment agreement, we loaned one of our executive officers $300 under a promissory note for the purpose of purchasing a new residence. The promissory note bore interest at a rate of 6.00% per annum, which was due by December 31st of each year the promissory note remained outstanding. In January 2003, in connection with terminating the officer’s employment and in accordance with the officer’s employment agreement, we forgave and expensed as compensation the unpaid principal balance. As of March 31, 2003, the unpaid principal balance and related accrued interest under the loan was $167, which was included in other receivables.

In February 2002, relating to an officer’s employment agreement, we loaned one of our executive officers $300 under a promissory note for the purpose of purchasing a new residence. The promissory note bore interest at a rate of 6.00% per annum, which was due by December 31st of each year the promissory note remained outstanding. In January 2003, in connection with terminating the officer’s employment and in accordance with the officer’s employment agreement, we forgave and expensed as compensation the unpaid principal balance and related accrued interest of $302. As of August 31, 2002, the unpaid principal balance, included in other assets, was $300, and the related accrued interest, included in other receivables, was $8.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

In October 2001, we issued a total of 1,125 shares of our common stock to two of our executive officers when they exercised their warrants with an exercise price of $3.00 per share. For the shares we issued, we received cash of $23 for their par value and two promissory notes totaling $3,352 for the unpaid portion of the exercise price of the warrants. The principal amount and accrued interest are due and payable on the earlier of (i) August 31, 2003 and (ii) to the extent of the proceeds of any warrant share sale, the third business day following the date upon which the respective executive sells any or all of the warrant shares. The terms and provisions of the notes will not be materially modified or amended, nor will the term be extended or renewed. The notes provide us full recourse against the officers’ assets. The notes bear interest at our primary lender’s prime rate plus 1.50% per annum. Other receivables includes accrued interest receivable on the notes of $324 as of March 31, 2003 and $202 as of August 31, 2002. The notes receivable have been classified as a contra-equity balance in additional paid-in capital.

In July 2001, we issued a total of 1,500 shares of our common stock to two of our executive officers when they exercised their warrants with an exercise price of $2.42 per share. For the shares issued, we received cash of $30 for their par value and two promissory notes totaling $3,595 for the unpaid portion of the exercise price of the warrants. The principal amount and accrued interest are due and payable on the earlier of (i) August 31, 2003 and (ii) to the extent of the proceeds of any warrant share sale, the third business day following the date upon which the respective executive sells any or all of the warrant shares. The terms and provisions of the notes will not be materially modified or amended, nor will the term be extended or renewed. The notes provide us full recourse against the officers’ assets. The notes bear interest at our primary lender’s prime rate plus 1.50% per annum. Other receivables includes accrued interest receivable on the notes of $426 as of March 31, 2003 and $294 as of August 31, 2002. The notes receivable have been classified as a contra-equity balance in additional paid-in capital.

In August 2000, relating to an officer’s employment agreement, we loaned one of our officers $200 under a promissory note. The note bears no interest and must be repaid on the earlier to occur of the sale of the officer’s personal residence or August 24, 2004. Based on the officer’s employment agreement, we were to forgive the loan at a rate of $25 for each year the officer remained employed with us up to a maximum of $100. Accordingly, in fiscal 2001, we expensed $25 and reduced the officer’s outstanding loan balance. In May 2002, relating to a separation agreement with the officer, we forgave and expensed another $75. The balance outstanding under the loan was $100 as of March 31, 2003 and August 31, 2002, which is included in other assets.

In August 1998, relating to an officer’s employment agreement, we loaned one of our officers $500 under a promissory note. We reduced the note balance by $50 in August 1999, relating to the officer’s employment agreement, and by $200 in January 2000 relating to the employee’s termination. The note bears no interest and must be repaid on the earlier to occur of the sale or transfer of the former officer’s personal residence or August 11, 2003. The balance outstanding under the loan was $250 as of March 31, 2003 and August 31, 2002 and was included in other receivables.

Warrants

In October 2001, we issued to two of our executive officers warrants to purchase a total of 1,250 shares of our common stock at an exercise price of $2.88 per share, the fair market value of our common stock on the grant date. We issued the warrants to the officers in consideration for their services and personal pledge of 1,250 shares of our common stock to our primary lender, as additional security for our supplemental discretionary loans (please see note 12).

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

17.    SEGMENT INFORMATION

Our chief operating decision-maker is our Chief Executive Officer. We have two reportable segments, North America and Europe and Pacific Rim, which we organize, manage and analyze geographically and which operate in one industry segment: the development, marketing and distribution of entertainment software. We have presented information about our operations for the three and seven months ended March 31, 2003 and 2002 below:

	North America	Europe and Pacific Rim	Eliminations	Total
Three Months Ended March 31, 2003
Net revenue from external customers	$11,412	$16,548	$—	$27,960
Intersegment sales	10	4,570	(4,580)	—

Total net revenue	$11,422	$21,118	$(4,580)	$27,960

Interest income	$185	$31	$—	$216
Interest expense	1,870	282	—	2,152
Depreciation and amortization	1,366	345	—	1,711
Impairment on building held for sale	—	2,146	—	2,146
Operating loss	(38,303)	(5,226)	—	(43,529)

Three Months Ended March 31, 2002
Net revenue from external customers	$49,786	$17,034	$—	$66,820
Intersegment sales	37	2,176	(2,213)	—

Total net revenue	$49,823	$19,210	$(2,213)	$66,820

Interest income	$159	$16	$—	$175
Interest expense	1,634	210	—	1,844
Depreciation and amortization	1,774	351	—	2,125
Operating profit	4,584	1,899	—	6,483

Seven Months Ended March 31, 2003
Net revenue from external customers	$43,347	$58,242	$—	$101,589
Intersegment sales	17	7,875	(7,892)	—

Total net revenue	$43,364	$66,117	$(7,892)	$101,589

Interest income	$415	$50	$—	$465
Interest expense	3,821	717	—	4,538
Depreciation and amortization	3,329	795	—	4,124
Impairment on building held for sale	—	2,146	—	2,146
Operating loss	(61,059)	(3,065)	—	(64,124)
Identifiable assets as of March 31, 2003	49,474	30,463	—	79,937

Seven Months Ended March 31, 2002
Net revenue from external customers	$116,827	$43,361	$—	$160,188
Intersegment sales	39	5,632	(5,671)	—

Total net revenue	$116,866	$48,993	$(5,671)	$160,188

Interest income	$386	$94	$—	$480
Interest expense	5,250	531	—	5,781
Depreciation and amortization	4,073	795	—	4,868
Operating profit	16,723	2,144	—	18,867
Identifiable assets as of March 31, 2002	112,573	34,147	—	146,720

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

Our gross revenue was derived from the following product categories:

	Three Months Ended		Seven Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Cartridge-based software:
Nintendo Game Boy	3%	10%	4%	8%

Subtotal for cartridge-based software	3%	10%	4%	8%

Disc-based software:
Sony Play Station 2: 128-bit	65%	54%	64%	57%
Sony Play Station 1: 32-bit	1%	6%	3%	7%
Microsoft Xbox 128-bit	19%	11%	15%	8%
Nintendo GameCube: 128-bit	10%	18%	13%	19%

Subtotal for disc-based software	95%	89%	95%	91%

PC software	2%	1%	1%	1

Total	100%	100%	100%	100%

18.    COMMITMENTS AND CONTINGENCIES

A.    Legal Proceedings

As of May 8, 2003, thirteen class action complaints, containing similar allegations, have been filed against us and certain of our officers and/or directors. Each complaint asserts violations of federal securities laws. The actions are entitled: Purvis, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division; DMS, et al. v. Acclaim Entertainment, Inc., Rodney Cousens and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Brooklyn Division; Nach, et al. v. Acclaim Entertainment, Inc., Rodney Cousens and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division; Baron, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division; Traube, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division; Hildal, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division; Hicks, et al. v. Acclaim Entertainment, Rodney Cousens and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Brooklyn Division; Russo, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Brooklyn Division; Vicino, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division; Sypes, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division; Berman, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division; Burk, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis,

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Brooklyn Division;Brake, et al. v. Acclaim Entertainment, Inc., Rodney Cousens and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division.

In Purvis, Baron, Traube, Hildal, Russo, Vicino, Sypes, Berman, and Burk, plaintiffs allege that during the purported class period between January 11, 2002 and September 19, 2002 we reported positive earnings statements and gave favorable earnings guidance, but failed to disclose material adverse facts regarding our business, operations and management, thereby causing plaintiffs and other members of the class to purchase our securities at artificially inflated prices. Plaintiffs claim violations under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. In DMS, Nach, Hicks, and Brake, plaintiffs assert that during the class period between January 22, 2002 and September 19, 2002 we committed certain alleged accounting improprieties, thereby causing plaintiffs and other members of the class to purchase our securities at artificially inflated prices. Plaintiffs claim violations under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5. All the complaints seek unspecified damages. The complaints in the Purvis, DMS, Baron, Russo, Vicino, Sypes and Berman actions have been served. In those actions, the parties have agreed to extend defendants’ time to respond to the complaints until after a consolidated amended complaint is served. We intend to defend these actions vigorously.

We and other companies in the entertainment industry were sued in an action entitled James, et al. v. Meow Media, et al. filed in April 1999 in the U.S. District Court for the Western District of Kentucky, Paducah Division. The plaintiffs alleged that the defendants negligently caused injury to the plaintiffs as a result of, in the case of Acclaim, its distribution of unidentified “violent” video games, which induced a minor to harm his high school classmates, thereby causing damages to plaintiffs, the parents of the deceased individuals. The plaintiffs seek damages in the amount of approximately $110 million. The U.S. District Court for the Western District of Kentucky dismissed this action and the dismissal was then appealed by the plaintiffs to the U.S. Court of Appeals for the Sixth Circuit. The U.S. Court of Appeals for the Sixth Circuit denied plaintiffs appeal. The plaintiff filed a petition for a Writ of Certiorari with the United States Supreme Court to challenge the Sixth Circuits decision. The United States Supreme Court denied the petition on January 21, 2003. No further appeals are available to the plaintiffs.

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

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

We received a demand for indemnification from the defendant Lazer-Tron Corporation in a matter entitled J. Richard Oltmann v. Steve Simon, No. 98 C1759 and Steve Simon v. J. Richard Oltmann, J Richard Oltmann Enterprises, Inc., d/b/a Haunted Trails Amusement Parks, and RLT Acquisitions, Inc., d/b/a Lazer-Tron, No. A 98CA 426, consolidated as U.S. District Court Northern District of Illinois. The Lazer-Tron action involves the assertion by plaintiff Simon that defendants Oltmann, Haunted Trails and Lazer-Tron misappropriated plaintiff’s trade secrets. Plaintiff alleges claims for Lanham Act violations, unfair competition, misappropriation of trade secrets, conspiracy, and fraud against all defendants, and seeks damages in unspecified amounts, including treble damages for Lanham Act claims, and an accounting. Pursuant to an asset purchase agreement made as of March 5, 1997, we sold Lazer-Tron to RLT Acquisitions, Inc. Under the asset purchase agreement, we assumed and excluded specific liabilities, and agreed to indemnify RLT for certain losses, as specified in the asset purchase agreement. In an August 1, 2000 letter, counsel for Lazer-Tron in the Lazer-Tron action asserted that our indemnification obligations in the asset purchase agreement applied to the Lazer-Tron action, and demanded that we indemnify Lazer-Tron for any losses which may be incurred in the Lazer-Tron action. In an August 22, 2000 response, we asserted that any losses which may result from the Lazer-Tron action are not assumed liabilities under the asset purchase agreement for which we must indemnify Lazer-Tron. In a November 20, 2000 letter, Lazer-Tron responded to Acclaim’s August 22 letter and reiterated its position that we must indemnify Lazer-Tron with respect to the Lazer-Tron action. No other action with respect to this matter has been taken to date.

An action entitled David Mirra v. Acclaim Entertainment, Inc., was filed in the United States District Court for the Eastern District of New York on February 5, 2003. The plaintiff alleged that the defendants did not have authorization to utilize Mirra’s name and likeness in connection with a bicycle video game intended for mature audiences. Specifically, Mirra alleges that we engaged in (1) violations of § 1051 et seq. of the Lanham Act; (2) violations of §43(a) of the Lanham Act; (3) breach of the amendment to the license agreement; (4) unfair competition; (5) tortious interference; (6) injury to business reputation and dilution; (7) deceptive trade practices in violation of General Business Law of New York § 349; (8) false advertising in violation of General Business Law of New York § 350-D; (9) violation of the California Civil Code § 3344; and (10) invasion of privacy - misappropriation of likeness pursuant to California common law; (11) invasion of privacy - false light pursuant to California common law; and (12) and accounting. Mirra claims that he has been harmed by $1,000 per Counts 1-5 and 7-11, for a total of $10,000 in actual damages. Mirra is also claiming that our actions were willful and is demanding an additional $20,000 in punitive damages, plus costs and attorneys’ fees. We denied the factual and legal allegations giving rise to these causes of actions in our answer. Specifically, we have asserted defenses of acquiescence/consent, parole evidence and contract, fair use, waiver/estoppel and others. We have also raised counterclaims for declaratory judgment of non-infringement and non-breach of our License Agreement with Mirra and the Amendment thereto; breach of the License Agreement by Mirra; unfair competition and false designation of origin; and tortious interference with prospective and existing customers and contractual/business relations. Mirra filed a reply to our counterclaims denying any culpability. Neither party has yet to exchange their initial disclosures or to begin formal discovery.

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

This Quarterly Report on Form 10-Q, including Item 2 of Part I (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and Item 3 of Part I (“Quantitative and Qualitative Disclosures About Market Risk”), contains forward-looking statements about circumstances that have not yet occurred. All statements, trend analysis and other information contained below relating to markets, our products and trends in revenue, as well as other statements including words such as “anticipate”, “believe” or “expect” and statements in the future tense are forward-looking statements. These forward-looking statements are subject to business and economic risks, and actual events or actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. We will not necessarily update this information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results and performance include, but are not limited to, those discussed under the heading “Factors Affecting Future Performance.”

The following is intended to update the information contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2002 for Acclaim Entertainment, Inc. and its wholly owned subsidiaries and presumes that the readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K.

In January 2003, our Board of Directors approved a plan to change our fiscal year end from August 31 to March 31. The accompanying unaudited consolidated financial statements include our results of operations for the three month quarter and the seven month fiscal year ended March 31, 2003. Fiscal year 2004 commenced on April 1, 2003 and will end on March 31, 2004. Our quarterly closing dates will occur on the Sunday closest to the last day of the calendar quarter, which encompasses the following quarter ending dates for fiscal 2004.

Quarter	Quarter End Date
First	June 29, 2003
Second	September 28, 2003
Third	December 28, 2003
Fourth	March 31, 2004

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

We internally develop our software products through our four software development studios located in the United States and the United Kingdom. Additionally, we contract with independent software developers to create software products for us.

Through our subsidiaries in North America, the United Kingdom, Germany, France, Spain and Australia, we distribute our software products directly to retailers and other outlets, and we also utilize regional distributors in Japan and the Pacific Rim to distribute software within those geographic areas. As an additional aspect of our business, we distribute software products which have been developed by third parties. A less significant aspect of our business is the development and publication of strategy guides relating to our software products and the issuance of certain “special edition” comic magazines to support some of our brands.

Since our inception, we have developed products for each generation of major gaming platforms, including IBM(R) Windows-based personal computers and compatibles, 16-bit Sega™ Genesis™ video game system, 16-bit Super Nintendo Entertainment System®, 32-bit Nintendo Game Boy®, Game Boy® Advance and Game Boy® Color, 32-bit Sony PlayStation®, 64-bit Nintendo® 64, Sega Dreamcast, 128-bit Sony PlayStation® 2, 128-bit Microsoft Xbox™, and 128-bit Nintendo™ GameCube. We also initially developed software for the 8-bit Nintendo Entertainment System and the 8-bit Sega Master System.

Substantially all of our revenue is derived from one industry segment, the development, publication, marketing and distribution of interactive entertainment software. For information regarding our foreign and domestic operations, see Note 17 (Segment Information) of the notes to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

Approximately 54% of our gross revenue was derived from software developed at our internal studios by our in-house development group for the three months ended March 31, 2003 and 39% for the seven months ended March 31, 2003. The balance of our gross revenue was derived from software development contracted through third-party developers.

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

Revenue Recognition

We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition” in conjunction with the applicable provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition.” Accordingly, we recognize revenue for software when there is (1) persuasive evidence that an arrangement exists, which is generally a customer purchase order, (2) the software is delivered, (3) the selling price is fixed and determinable and (4) collectibility of the customer receivable is deemed probable. We do not customize our software or provide post contract support to our customers.

The timing of when we recognize revenue generally differs for our retail customers and distributor customers. For retail customers, we recognize software product revenue when the products are shipped to the retail customers. Because we do not provide extended payment terms and our revenue arrangements with retail customers do not include multiple deliverables such as upgrades, post-contract customer support or other elements, our selling price for software products is fixed and determinable when titles are shipped to our retail customers. We generally deem collectibility probable at the time titles are shipped to retail customers because the majority of these sales are to major retailers that possess significant economic substance, the arrangements consist of payment terms of 60 days, and the customers’ obligation to pay is not contingent on resale of the product in the retail channel. For distributor customers, collectibility is deemed probable and we recognize revenue on the earlier to occur of when the distributor pays the invoice or when the distributor provides persuasive evidence that the product has been resold, assuming all other revenue recognition criteria have been met.

Allowances for Price Concessions and Returns

We are not contractually obligated to accept returns, except for defective product. However, we grant price concessions to our customers who primarily are major retailers that control market access to the consumer when those concessions are necessary to maintain our relationships with the retailers and access to their retail channel customers. If the consumers’ demand for a specific title falls below expectations or significantly declines below previous rates of sell-through, then, we may provide a price concession or credit to spur further sales by the retailer to maintain the customer relationship. We record revenue net of an allowance for estimated price concessions and returns. We must make significant estimates and judgments when determining the appropriate allowance for price concessions and returns in any accounting period. In order to derive and evaluate those estimates, we analyze historical price concessions and returns, current sell-through of product and retailer inventory, current economic trends, changes in consumer demand and acceptance of our products in the marketplace, among other factors.

As the consumer market acceptance of a software title decreases, resulting in lower unit retail sell-through, the potential for price concessions and returns for those titles increases. During the seven months ended March 31, 2003, net revenue decreased by $14.4 million when we increased our August 31, 2002 allowance for price concessions and returns because actual product sell-through in the retail channel during the subsequent 2002 holiday season and through the end of April 2003, particularly for the Turok: Evolution software title released in the fourth quarter of fiscal 2002, demonstrated that additional allowances were required. Please see “Net Revenues.”

Allowances for price concessions and returns are reflected as a reduction of accounts receivable when we have agreed to grant credits to the customer; otherwise, they are reflected as an accrued liability.

Prepaid Royalties

We pay non-refundable royalty advances to licensors of intellectual properties and classify those payments as prepaid royalties. All royalty advance payments are recoupable against future royalties due for software or intellectual properties we licensed under the terms of our license agreements. We expense prepaid royalties at contractual royalty rates based on actual product sales. We also charge to expense the portion of prepaid royalties that we expect will not be recovered through royalties due on future product sales. Material differences between actual future sales and those projected may result in the amount and timing of royalty expense to vary. We classify royalty advances as current or noncurrent assets based on the portion of estimated future net product sales that are expected to occur within the next fiscal year.

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

Operating Results

Summarized below are our operating results for the three and sevens months ended March 31, 2003 and 2002 and the related changes in operating results between those periods. You should read the tables below together with the Consolidated Financial Statements and the related notes to the Consolidated Financial Statements, which are included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

			Changes
	Three Months Ended		Fiscal 2003 Versus Fiscal 2002
	March 31, 2003	March 31, 2002	$	%
Net revenue	$27,960	$66,820	$(38,860)	-58.2%
Cost of revenue	37,522	28,897	8,625	29.8%

Gross (loss) profit	(9,562)	37,923	(47,485)	-125.2%

Operating expenses
Marketing and selling	9,613	11,787	(2,174)	-18.4%
General and administrative	10,868	10,669	199	1.9%
Research and development	11,016	8,984	2,032	22.6%
Restructuring charges	324	—	324	0.0%
Impairment on building held for sale	2,146	—	2,146	0.0%

Total operating expenses	33,967	31,440	2,527	8.0%

Loss from operations	(43,529)	6,483	(50,012)	-771.4%

Other income (expense)
Interest expense, net	(1,936)	(1,669)	(267)	16.0%
Loss on early retirement of debt	—	(1,221)	1,221	-100.0%
Other income (expense)	423	(31)	454	-1464.5%

Total other expense	(1,513)	(2,921)	1,408	-48.2%

Loss before income taxes	(45,042)	3,562	(48,604)	-1364.5%
Income tax benefit	(62)	(808)	746	-92.3%

Net loss	$(44,980)	$4,370	$(49,350)	-1129.3%

Seven Months Ended March 31, 2003 Compared to Seven Months Ended March 31, 2002

			Changes
	Seven Months Ended		Fiscal 2003 Versus Fiscal 2002
	March 31, 2003	March 31, 2002	$	%
Net revenues	$101,589	$160,188	$(58,599)	-36.6%
Cost of revenue	76,507	62,891	13,616	21.7%

Gross profit	25,082	97,297	(72,215)	-74.2%

Operating expenses
Marketing and selling	32,295	30,132	2,163	7.2%
General and administrative	24,549	25,165	(616)	-2.4%
Research and development	25,392	23,133	2,259	9.8%
Restructuring charges	4,824	—	4,824	0.0%
Impairment on building held for sale	2,146	—	2,146	0.0%

Total operating expenses	89,206	78,430	10,776	13.7%

(Loss) earnings from operations	(64,124)	18,867	(82,991)	-439.9%

Other income (expense)
Interest expense, net	(4,073)	(5,301)	1,228	-23.2%
Loss on early retirement of debt	—	(1,221)	1,221	NA
Other income (expense)	201	(843)	1,044	-123.8%

Total other expense	(3,872)	(7,365)	3,493	-47.4%

(Loss) earnings before income taxes	(67,996)	11,502	(79,498)	-691.2%
Income tax benefit	(191)	(944)	753	-79.8%

Net (loss) earnings	$(67,805)	$12,446	$(80,251)	-644.8%

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

Summarized below is information about our gross revenue by game console for the three and seven months ended March 31, 2003 and 2002. Please note that the numbers in the schedule below do not include the effect of provisions for price concessions and returns because we do not track them by game console. Accordingly, the numbers presented may vary materially from those that we would disclose were we able to present the information net of provisions for price concessions and returns.

	Three Months Ended		Seven Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Cartridge-based software:
Nintendo Game Boy	3%	10%	4%	8%

Subtotal for cartridge-based software	3%	10%	4%	8%

Disc-based software:
Sony PlayStation 2: 128-bit	65%	54%	64%	57%
Sony PlayStation 1: 32-bit	1%	6%	3%	7%
Microsoft Xbox: 128-bit	19%	11%	15%	8%
Nintendo GameCube: 128-bit	10%	18%	13%	19%

Subtotal for disc-based software	95%	89%	95%	91%

PC software	2%	1%	1%	1%

Total	100%	100%	100%	100%

Summarized below is information about our software franchises that represented 5% or more of gross revenue for the three and seven months ended March 31, 2003 and 2002:

		Three Months Ended		Seven Months Ended
Software Franchise	Platform	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
All Star Baseball	Multiple	19%	29%	8%	15%
ATV	Multiple	17%	2%	7%	2%
Vexx	Multiple	14%	—	5%	—
Legends of Wrestling	Multiple	8%	8%	11%	8%
Burnout	Multiple	7%	6%	20%	12%
Dakar Rally	Multiple	6%	1%	2%	2%
Crazy Taxi	Multiple	4%	3%	4%	8%
Mary-Kate & Ashley	Multiple	2%	5%	5%	5%
BMX XXX	Multiple	2%	—	9%	—
Turok	Multiple	2%	—	8%	—
18 Wheeler	Multiple	1%	5%	1%	5%
Shadowman	Multiple	1%	9%	—	4%
Extreme G3	Multiple	—	5%	1%	5%
Supercross	Multiple	—	6%	1%	5%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

For the three months ended March 31, 2003, net revenue of $28.0 million decreased by $38.9 million, or 58%, from $66.8 million for the three months ended March 31, 2002. The decrease was caused by a $13.3 million decrease in gross revenue and a $25.6 million increase in the net provision for price concessions and returns.

The $13.3 million decrease in gross revenue was primarily attributable to sequel titles generating lower gross revenues during fiscal 2003 than the earlier versions generated in the same period of the prior year due to a reduction in the average domestic selling price per unit as well as lower unit quantities shipped for certain sequel products. The $25.6 million increase in the estimated amount of price concessions and returns for fiscal 2003 was primarily due to an increase in the estimated amount of price concessions and returns for the fiscal 2003 product shipments that will be provided to major retailers because of the general decrease in retail channel sell through rates of our products caused by greater competition in the marketplace, the general lack of market acceptance of platform, genre, games, as well as lower consumer acceptance of games released for the GameCube platform.

Sales of software titles for the top three game systems accounted for 94% of gross revenue for the three months ended March 31, 2003 compared to 83% for the three months ended March 31, 2002. We achieved the greatest level of sales from software titles released for PlayStation 2 which to date has the highest installed base of the three game systems.

Products developed by our internal studios generated 54% of our gross revenue for the three months ended March 31, 2003 as compared to 67% for the three months ended March 31, 2002.

Seven Months Ended March 31, 2003 Compared to Seven Months Ended March 31, 2002

For the seven months ended March 31, 2003, net revenue of $101.6 million decreased by $58.6 million, or 37%, from $160.2 million for the seven months ended March 31, 2002. The decrease was caused by a $16.1 million decrease in gross revenue and a $42.5 million increase in the net provision for price concessions and returns.

The $16.1 million decrease in gross revenue was primarily attributable to sequel titles generating lower gross revenues during fiscal 2003 than the earlier versions generated in the same period of the prior year due to a reduction in the average domestic selling price per unit as well as lower unit quantities shipped for certain sequel products. The $42.5 million increase in the net provision for price concessions and returns was primarily due to a $25.7 million increase in the estimated amount of price concessions and returns for fiscal 2003 product shipments that will be provided to major retailers because of the general decrease in retail channel sell through rates of our products caused by greater competition in the marketplace, the general lack of market acceptance of platform, genre, games, as well as lower consumer acceptance of games released for the GameCube platform.

In addition, in the fourth quarter of fiscal 2002, we released the software titles Turok: Evolution and Aggressive Inline which we anticipated would be significant revenue drivers and valuable additions to our product catalog. The market reception to these products, as evidenced by the retail sell-through rates to consumers in the first quarter of fiscal 2003 and subsequently, fell significantly below our expectations. As a result of the poor retail sell-through, significant quantities of these products remained in the retail channel as of September 30, 2002. In the fourth quarter of fiscal 2002 we provided for price concessions more rapidly after the initial release date than was our historical practice and recorded a $17.9 million provision for price concessions on these products that we believed would have resulted in additional sell-through to our retail customers through the holiday season. During the seven months ended March 31, 2003, while the price concessions we offered our retail customers did increase the retail sell-through rate, the reduction of retail channel inventory fell below the level we had originally estimated and consequently, we also experienced significantly more returns of these two products from our retail customers than we originally had estimated. Additionally, the market for GameCube products, after the 2002 holiday season softened, which required us to provide price concessions on our products for that platform to lower prices than originally estimated and the actual retail sell-through rates of Legends of Wrestling and BMX were less than the projected retail sell-through rates we had used in our previous estimates of allowances, which were based on historical experience, and actual sell-through rates for those products through August 31, 2002. As a result of these events, we will need to provide our customers additional price concessions. The resulting $14.4 million increase to the provision for price concessions and returns negatively impacted net revenues for the seven months ended March 31, 2003.

Sales of software titles for the top three game systems accounted for 92% of gross revenue for the seven months ended March 31, 2003 compared to 84% for the seven months ended March 31, 2002. We achieved the greatest level of sales from software titles released for PlayStation 2 which to date has the highest installed base of the three game systems.

Products developed by our internal studios generated 39% of our gross revenue for the seven months ended March 31, 2003 as compared to 54% for the seven months ended March 31, 2002.

Gross Profit

Gross profit is derived from net revenue after deducting cost of revenue. Cost of revenue primarily consists of product manufacturing costs (primarily disc and manufacturing royalty costs), amortization of capitalized software development costs and fees paid to third-party distributors for games sold overseas. Our gross profit is significantly affected by the:

•	level of our provision for price concessions and returns which directly affects our net revenue (please see discussion of “Net Revenue”),

•	level of capitalized software development costs for specific game titles,

•	level of inventory write downs to the lower of cost or market and

•	fees paid to third-party distributors for software sold overseas.

Gross profit as a percentage of net revenue for foreign game software sales to third-party distributors are generally one-third lower than those on sales we make directly to foreign retailers.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

For the three months ended March 31, 2003, we had a gross loss of $9.6 million (34% of net revenue) compared to gross profit of $37.9 million (57% of net revenue) for the three months ended March 31, 2002, a decrease of $47.5 million. The decreased gross profit was primarily due to a:

•	$6.0 million increase in amortization of capitalized software development costs due primarily to the releases of Vexx, All Star Baseball 2004 and Legends of Wrestling II,

•	$25.6 million increase in the provision for price concessions and returns (please see “Net Revenue”),

•	$12.0 million decrease in revenue due to lower selling prices per unit primarily related to a multi-tiered pricing strategy for newly released and catalog software titles under which certain software titles were sold at lower price points during the three months ended March 31, 2003 than in the same period of the prior year, and a

•	$3.9 million write down of excess inventory to its expected net realizable value.

These matters combined with lower gross revenue and lower than historical average selling prices for the 2003 quarter caused the gross loss for the period.

For the three months ended March 31, 2003, amortization of capitalized software development costs amounted to $10.0 million as compared to $4.0 million for the three months ended March 31, 2002.

Seven Months Ended March 31, 2003 Compared to Seven Months Ended March 31, 2002

For the seven months ended March 31, 2003, gross profit of $25.1 million (25% of net revenue) decreased by $72.2 million from $97.3 million (61% of net revenue) for the seven months ended March 31, 2002. The decreased gross profit was primarily due to a:

•	$10.5 million increase in amortization of capitalized software development costs due primarily to the releases of Vexx, All Star Baseball 2004 and Legends of Wrestling II and a

•	$42.5 million increase in the provision for price concessions and returns (please see “Net Revenue”) and a

•	$19.2 million decrease in revenue due to lower selling prices per unit related to a multi-tiered pricing strategy whereby certain software titles were sold at lower price points during the seven months ended March 31, 2003 than in the same period of the prior year, and a

•	$3.9 million write down of excess inventory to its expected net realizable value.

For the seven months ended March 31, 2003, amortization of capitalized software development costs amounted to $17.1 million as compared to $6.6 million for the seven months ended March 31, 2002. Capitalized software development costs, net, amounted to $6.6 million as of March 31, 2003 and $15.1 million as of August 31, 2002.

Gross profit in fiscal 2004 will depend in large part on the rate of growth of the software market for 128-bit game consoles (Sony’s PlayStation 2, Nintendo’s GameCube and Microsoft’s Xbox) and our ability to identify, develop and timely publish, in accordance with our product release schedule, software that sells through at projected levels at retail. See “Factors Affecting Future Performance: Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of Our Primary Lender and Vendors, and Our Ability to Achieve Our Projected Revenue Levels and Reduce Operating Expenses.”

Operating Expenses

For the three months ended March 31, 2003, operating expenses of $34.0 million (121% of net revenue) increased by $2.5 million, or 8%, from $31.4 million (47% of net revenue) for the three months ended March 31,

2002. For the seven months ended March 31, 2003, operating expenses of $89.2 million (88% of net revenue) increased by $10.8 million, or 14%, from $78.4 million (49% of net revenue) for the seven months ended March 31, 2002.

Marketing and Selling

Marketing and selling expenses consist primarily of personnel, advertising, cooperative advertising, trade shows, promotions, sales commissions and licensing costs.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

For the three months ended March 31, 2003, marketing and selling expenses of $9.6 million (34% of net revenue) decreased by $2.2 million, or 18%, from $11.8 million (18% of net revenue) for the three months ended March 31, 2002. The decrease resulted from a $2.2 million decrease in marketing and advertising expenditures that were curtailed to bolster short-term liquidity (please see discussion under “Liquidity and Capital Resources”) and a $0.7 million reduction in sales commissions due to the reduction in net revenue, partially offset by a $0.7 million increase in licensing costs. The increase in licensing costs resulted from a $1.1 million recovery of previously paid licensing costs in the same period of the prior year.

Seven Months Ended March 31, 2003 Compared to Seven Months Ended March 31, 2002

For the seven months ended March 31, 2003, marketing and selling expenses of $32.3 million (32% of net revenue) increased by $2.2 million, or 7%, from $30.1 million (19% of net revenue) for the three months ended March 31, 2002. The increase was primarily due to a $4.0 million increase in licensing costs, partially offset by a $1.8 million decrease in marketing and advertising expenditures that were curtailed to improve short-term liquidity (please see discussion under “Liquidity and Capital Resources”). The increase in licensing costs resulted from a $4.4 million reduction of accrued expenses for obligations that ceased under certain expired intellectual property agreements in the same period of the prior year. Excluding such reduction, licensing costs would have decreased by $0.4 million for the seven months ended March 31, 2003 compared to the same period of the prior year.

General and Administrative

General and administrative expenses consist of employee-related expenses of executive and administrative departments, fees for professional services, non-studio occupancy costs and other infrastructure costs.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

For the three months ended March 31, 2003, general and administrative expenses of $10.9 million (39% of net revenue) increased by $0.2 million, or 2%, from $10.7 million (16% of net revenue) for the three months ended March 31, 2002. The increase resulted from higher insurance and legal expenses totaling $0.9 million partially offset by savings in employee related expenses of $0.7 million. The 23% increase in general and administrative expenses as a percentage of net revenue resulted from decreased net revenue in the three months ended March 31, 2003 as compared to the same period last year.

Seven Months Ended March 31, 2003 Compared to Seven Months Ended March 31, 2002

For the seven months ended March 31, 2003, general and administrative expenses of $24.5 million (24% of net revenue) decreased by $0.6 million, or 2%, from $25.2 million (16% of net revenue) for the seven months ended March 31, 2002. The decrease resulted from savings in employee related expenses of $1.0 million and consulting fees of $0.4 million partially offset by higher insurance and accounting expenses of $0.8 million. The 8% increase in general and administrative expenses as a percentage of net revenue resulted from decreased net revenue in the seven months ended March 31, 2003 as compared to the same period last year.

Administrative employee headcount was approximately 160 as of March 31, 2003 as compared to 230 as of August 31, 2002 reflecting an approximate 44% reduction. The decrease in headcount resulted from the business restructuring we implemented during the seven months ended March 31, 2003 in order to lower our operating expenses and increase our future operating cash flows. Please see “Restructuring Charges,” and “Liquidity and Capital Resources” as well as Note 11 (Accrued Restructuring Charges) of the notes to the Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Research and Development

Research and development expenses consist of employee-related and occupancy costs associated with our internal studios as well as contractual external software development costs.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

For the three months ended March 31, 2003, research and development expenses of $11.0 million (39% of net revenue) increased by $2.0 million, or 23%, from $9.0 million (13% of net revenue) for the three months ended March 31, 2002. The increase was primarily due to a $4.8 million decrease in the amount of software development costs capitalized in the 2003 period because costs incurred related to software titles under development that met the test of technological feasibility were lower in 2003 as compared to 2002 (please see discussion of “Capitalized Software Development Costs” under “Critical Accounting Policies”). These decreases were partially offset by a

•	$1.5 million decrease in internal software development costs driven by the closing of our Salt Lake City software development studio (please see “Restructuring Charges”) and a

•	$1.3 million decrease in external software development costs.

Seven Months Ended March 31, 2003 Compared to Seven Months Ended March 31, 2002

For the seven months ended March 31, 2003, research and development expenses of $25.4 million (25% of net revenue) increased by $2.3 million, or 10%, from $23.1 million (14% of net revenue) for the seven months ended March 31, 2002.

The increase was primarily due to a:

•	$2.1 million write-off of software development costs related to several software titles for which we ceased development primarily because they were no longer considered economically viable,

•	$2.0 million increase in employee related costs associated with certain internal development studios, and a

•	$1.0 million decrease in the amount of software development costs capitalized because costs incurred related to software titles under development that met the test of technological feasibility were lower in 2003 as compared to 2002 (please see discussion of “Capitalized Software Development Costs” under “Critical Accounting Policies”).

The above noted increases were partially offset by a:

•	$2.0 million decrease in employee related costs associated with the closing of our Salt Lake City studio (please see “Restructuring Charges”) and a

•	$0.3 million decrease in external development costs.

Restructuring Charges

Restructuring charges consist of severance and other termination benefits, lease commitment costs, net of estimated sub-lease rental income, asset write-offs and other incremental costs associated with restructuring activities.

In December 2002 and January 2003, we restructured our operations in order to lower our operating expenses and improve our operating cash flows. Under the plan, we closed our software development studio located in Salt Lake City, Utah, and reduced global administrative headcount. The studio closing was designed to achieve financial efficiencies through consolidation of all our domestic internal product development into our Austin, Texas studio. The closure of the development studio and reduction of global administrative headcount reduced our overall headcount by approximately 100 employees and resulted in restructuring charges of $4.5 million during the month of December 2002 and another $0.3 million during the quarter ended March 31, 2003. The restructuring charges include accruals for employee termination costs, the write-off of certain fixed assets and leasehold improvements and the development studio lease commitment, which is net of estimated sub-lease rental income. The development studio lease commitment expires in May 2007 and the severance agreements expire at various times through April 2004.

No restructuring charges were incurred for the three and seven months ended March 31, 2002.

The following table presents the components of restructuring charges incurred for the seven months ended March 31, 2003 and the change in accrued restructuring charges from August 31, 2002 to March 31, 2003.

(in thousands)
Beginning balance as of August 31, 2002	$—
Severance and other employee termination benefits	3,783
Lease commitment, net of estimated sub-lease rental income	567
Asset write-offs	436
Other costs	38

Restructuring charges incurred and expensed	4,824
Less: costs paid	(2,525)

Ending balance as of March 31, 2003	$2,299

Impairment on Building Held for Sale

In February 2003, we recorded an impairment charge of $2.1 million for a building which is being held for sale in the United Kingdom, to adjust its net carrying value to its fair value of $5.4 million, net of expected selling costs. We expect the building to be sold within a year.

Other Income and Expense

Interest Expense, Net

For the three months ended March 31, 2003, interest expense, net, of $1.9 million (7% of net revenue) increased by $0.2 million, from $1.7 million (2% of net revenue) for the three months ended March 31, 2002. The increase was due primarily to noncash charges of $0.3 million associated with issuances of our common stock and warrants to two of our executive officers (please see discussion under “Liquidity and Capital Resources”) and interest incurred on cash advances received from our primary lender under our North American credit agreement, partially offset by reduced interest expense relating to our 10% convertible subordinated notes, which were repaid in March 2002.

For the seven months ended March 31, 2003, interest expense, net, of $4.1 million (4% of net revenue) decreased by $1.2 million, or 23%, from $5.3 million (3% of net revenue) for the seven months ended March 31, 2002. The decrease was primarily due to reduced interest expense relating to our 10% convertible subordinated notes, which were repaid in March 2002.

Loss on Early Retirement of Debt

During the three months ended March 31, 2002, we recorded a loss of $1.2 million when we issued a total of 4,209,420 shares of our common stock with a fair value of $14.5 million for the early retirement of $12.7 million in principal amount of our 10% convertible subordinated notes and the repayment of $0.6 million in accrued interest.

Other Income (Expense)

For the three months ended March 31, 2003, other income (expense) amounted to income of $0.4 million (1.5% of net revenue) as compared to expense of $31,000 (0.1% of net revenue) for the three months ended March 31, 2002. The primary component of the expense decrease is a $0.7 million increase in net foreign currency transaction gains associated with our international operations.

For the seven months ended March 31, 2003, other income (expense) amounted to income of $0.2 million as compared to expense of $0.8 million (0.5% of net revenue) for the seven months ended March 31, 2002. The $1.0 million expense decrease resulted primarily from a $1.0 million penalty we paid to investors in the seven months ended March 31, 2002 relating to the July 2001 private placement because of a delay in the effectiveness of the registration statement we filed to register the issued common stock.

Income Taxes

For the three months ended March 31, 2003, income tax benefit of $0.1 million (0.2% of net revenue) decreased by $0.7 million, or 92%, from $0.8 million (1% of net revenue) for the three months ended March 31, 2002. The higher income tax benefit for the three months ended March 31, 2002 resulted from a one-time foreign tax credit we received in connection with tax returns filed in prior years.

As of March 31, 2003, we had a U.S. tax net operating loss carryforward of approximately $240.0 million, which expires in fiscal years 2011 through 2023.

Net (Loss) Earnings

For the three months ended March 31, 2003, we reported a net loss of $45.0 million, or $0.49 per diluted share (based on weighted average diluted shares outstanding of 92,665,000), as compared to net earnings of $4.4 million, or $0.05 per diluted share (based on weighted average diluted shares outstanding of 90,114,000) for the three months ended March 31, 2002.

For the seven months ended March 31, 2003, we reported a net loss of $67.8 million, or $0.73 per diluted share (based on weighted average diluted shares outstanding of 92,568,000), as compared to net income of $12.4 million, or $0.14 per diluted share (based on weighted average diluted shares outstanding of 86,011,000) for the seven months ended March 31, 2002.

Seasonality

Our business is seasonal, with higher revenue and operating income typically occurring during the periods we released titles for the holiday selling season. The timing of when we deliver software titles and release new products can cause material fluctuations in quarterly revenue and earnings, which can cause operating results to vary from the seasonal patterns of the industry as a whole. Please see “Factors Affecting Future Performance: Revenue Vary Due to the Seasonal Nature of Video and Computer Game Software Purchases.”

Liquidity and Capital Resources

As of March 31, 2003, cash and cash equivalents were $4.5 million. During the seven months ended March 31, 2003, cash and cash equivalents decreased by $46.5 million compared to a net decrease of $8.7 million for the seven months ended March 31, 2002. The primary contributor to the increased use of cash in the seven months ended March 31, 2003 as compared to the same period in the prior year were changes in cash flows used in and provided by financing activities. During the seven months ended March 31, 2003, we repaid a net $23.4 million of short-term bank loans compared to the seven months ended March 31, 2002 when we received net proceeds of $1.8 million from short-term bank loans. Also during the seven months ended March 31, 2002, we repaid $12.2 million in convertible notes and received $21.5 million in proceeds from the issuance of common stock.

As of March 31, 2003, the working capital deficit of $63.6 million increased by $56.2 million over the $7.3 million working capital deficit as of August 31, 2002. The $56.2 million increase in the working capital deficit during the seven months ended March 31, 2003 resulted primarily from the $67.8 million net loss in the period.

Please see “Factors Affecting Future Performance: Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of our Primary Lender and Vendors, and Our Ability to Achieve Our Projected Revenue Levels and Reduce Operating Expenses.”

Short-Term Liquidity

At August 31, 2002, our independent auditors’ report, as prepared by KPMG LLP and dated October 17, 2002, which appears in our Annual Report on Form 10-K for the year ended August 31, 2002, as filed with the Securities and Exchange Commission, includes an explanatory paragraph relating to the substantial doubt as to the ability of Acclaim to continue as a going concern due to a working capital deficit as of August 31, 2002 and the recurring use of cash in operating activities. For the seven months ended March 31, 2003 we had a net loss of $67,805 and used $20,694 of cash in operating activities. As of March 31, 2003 we have a stockholders’ deficit of $46,158, a working capital deficit of $63,496 and $4,495 of cash and cash equivalents. These factors have continued to raise substantial doubt as to the ability of Acclaim to continue as a going concern. Based on management’s plans described below, the accompanying financial statements have been prepared on a going concern basis.

Our short-term liquidity is being supplemented with borrowings under our North American and International credit facilities with our primary lender. To enhance our short-term liquidity, during the seven months ended March 31, 2003 we implemented targeted expense reductions through a business restructuring under which we reduced fixed and variable expenses, closed our Salt Lake City software development studio, redeployed various assets, eliminated certain marginal titles under development, reduced staff and staff related expenses and lowered marketing expenditures. Additionally, on March 31, 2003, our primary lender advanced us a supplemental discretionary loan of up to $11.0 million through May 31, 2003, and $5,000 through September 29, 2003. In May 2003, two of our executive officers, referred to as the Affiliates, each committed to our Board of Directors to prepay a portion of their outstanding loans due to us, in the amount of $2.0 million each. Please see “Related Party Transactions” and note 16 (Related Party Transactions) of the notes to the Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Based on our cash resources, including the $11.0 million supplemental discretionary loan provided by our primary lender and assuming that our primary lender consents, based upon our existing collateral, to provide us supplemental financing during the second half of fiscal 2004, although we can provide no assurance to our investors that we will be able to receive such consents, and the $4.0 million cash commitment from the Affiliates, and assuming we achieve our sales forecast by successfully meeting our product release schedule as provided in our business operating plan, and giving effect to the continued realization of savings from our implemented expense reductions, and provided we continue to enjoy the support of our primary lender and vendors, we expect to have sufficient cash resources to meet our projected cash and operating requirements through the next twelve months. The Company continues to pursue financing and investment arrangements with outside investors.

In the event that we do not achieve the product release schedule, sales assumptions or continue to derive expense savings from our implemented expense reductions, or our primary lender does not consent, based upon our existing collateral, to provide us supplemental financing during the second half of fiscal 2004, we cannot assure investors that our future operating cash flows will be sufficient to meet our operating requirements, our debt service requirements or repay our indebtedness at maturity, including without limitation, repayment of the supplemental discretionary loan. In any such event, our operations and liquidity will be materially and adversely affected and we could be forced to cease operations.

During the seven months ended March 31, 2003, we repaid net advances of $23.4 million under short-term bank loans.

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

Long-Term Liquidity

Our long-term liquidity will be significantly dependent on our ability to (1) timely develop and market new software products that achieve widespread market acceptance for use with the hardware platforms that dominate the market, (2) realize long-term benefits from our implemented expense reductions, as well as (3) continue to enjoy the support of our primary lender and vendors. Please see note 12 (Debt) of the notes to the Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

If we do not substantially achieve the overall projected revenue levels and realize any additional benefits from the expense reductions we implemented over the next 12 months as reflected in our business operating plan, or obtain supplemental discretionary financing from our primary lender to fund operations, we will either need to make further significant expense reductions, including, without limitation, the sale of certain assets or the consolidation or closing of certain operations, staff reductions, and/or the delay, cancellation or reduction of certain product development and marketing programs. Additionally, some of these measures may require third party consents or approvals from our primary lender and there can be no assurance that such consents or approvals can be obtained.

In the event that we do not achieve the product release schedule, sales assumptions or continue to derive expense savings from our implemented expense reductions, or our primary lender does not consent, based upon our existing collateral, to provide us supplemental financing during the second half of fiscal 2004, we cannot assure investors that our future operating cash flows will be sufficient to meet our operating requirements, our debt service requirements or repay our indebtedness at maturity, including without limitation, repayment of the supplemental discretionary loan. In any such event, our operations and liquidity will be materially and adversely affected and we could be forced to cease operations.

Please see discussion regarding our North American credit agreement below as well as in Note 12 (Debt) of the notes to the Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Please also see “Factors Affecting Future Performance: Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of our Primary Lender and Vendors, and Our Ability to Achieve Our Projected Revenue Levels and Reduce Operating Expenses.”

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

While we anticipate that we will be able to renew the North American credit and factoring agreements with our primary lender (please see “Factoring Agreement” and “North American Credit Agreement” below) as we have in the past, we cannot provide any assurance of this. If we are unable to renew the North American credit and factoring agreements, we will need to secure financing with another institution. We cannot assure investors that we would be able to secure such an arrangement in a timely and cost effective manner, if at all. If we failed to secure financing with another financial institution, we could become insolvent, liquidated or reorganized, after payment of the outstanding balances due first to our primary lender and then to our other creditors, leaving insufficient assets remaining for distribution to stockholders.

Pursuant to the terms of the North American credit agreement, we are required to maintain specified levels of working capital and tangible net worth, among other financial covenants. As of March 31, 2003, we were not in compliance with those financial covenants. We received waivers from our primary lender regarding our non-compliance. While we anticipate that we will not be in compliance with all of the financial covenants contained in the North American credit agreement in the near term, and we anticipate being able to obtain necessary waivers as we have in the past, we may not be able to obtain waivers of any future covenant violations. If we become insolvent, are liquidated or reorganized, after payment to our creditors, there are likely to be insufficient assets remaining for distribution to stockholders.

Factoring Agreement

Under the factoring agreement, we assign to our primary lender and our primary lender purchases from us, our U.S. accounts receivable. Our primary lender remits payments to us for the assigned U.S. accounts receivable that are within the financial parameters set forth in our factoring agreement. Those financial parameters include requirements that invoice amounts meet approved credit limits and that the customer does not dispute the invoices. The purchase price of our accounts receivable that we assign to our factor equals the invoiced amount, which is adjusted for any returns, discounts and other customer credits or allowances. Please see Note 2 (Accounts Receivable) of the notes to the Consolidated Financial Statements in Part I of Item 1 of this Quarterly Report on Form 10-Q.

Before our primary lender purchases our U.S. accounts receivable and remits payment to us for the purchase price, it may, in its discretion, provide us cash advances under our North American credit agreement (please see discussion below) taking into account the assigned receivables due from our customers which it expects to purchase, among other things. As of March 31, 2003, our primary lender was advancing us 60% of the eligible receivables due from our customers. As of March 31, 2003, the factoring charge was 0.25% of assigned accounts receivable with invoice payment terms of up to 60 days and an additional 0.125% for each additional 30 days or portion thereof. Under the North American credit agreement, our primary lender generally advances cash to us based on a borrowing formula that primarily takes into account the balance of our eligible U.S. receivables that the primary lender expects to purchase in the future, and 50% of our inventory which is not in excess of 90 days old and equipment and other asset balances.

North American Credit Agreement

Advances to us under the North American credit agreement bear interest at 1.50% per annum above our primary lender’s prime rate (5.75% as of March 31, 2003).

Borrowings that our primary lender may provide us in excess of an availability formula bear interest at 2.00% above our primary lender’s prime rate. Under our North American credit agreement, we may not borrow more than $30.0 million or the amount calculated using the availability formula, whichever is less. Our primary lender has secured all of our obligations under the North American credit agreement with substantially all of our assets.

On March 31, 2003, our primary lender and we amended our North American credit agreement to allow for supplemental discretionary loans of up to $11.0 million through May 31, 2003, and $5.0 million through September 29, 2003 above the standard formula for short-term funding. On September 30, 2003, we are required to repay any amounts owed above the standard formula. As a condition for the amendment, the Affiliates pledged an aggregate cash deposit of $2.0 million with our primary lender in order to provide a limited guarantee of our obligations. Our primary lender will return the cash deposit provided by the affiliates within five days following our timely repayment of the supplemental discretionary loans. As consideration to the Affiliates for making the deposit, and based upon the advice of, and a fairness opinion obtained from an independent financial advisor, on March 31, 2003, the Audit Committed approved and the Board of Directors authorized the issuance to each Affiliate 2,000,000 shares of our common stock with an aggregate market value of $1.6 million and a warrant to purchase 500,000 shares of our common stock at an exercise price of $0.50 per share with an aggregate fair value of $0.3 million. We are expensing the fair value of the consideration provided to the affiliates as a non-cash financing expense over the period between the date the supplemental loans were advanced and the date by which they are required to be fully repaid. During the seven months ended March 31, 2003, we expensed $0.3 million of the consideration, which is included in interest expense. We have entered into an agreement with each of the Affiliates which stipulates that in the event the deposit is applied by our primary lender to our outstanding supplemental loan obligations and not returned to the Affiliates, we will either repay such amount to the Affiliates or offset such amount, to the extent permitted by applicable law, against the balance of any net amounts due to us by the affiliates. Please see note 12 (Debt) of the notes to the Consolidated Financial Statements in Part I of Item 1 of this Quarterly Report on Form 10-Q.

As additional security for discretionary supplemental loans we received in fiscal 2002 and 2001, the Affiliates personally pledged as collateral an aggregate of 1,568,000 shares of our common stock. If the market value of the pledged stock (based on a ten trading day average reviewed by our primary lender monthly) decreases below $5.0 million while we have a supplemental discretionary loan outstanding and the Affiliates do not deliver additional shares of our common stock to cover the shortfall, then our primary lender is entitled to reduce the outstanding supplemental loan by an amount equal to the shortfall. Our primary lender will release the 1,568,000 shares of pledged common stock to the Affiliates pledged following a 30-day period in which we are not in an overformula position exceeding $1.0 million and are in compliance with the financial covenant requirements in the North American credit agreement.

If we do not substantially achieve the overall projected revenue levels, and realize any additional benefits from the expense reductions we plan to implement over the next twelve months as reflected in our business operating plan, or obtain sufficient additional financing to fund operations, our cash and projected cash flow from operations in fiscal 2004 would be insufficient to repay the supplemental discretionary loan when due and we would be required to restructure our indebtedness. We cannot guarantee that we would be able to restructure or refinance our debt on satisfactory terms, if at all, or obtain permission to do so under the terms of our existing indebtedness as some of these measures may require third party consents or approvals from our primary lender. Our failure to meet those obligations could result in defaults being declared by our primary lender, and our primary lender seeking its remedies, including immediate repayment of the debt and/or foreclosure on collateral, which could force us to become insolvent or cease operations.

Advances outstanding under the North American credit agreement within the standard borrowing formula amounted to $4.2 million as of March 31, 2003 and $42.3 million as of August 31, 2002. Discretionary supplemental loans outstanding amounted to $11.0 million as of March 31, 2003. No discretionary supplemental loans were outstanding as of August 31, 2002. We repaid net advances of $23.4 million in the seven months ended March 31, 2003, and received net proceeds of $1.8 million in the seven months ended March 31, 2002 under the North American credit agreement.

International Credit Facility and Factoring Agreement

We, through Acclaim Entertainment, Ltd., our U.K. subsidiary, and GMAC Commercial Credit Limited, our U.K. bank and an affiliate of our primary lender, are parties to a seven-year term secured credit facility we entered into in March 2000, related to our purchase of a building in the U. K. Our borrowings under that international facility, which may not exceed $5.8 million (£3.8 million), bear interest at LIBOR plus 2.00%. Our U.K. bank has secured all obligations under this facility with substantially all of our subsidiaries’ assets including the building. We and several of our foreign subsidiaries have guaranteed the obligations of Acclaim Entertainment, Ltd. under this facility and the related agreements. As of March 31, 2003, the building with which the credit facility was secured was being held for sale and, accordingly, we reclassified the building as held for sale and the associated mortgage payable of $4.6 million (£2.9 million) under the international facility as a separate component of current liabilities. Please see note 6 (Building Held for Sale) of the notes to the Consolidated Financial Statements in Part I of Item 1 on this Quarterly Report on Form 10-Q.

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

Under the international receivable facilities, we can obtain financing of up to the lesser of approximately $18.0 million or 60% of the aggregate amount of eligible receivables from our international operations. The amounts we borrow under the international facility bear interest at 2.00% per annum above LIBOR (5.17% as of March 31, 2003). This international facility has a term of three years, which automatically renews for additional one-year periods thereafter unless either our U.K. bank or we terminate it upon 90 days’ prior notice. Our U.K bank has secured the international facility with the accounts receivable and assets of our international subsidiaries that participate in the facility. We had an outstanding balance under the international facility of $4.1 million as of March 31, 2003 and $0.8 million as of August 31, 2002.

Commitments

We generally purchase our inventory of Nintendo software by opening letters of credit when placing the purchase order. As of March 31, 2003, we had $.8 million outstanding under letters of credit. Approximately $.4 million as of March 31, 2003 of our trade accounts payable balances were collateralized under outstanding letters of credit. Other than such letters of credit and operating lease commitments, as of March 31, 2003, we did not have any significant operating or capital expenditure commitments.

As of March 31, 2003, our future contractual cash obligations were as follows:

	Payments Due Within
Contractual Obligations	Total	1 year	2-3 years	4-5 years
		(In thousands)
Debt	$30,063	$30,063	$—	$—
Capital lease obligations	1,489	804	674	11
Operating leases	8,950	3,188	4,832	930

Total contractual cash obligations	$40,502	$34,055	$5,506	941

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB or the “Board”) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We implemented the provisions of SFAS No. 146 during the three months ended March 31, 2003 in connection with our restructuring activities. Please see note 11.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45

clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor’s year-end. Implementation of this standard during the three months ended March 31, 2003 had no effect on our statement of financial position or results of operations.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, (SFAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure”, amending FASB Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement for the current fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard will have no impact on our consolidated financial position or results of operations. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor their progress on the issuances of this standard as well as evaluate our position with respect to current guidelines.

In January 2003, the FASB issued FASB Interpretation No. 46, (FIN 46) “Consolidation of Variable Interest Entities.” The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. The Interpretation requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. We do not currently have any variable interest entities and, therefore, the adoption of FIN 46 will not affect our financial statements.

Related Party Transactions

Fees For Services

We pay sales commissions to a firm, which is owned and controlled by an Affiliate, who is also a director and a principal stockholder. The firm earns these sales commissions based on the amount of our software sales the firm generates. Commissions earned by the firm amounted to $102,000 for the three months ended March 31, 2003, $310,000 for the three months ended March 31, 2002, $279,000 for the seven months ended March 31, 2003 and $315,000 for the seven months ended March 31, 2002. We owed the firm $498,000 as of March 31, 2003 and $385,000 as of August 31, 2002.

During previous fiscal years, we received legal services from two law firms of which two members of our Board of Directors are partners. We incurred fees from one of those firms of $279,000 for the three months ended March 31, 2003 and $528,000 for the seven months ended March 31, 2003. We incurred fees from both firms of $170,000 for the three months ended March 31, 2002 and $318,000 for the seven months ended March 31, 2002. We owed fees of $353,000 as of March 31, 2003 and $200,000 as of August 31, 2002 to one of the firms.

Notes Receivable

In October 2002, we loaned a senior executive $300,000 under a promissory note for the purpose of purchasing a new residence. Our Compensation Committee approved the terms and provisions of the loan in April of 2002. The promissory note bears interest at a rate of 6.00% per annum. Security for the repayment of the promissory note is a mortgage on the executive’s principal residence. The maturity date of the note is November 1, 2005. The loan shall be forgiven by us 50% in May 2003 and 25% in each of October 2004 and October 2005 so long as the executive remains employed with Acclaim. If the executive voluntarily leaves the employment of Acclaim or is terminated for cause, at any time prior to the maturity date of the note, the executive must repay a pro-rata portion of the unpaid principal balance of the loan plus accrued and unpaid interest thereon. We are recording compensation expense for the unpaid principal balance of the loan over the periods that each portion will be forgiven. Accordingly, during the three and seven months ended March 31, 2003, we expensed $133,000 of the unpaid principal balance. As of March 31, 2003, the unpaid principal balance and related accrued interest under the loan was $167,000, which was included in other receivables.

In February 2002, relating to an officer’s employment agreement, we loaned one of our executive officers $300,000 under a promissory note for the purpose of purchasing a new residence. The promissory note bore interest at a rate of 6.00% per annum, which was due by December 31st of each year the promissory note remained outstanding. In January 2003, in connection with terminating the officer’s employment and in accordance with the officer’s employment agreement, we forgave and expensed as compensation the unpaid principal balance and related accrued interest of $302,000. As of August 31, 2002, the unpaid principal balance, included in other assets, was $300,000, and the related accrued interest, included in other receivables, was $8,000

In October 2001, we issued a total of 1,125,000 shares of our common stock to the Affiliates when they exercised their warrants with an exercise price of $3.00 per share. For the shares we issued, we received cash of $23,000 for their par value and two promissory notes totaling $3,352,000 for the unpaid portion of the exercise price of the warrants. The principal amount and accrued interest are due and payable on the earlier of (i) August 31, 2003 and (ii) to the extent of the proceeds of any warrant share sale, the third business day following the date upon which the respective executive sells any or all of the warrant shares. The terms and provisions of the notes will not be materially modified or amended, nor will the term be extended or renewed. The notes provide us full recourse against the officers’ assets. The notes bear interest at our primary lender’s prime rate plus 1.50% per annum. Other receivables includes accrued interest receivable on the notes of $324,000 as of March 31, 2003 and $202,000 as of August 31, 2002. The notes receivable have been classified as a contra-equity balance in additional paid-in capital. The Affiliates have each agreed to prepay $2.0 million of their outstanding loans due to us.

In July 2001, we issued a total of 1,500,000 shares of our common stock to the Affiliates when they exercised their warrants with an exercise price of $2.42 per share. For the shares issued, we received cash of $30,000 for their par value and two promissory notes totaling $3,595,000 for the unpaid portion of the exercise price of the warrants. The principal amount and accrued interest are due and payable on the earlier of (i) August 31, 2003 and (ii) to the extent of the proceeds of any warrant share sale, the third business day following the date upon which the respective executive sells any or all of the warrant shares. The terms and provisions of the notes will not be materially modified or amended, nor will the term be extended or renewed. The notes provide us full recourse against the officers’ assets. The notes bear interest at our primary lender’s prime rate plus 1.50% per annum. Other receivables includes accrued interest receivable on the notes of $426,000 as of March 31, 2003 and $294,000 as of August 31, 2002. The notes receivable have been classified as a contra-equity balance in additional paid-in capital.

In August 1998, relating to an officer’s employment agreement, we loaned one of our officers $500,000 under a promissory note. We reduced the note balance by $50,000 in August 1999, relating to the officer’s employment agreement, and by $200,000 in January 2000 relating to the employee’s termination. The note bears no interest and must be repaid on the earlier to occur of the sale or transfer of the former officer’s personal residence or August 11, 2003. The balance outstanding under the loan was $250,000 as of March 31, 2003 and August 31, 2002 and was included in other receivables.

In April 1998, relating to an officer’s employment agreement, we loaned one of our executive officers $200,000 under a promissory note. The note bears interest at our primary lender’s prime rate plus 1.00% per annum. The balance outstanding under the loan, included in other receivables, was $302,000 as of March 31, 2003 (including accrued interest of $102,000) and $262,000 as of August 31, 2002 (including accrued interest of $62,000) and was repaid in April 2003.

Warrant Grants and Other Equity Transactions

In October 2001, we issued to the Affiliates warrants to purchase a total of 1,250,000 shares of our common stock at an exercise price of $2.88 per share, the fair market value of our common stock on the grant date. We issued the warrants to the Affiliates in consideration for their services and personal pledge of 1,250,000 shares of our common stock to our primary lender, as additional security for our supplemental discretionary loans.

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

Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of our Primary Lender and Vendors, and Our Ability to Achieve Our Projected Revenue Levels and Reduced Operating Expenses

Our short-term liquidity has been supplemented with borrowings under our North American and International credit facilities with GMAC Commercial Credit LLC, our primary lender. To enhance our short-term liquidity, during the seven months ended March 31, 2003, we implemented targeted expense reductions through a business restructuring. In connection with the restructuring, we reduced our fixed and variable expenses, closed our Salt Lake City, Utah software development studio, redeployed various company assets, eliminated certain marginal software titles under development, reduced our staff and staff related expenses and lowered our overall marketing expenditures. Additionally, on March 31, 2003, our primary lender advanced to us a supplemental discretionary loan of up to $11,000,000 through May 31, 2003, and $5,000,000 through September 29, 2003. In May 2003, two of our executive officers, referred to as the Affiliates, each committed to our Board of Directors to prepay a portion of their outstanding loans due to us in the amount of $2,000,000 each. Based on our cash resources, including the $11,000,000 supplemental discretionary loan provided by our primary lender and assuming our primary lender consents, based upon our existing collateral, to provide us supplemental financing during the second half of fiscal 2004, although we can provide no assurance to our stockholders that we will be able to receive such consent, and the $4,000,000 cash commitment from the Affiliates, and assuming we achieve our sales forecast by successfully meeting our product release schedule as provided in our business operating plan, and giving effect to the continued realization of savings from our implemented expense reductions, and provided we continue to enjoy the support of our primary lender and vendors, we expect to have sufficient cash resources to meet our projected cash and operating requirements through the next twelve months. The Company continues to pursue financing and investing arrangements with outside investors. In order to meet our debt service obligations, at various times we may depend on obtaining dividends, advances and transfers of funds from our subsidiaries. State and foreign laws regulate the payment of dividends by these subsidiaries, which is also subject to the terms of our North American credit agreement. A significant portion of our assets, operations, trade payables and indebtedness is located among our foreign subsidiaries. The creditors of the subsidiaries would generally recover from these assets on the obligations owed to them by the subsidiaries before any recovery by our creditors and before any assets are distributed to our stockholders.

Our long-term liquidity will significantly depend on our ability to (1) timely develop and market new software products that achieve widespread market acceptance for use with the current hardware platforms dominating the market and (2) realize long-term benefits from our implemented expense reductions, as well as (3) continue to enjoy the support of our primary lender and vendors. If we do not substantially achieve the overall projected revenue levels nor realize any additional benefits from the expense reductions we have implemented, as reflected in our business operating plan, nor are able to obtain supplemental discretionary financing from our primary lender to fund operations, we will either need to make further significant expense reductions, including, without limitation, the sale of certain assets or the consolidation or closing of certain operations, staff reductions, and/or the delay, cancellation or reduction of certain product development and marketing programs. Additionally, some of these measures may require third party consents or approvals from our primary lender and there can be no assurance that such consents or approvals can be obtained. See “If Cash Flows from Operations Are Not Sufficient To Meet Our Operational Needs, We May Be Forced To Sell Assets, Refinance Debt, or Further Downsize Our Operations”.

In the event that we do not achieve the product release schedule, sales assumptions or continue to derive expense savings from our implemented expense reductions, or our primary lender does not consent, based upon our existing collateral, to provide us supplemental financing during the second half of fiscal 2004, we cannot assure investors that our future operating cash flows will be sufficient to meet our operating requirements, our debt service requirements or repay our indebtedness at maturity, including without limitation, repayment of the supplemental discretionary loan. In any such event, our operations and liquidity will be materially and adversely affected and we could be forced to cease operations.

Failing to substantially achieve our projected revenue levels for fiscal 2004 will also result in a default under our credit agreement with our primary lender. If a default were to occur under our credit agreement and it is not timely cured by us or waived by our lender, or if this were to happen and our debt could not be refinanced or restructured, our lender could pursue its remedies, including: (1) penalty rates of interest; (2) demand for immediate repayment of the debt; and/or (3) the foreclosure on any of our assets securing the debt. If this were to happen and we were liquidated or reorganized, after payment to our creditors, there would likely be insufficient assets remaining for any distribution to our stockholders.

As of December 1, 2002 and March 31, 2003, we received waivers from GMAC with respect to those financial covenants contained in the credit agreement for which we were not in compliance. If waivers from GMAC are necessary in the future, we cannot be assured that we will be able to obtain waivers of any future covenant violations, as we have in the past. During fiscal 2003 we implemented significant expense reductions. We cannot however assure our stockholders and investors that we will achieve the overall projected sales levels based on our planned product release schedule, achieve profitability or achieve the cash flows necessary to avoid further expense reductions in fiscal 2004. See “Factors Affecting Future Performance: If Cash Flows from Operations Are Not Sufficient to Meet Our Operational Needs, We May Be Forced To Sell Assets, Refinance Debt, or Further Downsize Our Operations”, and “Industry Trends, Platform Transitions and Technological Change May Adversely Affect Our Revenue and Profitability.”

Going Concern Consideration

At August 31, 2002, our independent auditors’ report, as prepared by KPMG LLP and dated October 17, 2002, which appears in our 2002 Form 10-K, includes an explanatory paragraph relating to the substantial doubt as to the ability of Acclaim to continue as a going concern due to a working capital deficit as of August 31, 2002 and the recurring use of cash in operating activities. For the seven months ended March 31, 2003 we had a net loss of $67,805 and used $20,694 of cash in operating activities. As of March 31, 2003 we have a stockholders’ deficit of $46,158, a working capital deficit of $63,496 and $4,495 of cash and cash equivalents. These factors have continued to raise substantial doubt as to the ability of Acclaim to continue as a going concern. Based on management’s plans described below, the accompanying financial statements have been prepared on a going concern basis.

If Cash Flows from Operations Are Not Sufficient to Meet Our Operational Needs, We May Be Forced To Sell Assets, Refinance Debt, or Further Downsize Our Operations

During fiscal 2003, we implemented certain expense reduction initiatives that have begun to reduce our operating expenses during fiscal 2003 and which reductions we plan to continue in fiscal 2004. Our operating plan for fiscal 2004 focuses on (1) maintaining our lowered fixed and variable expenses worldwide, (2) continuing to limit and eliminate non-essential marketing expenses and (4) maintaining our reduced employee related expenses. Although we believe the actions we are taking should return our operations to profitability, we cannot assure our stockholders and investors that we will achieve the sales necessary to achieve sufficient liquidity and avoid further expense reduction actions such as selling assets or consolidating operations, further reducing staff, refinancing debt and/or otherwise further restructuring our operations. See “Industry Trends, Platform Transitions and Technological Change May Adversely Affect Our Revenue and Profitability” below and “Managements Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Pursuant to the terms of the credit agreement, we are required to maintain specified levels of working capital and tangible net worth, among other covenants. As of December 1, 2002 and March 31, 2003, we received waivers from GMAC with respect to those financial covenants contained in the credit agreement for which we were not in compliance. If waivers from GMAC are necessary in the future, we cannot be assured that we will be able to obtain waivers of any future covenant violations, as we have in the past. If Acclaim is liquidated or reorganized, after payment to the creditors, there are likely to be insufficient assets remaining for any distribution to our stockholders.

Revenue and Liquidity are Dependent on Timely Introduction of New Titles

The timely shipment of a new title depends on various factors, including the development process, debugging, approval by hardware licensors and approval by third-party licensors. It is likely that some of our titles will not be released in accordance with our operating plans. Because net revenue associated with the initial shipments of a new product generally constitute a high percentage of the total net revenue associated with the life of a product, a significant delay in the introduction of one or more new titles would negatively affect or limit sales (as was the case in the first and third quarters of fiscal 2002) and would have a negative impact on our financial condition, liquidity and results of operations. We cannot assure stockholders that our new titles will be released in a timely fashion in accordance with our business plan.

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

We Depend On A Relatively Small Number of Franchises For A Significant Portion Of Our Revenue And Profits

A significant portion of our revenue is derived from products based on a relatively small number of popular franchises each year. In addition, many of these products have substantial production or acquisition costs and marketing budgets. In fiscal 2003, 58% of our gross revenue was derived from five franchises. In fiscal 2002, five franchises accounted for 61% of our gross revenue. In fiscal 2001, four franchises accounted for 53% of our gross revenue. We expect that a limited number of popular brands will continue to produce a disproportionately large amount of our revenue. Due to this dependence on a limited number of brands, the failure of one or more products based on these brands to achieve anticipated results may significantly harm our business and financial results. For example, during the fourth quarter of fiscal 2002, our failure to achieve our projected revenue from two titles, Turok: Evolution and Aggressive Inline, due to lower than anticipated consumer acceptance of the products, resulted in a net loss for the fourth quarter and fiscal year 2002 and continued to contribute to losses during fiscal 2003.

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

We believe the next hardware transition cycle will occur sometime during 2005 and 2006. Delays in the launch, shortages, technical problems or lack of consumer acceptance of these platforms could adversely affect our sales of products for these platforms.

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

Profitability is Affected by Research and Development Expenditure Fluctuations Due to Platform Transitions and Development for Multiple Platforms

Our cash outlays for product development for the seven months in fiscal 2003 (a portion of which were expensed and the remainder of which were capitalized), were higher than the same period last year and our product development cash outlays may increase in the future as a result of releasing more games across multiple platforms, delayed attainment of technological feasibility and the complexity of developing games for the 128-bit game consoles, among other reasons. We anticipate that our profitability will continue to be impacted by the levels of research and development expenditures relative to revenue, and by fluctuations relating to the timing of development in anticipation of future platforms.

During fiscal 2003, we focused our development efforts and costs on the development of tools and engines necessary for PlayStation 2, Xbox and GameCube. Our fiscal 2003 release schedule was developed around PlayStation 2, GameCube, Xbox and Game Boy Advance. The release schedule for fiscal 2004 continues to support these same platforms.

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

Inability to Procure Commercially Valuable Intellectual Property Licenses May Prevent Product Releases or Result in Reduced Product Sales

Our titles often embody trademarks, trade names, logos, or copyrights licensed by third parties, such as the National Basketball Association, Major League Baseball and their respective players’ associations, and/or individual athletes or celebrities.

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

We compete primarily with other publishers of personal computer and video game console interactive entertainment software. Significant third party software competitors currently include, among others: Activision; Capcom; Eidos; Electronic Arts; Atari;

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

Revenue Varies Due to the Seasonal Nature of Video and Computer Game Software Purchases

The video and computer games industry is highly seasonal. Typically, net revenue is highest in our third fiscal quarter, declines in our fourth fiscal quarter, is lower in the second fiscal quarter and increases again in our first fiscal quarter. The seasonal pattern is due primarily to the increased demand for software during the year-end holiday selling season and the reduced demand for software during the summer months. Our earnings vary significantly and are materially affected by releases of popular products and, accordingly, may not necessarily reflect the seasonal patterns of the industry as a whole. We expect that operating results will continue to fluctuate significantly in the future. See “Factors Affecting Future Performance: Fluctuations in Quarterly Operating Results Lead to Unpredictability of Revenue and Income” below.

Fluctuations in Quarterly Operating Results Lead to Unpredictability of Revenue and Earnings

The timing of the release of new titles can cause material quarterly revenue and earnings fluctuations. A significant portion of revenue in any quarter is often derived from sales of new titles introduced in that quarter or shipped in the immediately preceding quarter. If we are unable to begin volume shipments of a significant new title during the scheduled quarter, as has been the case in the past (including the third and fourth quarters of fiscal 2001, the first and third quarters of fiscal 2002 and the first fiscal quarter of 2003), our revenue and earnings will be negatively affected in that period. In addition, because a majority of the unit sales for a title typically occur in the first thirty to one hundred twenty days following its introduction, revenue and earnings may increase significantly in a period in which a major title is introduced and may decline in the following period or in a period in which there are no major title introductions.

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

Our Software May Be Subject To Governmental Restrictions Or Rating Systems

Legislation is periodically introduced at the local, state and federal levels in the United States and in foreign countries to establish a system for providing consumers with information about graphic violence and sexually explicit material contained in interactive entertainment software products. In addition, many foreign countries have laws that permit governmental entities to censor the content and advertising of interactive entertainment software. We believe that mandatory government-run rating systems eventually may be adopted in many countries that are significant markets or potential markets for our products. We may be required to modify our products or alter our marketing strategies to comply with new regulations, which could delay the release of our products in those countries. In the first quarter of fiscal 2003, we released BMX XXX, a software title which is based on BMX bicycle riding, but which contained adult content, partial nudity and adult humor.

Due to the uncertainties regarding such rating systems, confusion in the marketplace may occur, and we are unable to predict what effect, if any, such rating systems would have on our business. In addition to such regulations, certain retailers have declined to stock BMX XXX, because they believed that the content of the packaging artwork or the products would be offensive to the retailer’s customer base. While to date these actions have not caused material harm to our business, we cannot assure you that the actions taken by certain retailers and distributors in the future, would not cause material harm to our business.

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

On January 24, 2003 we received a letter from The Nasdaq Stock Market, Inc. stating that, because our common stock had not closed at or above the minimum $1.00 per share bid price requirement for 30 consecutive trading days, we had not met the minimum bid price requirements for continued listing as set forth in Marketplace Rule 4310(c)(4), and we have until July 23, 2003 in which to regain compliance. If at any time prior to July 23, 2003 the closing bid price of our common stock is $1.00 or more for a minimum of 10 consecutive trading days, then we will again be in compliance with such rule. The letter also states that if compliance cannot be demonstrated by July 23, 2003, Nasdaq will determine whether we meet the initial listing standards for The Nasdaq SmallCap Market, and if we do meet that criteria we will be granted an additional 180 day grace period in which to demonstrate compliance. If, after July 23, 2003 compliance cannot be demonstrated and we do not meet the initial listing standards then our securities would be subject to delisting. At that time, we may appeal such determination; however, there can be no assurances that such an appeal would be successful.

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

Shares Eligible for Future Sale

As of May 24, 2003, we had 96,620,858 shares of common stock issued and outstanding, of which 13,074,111 are “restricted” securities within the meaning of Rule 144 under the Securities Act. Generally, under Rule 144, a person who has held restricted shares for one year may sell such shares, subject to certain volume limitations and other restrictions, without registration under the Securities Act.

As of May 24, 2003, 57,277,105 shares of common stock are covered by effective registration statements under the Securities Act for resale on a delayed or continuous basis by certain of our security holders.

As of May 24, 2003, a total of 4,351,111 shares of common stock are issuable upon the exercise of warrants to purchase our common stock (not including warrants issued in settlement of litigation).

We have also registered on Form S-8 a total of 24,236,000 shares of common stock (issuable upon the exercise of options) under our 1988 Stock Option Plan and our 1998 Stock Incentive Plan, and a total of 2,448,425 shares of common stock under our 1995 Restricted Stock Plan. As of March 31, 2003, options to purchase a total of 14,977,984 shares of common stock were outstanding under the 1988 Stock Option Plan and the 1998 Stock Incentive Plan, of which 11,803,605 were exercisable.

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

We had a cumulative foreign currency translation loss of $1.8 million as of March 31, 2003 and August 31, 2002, which is included in accumulated other comprehensive loss in our statements of stockholders’ equity. We recorded net foreign currency transaction gains of $0.3 million for the three months ended March 31, 2003 and $0.1 million for the seven months ended March 31, 2003. We recorded net foreign currency transaction losses of $0.2 million for the three months ended March 31, 2003 and $0.1 million for the seven months ended March 31, 2002.

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

PART II

Item 1.     Legal Proceedings.

As of May 8, 2003, thirteen class action complaints, containing similar allegations, have been filed against us and certain of our officers and/or directors. Each complaint asserts violations of federal securities laws. The actions are entitled as follows: Purvis, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1270); DMS, et al. v. Acclaim Entertainment, Inc., Rodney Cousens and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Brooklyn Division (Civil Action No. CV 03-1322); Nach, et al. v. Acclaim Entertainment, Inc., Rodney Cousens and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1363); Baron, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1541); Traube, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1487); Hildal, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1640); Hicks, et al. v. Acclaim Entertainment, Rodney Cousens and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Brooklyn Division (Civil Action No. CV 03-1698); Russo, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Brooklyn Division (Civil Action No. CV 03-1700); Vicino, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1672); Sypes, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1685); Berman, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1924);Burk, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Brooklyn Division (Civil Action No. CV 03-2030);Brake, et al. v. Acclaim Entertainment, Inc., Rodney Cousens and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-2175).

In Purvis, Baron, Traube, Hildal, Russo, Vicino, Sypes, Berman, and Burk, plaintiffs allege that during the purported class period between January 11, 2002 and September 19, 2002 we reported positive earnings statements and gave favorable earnings guidance, but failed to disclose material adverse facts regarding our business, operations and management, thereby causing plaintiffs and other members of the class to purchase our securities at artificially inflated prices. Plaintiffs claim violations under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. In DMS, Nach, Hicks, and Brake, plaintiffs assert that during the class period between January 22, 2002 and September 19, 2002 we committed certain alleged accounting improprieties, thereby causing plaintiffs and other members of the class to purchase our securities at artificially inflated prices. Plaintiffs claim violations under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5. All the complaints seek unspecified damages. The complaints in the Purvis, DMS, Baron, Russo, Vicino, Sypes and Berman actions have been served. In those actions, the parties have agreed to extend defendants’ time to respond to the complaints until after a consolidated amended complaint is served. We intend to defend these actions vigorously.

We and other companies in the entertainment industry were sued in an action entitled James, et al. v. Meow Media, et al. filed in April 1999 in the U.S. District Court for the Western District of Kentucky, Paducah Division, Civil Action No. 5:99 CV96-J.

The plaintiffs alleged that the defendants negligently caused injury to the plaintiffs as a result of, in the case of Acclaim, its distribution of unidentified “violent” video games, which induced a minor to harm his high school classmates, thereby causing damages to plaintiffs, the parents of the deceased individuals. The plaintiffs seek damages in the amount of approximately $110.0 million. The U.S. District Court for the Western District of Kentucky dismissed this action and the dismissal was then appealed by the plaintiffs to the U.S. Court of Appeals for the Sixth Circuit. The U.S. Court of Appeals for the Sixth Circuit denied plaintiffs appeal. The plaintiff filed a petition for a Writ of Certiorari with the United States Supreme Court to challenge the Sixth Circuits decision. The United States Supreme Court denied the petition on January 21, 2003. No further appeals are available to the plaintiffs.

We and other companies in the entertainment industry were sued in an action entitled Sanders et al. v. Meow Media, et al., filed in April 2001 in the U.S. District Court for the District of Colorado, Civil Action No. 01-0728. The complaint purports to be a class action brought on behalf of all persons killed or injured by the shootings which occurred at Columbine High School on April 20, 1999. We are a named defendant in the action along with more than ten other publishers of computer and video games. The complaint alleges that the video game defendants negligently caused injury to the plaintiffs as a result of their distribution of unidentified “violent” video games, which induced two minors to kill a teacher related to the plaintiff and to kill or harm their high school classmates, thereby causing damages to plaintiffs. The complaint seeks: compensatory damages in an amount not less than $15,000 for each plaintiff in the class, but up to $20.0 million for some of the members of the class; punitive damages in the amount of $5.0 billion; statutory damages against certain other defendants in the action; and equitable relief to address the marketing and distribution of “violent” video games to children. This case was dismissed on March 4, 2002. Following dismissal, the plaintiffs moved for relief and the U.S. District Court for the District of Colorado denied the relief sought by plaintiff. On April 5, 2002, plaintiffs noted an appeal to the United States Court of Appeals for the Tenth Circuit. On October 3, 2002, the Tenth Circuit took jurisdiction over plaintiffs’ appeal. The plaintiffs subsequently filed a stipulation of dismissal of their appeal with prejudice, and the Tenth Circuit formally dismissed the appeal on December 10, 2002. No further appeals are available to the plaintiffs.

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

An action entitled David Mirra v. Acclaim Entertainment, Inc., CV-03-575 was filed in the United States District Court for the Eastern District of New York on February 5, 2003. The plaintiff alleged that the defendants did not have authorization to utilize Mirra’s name and likeness in connection with a bicycle video game intended for mature audiences. Specifically, Mirra alleges that we engaged in (1) violations of § 1051 et seq. of the Lanham Act; (2) violations of §43(a) of the Lanham Act; (3) breach of the amendment to the license agreement;

(4) unfair competition; (5) tortious interference; (6) injury to business reputation and dilution; (7) deceptive trade practices in violation of General Business Law of New York § 349; (8) false advertising in violation of General Business Law of New York § 350-D; (9) violation of the California Civil Code § 3344; and (10) invasion of privacy - misappropriation of likeness pursuant to California common law; (11) invasion of privacy - false light pursuant to California common law; and (12) and accounting. Mirra claims that he has been harmed by $1.0 million per Counts 1-5 and 7-11, for a total of $10.0 million in actual damages. Mirra is also claiming that our actions were willful and is demanding an additional $20.0 million in punitive damages, plus costs and attorneys’ fees. We denied the factual and legal allegations giving rise to these causes of actions in our answer. Specifically, we have asserted defenses of acquiescence/consent, parole evidence and contract, fair use, waiver/estoppel and others. We have also raised counterclaims for declaratory judgment of non-infringement and non-breach of our License Agreement with Mirra and the Amendment thereto; breach of the License Agreement by Mirra; unfair competition and false designation of origin; and tortious interference with prospective and existing customers and contractual/business relations. Mirra filed a reply to our counterclaims denying any culpability. Neither party has yet to exchange their initial disclosures or to begin formal discovery. We are responding to this litigation vigorously.

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

4.3	Form of Warrant Agreement between the Company and American Securities Transfer & Trust, Inc. as warrant agent, relating to Class D Warrants (incorporated by reference to Exhibit 4.2 to

Exhibit No.	Description

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

Exhibit No.	Description

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

Exhibit No.		Description

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

	10.30	Promissory Note executed by Gregory E. Fischbach in favor of Acclaim Entertainment, Inc., dated July 2, 2001

	10.31	Promissory Note executed by James R. Scoroposki in favor of Acclaim Entertainment, Inc., dated July 2, 2001

	10.32	Promissory Note executed by Gregory E. Fischbach in favor of Acclaim Entertainment, Inc., dated October 1, 2001

	10.33	Promissory Note executed by James R. Scoroposki in favor of Acclaim Entertainment, Inc., dated October 1, 2001

	10.34	Amendment, dated June 25, 2002, to Promissory Note, dated July 2, 2001, executed by Gregory E. Fischbach in favor of Acclaim Entertainment, Inc.

	10.35	Amendment, dated June 25, 2002, to Promissory Note, dated July 2, 2001, executed by James R. Scoroposki in favor of Acclaim Entertainment, Inc.

	10.36	Amendment, dated June 25, 2002, to Promissory Note, dated October 1, 2001, executed by Gregory E. Fischbach in favor of Acclaim Entertainment, Inc.

	10.37	Amendment, dated June 25, 2002, to Promissory Note, dated October 1, 2001, executed by James R. Scoroposki in favor of Acclaim Entertainment, Inc.

	10.38	Promissory Note executed by Simon Hosken in favor of Acclaim Entertainment, Inc., dated October 31, 2002.

†	10.39	Amendment and Modification to Revolving Credit and Security Agreement, dated March 31, 2003

†	10.40	Amended and Restated Cash Deposit Agreement between Gregory E. Fischbach and GMAC Commercial Finance, LLC, dated March 31, 2003

†	10.41	Amended and Restated Cash Deposit Agreement between James Scoroposki and GMAC Commercial Finance, LLC, dated March 31, 2003

†	10.42	Amended and Restated Limited Guaranty by Gregory E. Fischbach in favor of GMAC Commercial Finance, LLC, dated March 31, 2003

Exhibit No.		Description

†	10.43	Amended and Restated Limited Guaranty by James Scoroposki in favor of GMAC Commercial Finance, LLC, dated March 31, 2003

†	10.44	Letter Agreement, dated March 31, 2003, between the Company’s Audit Committee and Gregory E. Fischbach and James Scoroposki

†	10.45	Form of Warrant Agreement between the Company and Gregory E. Fischbach, dated as of March 31, 2003

†	10.46	Form of Warrant Agreement between the Company and James Scoroposki, dated as of March 31,2003

†	99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of theSarbanes-Oxley Act of 2002

*	Confidential treatment has been granted with respect to certain portions of this exhibit, which have been omitted therefrom and have been separately filed with the Commission.
+	Management contract or compensatory plan or arrangement.
†	Filed herewith.

(b) Current Reports on Form 8-K:

1. Current Report on Form 8-K filed on December 6, 2002;

2. Current Report on Form 8-K filed on January 17, 2003;

3. Current Report on Form 8-K filed on January 17, 2003;

4. Current Report on Form 8-K filed on April 10, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

ACCLAIM ENTERTAINMENT, INC.

By:	/s/ GREGORY E. FISCHBACH
Gregory E. Fischbach Co-Chairman of the Board and Chief Executive Officer

May 20, 2003

By:	/s/ GERARD F. AGOGLIA
Gerard F. Agoglia Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

May 20, 2003

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

Date: May 20, 2003

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

Date: May 20, 2003