Form 10-KT
period 2003-03-31
ACCLAIM ENTERTAINMENT INC
filed 2003-05-28
CIK 804888

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 1, 2002 to March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this  Form 10-K.  ☒

As of May 14, 2003, 96,620,858 shares of common stock of the registrant were issued and outstanding and the aggregate market value of voting common stock held by non-affiliates was $57,328,820.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, with respect to the 2003 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. This report consists of 99 sequentially numbered pages. The Exhibit Index is located at sequentially numbered page 90.

ACCLAIM ENTERTAINMENT, INC.

2003 FORM 10-K ANNUAL REPORT

i

As used in this Annual Report on Form 10-K, unless the context otherwise requires, all references to “we”, “us”, “our”, “Acclaim” or the “Company” refer to Acclaim Entertainment, Inc., and our subsidiaries. The term “common stock” means our common stock, $.02 par value.

This Annual Report on Form 10-K, including Item 1 (“Business”) and Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), contains forward-looking statements about circumstances that have not yet occurred. All statements, trend analysis and other information contained below relating to markets, our products and trends in revenue, as well as other statements including words such as “anticipate”, “believe” or “expect” and statements in the future tense are forward-looking statements. These forward-looking statements are subject to business and economic risks, and actual events or our actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. We will not necessarily update this information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results and performance include, but are not limited to, those discussed under the heading “Factors Affecting Future Performance” on pages 11 to 20. Our website is located at www.acclaim.com. On our website, we make available, as soon as reasonably practicable after electronic filing with the Securities and Exchange Commission, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports. All of these reports are provided to the public free of charge.

PART I

Item 1.    Business

Overview

Acclaim Entertainment, Inc. was founded in 1987 as a Delaware corporation, and maintains operations in the United States, the United Kingdom, Germany, France, Spain and Australia. We develop, publish, market and distribute, under our brand names, interactive entertainment software for a variety of hardware platforms, including Sony’s PlayStation® 2, Microsoft’s Xbox™, and Nintendo’s GameCube™ and Game Boy™ Advance and, to a lesser extent, personal computer systems. We develop software internally, as well as engaging third parties to develop software on our behalf.

We internally develop our software products through our five software development studios located in the United States and the United Kingdom. Additionally, we contract with independent software developers to create software products for us.

Through our subsidiaries in North America, the United Kingdom, Germany, France, Spain, and Australia, we distribute our software products directly to retailers and other outlets, and we also utilize regional distributors in Japan and in the Pacific Rim to distribute software within those geographic areas. As an additional aspect of our business, we distribute software products that have been developed by third parties. A less significant aspect of our business is the development and publication of strategy guides relating to our software products and the issuance of certain “special edition” comic magazines to support certain of our brands.

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

Substantially all of our revenue is derived from one industry segment, the development, publication, marketing and distribution of interactive entertainment software. For information regarding our foreign and domestic operations, see Note 22 (Segment Information) of the notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Strategy

Our objective is to become a worldwide leader in the development, publication and distribution of quality interactive entertainment software products that deliver a highly compelling and satisfying consumer entertainment experience. Our strategy includes the following elements:

Create and Maintain Diversity in Product Mix, Platforms and Markets.    We are committed to maintaining a diversified mix of product offerings because a diversified product mix mitigates our operating risks, and broadens our demographic market appeal. See “Factors Affecting Future Performance: We Depend on a Relatively Small Number of Franchises for a Significant Portion of Our Revenue and Profits.” Therefore, we strive to develop and publish products spanning a wide range of product categories, including action, action adventure, extreme sports, sports and racing. Products are designed for target audiences ranging from game enthusiasts and children to mass-market consumers and “value priced” buyers. Presently, we concentrate on developing, publishing and distributing products that operate on Sony’s PlayStation® 2, Microsoft’s Xbox™, and Nintendo’s GameCube™ console systems and Nintendo’s Game Boy™ Advance hand held device and personal computers. We may offer our products for use on multiple platforms, where economically justified, in order to leverage our costs of development over a larger installed hardware base, therefore increasing potential unit sales. Accordingly, there are a number of factors that we take into consideration in determining the appropriate platform for each of the products we develop, including, amongst other things, the platform user demographics, the potential growth of the installed base of each platform and the competitive landscape at the time of a product’s release. We also consider that on-line functionality in the console products will be increased in accordance with market acceptance and potential return on investment.

Create, Acquire and Maintain Strong Brands.    We attempt to focus our game developing and publishing activities principally on products that are, or have the potential to become, franchise properties possessing sustainable consumer appeal and brand recognition. Such products can serve as the basis for sequels, prequels and related new products, which can be released over an extended period of time, similar to the movie entertainment industry. We have entered into a number of strategic relationships with the owners of various forms of intellectual property, which have allowed us to acquire the rights to publish products and create franchises based upon such intellectual properties. See “Factors Affecting Future Performance: Our Future Success Depends on Our Ability to Release Popular Products.”

Disciplined Product Selection and Development Processes.    The success of our publishing business depends, in significant part, on our ability to develop games that will generate high unit volume sales while simultaneously meeting our quality standards. Our publishing units use a formal control process (The Greenlight Process) for the selection, development, production and quality assurance of our products. We apply this process to products under development with external, as well as internal, resources. This Greenlight Process includes upfront concept evaluation as well as in-depth reviews of each project at numerous intervals during the development process by a team that includes senior management and a number of operating managers from our brand management, sales, marketing, and product development areas.

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

Software Development

We have invested in the creation of modern software programming tools utilized in our product development process. Utilizing these programming tools provides us with greater flexibility to create game engines for each of the next-generation hardware systems. These tools provide a competitive advantage in the creation of next-generation software, since not all entertainment software publishers maintain their own internal development studios.

Our investment in software programming tools for the earlier hardware platforms has been strategically important in positioning us for the current generation of 128-bit hardware. These investments continue to provide value to Acclaim.

During the seven months ended March 31, 2003, approximately 39% of our gross revenue was derived from software developed at our internal studios. The balance of our gross revenue for the seven months ended March 31, 2003 was derived from software development which was contracted through third-party developers. In fiscal 2004, we anticipate that the majority of our revenue will be derived from software developed in our own studios, through the release of our major franchise titles such as Alias, All Star Baseball, Gladiator: Sword of Vengeance, and NBA Jam.

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

Our product development methodology and organization are modeled on elements of the consumer packaged goods and software industry. Brand managers assess the market and establish the direction for each brand. Producers manage and monitor the quality, delivery schedule, development milestones, and budget for each title, to ensure that the title follows the approved product specifications, and coordinate the testing and final approval of the title.

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

Products

We utilize a brand structure and market our products under four distinct key brands: Acclaim, AKA Acclaim, Acclaim Sports, and Club Acclaim. We support this strategy through the regularly scheduled introduction of new titles featuring these brands. In the seven months ended March 31, 2003, we released a total of twenty-eight titles for PlayStation 2, Xbox, GameCube, Game Boy Advance and personal computers. In fiscal 2004, we currently plan on releasing a total of approximately twenty-eight titles for PlayStation 2, Xbox, Gamecube, Game Boy Advance and personal computers. In the first quarter of fiscal 2004, we have released, to date, one title for PlayStation 2, two titles for Xbox, and two titles for Gamecube. See “Factors Affecting Future Performance: Our Future Success Depends on our Ability to Release “Popular Products”.

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

Our software titles come from a variety of sources, including our own intellectual property assets, such as, Vexx (released domestically in fiscal 2003), Speed Kings, Summer Heat Beach Volleyball, XGRA and Gladiator: Sword of Vengeance (scheduled for release in fiscal 2004) and a variety of exclusive and non-exclusive licenses, including:

•	professional sports—Major League Baseball, Major League Baseball Players Association and The National Basketball Association;

•	television and film—Alias;

•	sports personalities Derek Jeter and Hulk Hogan;

•	extreme sports personalities—Dave Mirra;

•	racing—Paris Dakar, Burnout, Speed Kings and XGRA;

•	arcade—Crazy Taxi; and

•	comic books—Turok and Shadow Man.

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

The following table shows the number of software titles we released in the years indicated across the various game platforms:

	Seven Months Ended March 31, 2003	Fiscal Years Ended August 31,
		2002	2001	2000
Sony PlayStation 2	9	11	9	—
Sony PlayStation	—	—	12	9
Nintendo Gamecube	8	13	—	—
Microsoft Xbox	6	6	—	—
Nintendo Game Boy	4	11	6	9
Sega Dreamcast	—	—	5	16
Nintendo 64	—	—	—	10
Personal Computers	1	1	3	4

Total	28	42	35	48

Market

We do, and will continue to, develop and publish products for multiple hardware platforms, as this diversification is a key element of our business strategy. In the past, no hardware platform or video game system has achieved substantial long-term dominance in the interactive entertainment market, however, Sony Playstation 2 maintains the largest installed base of console systems. New entrants into the interactive entertainment and multimedia industries, such as cable television, telephone companies, and diversified media and entertainment companies, in addition to a proliferation of new technologies, such as online networks and the Internet, have increased the competition in our markets. See “Factors Affecting Future Performance: Industry Trends, Platforms Transitions and Technological Change May Adversely Affect Our Revenue and Profitability” and “Competition for Market Acceptance and Retail Shelf Space, Pricing Competition, and Competition with the Hardware Manufacturers Affects Our Revenue and Profitability.”

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

Platform License Agreements

We and various Sony computer entertainment companies (collectively, “Sony”) have entered into agreements pursuant to which we maintain a non-exclusive, non-transferable license to utilize the “Sony” name and its proprietary information and technology in order to develop and distribute software for PlayStation and PlayStation 2 in various territories throughout the world, including North America, Australia, Europe and Asia. We pay to Sony a royalty fee, plus the manufacturing cost, for each unit Sony manufactures for us. This payment is made upon the manufacture of the units. In March 2003, our agreements with Sony for the Playstation platforms renewed automatically and expire in March 2004. We do not expect any difficulties in renewing these licenses in the future. See “Factors Affecting Future Performance: If We are Unable to Obtain or Renew Licenses from Hardware Developers, We Will Not be Able to Release Software for Popular Systems.”

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

In developing a marketing strategy for a title, we seek story concepts and brands or franchises that we believe will appeal to the interests of the title’s target consumer. We strive to create marketing campaigns which are consistent with this strategy and which we believe will appeal to the targeted consumers for each of those titles. We market our software through:

•	television, radio, print, outdoor and Internet advertising;

•	our website (www.acclaim.com) and the Internet sites of others;

•	product sampling through demonstration software;

•	consumer contests and promotions;

•	in-store promotions, displays and retailer assisted co-operative advertising;

•	publicity activities; and

•	trade shows.

In addition, we enter into cooperative advertising arrangements with certain of our customers, where our software is featured in the retailers own advertisements to its customers. Dealer displays and in-store merchandising are also used to increase consumer awareness of our products.

Online, Broadband and Wireless Technologies

We think that there will be opportunities for further exploitation of our intellectual properties through the Internet, online services, hand held and other wireless devices and dedicated Internet online game services, as the hardware platform technology evolves and becomes more accepted. We are actively exploring the establishment of online game playing opportunities for the Internet and wireless services as (1) a method for realizing additional revenue from our products and (2) an additional platform for our products. We also plan to develop online components which will support online play for certain of our existing franchises, as well as for new software titles currently being developed for the next generation platforms. As an example, we intend to release an online version of All-Star Baseball 2005 for one or more of the game platforms. As wireless and online technologies evolve, we think that a number of our intellectual properties may have the potential to be exploited through these mediums.

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

Production, Sales and Distribution

Pursuant to our agreements with Nintendo and Sony, each platform manufactures the CDs or DVDs embodying the software we have developed for its system. Pursuant to our agreement with Nintendo, we are required to open a letter of credit simultaneously with the placing of a purchase order for the software. Game Boy Advance software is delivered to us approximately four to six weeks after order placement. Disc-based software for the three platforms is manufactured and then delivered to our warehouse within seven to twenty one days after we place the order with the manufacturer. The timing is dependant on seasonality and whether it is an initial order or a re-order. See “Factors Affecting Future Performance: If We Are Unable to Obtain or Renew Licenses from Hardware Developers, We Will Not be Able to Release Software for Popular Systems.”

We manufacture, through subcontractors, all of our software titles for personal computers. Orders for PC software are generally filled within ten to twenty-one days after order placement. Reorders for such software are generally filled within ten days.

We distribute our software by tailoring our distribution methods to each geographic market. In North America, our software is sold directly by our sales force, complemented by regional sales representative organizations which receive commissions based on the net sales of each product sold. We maintain an in-house sales management team to supervise the regional sales representatives. These sales representatives also act as sales representatives for some of our competitors. One of the sales representative organizations marketing our software is owned by James Scoroposki, an officer, director and principal stockholder of Acclaim. Please see Note 21B (Related Party Transactions) of the notes to Consolidated Financial Statements in Item 8 in this Annual Report on Form 10-K.

We market our software domestically, primarily to mass merchants, large retail toy store chains, department stores and specialty stores. Our key domestic retail customers include Wal-Mart, Toys R Us, Best Buy and Circuit City. Our sales to Wal-Mart accounted for approximately 6%, 10%, 12% and 15% of our gross revenue for the seven months ended March 31, 2003, fiscal 2002, 2001 and 2000, respectively. Sales to Toys R Us accounted for approximately 8%, 9%, 11% and 10% of our gross revenue for the seven months ended March 31, 2003, fiscal 2002, 2001 and 2000, respectively. Our customers do not have any commitments to purchase our software.

Internationally, we administer the sales, marketing, and distribution activities of our European subsidiaries through a central management division, Acclaim Europe, based in London. For sales in other markets, we appoint regional distributors.

We are not contractually obligated to accept returns except for defective products, however, we grant price concessions to our customers who primarily are major retailers that control market access to the consumer, when those concessions are necessary to maintain our relationships with the retailers and access to their retail channel customers. If the consumers’ demand for a specific title falls below expectations or significantly declines below previous rates of sell-through, then, we may negotiate a price concession or credit to spur further sales by retailers to maintain the relationship. As the market for each generation of game consoles matures and as more titles become available, the risk of product price concessions and returns increases. We establish sales allowances at the time we record revenue for expected product price concessions and returns based primarily on (1) market acceptance of our products, (2) level of retail inventories, (3) seasonal factors, and (4) historical price concession and return rates. Management continually monitors and adjusts these allowances to take into account actual developments and sales results in the marketplace. There can be no assurance that actual price concessions will not exceed our established allowances and reserves. See “Factors Affecting Future Performance: If Price Concessions and Returns Exceed Allowances, We May Incur Losses” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Revenue” at Item 7 in this Form 10-K.

Our warranty policy is to provide the original purchaser with replacement or repair of defective software for a period of ninety days after sale. To date, we have not experienced significant warranty claims.

Intellectual Property Licenses

Some of our software titles are based upon brands or franchises that we have licensed from third parties, such as Major League Baseball, the National Basketball Association and their respective players’ associations and Disney Interactive. Typically, we are obligated to make certain non-refundable advance payments against royalties that may become due from the sales of the games, which embody such licensed rights. We can recoup these advance payments against royalty payments otherwise due in connection with future software sales. License agreements relating to these rights generally extend for a term of two to three years. These agreements are terminable upon the occurrence of a number of factors, including our material breach of the agreement, failure to pay amounts due to the licensor in a timely manner, bankruptcy or insolvency.

Our licenses relating to South Park and World Wrestling Entertainment (“WWE”) game software were either not renewed or were terminated in fiscal 2001 based on our product release strategy, financial resources and the economic viability of the products. As a result of Extreme Championship Wrestling’s (“ECW’s”) bankruptcy in fiscal 2000, we can no longer use the ECW license. Sales of titles using ECW properties aggregated 10%, using WWE properties aggregated 11% and using South Park properties aggregated 20% of our gross revenue for fiscal 2000.

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

We compete with Sony, Microsoft and Nintendo, which each publish software for their respective hardware platforms. We also compete with numerous companies which are, like us, licensed by the platform manufacturers to develop software products for use on their systems. These competitors include Activision, Capcom, Eidos, Electronic Arts, Atari, Konami, Lucas Arts, Midway, Namco, Sega, Take-Two Interactive, THQ, 3DO and Ubi Soft, among others. Although Sega no longer manufactures videogame platforms, it continues to be a major videogame software publisher. We also face additional competition from the entry of new companies, including large diversified entertainment companies such as Disney Interactive and Fox Interactive, into our market.

Data derived from the Toy Retail Sales Tracking Service (“TRSTS”) indicates that, for calendar 2002, our market share of software sold for PlayStation 2 was 3.1%, for Xbox was 2.6%, for GameCube was 4.4% and for Game Boy Advance was 1.6%. For calendar 2001, our market share of software sold for PlayStation 2 was 4.1%, for Xbox was 0.9%, for GameCube was 5.9% and for Game Boy Advance was 0.4%. The market for software for PCs is fragmented and we have a small share of that market.

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

Comic Book and Other Publishing

Our subsidiary, Acclaim Comics, publishes strategy guides relating to our software products and “special issue” comic books. We have not derived significant revenue and profit from the sale of Acclaim Comics’ products. Although we intend to continue releasing software for multiple platforms based on characters licensed or created by Acclaim Comics, as well as strategy guides relating to our software and, at times, “special issue” comic books, as a result of our exiting the comic book publishing business in fiscal 2000, future revenue derived by Acclaim Comics will primarily depend on: (1) the licensing and merchandising of certain characters, such as, Shadow Man and Turok, in interactive entertainment and other media, such as motion pictures or television, (2) the use of those characters in our software, and (3) the publication and sale of software strategy guides and “special issue” comic books.

Seasonality

Our business is highly seasonal. We typically experience our highest revenue and profit in the calendar year-end holiday season, our third fiscal quarter, and a seasonal low in revenue and profits in our first fiscal quarter.

Employees

As of March 31, 2003, we had 512 employees. We believe that our relationship with our employees is good. None of our employees are subject to a collective bargaining agreement, and we have not experienced any labor-related work stoppages.

Financial Information about Foreign and Domestic Operations and Export Sales

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 22 (Segment Information) of the notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Executive Officers

The following table sets forth information regarding our executive officers, who are chosen by and serve at the pleasure of our Board of Directors:

Name	Position and Principal Occupation	Age
Gregory E. Fischbach	Co-Chairman of the Board and Chief Executive Officer	61
James Scoroposki	Co-Chairman of the Board, Senior Executive Vice President, Secretary and Treasurer	55
Rodney Cousens	Global President and Chief Operating Officer	52
Gerard F. Agoglia	Executive Vice President and Chief Financial Officer	52

Gregory E. Fischbach, a founder of our Company, has been our Chief Executive Officer since its formation, a member of our Board of Directors since 1987 and Co-Chairman of our Board of Directors since March 1989. Mr. Fischbach was also our President from its formation to January 1990 and again from October 1996 to December 2001.

James Scoroposki, a founder of our Company, has been our Senior Executive Vice President since December 1993, a member of our Board of Directors since 1987, Co-Chairman of our Board of Directors since March 1989 and our Secretary and Treasurer since our formation. Mr. Scoroposki was also Chief Financial Officer from April 1988 to May 1990, Executive Vice President from formation to November 1993 and acting Chief Financial Officer from November 1997 to August 1999. Since December 1979, he has also been the President and sole shareholder of Jaymar Marketing Inc., a sales representative organization. Please see Note 21B (Related Party Transactions) of the notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Rodney Cousens Rodney Cousens was appointed the Company’s Global President and Chief Operating Officer in January of 2003. Prior to that time, Mr. Cousens has held positions within the Company of President and Chief Operating Officer—International of Acclaim Europe, a division of the Company, since October 1996, from June 1994 to October 1996, Mr. Cousens held the position of President of Acclaim Europe, and from March 1991 to June 1994, Mr. Cousens held the position of Vice President of Acclaim Europe. Mr. Cousens first became an executive officer of the Company in August 1998.

Gerard F. Agoglia became an executive officer in August 2000, when he joined us as Executive Vice President and Chief Financial Officer. Mr. Agoglia was Senior Vice President, Chief Financial Officer of Lantis Eyewear Corporation from October, 1998 to September 2000 and prior to that, Mr. Agoglia served as Corporate Controller of Calvin Klein, Inc. from June, 1997 to September, 1998. Mr. Agoglia has over 20 years of corporate financial management experience in the apparel and accessories industries. Mr. Agoglia is a Certified Public Accountant and has a Masters of Business Administration degree.

FACTORS AFFECTING FUTURE PERFORMANCE

Our future operating results depend upon many factors and are subject to various risks and uncertainties. The known material risks and uncertainties which may cause our operating results to vary from anticipated results or which may negatively affect our operating results and profitability are as follows:

Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of our Primary Lender and Vendors, and Our Ability to Achieve Our Projected Revenue Levels and Reduced Operating Expenses

Our short-term liquidity has been supplemented with borrowings under our North American and International credit facilities with GMAC Commercial Credit LLC, our primary lender. To enhance our short-term liquidity, during the seven months ended March 31, 2003, we implemented targeted expense reductions through a business restructuring. In connection with the restructuring, we reduced our fixed and variable expenses, closed our Salt Lake City, Utah software development studio, redeployed various company assets, eliminated certain marginal software titles under development, reduced our staff and staff related expenses and lowered our overall marketing expenditures. Additionally, on March 31, 2003, our primary lender advanced to us a supplemental discretionary loan of up to $11,000,000 through May 31, 2003, which thereafter is reduced to $5,000,000 through September 29, 2003. In May 2003, two of our executive officers, referred to as the Affiliates, each committed to our Board of Directors to prepay $2,000,000 of their outstanding loans due to us. Based on our cash resources, including the $11,000,000 supplemental discretionary loan provided by our primary lender and assuming our primary lender consents, based upon our existing collateral, to provide us supplemental financing during the second half of fiscal 2004, although we can provide no assurance to our stockholders that we will be able to receive such consent, and the $4,000,000 cash commitment from the Affiliates, and assuming we achieve our sales forecast by successfully meeting our product release schedule as provided in our business operating plan, and giving effect to the continued realization of savings from our implemented expense reductions, and provided we continue to enjoy the support of our primary lender and vendors, we expect to have sufficient cash resources to meet our projected cash and operating requirements through the next twelve months. The Company continues to pursue financing and investing arrangements with outside investors. In order to meet our debt service obligations, at various times we may depend on obtaining dividends, advances and transfers of funds from our subsidiaries. State and foreign laws regulate the payment of dividends by these subsidiaries, which is also subject to the terms of our North American credit agreement. A significant portion of our assets, operations, trade payables and indebtedness is located among our foreign subsidiaries. The creditors of the subsidiaries would generally recover from these assets on the obligations owed to them by the subsidiaries before any recovery by our creditors and before any assets are distributed to our stockholders.

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

As of December 1, 2002 and March 31, 2003, we received waivers from GMAC with respect to those financial covenants contained in the credit agreement for which we were not in compliance. If waivers from GMAC are necessary in the future, we cannot be assured that we will be able to obtain waivers of any future covenant violations, as we have in the past. During the seven months ended March 31, 2003, we implemented significant expense reductions. We cannot however assure our stockholders and investors that we will achieve the overall projected sales levels based on our planned product release schedule, achieve profitability or achieve the cash flows necessary to avoid further expense reductions in fiscal 2004. See “Factors Affecting Future Performance: If Cash Flows from Operations Are Not Sufficient to Meet Our Operational Needs, We May Be Forced To Sell Assets, Refinance Debt, or Further Downsize Our Operations”, and “Industry Trends, Platform Transitions and Technological Change May Adversely Affect Our Revenue and Profitability.”

Going Concern Consideration

For the seven months ended March 31, 2003 we had a net loss of $67.8 million and used $20.7 million of cash in operating activities. As of March 31, 2003 we had a stockholders’ deficit of $46.2 million, a working capital deficit of $63.5 million and $4.5 million of cash and cash equivalents. While the accompanying financial statements have been prepared under the assumption that Acclaim will continue as a going concern, our independent auditors’ report, prepared by KPMG LLP, includes an explanatory paragraph relating to substantial doubt as to the ability of Acclaim to continue as a going concern, due to working capital and stockholders’ deficits as of March 31, 2003 and the recurring use of cash in operating activities. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If Cash Flows from Operations Are Not Sufficient to Meet Our Operational Needs, We May Be Forced To Sell Assets, Refinance Debt, or Further Downsize Our Operations

During the seven months ended March 31, 2003, we implemented certain expense reduction initiatives that have begun to reduce our operating expenses during the seven months ended March 31, 2003 and which reductions we plan to continue in fiscal 2004. Our operating plan for fiscal 2004 focuses on (1) maintaining our lowered fixed and variable expenses worldwide, (2) continuing to limit and eliminate non-essential marketing expenses and (3) maintaining our reduced employee related expenses. Although we believe the actions we are taking should return our operations to profitability, we cannot assure our stockholders and investors that we will achieve the sales necessary to achieve sufficient liquidity and avoid further expense reduction actions such as selling assets or consolidating operations, further reducing staff, refinancing debt and/or otherwise further restructuring our operations. See “Industry Trends, Platform Transitions and Technological Change May Adversely Affect Our Revenue and Profitability” below and “Managements Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

We Depend On A Relatively Small Number of Franchises For A Significant Portion Of Our Revenue And Profits

A significant portion of our revenue is derived from products based on a relatively small number of popular franchises each year. In addition, many of these products have substantial production or acquisition costs and marketing budgets. During the seven months ended March 31, 2003, 55% of our gross revenue was derived from five franchises. In fiscal 2002, five franchises accounted for 61% of our gross revenue. In fiscal 2001, four franchises accounted for 53% of our gross revenue. In fiscal 2000, four franchises accounted for 51% of our gross revenue. We expect that a limited number of popular brands will continue to produce a disproportionately large amount of our revenue. Due to this dependence on a limited number of brands, the failure of one or more products based on these brands to achieve anticipated results may significantly harm our business and financial results. For example, during the fourth quarter of fiscal 2002, our failure to achieve our projected revenue from two titles, Turok: Evolution and Aggressive Inline, due to lower than anticipated consumer acceptance of the products, resulted in a net loss for the fourth quarter and fiscal year 2002 and continued to contribute to losses during the seven months ended March 31, 2003.

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

Profitability is Affected by Research and Development Expenditure Fluctuations Due to Platform Transitions and Development for Multiple Platforms

Our cash outlays for product development for the seven months ended March 31, 2003 (a portion of which were expensed and the remainder of which were capitalized), were higher than the same period last year and our product development cash outlays may increase in the future as a result of releasing more games across multiple platforms, delayed attainment of technological feasibility and the complexity of developing games for the 128-bit game consoles, among other reasons. We anticipate that our profitability will continue to be impacted by the levels of research and development expenditures relative to revenue, and by fluctuations relating to the timing of development in anticipation of future platforms.

During the seven months ended March 31, 2003, we focused our development efforts and costs on the development of tools and engines necessary for PlayStation 2, Xbox and GameCube. Our fiscal 2003 release schedule was developed around PlayStation 2, GameCube, Xbox and Game Boy Advance. The release schedule for fiscal 2004 continues to support these same platforms.

If Price Concessions and Returns Exceed Allowances, We May Incur Losses

In the past, particularly during platform transitions, we have had to increase our price concessions granted to our retail customers. Coupled with more competitive pricing, if our allowances for price concessions and returns are exceeded, our financial condition and results of operations will be negatively impacted, as has occurred in the past. We grant price concessions to our customers (primarily major retailers which control market access to the consumer) when we deem those concessions are necessary to maintain our relationships with those retailers and continued access to their retail channel customers. If the consumers’ demand for a specific title falls below expectations or significantly declines below previous rates of retail sell-through, then a price concession or credit may be requested by our customers to spur further sales.

Management makes significant estimates and assumptions based on actual historical experience regarding allowances for estimated price concessions and product returns in preparing the financial statements. Management establishes allowances at the time of product shipment, taking into account the potential for price concessions and product returns based primarily on: market acceptance of products in retail and distributor inventories; level of retail inventories and retail sell-through rates; seasonality; and historical price concession and product return rates. Management monitors and adjusts these allowances quarterly to take into account actual developments and results in the marketplace. We believe that our estimates of allowances for price concessions and returns are adequate and reasonable, but we cannot guarantee the adequacy of our current or future allowances.

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

Revenue Varies Due to the Seasonal Nature of Video and Computer Game Software Purchases

Our business is highly seasonal. We typically experience our highest revenue and profit in the calendar year-end holiday season, our third fiscal quarter, and a seasonal low in revenue and profits in our first fiscal quarter. The seasonal pattern is due primarily to the increased demand for software during the year-end holiday selling season and the reduced demand for software during the summer months. Our earnings vary significantly and are materially affected by releases of popular products and, accordingly, may not necessarily reflect the seasonal patterns of the industry as a whole. We expect that operating results will continue to fluctuate significantly in the future. See “Factors Affecting Future Performance: Fluctuations in Quarterly Operating Results Lead to Unpredictability of Revenue and Earnings” below.

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

Our Stock Price is Volatile and Stockholders May Not be Able to Recoup Their Investment

There is a history of significant volatility in the market prices of securities of companies engaged in the software industry, including Acclaim. Movements in the market price of our common stock from time to time have negatively affected stockholders’ ability to recoup their investment in the stock. The price of our common stock is likely to continue to be highly volatile, and stockholders may not be able to recoup their investment. If our future revenue, cash used in or provided by operations (liquidity), profitability or product releases do not meet expectations, the price of our common stock may be negatively affected.

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

Shares Eligible for Future Sale

As of May 14, 2003, we had 96,620,858 shares of common stock issued and outstanding, of which 13,074,111 are “restricted” securities within the meaning of Rule 144 under the Securities Act. Generally, under Rule 144, a person who has held restricted shares for one year may sell such shares, subject to certain volume limitations and other restrictions, without registration under the Securities Act.

As of May 14, 2003, 57,277,105 shares of common stock are covered by effective registration statements under the Securities Act for resale on a delayed or continuous basis by certain of our security holders.

As of May 14, 2003, a total of 4,351,111 shares of common stock are issuable upon the exercise of warrants to purchase our common stock (not including warrants issued in settlement of litigation).

We have also registered on Form S-8 a total of 24,236,000 shares of common stock (issuable upon the exercise of options) under our 1988 Stock Option Plan and our 1998 Stock Incentive Plan, and a total of 2,448,425 shares of common stock under our 1995 Restricted Stock Plan. As of March 31, 2003, options to purchase a total of 14,977,984 shares of common stock were outstanding under the 1988 Stock Option Plan and the 1998 Stock Incentive Plan, of which 8,384,884 were exercisable.

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

Our corporate headquarters is located in a 70,000 square foot office building in Glen Cove, New York, which we purchased in fiscal 1994. We also own a 22,000 square foot office facility and lease a 5,000 square foot facility in the U.K. where our international operations are headquartered. As of March 31, 2003, the owned U.K. facility was held for sale. Currently, we have a mortgage outstanding relating to the U.K. facility. Please see Note 8 (Building Held for Sale), Note 14 (Debt) and Note 15 (Obligations under Capital and Operating Leases) of the notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

In addition, our development studios lease in the aggregate 47,000 square feet of office space in Ohio, Texas and the U.K. Our foreign subsidiaries lease office space in France, Germany, Spain, Australia and the U.K. We anticipate that these facilities are adequate for our current and foreseeable future needs.

Item	3. Legal Proceedings.

As of May 8, 2003, thirteen class action complaints, containing similar allegations, have been filed against us and certain of our officers and/or directors. Each complaint asserts violations of federal securities laws. The actions are entitled as follows: Purvis, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1270); DMS, et al. v. Acclaim Entertainment, Inc., Rodney Cousens and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Brooklyn Division (Civil Action No. CV 03-1322); Nach, et al. v. Acclaim Entertainment, Inc., Rodney Cousens and

Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1363); Baron, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1541); Traube, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1487); Hildal, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1640); Hicks, et al. v. Acclaim Entertainment, Rodney Cousens and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Brooklyn Division (Civil Action No. CV 03-1698); Russo, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Brooklyn Division (Civil Action No. CV 03-1700); Vicino, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1672); Sypes, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1685); Berman, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1924); Burk, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Brooklyn Division (Civil Action No. CV 03-2030); Brake, et al. v. Acclaim Entertainment, Inc., Rodney Cousens and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-2175).

In Purvis, Baron, Traube, Hildal, Russo, Vicino, Sypes, Berman, and Burk, plaintiffs allege that during the purported class period between January 11, 2002 and September 19, 2002 we reported positive earnings statements and gave favorable earnings guidance, but failed to disclose material adverse facts regarding our business, operations and management, thereby causing plaintiffs and other members of the class to purchase our securities at artificially inflated prices. Plaintiffs claim violations under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. In DMS, Nach, Hicks, and Brake, plaintiffs assert that during the class period between January 22, 2002 and September 19, 2002 we committed certain alleged accounting improprieties, thereby causing plaintiffs and other members of the class to purchase our securities at artificially inflated prices. Plaintiffs claim violations under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5. All the complaints seek unspecified damages. The complaints in the Purvis, DMS, Baron, Russo, Vicino, Sypes and Berman actions have been served. In those actions, the parties have agreed to extend defendants’ time to respond to the complaints until after a consolidated amended complaint is served. We intend to defend these actions.

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

An action entitled David Mirra v. Acclaim Entertainment, Inc., CV-03-575 was filed in the United States District Court for the Eastern District of New York on February 5, 2003. The plaintiff alleged that the defendants did not have authorization to utilize Mirra’s name and likeness in connection with a bicycle video game intended for mature audiences. Specifically, Mirra alleges that we engaged in (1) violations of § 1051 et seq. of the Lanham Act; (2) violations of §43(a) of the Lanham Act; (3) breach of the amendment to the license agreement; (4) unfair competition; (5) tortious interference; (6) injury to business reputation and dilution; (7) deceptive trade practices in violation of General Business Law of New York § 349; (8) false advertising in violation of General Business Law of New York § 350-D; (9) violation of the California Civil Code § 3344; and (10) invasion of privacy—misappropriation of likeness pursuant to California common law; (11) invasion of privacy—false light pursuant to California common law; and (12) accounting. Mirra claims that he has been harmed by $1.0 million per Counts 1-5 and 7-11, for a total of $10.0 million in actual damages. Mirra is also claiming that our actions were willful and is demanding an additional $20.0 million in punitive damages, plus costs and attorneys’ fees. We believe we have meritorious defenses to these allegations and we intend to defend this action vigorously. Neither party has yet to exchange their initial disclosures or to begin formal discovery.

We are also party to various litigations arising in the ordinary course of our business, the resolution of which, we believe, will not have a material adverse effect on our liquidity or results of operations.

Item	4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item	5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Price

Our common stock was traded on The Nasdaq National Market until July 31, 2000 when it was delisted and transferred to the Nasdaq Small Cap Market. Our trading symbol remains unchanged as AKLM. As of May 21, 2003, the closing sale price of our common stock was $0.54 per share. As of this date, there were approximately 2,949 holders of record of our common stock.

Summarized below is the range of high and low sales prices for our common stock for each of the periods indicated:

	Price
	High	Low
Fiscal Year 2003
September 30, 2002 through December 29, 2002	$1.49	$0.60
December 30, 2002 through March 31, 2003	0.90	0.37

Fiscal Year 2002
First Quarter	$6.25	$2.08
Second Quarter	5.84	3.25
Third Quarter	5.90	4.00
Fourth Quarter	5.27	1.47

Fiscal Year 2001
First Quarter	$2.47	$0.84
Second Quarter	2.03	0.31
Third Quarter	4.00	0.72
Fourth Quarter	5.50	3.30

Dividend Policy

We have never declared or paid any cash dividends on our common stock and have no present intention to declare or pay cash dividends on our common stock in the foreseeable future. We are subject to various financial covenants with our primary lender that could limit our ability and/or prohibit us to pay dividends in the future. Please see discussion regarding our primary lender under “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and see Note 14 (Debt) of the notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. We intend to retain earnings, if any, which we may realize in the foreseeable future to finance our operations.

Equity Instruments

Summarized below are our equity compensation plans as of March 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants(a)	Weighted-average exercise price of outstanding options and warrants(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by stockholders	14,977,984	$3.32	3,188,505
Equity compensation plans not approved by stockholders	4,787,132	$1.44	—

Total	19,765,116	$2.86	3,188,505

Item	6. Selected Financial Data.

You should read the tables below together with the Consolidated Financial Statements and the related notes, which are included in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included in Item 7 of this Annual Report on Form 10-K.

	(In thousands, except per share data)
	Seven Months Ended March 31,		Fiscal Years Ended August 31,
	2003	2002	2002	2001	2000	1999	1998
		(Unaudited)
Statements of Operations Data:
Net revenue	$101,589	$160,188	$268,688	$197,568	$188,626	$430,974	$326,561
Cost of revenue	76,507	62,891	118,386	62,023	105,396	200,980	148,660

Gross profit	25,082	97,297	150,302	135,545	83,230	229,994	177,901

Operating expenses
Marketing and selling	32,295	30,132	57,892	31,631	71,632	72,245	61,691
General and administrative	24,549	25,165	43,374	40,839	56,378	64,322	50,848
Research and development	25,392	23,133	44,139	39,860	57,410	50,452	37,367
Litigation recovery	—	—	—	—	—	(1,753)	—
Goodwill writedown	—	—	—	—	17,870	—	—
Restructuring charges	4,824	—	—	—	—	—	—
Impairment on building held for sale	2,146	—	—	—	—	—	—

Total operating expenses	89,206	78,430	145,405	112,330	203,290	185,266	149,906

(Loss) earnings from operations	(64,124)	18,867	4,897	23,215	(120,060)	44,728	27,995

Other income (expense)
Interest expense, net	(4,073)	(5,301)	(7,269)	(10,522)	(7,691)	(6,344)	(6,832)
(Loss) gain on early retirement of debt	—	(1,221)	(1,221)	2,795	—	—	—
Other income (expense)	201	(843)	(1,660)	1,699	(3,902)	646	291

Total other expense	(3,872)	(7,365)	(10,150)	(6,028)	(11,593)	(5,698)	(6,541)

(Loss) earnings before income taxes	(67,996)	11,502	(5,253)	17,187	(131,653)	39,030	21,454
Income tax (benefit) provision	(191)	(944)	(720)	(106)	91	2,972	764

Net (loss) earnings	$(67,805)	$12,446	$(4,533)	$17,293	$(131,744)	$36,058	$20,690

Net (loss) earnings per share data:
Basic	$(0.73)	$0.15	$(0.05)	$0.29	$(2.36)	$0.66	$0.40

Diluted	$(0.73)	$0.14	$(0.05)	$0.26	$(2.36)	$0.57	$0.37

	March 31,		August 31,
	2003	2002	2002	2001	2000	1999	1998
Balance Sheet Data:
Working capital (deficiency)	$(63,496)	$18,830	$(7,287)	$(39,413)	$(76,769)	$29,391	$(19,100)
Total assets	79,937	146,720	182,895	125,630	93,093	271,248	178,868
Short-term debt	35,399	26,700	54,508	54,653	30,108	27,652	20,669
Long-term debt	632	13,961	4,737	14,473	55,847	51,732	53,041
Stockholders’ (deficit) equity	(46,158)	34,854	19,355	(20,355)	(93,980)	31,359	(21,773)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In January 2003, our Board of Directors approved a plan to change our fiscal year end from August 31 to March 31. The accompanying consolidated financial statements include our results of operations for the seven month fiscal year ended March 31, 2003. Fiscal year 2004 commenced on April 1, 2003 and will end on March 31, 2004. Our quarterly closing dates will occur on the Sunday closest to the last day of the calendar quarter, which encompasses the following quarter ending dates for fiscal 2004.

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

Substantially all of our revenue is derived from one industry segment, the development, publication, marketing and distribution of interactive entertainment software. For information regarding our foreign and domestic operations, see Note 22 (Segment Information) of the notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Approximately 39% of our gross revenue was derived from software developed at our internal studios by our in-house development group for the seven months ended March 31, 2003. The balance of our gross revenue was derived from software development contracted through third-party developers.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. On an ongoing basis, we evaluate the estimates to determine their accuracy and make adjustments when we deem it necessary. Note 1 (Business and Significant Accounting Policies) of the notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, describes the significant accounting policies and methods we use in the preparation of our Consolidated Financial Statements. We use estimates for, but not limited to, accounting for the allowance for price concessions and returns, the valuation of inventory, the recoverability of advance royalty payments and the amortization of capitalized software development costs. We base estimates on our historical experience and on various other assumptions that we believe are relevant under the circumstances, the results from which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Our critical accounting policies include the following:

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

Operating Results

Summarized below are our operating results for the seven months ended March 31, 2003 and 2002 and the fiscal years ended August 31, 2002, 2001 and 2000, and the related changes in operating results between those periods. You should read the tables below together with the consolidated financial statements and the related notes, which are included in Item 8 of this Annual Report on Form 10-K.

Seven Months Ended March 31, 2003 Compared to Seven Months Ended March 31, 2002

	(in thousands)
			Changes
	Seven Months Ended		2003 Versus 2002
	March 31, 2003	March 31, 2002	$	%
		(Unaudited)
Net revenues	$101,589	$160,188	$(58,599)	-36.6%
Cost of revenue	76,507	62,891	13,616	21.7%

Gross profit	25,082	97,297	(72,215)	-74.2%

Operating expenses
Marketing and selling	32,295	30,132	2,163	7.2%
General and administrative	24,549	25,165	(616)	-2.4%
Research and development	25,392	23,133	2,259	9.8%
Restructuring charges	4,824	—	4,824	0.0%
Impairment on building held for sale	2,146	—	2,146	0.0%

Total operating expenses	89,206	78,430	10,776	13.7%

(Loss) earnings from operations	(64,124)	18,867	(82,991)	-439.9%

Other income (expense)
Interest expense, net	(4,073)	(5,301)	1,228	-23.2%
Loss on early retirement of debt	—	(1,221)	1,221	-100.0%
Other income (expense)	201	(843)	1,044	-123.8%

Total other expense	(3,872)	(7,365)	3,493	-47.4%

(Loss) earnings before income taxes	(67,996)	11,502	(79,498)	-691.2%
Income tax benefit	(191)	(944)	753	-79.8%

Net (loss) earnings	$(67,805)	$12,446	$(80,251)	-644.8%

Fiscal 2002 Compared to Fiscal 2001

	(in thousands)
			Changes
	Fiscal Years Ended August 31,		2002 Versus 2001
	2002	2001	$	%
Net revenue	$268,688	$197,568	$71,120	36.0%
Cost of revenue	118,386	62,023	56,363	90.9%

Gross profit	150,302	135,545	14,757	10.9%

Operating expenses
Marketing and selling	57,892	31,631	26,261	83.0%
General and administrative	43,374	40,839	2,535	6.2%
Research and development	44,139	39,860	4,279	10.7%

Total operating expenses	145,405	112,330	33,075	29.4%

Earnings from operations	4,897	23,215	(18,318)	-78.9%

Other income (expense)
Interest expense, net	(7,269)	(10,522)	3,253	-30.9%
(Loss) gain on early retirement of debt	(1,221)	2,795	(4,016)	-143.7%
Other (expense) income	(1,660)	1,699	(3,359)	-197.7%

Total other expense	(10,150)	(6,028)	(4,122)	68.4%

(Loss) earnings before income taxes	(5,253)	17,187	(22,440)	-130.6%
Income tax benefit	(720)	(106)	(614)	579.2%

Net (loss) earnings	$(4,533)	$17,293	$(21,826)	-126.2%

Fiscal 2001 Compared to Fiscal 2000

	Fiscal Years Ended August 31,		Changes
			2001 Versus 2000
	2001	2000	$	%
	(in thousands)
Net revenue	$197,568	$188,626	$8,942	4.7%
Cost of revenue	62,023	105,396	(43,373)	-41.2%

Gross profit	135,545	83,230	52,315	62.9%

Operating expenses
Marketing and selling	31,631	71,632	(40,001)	-55.8%
General and administrative	40,839	56,378	(15,539)	-27.6%
Research and development	39,860	57,410	(17,550)	-30.6%
Goodwill writedown	—	17,870	(17,870)	-100.0%

Total operating expenses	112,330	203,290	(90,960)	-44.7%

Earnings (loss) from operations	23,215	(120,060)	143,275	-119.3%

Other income (expense)
Interest expense, net	(10,522)	(7,691)	(2,831)	36.8%
Gain on early retirement of debt	2,795	—	2,795	NA
Other income (expense)	1,699	(3,902)	5,601	-143.5%

Total other expense	(6,028)	(11,593)	5,565	-48.0%

Earnings (loss) before income taxes	17,187	(131,653)	148,840	-113.1%
Income tax (benefit) provision	(106)	91	(197)	-216.5%

Net earnings (loss)	$17,293	$(131,744)	$149,037	-113.1%

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

Summarized below is information about our gross revenue by game console for the seven months ended March 31, 2003 and 2002 and the fiscal years ended August 31, 2002, 2001 and 2000. Please note that the numbers in the schedule below do not include the effect of provisions for price concessions and returns because we do not track them by game console. Accordingly, the numbers presented may vary materially from those that we would disclose were we able to present the information net of provisions for price concessions and returns.

	Seven Months Ended		Fiscal Years Ended
	March 31, 2003	March 31, 2002,	August 31, 2002	August 31, 2001	August 31, 2000
		(Unaudited)
Cartridge-based software:
Nintendo Game Boy	4%	8%	7%	11%	9%
Nintendo 64	—	—	—	2%	31%

Subtotal for cartridge-based software	4%	8%	7%	13%	40%

Disc-based software:
Sony PlayStation 2: 128-bit	64%	57%	52%	33%	—
Sony PlayStation 1: 32-bit	3%	7%	4%	41%	32%
Microsoft Xbox: 128-bit	15%	8%	13%	—	—
Nintendo GameCube: 128-bit	13%	19%	22%	—	—
Sega Dreamcast: 128-bit	—	—	—	9%	21%

Subtotal for disc-based software	95%	91%	91%	83%	53%

PC software	1%	1%	2%	4%	7%

Total	100%	100%	100%	100%	100%

Summarized below is information about our software franchises, all released on multiple platforms, that represented 5% or more of gross revenue for the seven months ended March 31, 2003 and 2002 and the fiscal years ended August 31, 2002, 2001 and 2000:

Software Franchise	Seven Months Ended		Fiscal Years Ended
	March 31, 2003	March 31, 2002	August 31, 2002	August 31, 2001	August 31, 2000
		(Unaudited)
Burnout	20%	12%	11%	—	—
Legends of Wrestling	11%	8%	8%	—	—
BMX XXX	9%	—	—	—	—
All Star Baseball	8%	15%	11%	5%	3%
Turok	8%	—	20%	—	10%
ATV	7%	2%	2%	3%	—
Vexx	5%	—	—	—	—
Mary-Kate & Ashley	5%	5%	3%	13%	3%
Crazy Taxi	4%	8%	6%	10%	—
BMX	2%	17%	11%	25%	—
Aggressive Inline	2%	—	6%	—	—
18 Wheeler	1%	5%	3%	—	—
Extreme G	1%	5%	3%	4%	—
Supercross	1%	5%	3%	4%	7%
Shadowman	—	4%	2%	—	5%
World Wrestling Federation	—	—	—	—	11%
Extreme Championship Wrestling	—	—	—	—	10%
South Park	—	—	—	—	20%

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

The $16.1 million decrease in gross revenue was primarily attributable to sequel titles generating lower gross revenues during the seven months ended March 31, 2003 than the earlier versions generated in the same period of the prior year due to a reduction in the average domestic selling price per unit as well as lower unit quantities shipped for certain sequel products. The $42.5 million increase in the net provision for price concessions and returns was primarily due to a $25.7 million increase in the estimated amount of price concessions and returns for product shipments in the seven months ended March 31, 2003 that will be provided primarily to major retailers because of the general decrease in retail channel sell through rates of our products caused by greater competition in the marketplace, the general lack of market acceptance of platform genre games, as well as lower consumer acceptance of games released for the GameCube platform.

In addition, in the fourth quarter of fiscal 2002, we released the software titles Turok: Evolution and Aggressive Inline which we anticipated would be significant revenue drivers and valuable additions to our product catalog. The market reception to these products, as evidenced by the retail sell-through rates to consumers in the first quarter of fiscal 2003 and subsequently, fell significantly below our expectations. As a result of the poor retail sell-through, significant quantities of these products remained in the retail channel as of September 30, 2002. Accordingly, we provided our retail customers price concessions for these products more rapidly after the initial release date than was our historical practice and, in the fourth quarter of fiscal 2002, recorded a $17.9 million provision for price concessions and returns on these products that exceeded historical allowance rates and that we believed would have resulted in additional sell-through to our retailers’ customers through the holiday season. During the seven months ended March 31, 2003, while the price concessions we offered our retail customers did increase the retail sell-through rate, the rate of reduction of retail channel inventory did not attain the level we had originally estimated and consequently, we also experienced significantly more returns of these two products from our retail customers than we originally had estimated. Additionally, the market for GameCube products softened after the 2002 holiday season, which required us to provide price concessions on our products for that platform to lower prices than originally estimated and the actual retail sell-through rates of Legends of Wrestling and BMX were less than the projected retail sell-through rates we had used in our previous estimates of allowances, which were based on historical experience, and actual sell-through rates for those products through August 31, 2002. As a result of these events, we needed to provide our retail customers additional price concessions. The resulting $14.4 million increase to the provision for price concessions and returns negatively impacted net revenues for the seven months ended March 31, 2003.

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

Gross profit in fiscal 2004 will depend in large part on the rate of growth of the software market for 128-bit game consoles (Sony’s PlayStation 2, Nintendo’s GameCube and Microsoft’s Xbox) and our ability to identify, develop and timely publish, in accordance with our product release schedule, software that sells through at projected levels at retail. See “Factors Affecting Future Performance: Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of Our Primary Lender and Vendors, and Our Ability to Achieve Our Projected Revenue Levels and Reduced Operating Expenses.”

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

For fiscal 2001, gross profit as a percentage of net revenue was 69% as compared to 44% for fiscal 2000. The 25 percentage point increase resulted primarily from the strategic transformation of our operating business model from cartridge-based to disc-based product. Costs of disc-based product as a percentage of net revenue were lower because with this type of product, we were able to:

•	lower inventory levels and increased turnover rates due to a decrease in order lead time to seven from fourteen days for disc-based product and to six from eight weeks for cartridge-based product and

•	reduce per unit product manufacturing costs as disc-based product costs approximately $9 per unit on average as compared to $19 per unit on average for cartridge-based product.

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

Seven Months Ended March 31, 2003 Compared to Seven Months Ended March 31, 2002

For the seven months ended March 31, 2003, marketing and selling expenses of $32.3 million (32% of net revenue) increased by $2.2 million, or 7%, from $30.1 million (19% of net revenue) for the seven months ended March 31, 2002. The increase was primarily due to a $4.0 million increase in licensing costs, partially offset by a $1.8 million decrease in marketing and advertising expenditures that were curtailed to improve short-term liquidity (please see discussion under “Liquidity and Capital Resources”). The increase in licensing costs resulted from a $4.4 million reduction of accrued expenses for obligations that ceased under certain expired intellectual property agreements in the same period of the prior year. Excluding such reduction, licensing costs would have decreased by $0.4 million for the seven months ended March 31, 2003 compared to the same period of the prior year.

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

Administrative employee headcount was approximately 160 as of March 31, 2003 as compared to 230 as of August 31, 2002 reflecting an approximate 30% reduction. The decrease in headcount resulted from the business restructuring we implemented during the seven months ended March 31, 2003 in order to lower our operating expenses and increase our future operating cash flows. Please see “Restructuring Charges,” and “Liquidity and Capital Resources” as well as Note 13 (Accrued Restructuring Charges) of the notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

The increase was primarily due to a:

•	$2.1 million write-off of software development costs related to several software titles for which we ceased development primarily because they were no longer considered economically viable,

•	$2.0 million increase in employee related costs associated with certain internal development studios, and a

•	$1.0 million decrease in the amount of software development costs capitalized because costs incurred related to software titles under development that met the test of technological feasibility were lower in 2003 as compared to 2002 (please see discussion of “Capitalized Software Development Costs” under “Critical Accounting Policies”).

The above noted increases were partially offset by a:

•	$2.0 million decrease in employee related costs associated with the closing of our Salt Lake City development studio (please see “Restructuring Charges”) and a

•	$0.3 million decrease in external development costs.

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

In December 2002 and January 2003, we restructured our operations in order to lower our operating expenses and improve our operating cash flows. Under the plan, we closed our software development studio located in Salt Lake City, Utah, and reduced global administrative headcount. The studio closing was designed to achieve financial efficiencies through consolidation of all our domestic internal product development into our Austin, Texas studio. The closure of the development studio and reduction of global administrative headcount reduced our overall headcount by approximately 100 employees and resulted in restructuring charges of $4.8 million during the seven months ended March 31, 2003. The restructuring charges include accruals for employee termination costs, the write-off of certain fixed assets and leasehold improvements and the development studio lease commitment, which is net of estimated sub-lease rental income. The development studio lease commitment expires in May 2007 and the severance agreements expire at various times through April 2004.

No restructuring charges were incurred for the seven months ended March 31, 2002.

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

(Loss) Gain on Early Retirement of Debt

During the second quarter of fiscal 2002 we recorded a loss of $1.2 million relating to the early retirement of $12.7 million in principal amount of our 10% convertible subordinated notes and the repayment of $0.6 million in accrued interest when we issued a total of 4,209,420 shares of our common stock with a fair value of $14.5 million.

During the third and fourth quarters of fiscal 2001, we recorded a gain of $2.8 million related to the early retirement of $20.5 million in principal amount of the 10% convertible subordinated notes.

Other Income (Expense)

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

Please see “Related Party Transactions” below and Note 21B (Related Party Transactions) of the notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Income Taxes

Seven Months Ended March 31, 2003 Compared to Seven Months Ended March 31, 2002

For the seven months ended March 31, 2003, income tax benefit of $0.2 million (0.1% of net revenue) decreased by $0.7 million, or 80%, from $0.9 million (1% of net revenue) for the seven months ended March 31, 2002. The higher income tax benefit for the seven months ended March 31, 2002 resulted from a one-time foreign tax credit we received in connection with prior years.

As of March 31, 2003, we had a U.S. tax net operating loss carryforward of approximately $237.0 million, which expires in fiscal years 2011 through 2023.

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

Seasonality

Our business is highly seasonal. We typically experience our highest revenue and profits in the calendar year end holiday season, our third fiscal quarter, and a seasonal low in revenue and profits in our first fiscal quarter. The timing of when we deliver software titles and release new products can cause material fluctuations in quarterly revenue and earnings, which can cause operating results to vary from the seasonal patterns of the industry as a whole. Please see “Factors Affecting Future Performance: Revenue Varies Due to the Seasonal Nature of Video and Computer Game Software Purchases.”

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

As of March 31, 2003, the working capital deficit of $63.5 million increased by $56.2 million over the $7.3 million working capital deficit as of August 31, 2002. The $56.2 million increase in the working capital deficit during the seven months ended March 31, 2003 resulted primarily from the $67.8 million net loss in the period.

Please see “Factors Affecting Future Performance: Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of our Primary Lender and Vendors, and Our Ability to Achieve Our Projected Revenue Levels and Reduce Operating Expenses.”

Short-Term Liquidity

Our accompanying financial statements and financial statement schedules have been prepared assuming that we will continue as a going concern. Our working capital and stockholders’ deficits as of March 31, 2003 and the recurring use of cash in operating activities raise substantial doubt about our ability to continue as a going concern. For the seven months ended March 31, 2003 we had a net loss of $67.8 million and used $20.7 million of cash in operating activities. As of March 31, 2003, we had a stockholders’ deficit of $46.2 million, a working capital deficit of $63.5 million and $4.5 million of cash and cash equivalents. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our short-term liquidity has been supplemented with borrowings under our North American and International credit facilities with our primary lender. To enhance our short-term liquidity, during the seven months ended March 31, 2003 we implemented targeted expense reductions through a business restructuring under which we reduced fixed and variable expenses, closed our Salt Lake City software development studio, redeployed various assets, eliminated certain marginal titles under development, reduced staff and staff related expenses and lowered marketing expenditures. Additionally, on March 31, 2003, our primary lender advanced us a supplemental discretionary loan of up to $11.0 million through May 31, 2003, which thereafter is reduced to $5.0 million through September 29, 2003. In May 2003, two of our executive officers, referred to as the Affiliates, each committed to our Board of Directors to prepay a portion of their outstanding loans due to us, in the amount of $2.0 million each. Please see “Related Party Transactions” and Note 21B (Related Party Transactions) of the notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Based on our cash resources, including the $11.0 million supplemental discretionary loan provided by our primary lender and assuming that our primary lender consents, based upon our existing collateral, to provide us supplemental financing during the second half of fiscal 2004, although we can provide no assurance to our investors that we will be able to receive such consent, and the $4.0 million cash commitment from the Affiliates, and assuming we achieve our sales forecast by successfully meeting our product release schedule as provided in our business operating plan, and giving effect to the continued realization of savings from our implemented expense reductions, and provided we continue to enjoy the support of our primary lender and vendors, we expect to have sufficient cash resources to meet our projected cash and operating requirements through the next twelve months. The Company continues to pursue financing and investment arrangements with outside investors.

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

Long-Term Liquidity

Our long-term liquidity will be significantly dependent on our ability to (1) timely develop and market new software products that achieve widespread market acceptance for use with the hardware platforms that dominate the market, (2) realize long-term benefits from our implemented expense reductions, as well as (3) continue to enjoy the support of our primary lender and vendors. Please see Note 14 (Debt) of the notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

Please see discussion regarding our North American credit agreement below as well as in Note 14 (Debt) of the notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Please also see “Factors Affecting Future Performance: Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of our Primary Lender and Vendors, and Our Ability to Achieve Our Projected Revenue Levels and Reduce Operating Expenses.”

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

Pursuant to the terms of the North American credit agreement, we are required to maintain specified levels of working capital and tangible net worth, among other financial covenants. As of March 31, 2003, we were not in compliance with those financial covenants. We received waivers from our primary lender regarding our non-

compliance. While we anticipate that we will not be in compliance with all of the financial covenants contained in the North American credit agreement in the near term, and we anticipate being able to obtain necessary waivers as we have in the past, we may not be able to obtain waivers of any future covenant violations. If we become insolvent, are liquidated or reorganized, after payment to our creditors, there are likely to be insufficient assets remaining for distribution to stockholders.

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

Before our primary lender purchases our U.S. accounts receivable and remits payment to us for the purchase price, it may, in its discretion, provide us cash advances under our North American credit agreement (please see discussion below) taking into account the assigned receivables due from our customers which it expects to purchase, among other things. As of March 31, 2003, our primary lender was advancing us 60% of the eligible receivables due from our customers. As of March 31, 2003, the factoring charge was 0.25% of assigned accounts receivable with invoice payment terms of up to 60 days and an additional 0.125% for each additional 30 days or portion thereof. Additionally, our factor, utilizing an asset based borrowing formula, advances us cash equal to 50% of our inventory that is not in excess of 60 days old.

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

On March 31, 2003, our primary lender and we amended our North American credit agreement to allow for supplemental discretionary loans of up to $11.0 million through May 31, 2003, which thereafter is reduced to $5.0 million through September 29, 2003 above the standard formula for short-term funding. On September 30, 2003, we are required to repay any amounts owed above the standard formula. As a condition for the amendment, the Affiliates pledged an aggregate cash deposit of $2.0 million with our primary lender in order to provide a limited guarantee of our obligations. Our primary lender will return the cash deposit provided by the Affiliates within five days following our timely repayment of the supplemental discretionary loans. As consideration to the Affiliates for making the deposit, and based upon the advice of, and a fairness opinion obtained from an independent financial advisor, on March 31, 2003, the Audit Committee approved and the Board of Directors authorized the issuance to each Affiliate 2,000,000 shares of our common stock with an aggregate market value of $1.6 million and a warrant to purchase 500,000 shares of our common stock at an exercise price of $0.50 per share with an aggregate fair value of $0.3 million. We are expensing the fair value of the consideration provided to the Affiliates as a non-cash financing expense over the period between the date the supplemental loans were advanced and the date by which they are required to be fully repaid. During the seven months ended March 31, 2003, we expensed $0.3 million of the consideration, which is included in interest expense. We have entered into an agreement with each of the Affiliates which stipulates that in the event the deposit is applied by our primary lender to our outstanding supplemental loan obligations and not returned to the Affiliates, we will either repay such amount to the Affiliates or offset such amount, to the extent permitted by applicable law, against the balance of any net amounts due to us by the Affiliates. Please see Note 14 (Debt) of the notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

As additional security for discretionary supplemental loans we received in fiscal 2002 and 2001, the Affiliates personally pledged as collateral an aggregate of 1,568,000 shares of our common stock. If the market value of the pledged stock (based on a ten trading day average reviewed by our primary lender monthly) decreases below $5.0 million while we have a supplemental discretionary loan outstanding and the Affiliates do not deliver additional shares of our common stock to cover the shortfall, then our primary lender is entitled to reduce the outstanding supplemental loan by an amount equal to the shortfall. Our primary lender will release the 1,568,000 shares of pledged common stock to the Affiliates following a 30-day period in which we are not in an overformula position exceeding $1.0 million and are in compliance with the financial covenant requirements in the North American credit agreement.

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

Advances outstanding under the North American credit agreement within the standard borrowing formula amounted to $4.2 million as of March 31, 2003 and $42.3 million as of August 31, 2002. Discretionary supplemental loans outstanding amounted to $11.0 million as of March 31, 2003 and $10.0 million as of August 31, 2001. No discretionary supplemental loans were outstanding as of August 31, 2002. We repaid net advances of $23.4 million in the seven months ended March 31, 2003, and received net proceeds of $1.8 million in the seven months ended March 31, 2002 under the North American credit agreement.

International Credit Facility and Factoring Agreement

We, through Acclaim Entertainment, Ltd., our U.K. subsidiary, and GMAC Commercial Credit Limited, our U.K. bank and an Affiliate of our primary lender, are parties to a seven-year term secured credit facility we entered into in March 2000, related to our purchase of a building in the U. K. Our borrowings under that international facility, which may not exceed $5.8 million (£3.8 million), bear interest at LIBOR plus 2.00%. Our U.K. bank has secured all obligations under this facility with substantially all of our subsidiaries’ assets including the building. We and several of our foreign subsidiaries have guaranteed the obligations of Acclaim Entertainment, Ltd. under this facility and the related agreements. As of March 31, 2003, the building with which the credit facility was secured was being held for sale and, accordingly, we reclassified the building as held for sale and the associated mortgage payable of $4.6 million (£2.9 million) under the international facility as a separate component of current liabilities. Please see Note 8 (Building Held for Sale) of the notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

Commitments

We generally purchase our inventory of Nintendo software by opening letters of credit when placing the purchase order. As of March 31, 2003, we had $0.8 million outstanding under letters of credit. Approximately $0.4 million as of March 31, 2003 of our trade accounts payable balances were collateralized under outstanding letters of credit. Other than such letters of credit and operating lease commitments, as of March 31, 2003, we did not have any significant operating or capital expenditure commitments.

As of March 31, 2003, our future contractual cash obligations were as follows:

	Payments Due Within
Contractual Obligations	Total	1 year	2-3 years	4-5 years
	(In thousands)
Debt	$34,663	$34,663	$—	$—
Capital lease obligations	1,489	804	674	11
Operating leases	8,950	3,188	4,832	930

Total contractual cash obligations	$45,102	$38,655	$5,506	941

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB or the “Board”) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We implemented the provisions of SFAS No. 146 during the seven months ended March 31, 2003 in connection with our restructuring activities. Please see Note 13 (Accrued Restructuring Charges) of the notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor’s year-end. Implementation of this standard during the seven months ended March 31, 2003 had no effect on our statement of financial position or results of operations.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, (SFAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure”, amending FASB Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement for the current fiscal year ended March 31, 2003. The application of the disclosure portion of this standard will have no impact on our consolidated financial position or results of operations. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor their progress on the issuances of this standard as well as evaluate our position with respect to current guidelines.

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

Related Party Transactions

Fees For Services

We pay sales commissions to a firm, which is owned and controlled by an Affiliate, who is also a director and a principal stockholder. The firm earns these sales commissions based on the amount of our software sales the firm generates. Commissions earned by the firm amounted to $279,000 for the seven months ended March 31, 2003 and $315,000 for the seven months ended March 31, 2002. We owed the firm $498,000 as of March 31, 2003, $385,000 as of August 31, 2002 and $18,000 as of August 31, 2001.

During previous fiscal years, we received legal services from two law firms of which two members of our Board of Directors are partners. We incurred fees from one of those firms of $528,000 for the seven months ended March 31, 2003. We incurred fees from both firms of $318,000 for the seven months ended March 31, 2002, $644,000 for fiscal 2002, $665,000 for fiscal 2001 and $987,000 for fiscal 2000. We owed fees of $353,000 as of March 31, 2003 and $200,000 as of August 31, 2002 to one of the firms and total fees of $154,000 as of August 31, 2001 to both firms.

We incurred investment-banking fees totaling $284,000 for fiscal 2001 from a broker-dealer of which an individual on our Board of Directors is a member. We owed the broker-dealer $104,000 as of August 31, 2001 which we paid during fiscal 2002.

Notes Receivable

In October 2002, we loaned a senior executive $300,000 under a promissory note for the purpose of purchasing a new residence. Our Compensation Committee approved the terms and provisions of the loan in April of 2002. The promissory note bears interest at a rate of 6.00% per annum. Security for the repayment of the promissory note is a mortgage on the executive’s principal residence. The maturity date of the note is November

1, 2005. The loan shall be forgiven by us 50% in May 2003 and 25% in each of October 2004 and October 2005 so long as the executive remains employed with Acclaim. If the executive voluntarily leaves the employment of Acclaim or is terminated for cause, at any time prior to the maturity date of the note, the executive must repay a pro-rata portion of the unpaid principal balance of the loan plus accrued and unpaid interest thereon. We are recording compensation expense for the unpaid principal balance of the loan over the periods that each portion will be forgiven. Accordingly, during the seven months ended March 31, 2003, we expensed $133,000 of the unpaid principal balance. As of March 31, 2003, the unpaid principal balance under the loan was $167,000, which was included in other receivables.

In February 2002, relating to an officer’s employment agreement, we loaned one of our executive officers $300,000 under a promissory note for the purpose of purchasing a new residence. The promissory note bore interest at a rate of 6.00% per annum, which was due by December 31st of each year the promissory note remained outstanding. In January 2003, in connection with terminating the officer’s employment and in accordance with the officer’s employment agreement, we forgave and expensed as compensation the unpaid principal balance and related accrued interest of $302,000. As of August 31, 2002, the unpaid principal balance, included in other assets, was $300,000, and the related accrued interest, included in other receivables, was $8,000.

In October 2001, we issued a total of 1,125,000 shares of our common stock to the Affiliates when they exercised their warrants with an exercise price of $3.00 per share. For the shares we issued, we received cash of $23,000 for their par value and two promissory notes totaling $3,352,000 for the unpaid portion of the exercise price of the warrants. The principal amount and accrued interest are due and payable on the earlier of (i) August 31, 2003 and (ii) to the extent of the proceeds of any warrant share sale, the third business day following the date upon which the respective executive sells any or all of the warrant shares. The terms and provisions of the notes will not be materially modified or amended, nor will the term be extended or renewed. The notes provide us full recourse against the officers’ assets. The notes bear interest at our primary lender’s prime rate plus 1.50% per annum. Other receivable includes accrued interest receivable on the notes of $324,000 as of March 31, 2003 and $202,000 as of August 31, 2002. The notes receivable have been classified as a contra-equity balance in additional paid-in capital. The Affiliates have agreed to prepay $2.0 million each of their outstanding loans due to us.

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

In August 2000, relating to an officer’s employment agreement, we loaned one of our officers $200,000 under a promissory note. The note bears no interest and must be repaid on the earlier to occur of the sale of the officer’s personal residence or August 24, 2004. Based on the officer’s employment agreement, we were to forgive the loan at a rate of $25,000 for each year the officer remained employed with us up to a maximum of $100,000. Accordingly, in fiscal 2001, we expensed $25,000 and reduced the officer’s outstanding loan balance. In May 2002, relating to a separation agreement with the officer, we forgave and expensed another $75,000. The balance outstanding under the loan was $100,000 as of March 31, 2003 and August 31, 2002 and $175,000 as of August 31, 2001, and was included in other assets.

In August 1998, relating to an officer’s employment agreement, we loaned one of our officers $500,000 under a promissory note. We reduced the note balance by $50,000 in August 1999, relating to the officer’s employment agreement, and by $200,000 in January 2000 relating to the employee’s termination. The note bears no interest and must be repaid on the earlier to occur of the sale or transfer of the former officer’s personal residence or August 11, 2003. The balance outstanding under the loan was $250,000 as of March 31, 2003, August 31, 2002 and August 31, 2001 and was included in other receivables.

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

In August 2000, we wrote off notes receivable and related accrued interest of $2.8 million due from an entity, as the notes were deemed uncollectible. Two of our directors served as directors of the entity, one of which served as our nominee at the request of our Board of Directors.

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

In March 2001, relating to a loan participation between our primary lender and junior participants, we issued investors in the junior participation five-year warrants to purchase an aggregate of 2,375,000 shares of our common stock exercisable at a price of $1.25 per share, which included a total of 1,375,000 warrants we issued to some of our executive officers and to one of the directors of our Board. For information regarding the junior participation, please see Note 14 (Debt) of the notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The fair value of the warrants of $1,751,000, based on the Black-Scholes option pricing model, was recorded as a deferred financing cost. We are amortizing the balance as a non-cash financing expense evenly over two and one-half years through August 31, 2003, the date on which the North American credit agreement terminates. In fiscal 2002, we issued 750,000 shares of our common stock to unrelated investors and 105,000 shares of our common stock to one of our director’s relating to the exercise of these warrants. In fiscal 2001, we issued 250,000 shares of our common stock to unrelated investors relating to the exercise of these warrants.

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

We had a cumulative foreign currency translation loss of $1.8 million as of March 31, 2003 and August 31, 2002 and 2001, which is included in accumulated other comprehensive loss in our statements of stockholders’ (deficit) equity. We recorded net foreign currency transaction gains of $0.1 million for the seven months ended March 31, 2003 and foreign currency transaction losses of $0.1 million in the seven months ended March 31, 2002, $0.3 million in fiscal 2002, $0.2 million in fiscal 2001 and $2.2 million in fiscal 2000. Please see Note 1 (Business and Significant Accounting Policies: Foreign Currency) of the notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.

Item 8.    Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Acclaim Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Acclaim Entertainment, Inc. and Subsidiaries as of March 31, 2003, August 31, 2002 and August 31, 2001, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the seven months ended March 31, 2003 and each of the years in the three-year period ended August 31, 2002. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for the seven months ended March 31, 2003 and each of the years in the three-year period ended August 31, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acclaim Entertainment, Inc. and Subsidiaries as of March 31, 2003, August 31, 2002 and August 31, 2001, and the results of their operations and their cash flows for the seven months ended March 31, 2003 and each of the years in the three-year period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1A to the consolidated financial statements, the Company’s working capital and stockholders’ deficits as of March 31, 2003 and recurring use of cash in operating activities raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York May 20, 2003	KPMG LLP

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2003	August 31, 2002	August 31, 2001
ASSETS
Current Assets
Cash and cash equivalents	$4,495	$51,004	$26,797
Accounts receivable, net	24,303	65,660	46,704
Other receivables	3,360	2,685	2,195
Inventories	7,711	9,634	4,043
Prepaid expenses and other current assets	7,076	6,420	4,816
Capitalized software development costs, net	6,944	13,257	3,875
Building held for sale	5,424	—	—

Total Current Assets	59,313	148,660	88,430
Fixed assets, net	19,731	30,760	32,645
Capitalized software development costs	—	1,813	1,733
Other assets	893	1,662	2,822

Total Assets	$79,937	$182,895	$125,630

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities
Convertible notes	$—	$—	$29,225
Short-term borrowings	30,799	54,508	25,428
Trade accounts payable	28,477	40,151	33,630
Accrued expenses	28,751	44,828	31,582
Accrued selling expenses	26,649	14,945	7,284
Accrued restructuring charges	2,299	—	—
Mortgage payable	4,600	—	—
Income taxes payable	1,234	1,515	694

Total Current Liabilities	122,809	155,947	127,843

Long-Term Liabilities
Long-term debt	632	4,737	4,973
Bank participation advance	—	—	9,500
Other long-term liabilities	2,654	2,856	3,669

Total Liabilities	126,095	163,540	145,985

Stockholders’ (Deficit) Equity
Preferred stock, $0.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $0.02 par value; 200,000 shares authorized; 96,621, 92,471 and 77,279 shares issued and outstanding	1,932	1,849	1,546
Additional paid-in capital	313,616	311,458	267,436
Accumulated deficit	(359,911)	(292,106)	(287,573)
Accumulated other comprehensive loss	(1,795)	(1,846)	(1,764)

Total Stockholders’ (Deficit) Equity	(46,158)	19,355	(20,355)

Total Liabilities and Stockholders’ (Deficit) Equity	$79,937	$182,895	$125,630

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Seven Months Ended March 31,		Fiscal Years Ended August 31,
	2003	2002	2002	2001	2000
		(Unaudited)
Net revenue	$101,589	$160,188	$268,688	$197,568	$188,626
Cost of revenue	76,507	62,891	118,386	62,023	105,396

Gross profit	25,082	97,297	150,302	135,545	83,230

Operating expenses
Marketing and selling	32,295	30,132	57,892	31,631	71,632
General and administrative	24,549	25,165	43,374	40,839	56,378
Research and development	25,392	23,133	44,139	39,860	57,410
Goodwill writedown	—	—	—	—	17,870
Restructuring charges	4,824	—	—	—	—
Impairment on building held for sale	2,146	—	—	—	—

Total operating expenses	89,206	78,430	145,405	112,330	203,290

(Loss) earnings from operations	(64,124)	18,867	4,897	23,215	(120,060)

Other income (expense)
Interest expense, net	(4,073)	(5,301)	(7,269)	(10,522)	(7,691)
(Loss) gain on early retirement of debt	—	(1,221)	(1,221)	2,795	—
Other income (expense)	201	(843)	(1,660)	1,699	(3,902)

Total other expense	(3,872)	(7,365)	(10,150)	(6,028)	(11,593)

(Loss) earnings before income taxes	(67,996)	11,502	(5,253)	17,187	(131,653)
Income tax (benefit) provision	(191)	(944)	(720)	(106)	91

Net (loss) earnings	$(67,805)	$12,446	$(4,533)	$17,293	$(131,744)

Net (loss) earnings per share data:
Basic	$(0.73)	$0.15	$(0.05)	$0.29	$(2.36)

Diluted	$(0.73)	$0.14	$(0.05)	$0.26	$(2.36)

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

	Preferred Stock Issued	Common Stock Issued		Additional Paid-In Capital	Notes Receivable	Deferred Compensation
		Shares	Amount
Balance at August 31, 1999	$—	56,033	$1,121	$209,926	$—	$(2,653)
Net loss	—	—	—	—	—	—
Issuances of common stock	—	14	—	100	—	—
Escrowed shares received	—	(72)	(1)	(628)	—	—
Cancellations of options	—	—	—	(66)	—	66
Deferred compensation expense	—	—	—	—	—	2,274
Issuance of warrants for litigation settlements	—	—	—	2,550	—	—
Exercise of stock options and warrants	—	427	9	1,553	—	—
Issuance of common stock under employee stock purchase plan	—	223	4	818	—	—
Foreign currency translation loss	—	—	—	—	—	—

Balance at August 31, 2000	—	56,625	1,133	214,253	—	(313)
Net earnings	—	—	—	—	—	—
Issuances of common stock in private placement	—	9,335	187	28,009	—	—
Issuances of common stock to executive officers	—	720	14	886	—	—
Issuances of common stock for payment of services	—	914	18	2,857	—	—
Issuances of common stock in connection with note retirements	—	6,169	123	15,737	—	—
Escrowed shares received	—	(72)	(1)	1	—	—
Deferred compensation expense	—	—	—	—	—	313
Issuance of common stock for litigation settlements	—	204	4	544	—	—
Exercise of stock options and warrants	—	3,151	63	6,777	(3,595)	—
Warrants issued in connection with bank participation advance	—	—	—	1,751	—	—
Issuance of common stock under employee stock purchase plan	—	233	5	216	—	—
Foreign currency translation loss	—	—	—	—	—	—

Balance at August 31, 2001	—	77,279	1,546	271,031	(3,595)	—
Net loss	—	—	—	—	—	—
Issuances of common stock in private placement	—	7,167	143	19,642	—	—
Issuances of common stock for exercises of warrants by executive officers	—	1,125	23	3,352	(3,352)	—
Issuances of common stock in connection with note retirements and conversions	—	5,039	101	18,729	—	—
Exercise of stock options and warrants	—	2,071	41	4,662	—	—
Cancellations of common stock	—	(551)	(11)	11	—	—
Warrants issued and other non-cash charges in connection with supplemental bank loan	—	—	—	732	—	—
Expenses incurred in connection with issuances of common stock	—	—	—	(287)	—	—
Issuance of common stock under employee stock purchase plan	—	341	6	533	—	—
Foreign currency translation loss	—	—	—	—	—	—

Balance at August 31, 2002	—	92,471	1,849	318,405	(6,947)	—
Net loss	—	—	—	—	—	—
Exercise of stock options and warrants	—	10	—	11	—	—
Issuance of common stock under employee stock purchase plan	—	140	3	118	—	—
Issuance of common stock to executive officers for providing collateral for credit agreement	—	4,000	80	1,480	—	—
Warrants issued to executive officers for providing collateral for credit agreement	—	—	—	305	—	—
Warrant modification charges in connection with common stock issuance to executive officers	—	—	—	165	—	—
Stock option compensation	—	—	—	79	—	—
Foreign currency translation gain	—	—	—	—	—	—

Balance at March 31, 2003	$—	96,621	$1,932	$320,563	$(6,947)	$—

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (Continued)

(In thousands)

	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total	Comprehensive Income (loss)
Balance at August 31, 1999	$(173,122)	$(3,262)	$(651)	$31,359	$—
Net loss	(131,744)	—	—	(131,744)	(131,744)
Issuances of common stock	—	—	—	100	—
Escrowed shares received	—	(76)	—	(705)	—
Cancellations of options	—	—	—	—	—
Deferred compensation expense	—	—	—	2,274	—
Issuance of warrants for litigation settlements	—	—	—	2,550	—
Exercise of stock options and warrants	—	—	—	1,562	—
Issuance of common stock under employee stock purchase plan	—	—	—	822	—
Foreign currency translation loss	—	—	(198)	(198)	(198)

Balance at August 31, 2000	(304,866)	(3,338)	(849)	(93,980)	(131,942)

Net earnings	17,293	—	—	17,293	17,293
Issuances of common stock in private placement	—	3,338	—	31,534	—
Issuances of common stock to executive officers	—	—	—	900	—
Issuances of common stock for payment of services	—	—	—	2,875	—
Issuances of common stock in connection with note retirements	—	—	—	15,860	—
Escrowed shares received	—	—	—	—	—
Deferred compensation expense	—	—	—	313	—
Issuance of common stock for litigation settlements	—	—	—	548	—
Exercise of stock options and warrants	—	—	—	3,245	—
Warrants issued in connection with bank participation advance	—	—	—	1,751	—
Issuance of common stock under employee stock purchase plan	—	—	—	221	—
Foreign currency translation loss	—	—	(915)	(915)	(915)

Balance at August 31, 2001	(287,573)	—	(1,764)	(20,355)	16,378

Net loss	(4,533)	—	—	(4,533)	(4,533)
Issuances of common stock in private placement	—	—	—	19,785	—
Issuances of common stock for exercises of warrants by executive officers	—	—	—	23	—
Issuances of common stock in connection with note retirements and conversions	—	—	—	18,830	—
Exercise of stock options and warrants	—	—	—	4,703	—
Cancellations of common stock	—	—	—	—	—
Warrants issued and other non-cash charges in connection with supplemental bank loan	—	—	—	732	—
Expenses incurred in connection with issuances of common stock	—	—	—	(287)	—
Issuance of common stock under employee stock purchase plan	—	—	—	539	—
Foreign currency translation loss	—	—	(82)	(82)	(82)

Balance at August 31, 2002	(292,106)	—	(1,846)	19,355	(4,615)

Net loss	(67,805)	—	—	(67,805)	(67,805)
Exercise of stock options and warrants	—	—	—	11	—
Issuance of common stock under employee stock purchase plan	—	—	—	121	—
Issuance of common stock to executive officers for providing collateral for credit agreement	—	—	—	1,560	—
Warrants issued to executive officers for providing collateral for credit agreement	—	—	—	305	—
Warrant modification charges in connection with common stock issuance to executive officers	—	—	—	165	—
Stock option compensation	—	—	—	79	—
Foreign currency translation gain	—	—	51	51	51

Balance at March 31, 2003	$(359,911)	$—	$(1,795)	$(46,158)	$(67,754)

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Seven Months Ended March 31,		Fiscal Years Ended August 31,
	2003	2002	2002	2001	2000
		(Unaudited)
Cash flows from operating activities:
Net (loss) earnings	$(67,805)	$12,446	$(4,533)	$17,293	$(131,744)
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization	4,124	4,868	8,467	8,862	13,202
Goodwill writedown	—	—	—	—	17,870
Non-cash financing expense	756	895	1,504	386	—
Loss (gain) on early retirement of debt	—	1,221	1,221	(2,795)	—
Provision for price concessions and returns, net	55,938	21,138	67,024	6,399	90,248
Deferred compensation expense	—	—	—	313	2,274
Non-cash royalty charges	—	—	—	1,168	6,077
Amortization of capitalized software development costs	17,063	6,597	10,725	1,796	—
Write-off of capitalized software development costs	2,045	—	2,478	—	—
Impairment charge on building held for sale	2,146	—	—	—	—
Non-cash compensation expense	79	—	—	—	300
Loss on fixed asset disposals	231	—	—	—	—
Other non-cash items	14	(63)	142	381	80
Change in operating assets and liabilities:
Accounts receivable	8,125	(32,526)	(92,461)	(21,811)	(11,908)
Other receivables	(1,532)	(2,262)	446	745	984
Other assets	300	(300)	(225)	25	(200)
Inventories	2,367	(4,514)	(5,843)	660	10,587
Prepaid expenses	891	(1,612)	(1,199)	2,065	6,696
Capitalized software development costs	(10,872)	(11,054)	(22,608)	(7,410)	—
Accounts payable	(11,382)	(7,869)	6,040	2,554	(14,987)
Accrued expenses	(22,635)	(6,128)	27,257	(28,583)	(41,703)
Income taxes payable	(345)	217	891	1,419	(7,151)
Other long-term liabilities	(202)	(705)	(845)	(48)	1,865

Net cash used in operating activities	(20,694)	(19,651)	(1,519)	(16,581)	(57,510)

Cash flows from investing activities:
Acquisition of fixed assets	(733)	(2,122)	(5,082)	(1,033)	(20,916)
Disposal of fixed assets	79	7	7	1,237	644
Other assets	31	(184)	(184)	(289)	500

Net cash used in investing activities	(623)	(2,299)	(5,259)	(85)	(19,772)

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

	Seven Months Ended March 31,		Fiscal Years Ended August 31,
	2003	2002	2002	2001	2000
		(Unaudited)
Cash flows from financing activities:
Proceeds from bank participation advance	—	—	—	9,500	—
Repayment of convertible notes	—	(12,190)	(12,190)	(5,997)	—
Proceeds from mortgages	—	—	—	—	6,233
Payment of mortgages	(483)	(884)	(1,027)	(1,176)	(945)
(Payment of) proceeds from short-term bank loans, net	(23,401)	1,757	19,368	(4,451)	1,663
Proceeds from exercises of stock options and warrants	11	3,278	4,726	3,245	1,562
Payment of obligations under capital leases	(662)	(263)	(564)	(222)	(667)
Proceeds from issuances of common stock, net	—	21,523	19,498	36,368	—
Proceeds from issuance of common stock under employee stock purchase plan	121	245	539	221	622
Escrowed shares received	—	—	—	—	(77)

Net cash (used in) provided by financing activities	(24,414)	13,466	30,350	37,488	8,391

Effect of exchange rate changes on cash	(778)	(205)	635	(763)	1,208

Net (decrease) increase in cash and cash equivalents	(46,509)	(8,689)	24,207	20,059	(67,683)

Cash and cash equivalents: beginning of period	51,004	26,797	26,797	6,738	74,421

Cash and cash equivalents: end of period	$4,495	$18,108	$51,004	$26,797	$6,738

Supplemental schedule of non cash investing and financing activities:
Issuance of common stock for payment of accrued royalties payable	$—	$—	$—	$2,719	$—
Issuance of common stock for payment of convertible notes and related accrued interest	$—	$13,309	$13,309	$7,597	$—
Issuance of common stock for bank loan collateral	$1,560	$—	$—	$—	$—
Issuance of stock warrants for bank loan collateral	$305	$—	$—	$—	$—
Acquisition of equipment under capital leases	$262	$280	$1,252	$—	$851
Conversion of notes to common stock	$—	$4,300	$4,300	$—	$—

Cash paid during the period for:
Interest	$3,727	$7,163	$9,814	$10,993	$11,449
Income taxes	$77	$609	$—	$410	$2,714

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

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

For the seven months ended March 31, 2003 we had a net loss of $67,805 and used $20,694 of cash in operating activities. As of March 31, 2003, we have a stockholders’ deficit of $46,158, a working capital deficit of $63,496 and $4,495 of cash and cash equivalents. Our accompanying financial statements and financial statement schedule have been prepared assuming that we will continue as a going concern. Our working capital and stockholders’ deficits as of March 31, 2003 and the recurring use of cash in operating activities raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our short-term liquidity has been supplemented with borrowings under our North American and International credit facilities with our primary lender. (Please see note 14.) To enhance liquidity, during the seven months ended March 31, 2003 we implemented targeted expense reductions through a business restructuring under which we reduced fixed and variable expenses, closed our Salt Lake City, Utah software development studio, redeployed various assets, eliminated certain marginal titles under development, reduced staff and staff related expenses and lowered marketing expenditures. Additionally, on March 31, 2003, our primary lender advanced to us a supplemental discretionary loan of up to $11,000 through May 31, 2003, which thereafter is reduced to $5,000 through September 29, 2003. (Please see note 14.) In May 2003, two of our executive officers, referred to as the Affiliates, each committed to our Board of Directors to prepay $2,000 of their outstanding loans due to us. Based upon our cash resources, including the $11,000 supplemental discretionary loan being provided by our primary lender and assuming our primary lender consents, based upon our existing collateral, to provide us supplemental financing during the second half of fiscal 2004, although we can provide no assurance to our investors that we will be able to receive such consent, and the $4,000 cash commitment from the Affiliates and assuming we achieve our sales forecast by successfully meeting our product release schedule as provided in our business operating plan, and giving effect to the continued realization of savings from our implemented expense reductions, and providing we continue to enjoy the support of our primary lender and vendors, we expect to have sufficient cash resources to meet our projected cash and operating requirements through the next twelve months. The Company continues to pursue financing and investing arrangements with outside investors. Our long-term liquidity will significantly depend on our ability to timely develop and market new software products that achieve widespread market acceptance for use with the hardware platforms that dominate the market and derive a long-term benefit from the expense reductions. In the event that we do not achieve the product release schedule, sales assumptions or continue to derive expense savings from our implemented expense reductions, or our primary lender does not consent, based upon our existing collateral, to provide us supplemental financing during the second half of fiscal 2004, we cannot assure investors that our future operating cash flows will be sufficient to meet our operating requirements, our debt service requirements or repay our indebtedness at maturity,

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

including without limitation, repayment of the supplemental discretionary loan. In any such event, our operations and liquidity will be materially and adversely affected and we could be forced to cease operations.

B.  Change in Fiscal Year

In January 2003, our Board of Directors approved a plan to change our fiscal year end from August 31 to March 31. The accompanying consolidated financial statements include our results of operations for the seven month fiscal year ended March 31, 2003 and our unaudited results of operations for the seven months ended March 31, 2002. Fiscal year 2004 commenced on April 1, 2003 and will end on March 31, 2004. Our quarterly closing dates will occur on the Sunday closest to the last day of the calendar quarter, which encompasses the following quarter ending dates for fiscal 2004.

Quarter	Quarter End Date
First	June 29, 2003
Second	September 28, 2003
Third	December 28, 2003
Fourth	March 31, 2004

C.  Principles of Consolidation

The consolidated financial statements include the financial results of Acclaim Entertainment, Inc. and Acclaim’s majority-owned subsidiaries. Our consolidated financial statements exclude all intercompany balances and transactions.

D.  Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, consisting of taxable municipal securities and money market funds, amounted to $28,606 as of August 31, 2002. We had no cash equivalents as of March 31, 2003 and August 31, 2001.

E.  Financial Instruments

The March 31, 2003, August 31, 2002 and August 31, 2001 values of receivables, trade accounts payable and accrued expenses approximated their fair values due to their short maturities. The March 31, 2003, August 31, 2002 and August 31, 2001 carrying values of bank borrowings and mortgage notes payable approximated their fair values because these instruments bear interest at rates that are adjusted for market rate fluctuations. Please see note 14.

F.  Net Revenue

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

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

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

Allowances for price concessions and returns are reflected as a reduction of accounts receivable when we have agreed to grant credits to our customers; otherwise, they are reflected as an accrued liability. Our allowance for price concessions and returns, including both the accounts receivable and accrued liability components, is summarized below:

	March 31, 2003	August 31, 2002	August 31, 2001
Gross accounts receivable (please see note 4)	$50,980	$95,877	$63,551

Allowances:
Accounts receivable allowance (please see note 4)	$26,677	$30,217	$16,847
Accrued price concessions (please see note 12)	19,623	10,001	5,887
Accrued rebates (please see note 12)	2,010	1,957	—

Total allowances	$48,310	$42,175	$22,734

G.  Inventories

Inventories are stated at the lower of FIFO (first-in, first-out) cost or market and consist principally of finished goods.

H.  Prepaid Royalties

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

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

sales and those we projected may result in the amount and timing of royalty expense to vary. We classify royalty advances as current or noncurrent assets based on the portion of estimated future net product sales that we expect will occur within the next fiscal year.

I.  Software Development Costs

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

J.  Long-Lived Assets

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

L.  Goodwill

Our policy is to evaluate and recognize an impairment of goodwill if it is probable that the recorded amounts are in excess of projected undiscounted future cash flows. In the fourth quarter of fiscal 2000, we wrote

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

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

M.  Interest Expense, Net

Interest expense, net is comprised of:

	Seven Months Ended		Fiscal Years Ended
	March 31, 2003	March 31, 2002	August 31, 2002	August 31, 2001	August 31, 2000
		(Unaudited)
Interest income	$465	$480	1,455	471	3,758
Interest expense	(4,538)	(5,781)	(8,724)	(10,993)	(11,449)

	$(4,073)	$(5,301)	(7,269)	(10,522)	(7,691)

N.  Income Taxes

We recognize deferred tax assets and liabilities related to the future tax consequences attributable to temporary differences between the financial statement and tax basis carrying amounts of existing assets and liabilities. We calculate the value of our deferred tax assets and liabilities by multiplying the value of temporary differences by the future enacted tax rates we expect will apply to taxable income in the years in which we expect those temporary differences will reverse. If our expectation of future tax rates changes, we recognize the effect on deferred tax assets and liabilities in income in the period that includes the enactment date. We have not recorded a deferred tax asset as of March 31, 2003, August 31, 2002 and August 31, 2001 due to the uncertainty of our ability to recover its value in future periods.

O.  Foreign Currency

We translate assets and liabilities of our foreign operations using rates of exchange at the end of each reporting period. Operating results of our foreign operations are translated using average rates of exchange in effect for each reporting period. The exchange rate differential creates unrealized foreign currency translation gains and losses, which we classify in accumulated other comprehensive income or loss, a separate component of stockholders’ equity.

Generally, we realize foreign currency transaction gains and losses in connection with sales to our customer’s in foreign countries, which we effect through our foreign subsidiaries, as well as in connection with intercompany transactions with our foreign subsidiaries. We classify realized foreign currency transaction gains (losses) in other income (expense), which amounted to $75 for the seven months ended March 31, 2003, $(127) for the seven months ended March 31, 2002, $(337) for fiscal 2002, $(249) for fiscal 2001 and $(2,152) for fiscal 2000.

We have never entered into any material foreign currency hedging transactions.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

P.  Shipping and Handling Costs

We record shipping and handling costs as a component of general and administrative expenses. We do not invoice our customers for and have no revenue related to shipping and handling costs. These costs amounted to $2,755 for the seven months ended March 31, 2003, $2,680 for the seven months ended March 31, 2002, $5,057 for fiscal 2002, $3,994 for fiscal 2001 and $6,332 for fiscal 2000.

Q.  Comprehensive Income (Loss)

We present comprehensive income (loss) within our consolidated statements of stockholders’ (deficit) equity. Comprehensive income (loss) reflects net earnings (loss) adjusted for foreign currency translation gains (losses). Comprehensive income was $12,606 for the seven months ended March 31, 2002.

R.  Earnings (Loss) Per Share

We calculate basic earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding. We calculate diluted earnings (loss) per share by dividing net earnings (loss) by the total of (1) the weighted average number of shares of common stock outstanding (2) the equivalent weighted average number of shares of our common stock that dilutive common stock options and warrants outstanding represent and (3) the equivalent weighted average number of shares of our common stock that dilutive convertible notes outstanding represent. Please see note 17.

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

T.  New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB or the “Board”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We implemented the provisions of SFAS No. 146 during the three months ended March 31, 2003 in connection with our restructuring activities. Please see note 13.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

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

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, (SFAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure”, amending FASB Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement for the seven months ended March 31, 2003. The application of the disclosure portion of this standard will have no impact on our consolidated financial position or results of operations. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor their progress on the issuance of this standard as well as evaluate our position with respect to current guidelines.

The per share weighted average fair value of stock options granted was $0.68 during the seven months ended March 31, 2003 and $1.66 during the seven months ended March 31, 2002 on the dates of grant. We used the Black Scholes option-pricing model to calculate the fair values of the stock options we granted with the following weighted-average assumptions:

	Seven Months Ended March 31,		Fiscal Years Ended August 31,
	2003	2002	2002	2001	2000
		(Unaudited)
Expected dividend yield	0%	0%	0%	0%	0%
Risk free interest rate	2.2%	3.5%	3.5%	3.1%	5.9%
Expected stock volatility	125%	52%	52%	142%	103%
Expected option life	3 yrs	3 yrs	3 yrs	3 yrs	3 yrs

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

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

	Seven Months Ended March 31,		Fiscal Years Ended August 31,
	2003	2002	2002	2001	2000
		(Unaudited)
Net (loss) earnings:
As reported	$(67,805)	$12,446	$(4,533)	$17,293	$(131,744)
Add: Stock-based compensation expense included in net (loss) earnings	79	—	—	—	—
Deduct: Total stock-based employee compensation expense using fair value method	(3,425)	(5,436)	(5,058)	(1,405)	(3,584)

Pro forma	$(71,151)	$7,010	$(9,591)	$15,888	$(135,328)

Diluted net (loss) earnings per share:
As reported	$(0.73)	$0.14	$(0.05)	$0.26	$(2.36)

Pro forma	$(0.77)	$0.08	$(0.14)	$0.24	$(2.42)

U.  Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	LICENSE AGREEMENTS

We and various Sony computer entertainment companies (collectively, “Sony”) have entered into agreements pursuant to which we maintain a non-exclusive, non-transferable license to utilize the “Sony” name and its proprietary information and technology in order to develop and distribute software for PlayStation and PlayStation 2 in various territories throughout the world, including North America, Australia, Europe and Asia. We pay Sony a royalty fee, plus the manufacturing cost, for each unit Sony manufactures for us. This payment is made upon the manufacture of the units. In March 2003, our agreements with Sony for PlayStation platforms renewed automatically and expire in March 2004.

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

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

software may be distributed by us are determined on a title-by-title basis by Microsoft when the concept of the applicable software title is approved by Microsoft. We pay Microsoft a royalty fee for each unit of finished products manufactured on our behalf by third-party manufacturers approved by Microsoft. Our agreement with Microsoft expires in 2004.

We do not have the right to directly manufacture any CDs or DVDs or cartridges that contain our software for Sony’s PlayStation or PlayStation 2, or Nintendo’s GameCube, Game Boy Color or Game Boy Advance systems. We do have the right to manufacture CDs or DVDs for the Xbox system through subcontractors pre-approved by Microsoft. Please see note 21A. The cost of manufacturing our software products, and the royalties due Nintendo, Sony and Microsoft, are included in cost of revenue.

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

3.    ACQUISITION

On November 12, 1998, we acquired substantially all of the assets and liabilities of a distributor in Australia. We accounted for the acquisition using the purchase method of accounting. The total cost of the acquisition was $3,851 ($1,244 was related to identified net tangible assets, primarily accounts receivable, and $2,607 was related to goodwill). In fiscal 2000, the seller returned 72 shares of our common stock, which had a fair value of $629 at the acquisition date and forgave $62 of the cash consideration we had not yet paid because the Australian distributor did not attain the financial targets established under the purchase agreement. As a result of this, we reduced the goodwill we had originally recorded by $691. The operating results of the distributor are insignificant when compared with our consolidated operating results.

4.	ACCOUNTS RECEIVABLE

Accounts receivable are comprised of:

	March 31, 2003	August 31, 2002	August 31, 2001
Assigned receivables due from factor	$42,704	$82,044	$42,845
Unfactored accounts receivable	8,276	13,833	20,706

	50,980	95,877	63,551
Allowance for price concessions and returns	(26,677)	(30,217)	(16,847)

	$24,303	$65,660	$46,704

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

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

Before our primary lender purchases our U.S. accounts receivable and remits payment to us for the purchase price, it may, in its discretion, provide us cash advances under our North American credit agreement (please see note 14) taking into account the assigned receivables due from our customers, among other things. As of March 31, 2003, our primary lender was advancing us 60% of the eligible receivables due from our retail customers. As of March 31, 2003, the factoring charge, recorded in interest expense, was 0.25% of assigned accounts receivable with invoice payment terms of up to 60 days and an additional 0.125% for each additional 30 days or portion thereof.

5.	OTHER RECEIVABLES

Other receivables are comprised of:

	March 31, 2003	August 31, 2002	August 31, 2001
Foreign value added tax	$—	$37	$1,204
Notes receivable and accrued interest due from officers (please see note 21B)	1,469	1,016	598
Licensing fee recovery	1,415	1,415	—
Other	476	217	393

	$3,360	$2,685	$2,195

6.	INVENTORIES
	March 31, 2003	August 31, 2002	August 31, 2001
Raw material and work-in-process	$131	$1,073	$486
Finished goods	7,580	8,561	3,557

	$7,711	$9,634	$4,043

7.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of:

	March 31, 2003	August 31, 2002	August 31, 2001
Prepaid advertising costs	$414	$2,105	$574
Prepaid insurance	3,122	1,196	951
Prepaid taxes	326	240	695
Royalty advances	754	1,779	1,553
Financing costs (please see notes 14C and 19C)	1,724	—	—
Other prepaid expenses	736	1,100	1,043

	$7,076	$6,420	$4,816

Prepaid advertising costs consist principally of advance payments for television and other media advertising. We expense our advertising costs when the advertising takes place.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

8.    BUILDING HELD FOR SALE

Management committed itself to a plan to sell our building located in the United Kingdom. The building is not currently in use. In connection with the plan, we recorded an impairment charge of $2,146 to adjust the building’s net carrying value to its fair value of $5,424, which is based on an independent appraisal, net of expected selling costs. As of March 31, 2003, the carrying value of the building was reclassified from fixed assets to current assets and its associated mortgage payable was reclassified from long-term debt to current liabilities as we expect to sell the building within a year.

9.    FIXED ASSETS

Fixed assets are comprised of:

	March 31, 2003	August 31, 2002	August 31, 2001
Buildings and improvements	$20,155	$29,650	$28,881
Furniture, fixtures and equipment	43,405	47,064	42,410
Automotive equipment	394	636	488

	63,954	77,350	71,779
Accumulated depreciation	(44,223)	(46,590)	(39,134)

	$19,731	$30,760	$32,645

During fiscal 2001, we sold one of our buildings for $1,200, which approximated its net book value.

10.    OTHER ASSETS

Other assets are comprised of:

	March 31, 2003	August 31, 2002	August 31, 2001
Deferred financing costs	$320	$772	$1,545
Deposits	473	490	302
Income tax receivable	—	—	800
Notes receivable due from officers (please see note 21B)	100	400	175

	$893	$1,662	$2,822

11.    ACCRUED EXPENSES

Accrued expenses are comprised of:

	March 31, 2003	August 31, 2002	August 31, 2001
Accrued advertising and marketing	$300	$2,797	$1,244
Accrued consulting and professional fees	1,201	1,219	2,622
Accrued excise and other taxes	1,197	4,024	2,445
Accrued interest	104	7	1,496
Accrued duty and freight	887	1,221	39
Accrued litigation	1,535	76	585
Accrued payroll	4,002	7,494	4,272
Accrued purchases	4,893	15,103	2,024
Accrued royalties payable and licensing obligations	12,188	10,087	15,057
Other accrued expenses	2,444	2,800	1,798

	$28,751	$44,828	$31,582

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

12.    ACCRUED SELLING EXPENSES

Accrued selling expenses are comprised of:

	March 31, 2003	August 31, 2002	August 31, 2001
Accrued cooperative advertising	$3,187	$1,229	$646
Accrued price concessions	19,623	10,001	5,887
Accrued sales commissions	1,829	1,758	751
Accrued rebates	2,010	1,957	—

	$26,649	$14,945	$7,284

13.    ACCRUED RESTRUCTURING CHARGES

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

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

14.    DEBT

Debt is comprised of:

	March 31, 2003	August 31, 2002	August 31, 2001
Short term debt:
10% convertible subordinated notes (A)	$—	$—	$29,225
Mortgage notes (B)	—	837	1,270
Obligations under capital leases	736	1,065	536
Supplemental bank loan (C)	11,000	—	10,000
Advances from International factor (D)	4,110	757	6,273
Advances from North American factor (please see note 4)	4,154	42,349	7,349
Bank participation advance (E)	9,500	9,500	—
Promissory notes (F)	737	—	—
Bank overdraft	562	—	—

	30,799	54,508	54,653

Long term debt:
Mortgage notes (B)	—	4,079	4,396
Obligations under capital leases	632	658	577
Bank participation advance (E)	—	—	9,500

	632	4,737	14,473

	$31,431	$59,245	$69,126

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

In February 2002, we retired a total of $12,735 in principal amount of our notes and paid the related accrued interest of $574 by issuing 4,209 shares of our common stock. In connection with the note retirements, we recorded a loss on early retirement of debt of $1,221, which is the amount by which the aggregate $14,530 fair value of our issued shares exceeded the principal amount of the notes we retired and the related accrued interest.

During the second quarter of fiscal 2002, pursuant to the indenture governing our notes, we converted an aggregate of $4,300 in principal amount of our notes into 830 shares of our common stock, at a conversion price of $5.18 per share.

In March and April 2001, we retired a total of $13,875 in principal amount of the notes for an aggregate purchase price of $6,751. Of the $6,751 purchase price, $3,934 was raised through a concurrent sale of 3,147 shares of our common stock to the same note holders, based on a purchase price of $1.25 per share. The purchase price of $1.25 per share was approximately $0.24 below the fair value of our common stock on the date the shares were issued, which equated to a total discount of $754. The $6,751 purchase price we paid for the notes included cash of $5,997 and the discount of $754. As a result of the note retirement, we recorded a

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

gain on early retirement of debt of $7,124 in the third quarter of fiscal 2001. In the fourth quarter of fiscal 2001, we reduced the gain by $2,798 in connection with the delayed effectiveness of our registration statement filed with the SEC covering the resale of the common stock purchased by the former note holders. The charge equates to the fair value of 750 shares of our common stock we issued to the note holders due to the delayed effectiveness. On December 12, 2001, the SEC declared our registration statement effective.

In June 2001, we retired $6,650 in principal amount of our notes and paid the related accrued interest of $193 by issuing 2,022 shares of our common stock with a fair value of $7,198. Relating to the note retirement, we recorded a loss on early retirement of debt of $355, which is the amount by which the fair value of our issued shares exceeded the principal amount of the notes we retired and the related accrued interest.

In August 2001, we issued 250 shares of our common stock with a fair value of $1,176 to one former note holder relating to the delayed effectiveness of our registration statement that we filed with the SEC, which covered the resale of the common stock issued in connection with the early retirement of our notes. Accordingly, we recorded the $1,176 fair value of the issued shares of our common stock as a loss on early retirement of debt in the fourth quarter of fiscal 2001.

We recognized a loss on early retirement of debt of $1,221 for fiscal 2002 and a net gain on early retirement of debt of $2,795 for fiscal 2001 related to the transactions in which we retired the notes.

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

In March 2000, we entered into a seven-year term secured credit facility with our U.K. bank to finance the purchase of a building in the U.K. and concurrently granted our U.K. bank a mortgage on the building. We are required to make quarterly principal payments of $215 (£137.5) pursuant to the secured credit facility. The U.K. bank charges us interest at 2.00% above LIBOR (5.94% as of March 31, 2003; 5.97% as of August 31, 2002; 7.22% as of August 31, 2001). We had a principal balance outstanding under this credit facility of $4,916 (£3,230) as of August 31, 2002 and $5,195 (£3,574) as of August 31, 2001. As of March 31, 2003, the building was held for sale (please see note 8) and, accordingly, we reclassified the building as a separate component in current assets and the associated mortgage payable of $4,600 (£2,924) as a separate component of current liabilities.

C.  North American Credit Agreement

Our primary lender and we are parties to a North American credit agreement, which expires on August 31, 2003. This agreement automatically renews for additional one-year periods, unless our primary lender or we terminate the agreement with 90 days’ prior notice. Under the agreement, our primary lender generally advances cash to us based on a borrowing formula that primarily takes into account the balance of our eligible U.S. receivables that the primary lender expects to purchase in the future, and to a lesser extent our finished goods inventory balances. Advances to us under the North American credit agreement bear interest at 1.50% per annum

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

above our primary lender’s prime rate (5.75% as of March 31, 2003; 6.25% as of August 31, 2002; 8.25% as of August 31, 2001). Borrowings that our primary lender may provide us in excess of an availability formula bear interest at 2.00% above our primary lender’s prime rate. Under the North American credit agreement, we may not borrow more than $30,000 or the amount calculated using the availability formula, whichever is less, unless our primary lender approves a supplemental discretionary loan. Our primary lender has secured all of our obligations under the North American credit agreement with substantially all of our assets. Under the terms of the North American credit agreement, we are required to maintain specified levels of working capital and tangible net worth, among other financial covenants. As of March 31, 2003, August 31, 2002 and August 31, 2001, we were not in compliance with respect to some of the financial covenants contained in the agreement and received waivers from our primary lender.

On March 31, 2003, our primary lender and we amended our North American credit agreement to allow for supplemental discretionary loans of up to $11,000 through May 31, 2003, which thereafter is reduced to $5,000 through September 29, 2003 above the standard formula for short-term funding. As a condition for the amendment, two of our executive officers, otherwise referred to as the Affiliates, pledged an aggregate cash deposit of $2,000 with our primary lender in order to provide a limited guarantee of our obligations. Our primary lender will return the cash deposit to the Affiliates within five days following our timely repayment of the supplemental discretionary loans which are due to be fully repaid on September 30, 2003. As consideration to the Affiliates for making the deposit, and based upon the advice of, and a fairness opinion obtained from an independent financial advisor, on March 31, 2003, the Audit Committee approved and the Board of Directors authorized the issuance to each Affiliate 2,000 shares of our common stock with an aggregate market value of $1,560 and a warrant to purchase 500 shares of our common stock at an exercise price of $0.50 per share with an aggregate fair value of $305. We are expensing the fair value of the consideration provided to the Affiliates as a non-cash financing expense over the period between the date the initial supplemental loans were advanced, February 2003, and the date they are required to be fully repaid in September 2003. During the seven months ended March 31, 2003, we expensed $306, which is included in interest expense. We have entered into an agreement with the Affiliates which stipulates that in the event the deposit is applied by our primary lender to the repayment of the outstanding supplemental loan obligations and not returned to the Affiliates, we will either repay such amount to the Affiliates or apply the amount as an offset, to the extent permitted by applicable law, against the balance of any net amounts due to us by the Affiliates (please see note 21B).

Advances outstanding under the North American credit agreement within the standard borrowing formula amounted to $4,154 as of March 31, 2003, $42,349 as of August 31, 2002 and $7,349 as of August 31, 2001. The supplemental discretionary loan outstanding amounted to $11,000 as of March 31, 2003 and $10,000 as of August 31, 2001. No supplemental discretionary loan was outstanding as of August 31, 2002.

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

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

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

As additional security for the supplemental loans, two of our executive officers personally pledged as collateral an aggregate of 1,568 shares of our common stock. If the market value of the pledged stock (based on a ten trading day average reviewed by our primary lender monthly) decreases below $5,000 while we have a supplemental discretionary loan outstanding and our officers do not deliver additional shares of our common stock to cover the shortfall, then our primary lender would be entitled to reduce the outstanding supplemental loan by an amount equal to the shortfall. Our primary lender will release the 1,568 shares of common stock the Affiliates pledged following a 30-day period in which we have not borrowed more than $1,000 in excess of the amount determined under our availability formula and are not otherwise in default under the North American credit agreement.

We estimate that the fair value of our officers providing the collateral relating to the supplemental loan amounted to approximately $200. We amortized this amount as a non-cash financing expense over the term of the original supplemental loan, which ended on January 7, 2002.

In connection with the original supplemental loan, on October 31, 2001, we issued to our primary lender a five-year warrant to purchase 100 shares of our common stock at an exercise price of $4.70 per share, the market price per share of our common stock on the date we issued the warrant. In February 2002, we reduced the exercise price to $3.00 per share and increased the number of common shares issuable under the warrant to 136 relating to a private placement of our common stock and the anti-dilution provisions of the warrant. On March 31, 2003, we further reduced the exercise price to $0.39 per share and increased the number of common shares issuable under the warrant to 255 relating to the issuance of common shares to Affiliates and the anti-dilution provisions of the warrant. Please see note 19C. We amortized the $419 fair value of the warrant as a non-cash financing expense over the term of the original supplemental loan, which ended on January 7, 2002.

D.  Advances from International Factor

In fiscal 2001, several of our international subsidiaries entered into a receivables facility with our U.K. bank. Under the international facility, we can obtain financing of up to the lesser of approximately $18,000 or 60% of the aggregate amount of eligible receivables from our international operations. The amounts we borrow under the international facility bear interest at 2.00% per annum above LIBOR (5.17% as of March 31, 2003; 6.00% as of August 31, 2002; and 6.25% as of August 31, 2001). This international facility has a term of three years, which automatically renews for additional one-year periods thereafter unless either our U.K. bank or we terminate it upon 90 days’ prior notice. Our U.K bank has secured the international facility with the accounts receivable and assets of our international subsidiaries that participate in the facility. We had an outstanding balance under the international facility of $4,110 as of March 31, 2003, $757 as of August 31, 2002 and $6,273 as of August 31, 2001.

E.  Bank Participation Advance

In March 2001, our primary lender entered into junior participation agreements with some investors. As a result of the participation agreements, our primary lender advanced us $9,500 for working capital purposes. We

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

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

F.  Promissory Note

In March 2003, we provided a promissory note to an independent software developer in the amount of $804 with a balance of $737 at March 31, 2003. The note bears interest at a rate of 8% per annum and is due to be fully paid by February 2004.

G.  Our debt matures as follows:

Fiscal years ending March 31,
2004	$30,799
2005	441
2006	180
2007	11

$31,431

15.    OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES

We have entered into various equipment capital leases that expire at various dates through 2007. Future minimum payments under the leases are as follows:

Fiscal years ending March 31,
2004	$804
2005	483
2006	191
2007	11

Total minimum lease payments	1,489
Amount representing interest	(121)

Present value of net minimum lease payments	1,368
Less: current portion	(736)

$632

We have entered into operating leases for rental space and equipment that expire on various dates through 2007. Some of the leases contain payment escalation clauses. Future minimum rental payments under the operating leases are as follows:

Fiscal years ending March 31,
2004	$3,188
2005	2,865
2006	1,967
2007	878
2008	52

Total minimum operating lease payments	$8,950

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

Rent expense under operating leases was $1,663 for the seven months ended March 31, 2003, $1,662 for the seven months ended March 31, 2002, $2,973 for fiscal 2002, $2,543 for fiscal 2001 and $3,483 for fiscal 2000.

16.    PROVISION FOR INCOME TAXES

Our provision for (benefit from) income taxes is comprised of the following:

	Seven Months Ended March 31,	Fiscal Years Ended August 31,
	2003	2002	2001	2000

Federal	$(125)	$(1,193)	$(798)	$(839)
Foreign	(191)	332	594	832
State	125	141	98	98

Total income tax provision (benefit)	$(191)	$(720)	$(106)	$91

In each of the years presented, we recorded no deferred tax provision, as we had no net deferred tax assets or liabilities.

We have provided a reconciliation of the Federal statutory income tax rate to our effective income tax rate below:

	Seven Months Ended March 31,	Fiscal Years Ended August 31,
	2003	2002	2001	2000

Statutory tax rate	(35.0)%	(35.0)%	35.0%	(35.0)%
State income taxes, net of Federal income tax benefit	0.1%	1.8%	0.4%	—
Increase in valuation allowance	34.5%	18.3%	—	29.7%
Utilization of net operating loss carryforward	—	—	(36.3)%	—
Nondeductible expenses	0.1%	1.2%	0.2%	5.4%

Effective income tax rate	(0.3)%	(13.7)%	(0.7)%	0.1%

As of March 31, 2003, we had a U.S. tax net operating loss carryforward of approximately $237,000 which expires in fiscal years 2011 through 2023. Our net operating loss carryforwards and other temporary differences between the financial statement and tax basis carrying amounts of existing assets and liabilities generated net deferred tax assets of $108,108 as of March 31, 2003, $90,321 as of August 31, 2002 and $87,695 as of August 31, 2001. We have provided a valuation allowance against our net deferred tax assets as of March 31, 2003, August 31, 2002 and August 31, 2001 because of the uncertainty of whether we will be able to realize the deferred tax assets in the future. If we realized all of the March 31, 2003 net deferred tax assets, we would allocate $5,384 to paid-in capital and use the remainder to reduce our income tax expense.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

The tax effects of temporary differences that produced our net deferred tax assets as of March 31, 2003, August 31, 2002 and August 31, 2001 are as follows:

	March 31, 2003	August 31,
		2002	2001
Asset reserves and allowances	$17,232	$13,600	$10,390
Accrued expenses	170	135	363
Federal net operating loss carryforwards	83,147	71,365	70,350
Foreign net operating loss carryforwards	6,454	5,594	5,848
Other	1,105	(373)	744

	108,108	90,321	87,695
Valuation allowance	(108,108)	(90,321)	(87,695)

	$—	$—	$—

We have not provided for additional taxes on income, which would become payable if we repatriated earnings from our foreign subsidiaries because we would be able to substantially offset the tax consequences of the distributions with our available foreign tax credits.

17.    EARNINGS (LOSS) PER SHARE

	Seven Months Ended		Fiscal Years Ended
	March 31, 2003	March 31, 2002	August 31, 2002	August 31, 2001	August 31, 2000
		(Unaudited)
Basic EPS Computation:
Net (loss) earnings	$(67,805)	$12,446	$(4,533)	$17,293	$(131,744)

Weighted average common shares outstanding	92,568	81,113	85,732	60,143	55,882

Basic net (loss) earnings per share	$(0.73)	$0.15	$(0.05)	$0.29	$(2.36)

Diluted EPS Computation:
Net (loss) earnings	$(67,805)	$12,446	$(4,533)	$17,293	$(131,744)

Weighted average common shares outstanding	92,568	81,113	85,732	60,143	55,882
Dilutive potential common shares:
Stock options and warrants	—	4,898	—	6,491	—

Diluted common shares outstanding	92,568	86,011	85,732	66,634	55,882

Diluted net (loss) earnings per share	$(0.73)	$0.14	$(0.05)	$0.26	$(2.36)

We have excluded the effect of stock options and warrants in our calculation of diluted earnings per share for the seven months ended March 31, 2003 and fiscal years 2002 and 2000 because their impact would have been antidilutive. Common stock equivalents excluded from earnings (loss) per share were 14,978 options and 4,787 warrants as of March 31, 2003; 12,930 options and 3,945 warrants as of August 31, 2002 and 11,790 options and 3,994 warrants as of August 31, 2000.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

18.    STOCK OPTION AND PURCHASE PLANS

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

For the incentive stock options we granted to employees under the plans, the exercise price per share was equal to the market price of our common stock on the dates of grant, or 110% of the market price for certain employees. For non-incentive stock options granted to employees under the plans, the exercise price per share was not less than 85% of the market price of our common stock on the dates of grant. Generally, outstanding options become exercisable equally over a three-year period starting on the date of grant (although this may be accelerated due to retirement, disability or death). Normally, employees, directors and consultants must exercise their outstanding options within ten years from the date they were granted. Some employees who were granted incentive options must exercise their outstanding options within five years from the date they were granted. As of March 31, 2003, option holders were able to purchase approximately 8,385 shares of our common stock from exercisable options at a weighted-average exercise price of $3.86 per share and we had available for future grant 3,188 options to purchase shares of our common stock. Other than 100 shares of our common stock we issued to an employee, through March 31, 2003, we have not issued any stock appreciation rights or shares of common stock under our 1998 stock incentive plan.

Option transactions under the 1988 and 1998 stock option plans for the seven months ended March 31, 2003, fiscal 2002, 2001 and 2000 are summarized below:

	Shares Under Option	Weighted Average Exercise Price
Outstanding, August 31, 1999	11,023	$4.60

Granted	2,516	$2.85
Exercised	(404)	$3.66
Canceled	(1,518)	$4.27

Outstanding, August 31, 2000	11,617	$4.30

Granted	2,528	$1.76
Exercised	(1,347)	$2.01
Canceled	(2,597)	$4.17

Outstanding, August 31, 2001	10,201	$4.01

Granted	5,373	$4.08
Exercised	(1,112)	$2.94
Canceled	(1,532)	$3.96

Outstanding, August 31, 2002	12,930	$4.14

Granted	4,348	$0.92
Exercised	(10)	$1.03
Canceled	(2,290)	$3.35

Outstanding, March 31, 2003	14,978	$3.32

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

Included in the options granted for the seven months ended March 31, 2003, were 1,375 options granted at a weighted average exercise price of $0.43 per share, a price 15% below the market price of our common stock on the grant date. The weighted average fair value of each option is $0.37.

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

Options outstanding under the 1988 and 1998 stock option plans as of March 31, 2003 are summarized in ranges as follows:

Range of Exercise Price	Weighted Average Exercise Price	Number of Options Outstanding	Weighted Average Remaining Life
$ 0.39 - $ 0.54	$0.43	1,500	10.0 years
0.66 - 0.91	0.75	278	9.7 years
1.03 - 1.59	1.22	3,251	9.1 years
1.63 - 2.38	2.10	1,141	8.4 years
2.50 - 3.73	3.37	1,843	6.1 years
3.79 - 5.58	4.29	5,878	7.0 years
5.75 - 7.94	7.32	736	4.4 years
8.69 - 12.13	10.55	145	3.3 years
16.38 - 24.00	20.50	206	1.4 years

		14,978

B.  Employee Stock Purchase Plan

Effective May 4, 1998, we adopted an employee stock purchase plan to provide employees who meet eligibility requirements an opportunity to purchase shares of our common stock through payroll deductions of up to 10% of eligible compensation. Bi-annually, we use participant account balances to purchase shares of our common stock at a per share price of 85% of the lesser of the fair market value per share on the exercise date or the price on the offering date. The plan will remain in effect for a term of 20 years, unless terminated sooner by our Board of Directors. A total of 3,000 shares of our common stock are available for employees to purchase under the plan. Employees purchased 140 shares of our common stock in the seven months ended March 31, 2003, 341 shares of our common stock in fiscal 2002, 233 of our common stock in fiscal 2001 and 223 shares of our common stock in fiscal 2000 under the plan.

19.    EQUITY

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

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

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

Please see note 14A.

C.  Warrants

In fiscal 1999, we issued warrants to purchase 770 shares of our common stock with exercise prices ranging from $3.50 to $7.56 that expired at various times through April 2002 relating to litigation settlements. In fiscal 2001, we issued 1 shares of our common stock related to these warrants.

In fiscal 2000, we issued warrants to purchase 688 shares of our common stock with an exercise price of $3.61 per share that expired in March 2003 relating to a litigation settlement. We expensed the $2,550 fair value of the warrants in fiscal 1997 and included it in accrued litigation settlements until the warrants were issued. We issued 41 shares of our common stock in fiscal 2002 and 53 shares of our common stock in fiscal 2001 related to the exercise of these warrants.

In March 2001, we issued to investors in the junior participation (please see note 14E) five-year warrants to purchase an aggregate of 2,375 shares of our common stock exercisable at a price of $1.25 per share, which included a total of 1,375 warrants we issued to some of our executive officers and to one of the directors of our Board, who joined in the junior participation. The fair value of the warrants of $1,751, based on the Black-Scholes option pricing model, was recorded as a deferred financing cost. We are amortizing the balance as a non-

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

cash financing expense evenly over two and one-half years through August 31, 2003, the date on which the related North American credit agreement terminates. In fiscal 2002, we issued 750 shares of our common stock to unrelated investors and 105 shares of our common stock to one of our director’s relating to the exercise of these warrants. In fiscal 2001, we issued 250 shares of our common stock to unrelated investors relating to the exercise of these warrants.

In October 2001, we issued to two of our executive officers warrants to purchase a total of 1,250 shares of our common stock at an exercise price of $2.88 per share, the fair market value of our common stock on the grant date. We issued the warrants to the officers in consideration for their services and personal pledge of 1,250 shares of our common stock to our primary lender, as additional security for our supplemental discretionary loans (please see note 14C).

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

On March 31, 2003, as a result of the 4,000 common shares authorized to be issued to the Affiliates in connection with the amendment to the North American credit agreement with our primary lender (please see note 14C) and the anti-dilution provisions originally included in certain of our outstanding warrants on the date of our authorization to issue the shares, the number of shares issuable under the warrants increased and the exercise price decreased to $0.39 per share. We will amortize the $165 excess of the fair value of the total modified warrants over the fair value of the original warrants, as calculated using the Black-Scholes option pricing model, as a non-cash financing expense on a straight-line basis over the period between March 31, 2003 and September 30, 2003, the date on which the discretionary supplemental loan is due to be repaid. The following table summarizes the warrant modifications:

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

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

As of March 31, 2003, August 31, 2002 and August 31, 2001, we had common shares reserved for issuance for the following warrants:

	March 31,		August 31,		August 31,
	2003		2002		2001
Issuance Purpose	Number	Exercise Price	Number	Exercise Price	Number	Exercise Price	Expiration Date
Junior participation	1,270	$1.25	1,270	$1.25	2,125	$1.25	March, 2006
Litigation settlement	—	—	594	3.61	635	3.61	March, 2003
Litigation settlement	—	—	—	—	218	7.56	April, 2002
1991 officer	—	—	—	—	1,125	3.00	October, 2001
2002 officer	1,250	2.88	1,250	2.88	—	—	April, 2012
2003 officer	1,000	0.50	—	—	—	—	March, 2008
1997 financing	569	0.39	337	1.25	337	1.25	February, 2006
2000 financing	210	0.39	125	1.25	125	1.25	July, 2005
2002 financing	255	0.39	136	3.00	—	—	October, 2006
2001 private placement	233	3.46	233	3.56	233	3.56	July, 2004

	4,787	1.44	3,945	2.32	4,798	2.37

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

20.	STOCKHOLDERS’ RIGHTS

In the fourth quarter of fiscal 2000, our Board of Directors declared a dividend distribution of one right for each outstanding share of our common stock to stockholders of record at the close of business on June 21, 2000. Each right entitles the registered holder to purchase from us a unit consisting of one one-thousandth of a share of

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

Series B junior participating preferred stock, $0.01 par value, at a purchase price of $30 per unit, subject to adjustment. The description and terms of the rights are set forth in a rights agreement, dated as of June 5, 2000, between us and Computershare Trust Co., as Rights Agent.

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

21.	MAJOR SUPPLIERS AND CUSTOMERS AND RELATED PARTY TRANSACTIONS

A.  Major Suppliers and Customers

We are substantially dependent on Nintendo, Sony and Microsoft as they are the sole manufacturers of the software we develop for their game consoles and they are the owners of the proprietary information and technology we need to develop software for their game consoles. Please see note 22 in which we present a table, which indicates the percentages of our gross revenue we derived from software titles we developed for each of the game consoles.

Our major customers represented the following percentages of our gross revenues:

	Seven Months Ended March 31,		Fiscal Years Ended August 31,
	2003	2002	2002	2001	2000
		(Unaudited)
Customer 1	6%	9%	10%	12%	15%
Customer 2	8%	9%	9%	11%	10%

B.  Related Party Transactions

Fees for services

We pay sales commissions to a firm, which is owned and controlled by one of our executive officers, who is also a director and a principal stockholder. The firm earns these sales commissions based on the amount of our software sales the firm generates. Commissions earned by the firm amounted to $279 for the seven months ended March 31, 2003, $315 for the seven months ended March 31, 2002, $535 for fiscal 2002, $330 for fiscal 2001 and $341 for fiscal 2000. We owed the firm $498 as of March 31, 2003, $385 as of August 31, 2002 and $18 as of August 31, 2001.

During previous fiscal years, we received legal services from two law firms of which two members of our Board of Directors are partners. We incurred fees from one of those firms of $528 for the seven months ended

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

March 31, 2003. We incurred fees from both firms of $318 for the seven months ended March 31, 2002, $644 for fiscal 2002, $665 for fiscal 2001 and $987 for fiscal 2000. We owed fees of $353 as of March 31, 2003 and $200 as of August 31, 2002 to one of the firms and total fees of $154 as of August 31, 2001 to both firms.

We incurred investment-banking fees totaling $284 for fiscal 2001 from a broker-dealer of which an individual on our Board of Directors is a member. We owed the broker-dealer $104 as of August 31, 2001 which we paid during fiscal 2002.

Notes receivable

In October 2002, we loaned a senior executive $300 under a promissory note for the purpose of purchasing a new residence. Our Compensation Committee approved the terms and provisions of the loan in April of 2002. The promissory note bears interest at a rate of 6.00% per annum. Security for the repayment of the promissory note is a mortgage on the executive’s principal residence. The maturity date of the note is November 1, 2005. The loan shall be forgiven by us 50% in May 2003 and 25% in each of October 2004 and October 2005 so long as the executive remains employed with Acclaim. If the executive voluntarily leaves the employment of Acclaim or is terminated for cause, at any time prior to the maturity date of the note, the executive must repay a pro-rata portion of the unpaid principal balance of the loan plus accrued and unpaid interest thereon. We are recording compensation expense for the principal balance of the loan over the periods that each portion will be forgiven. Accordingly, during the seven months ended March 31, 2003, we expensed $133 of the unpaid principal balance. As of March 31, 2003, the unpaid principal balance under the loan was $167, which was included in other receivables.

In February 2002, relating to an officer’s employment agreement, we loaned one of our executive officers $300 under a promissory note for the purpose of purchasing a new residence. The promissory note bore interest at a rate of 6.00% per annum, which was due by December 31st of each year the promissory note remained outstanding. In January 2003, in connection with terminating the officer’s employment and in accordance with the officer’s employment agreement, we forgave and expensed as compensation the unpaid principal balance and related accrued interest of $302. As of August 31, 2002, the principal balance outstanding under the loan was $300, which was included in other assets, and the accrued interest was $8.

In October 2001, we issued a total of 1,125 shares of our common stock to two of our executive officers when they exercised their warrants with an exercise price of $3.00 per share. For the shares we issued, we received cash of $23 for their par value and two promissory notes totaling $3,352 for the unpaid portion of the exercise price of the warrants. The principal amount and accrued interest are due and payable on the earlier of (i) August 31, 2003 and (ii) to the extent of the proceeds of any warrant share sale, the third business day following the date upon which the respective executive sells any or all of the warrant shares. The terms and provisions of the notes will not be materially modified or amended, nor will the term be extended or renewed. The notes provide us full recourse against the officers’ assets. The notes bear interest at our primary lender’s prime rate plus 1.50% per annum. Other receivables includes accrued interest receivable on the notes of $324 as of March 31, 2003, and $202 as of August 31, 2002 . The notes receivable have been classified as a contra-equity balance in additional paid-in capital.

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

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

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

In August 2000, relating to an officer’s employment agreement, we loaned one of our officers $200 under a promissory note. The note bears no interest and must be repaid on the earlier to occur of the sale of the officer’s personal residence or August 24, 2004. Based on the officer’s employment agreement, we were to forgive the loan at a rate of $25 for each year the officer remained employed with us up to a maximum of $100. Accordingly, in fiscal 2001, we expensed $25 and reduced the officer’s outstanding loan balance. In May 2002, relating to a separation agreement with the officer, we forgave and expensed another $75. The balance outstanding under the loan was $100 as of March 31, 2003 and August 31, 2002 and $175 as of August 31, 2001, and was included in other assets.

In August 1998, relating to an officer’s employment agreement, we loaned one of our officers $500 under a promissory note. We reduced the note balance by $50 in August 1999, relating to the officer’s employment agreement, and by $200 in January 2000 relating to the employee’s termination. The note bears no interest and must be repaid on the earlier to occur of the sale or transfer of the former officer’s personal residence or August 11, 2003. The balance outstanding under the loan was $250 as of March 31, 2003, August 31, 2002 and August 31, 2001 and was included in other receivables.

In April 1998, relating to an officer’s employment agreement, we loaned one of our executive officers $200 under a promissory note. The note bears interest at our primary lender’s prime rate plus 1.00% per annum. The balance outstanding under the loan, included in other receivables, was $302 as of March 31, 2003 (including accrued interest of $102), $262 as of August 31, 2002 (including accrued interest of $62) and $248 as of August 31, 2001 (including accrued interest of $48) and was repaid in April 2003.

In August 2000, we wrote off notes receivable and related accrued interest of $2,843 due from an entity, as the notes were deemed uncollectible. Two of our directors served as directors of the entity, one of which served as our nominee at the request of our Board of Directors.

Warrants

In October 2001, we issued to two of our executive officers warrants to purchase a total of 1,250 shares of our common stock at an exercise price of $2.88 per share, the fair market value of our common stock on the grant date. We issued the warrants to the officers in consideration for their services and personal pledge of 1,250 shares of our common stock to our primary lender, as additional security for our supplemental discretionary loans (please see note 14).

Please also see notes 14 and 19.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

22.	SEGMENT INFORMATION

Our chief operating decision-maker is our Chief Executive Officer. We have two reportable segments, North America and Europe and Pacific Rim, which we organize, manage and analyze geographically and which operate in one industry segment: the development, marketing and distribution of entertainment software. We have presented information about our operations for the seven months ended March 31, 2003, and 2002, and the fiscal years ended August 31, 2002, 2001 and 2000 below:

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

Seven Months Ended March 31, 2002 (Unaudited)
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

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

Our gross revenue was derived from the following product categories:

	Seven Months Ended		Fiscal Years Ended
	March 31, 2003	March 31, 2002	August 31, 2002	August 31, 2001		August 31, 2000
		(Unaudited)
Cartridge-based software:
Nintendo Game Boy	4%	8%	7%	11%		9%
Nintendo 64	—	—	—	2%		31%

Subtotal for cartridge-based software	4%	8%	7%	13%		40%

Disc-based software:
Sony PlayStation 2: 128-bit	64%	57%	52%	33%		—
Sony PlayStation 1: 32-bit	3%	7%	4%	41%		32%
Microsoft Xbox: 128-bit	15%	8%	13%	—		—
Nintendo GameCube: 128-bit	13%	19%	22%	—		—
Sega Dreamcast: 128-bit	—	—	—	9	%(1)	21%

Subtotal for disc-based software	95%	91%	91%	83%		53%

PC software	1%	1%	2%	4%		7%

Total	100%	100%	100%	100%		100%

(1)	Sales occurred primarily during the first quarter of fiscal 2001.

23.    COMMITMENTS AND CONTINGENCIES

A.  Legal Proceedings

Various claims and actions have been asserted or threatened against us in the ordinary course of business. Management expects that the outcome of these asserted or threatened claims or actions would not have a materially adverse effect on our consolidated financial position, results of operations, and cash flows, taken as a whole.

In fiscal 1998, we settled some of our then outstanding litigation and claims by agreeing to issue our common stock and warrants. Our statements of stockholders’ (deficit) equity include:

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

In the first quarter of fiscal 2001, as a result of Comedy Partners’ (South Park) repeatedly refusing to approve our proposed projects and designs, we refused to make royalty payments under our license agreement, which resulted in Comedy Partners purportedly terminating our license and suing us. On March 9, 2001, the suit was settled for $900, which amount was included in accrued royalties payable as of August 31, 2000 and was paid in fiscal 2001.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

As of May 8, 2003, thirteen class action complaints, containing similar allegations, have been filed against us and certain of our officers and/or directors. Each complaint asserts violations of federal securities laws. The actions are entitled: Purvis, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division; DMS, et al. v. Acclaim Entertainment, Inc., Rodney Cousens and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Brooklyn Division; Nach, et al. v. Acclaim Entertainment, Inc., Rodney Cousens and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division; Baron, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division; Traube, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division; Hildal, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division; Hicks, et al. v. Acclaim Entertainment, Rodney Cousens and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Brooklyn Division; Russo, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Brooklyn Division; Vicino, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division; Sypes, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division; Berman, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division; Burk, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Brooklyn Division; Brake, et al. v. Acclaim Entertainment, Inc., Rodney Cousens and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division.

In Purvis, Baron, Traube, Hildal, Russo, Vicino, Sypes, Berman, and Burk, plaintiffs allege that during the purported class period between January 11, 2002 and September 19, 2002 we reported positive earnings statements and gave favorable earnings guidance, but failed to disclose material adverse facts regarding our business, operations and management, thereby causing plaintiffs and other members of the class to purchase our securities at artificially inflated prices. Plaintiffs claim violations under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. In DMS, Nach, Hicks, and Brake, plaintiffs assert that during the class period between January 22, 2002 and September 19, 2002 we committed certain alleged accounting improprieties, thereby causing plaintiffs and other members of the class to purchase our securities at artificially inflated prices. Plaintiffs claim violations under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5. All the complaints seek unspecified damages. The complaints in the Purvis, DMS, Baron, Russo, Vicino, Sypes and Berman actions have been served. In those actions, the parties have agreed to extend defendants’ time to respond to the complaints until after a consolidated amended complaint is served. We intend to defend these actions.

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

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

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

An action entitled David Mirra v. Acclaim Entertainment, Inc., was filed in the United States District Court for the Eastern District of New York on February 5, 2003. The plaintiff alleged that the defendants did not have authorization to utilize Mirra’s name and likeness in connection with a bicycle video game intended for mature audiences. Specifically, Mirra alleges that we engaged in (1) violations of § 1051 et seq. of the Lanham Act; (2) violations of §43(a) of the Lanham Act; (3) breach of the amendment to the license agreement; (4) unfair competition; (5) tortious interference; (6) injury to business reputation and dilution; (7) deceptive trade practices

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

in violation of General Business Law of New York § 349; (8) false advertising in violation of General Business Law of New York § 350-D; (9) violation of the California Civil Code § 3344; and (10) invasion of privacy— misappropriation of likeness pursuant to California common law; (11) invasion of privacy—false light pursuant to California common law; and (12) and accounting. Mirra claims that he has been harmed by $1,000 per Counts 1-5 and 7-11, for a total of $10,000 in actual damages. Mirra is also claiming that our actions were willful and is demanding an additional $20,000 in punitive damages, plus costs and attorneys’ fees. We believe we have meritorious defenses to these allegations and we intend to defend this action vigorously. Neither party has yet to exchange their initial disclosures or to begin formal discovery.

B.  Letters of Credit

At March 31, 2003, we had outstanding letters of credit aggregating $813 for the purchase of merchandise. Approximately $396 as of March 31, 2003, $1,083 as of August 31, 2002 and $1,032 as of August 31, 2001 of our trade accounts payable balance was collateralized under outstanding letters of credit.

C.  Employee Benefits

Effective January 1, 1995, we established an Employee Savings Plan, which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan is available to all U.S. employees who meet the eligibility requirements. Under the plan, participating employees may elect to defer a portion of their pretax earnings, up to the maximum allowed by the Internal Revenue Service (up to the lesser of 15% of compensation or $12 for calendar year 2003). All contributed amounts vest immediately. Generally, we will distribute the plan assets in a participant’s account to a participant or his or her beneficiaries upon termination of employment, retirement, disability or death. We pay all plan administrative fees.

We do not provide our employees any other post retirement or post employment benefits, except discretionary severance payments upon termination of employment.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

24.	PRO FORMA QUARTERLY FINANCIAL DATA (UNAUDITED)

The following financial information is presented for each of the quarters in the twelve months ended March 31, 2003 and 2002.

Twelve Months Ended March 31, 2003

	Quarters Ended
	Jun. 30, 2002	Sep. 29, 2002	Dec. 29, 2002	Mar. 31, 2003	Total
Net revenue	$58,305	$59,877	$63,947	$27,960	$210,089
Cost of revenue	26,109	34,196	34,174	37,522	132,001
Net loss	(754)	(22,816)	(16,234)	(44,980)	(84,784)
Diluted net loss per share	(0.01)	(0.25)	(0.18)	(0.49)	(0.92)

Twelve Months Ended March 31, 2002

	Quarters Ended
	Jul. 1, 2001	Sep. 30, 2001	Dec. 30, 2001	Mar. 31, 2002	Total
Net revenue	$34,608	$50,339	$85,131	$66,820	$236,898
Cost of revenue	8,385	15,607	30,879	28,896	83,767
Net earnings (loss)	4,916	(802)	13,814	4,370	22,298
Diluted net earnings (loss) per share	0.08	(0.01)	0.16	0.05	0.26

The sum of the unaudited quarterly net earnings per share amounts do not always equal the annual amount reported, because we compute per share amounts independently for each quarter and for the twelve months based on our weighted average common and common equivalent shares outstanding in each such period.

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

The following financial statements of the Company are included in Part II Item 8:

Independent Auditors’ Report.

Consolidated Balance Sheets—March 31, 2003, August 31, 2002 and August 31, 2001.

Consolidated Statements of Operations—Seven Months Ended March 31, 2003 and 2002 (unaudited) and Fiscal Years Ended August 31, 2002, 2001 and 2000.

Consolidated Statements of Stockholders’ (Deficit) Equity—Seven Months Ended March 31, 2003 and Fiscal Years Ended August 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows—Seven Months Ended March 31, 2003 and 2002 (unaudited) and Fiscal Years Ended August 31, 2002, 2001 and 2000.

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

(b)    Current Reports on Form 8-K:

1:	Current Report on Form 8-K filed on December 6, 2002;
2.	Two Current Reports on Form 8-K filed on January 17, 2003;
3.	Current Report on Form 8-K filed on April 10, 2003.

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

Exhibit No.	Description

+10.1	Employee Stock Purchase Plan (incorporated by reference to the Company’s definitive proxy statement relating to fiscal 1997 filed on August 31, 1998)

+10.2	1998 Stock Incentive Plan (incorporated by reference to the Company’s definitive proxy statement relating to fiscal 1997 filed on August 31, 1998)

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

*10.27

Confidential License Agreement for Nintendo GameCube by and between the Company and Nintendo of America Inc., dated as of the 15th day of November, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 4, 2001)

10.28

Form of Share Purchase Agreement between the Company and certain purchasers relating to the February 2002 Private Placement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on March 15, 2002 (Commission File No. 333-84368))

10.29

Form of Registration Rights Agreement between the Company and certain purchasers relating to the February 2002 Private Placement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed on March 15, 2002 (Commission File No. 333-84368))

10.30

Promissory Note executed by Gregory E. Fischbach in favor of Acclaim Entertainment, Inc., dated July 2, 2001 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the period ended August 31, 2002).

10.31

Promissory Note executed by James R. Scoroposki in favor of Acclaim Entertainment, Inc., dated July 2, 2001 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the period ended August 31, 2002).

10.32

Promissory Note executed by Gregory E. Fischbach in favor of Acclaim Entertainment, Inc., dated October 1, 2001 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the period ended August 31, 2002).

10.33

Promissory Note executed by James R. Scoroposki in favor of Acclaim Entertainment, Inc., dated October 1, 2001 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the period ended August 31, 2002).

10.34

Amendment, dated June 25, 2002, to Promissory Note, dated July 2, 2001, executed by Gregory E. Fischbach in favor of Acclaim Entertainment, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the period ended August 31, 2002).

10.35

Amendment, dated June 25, 2002, to Promissory Note, dated July 2, 2001, executed by James R. Scoroposki in favor of Acclaim Entertainment, Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the period ended August 31, 2002).

10.36

Amendment, dated June 25, 2002, to Promissory Note, dated October 1, 2001, executed by Gregory E. Fischbach in favor of Acclaim Entertainment, Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the period ended August 31, 2002).

10.37

Amendment, dated June 25, 2002, to Promissory Note, dated October 1, 2001, executed by James R. Scoroposki in favor of Acclaim Entertainment, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the period ended August 31, 2002).

Exhibit No.		Description

	10.38

Promissory Note executed by Simon Hosken in favor of Acclaim Entertainment, Inc., dated October 31, 2002 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the period ended August 31, 2002).

	10.39

Amendment and Modification to Revolving Credit and Security Agreement dated March 31, 2003 (incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

	10.40

Amended and Restated Cash Deposit Agreement between Gregory E. Fischbach and GMAC Commercial Finance, LLC, dated March 31, 2003 (incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

	10.41

Amended and Restated Cash Deposit Agreement between James Scoroposki and GMAC Commercial Finance, LLC, dated March 31, 2003 (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

	10.42

Amended and Restated Limited Guaranty by Gregory E. Fischbach in favor of GMAC Commercial Finance, LLC, dated March 31, 2003 (incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

	10.43

Amended and Restated Limited Guaranty by James Scoroposki in favor of GMAC Commercial Finance, LLC, dated March 31, 2003 (incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

	10.44

Letter Agreement, dated March 31, 2003, between the Company’s Audit Committee and Gregory E. Fischbach and James Scoroposki (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

	10.45

Form of Warrant Agreement between the Company and Gregory E. Fischbach, dated as of March 31, 2003 (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

	10.46

Form of Warrant Agreement between the Company and James Scoroposki, dated as of March 31, 2003 (incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

†	23.1	Consent of KPMG LLP.

†	99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to certain portions of this exhibit, which have been omitted therefrom and have been separately filed with the Commission.
+	Management contract or compensatory plan or arrangement.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCLAIM ENTERTAINMENT, INC.

By:	/s/ GREGORY E. FISCHBACH
Gregory E. Fischbach Co-Chairman of the Board and Chief Executive Officer

May 23, 2003

By:	/s/ GERARD F. AGOGLIA
Gerard F. Agoglia Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

May 23, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GREGORY E. FISCHBACH Gregory E. Fischbach	Co-Chairman of the Board; Chief Executive Officer; and Director	May 23, 2003

/s/ JAMES SCOROPOSKI James Scoroposki	Co-Chairman of the Board; Senior Executive Vice President; Treasurer; Secretary; and Director	May 23, 2003

/s/ BERNARD J. FISCHBACH Bernard J. Fischbach	Director	May 23, 2003

Michael Tannen	Director

/s/ ROBERT GROMAN Robert Groman	Director	May 23, 2003

/s/ JAMES SCIBELLI James Scibelli	Director	May 23, 2003

/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	May 23, 2003

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

Date:  May 23, 2003

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

/s/ GERARD F. AGOGLIA
Gerard F. Agoglia Chief Financial Officer

Date:  May 23, 2003

SCHEDULE II

ACCLAIM ENTERTAINMENT, INC.

AND SUBSIDIARIES

ALLOWANCE FOR PRICE CONCESSIONS AND RETURNS

(In thousands of dollars)

Period	Balance at Beginning of Period	Provisions for Price Concessions and Returns	Price Concessions and Returns	Balance at End of Period
Seven months ended March 31, 2003	$42,175	$55,938	$49,803	$48,310	*
Year ended August 31, 2002	22,734	67,024	47,583	42,175	*
Year ended August 31, 2001	67,317	6,399	50,982	22,734	*
Year ended August 31, 2000	62,654	90,248	85,585	67,317	*

*	Includes accrued price concessions of $19,623 as of March 31, 2003, $10,001 as of August 31, 2002, $5,887 as of August 31, 2001, and $28,234 as of August 31, 2000 and accrued rebates of $2,010 as of March 31, 2003 and $1,957 as of August 31, 2002.