Form 10-QT/A
period 2003-03-30
ACCLAIM ENTERTAINMENT INC
filed 2003-05-30
CIK 804888

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

Acclaim Entertainment, Inc., (the “Company”), is filing this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2003 in order to amend certain sections of the Form 10-Q to clarify and update certain disclosures contained therein.

ACCLAIM ENTERTAINMENT, INC.

FORM 10-Q QUARTERLY REPORT

i

PART I

Item 1.    Consolidated Financial Statements

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2003	December 29, 2002	August 31, 2002
	(Unaudited)	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,495	$9,108	$51,004
Accounts receivable, net	24,303	43,085	65,660
Other receivables	3,360	3,458	2,685
Inventories	7,711	12,340	9,634
Prepaid expenses and other current assets	7,076	3,951	6,420
Capitalized software development costs, net	6,944	14,329	13,257
Building held for sale	5,424	—	—

Total Current Assets	59,313	86,271	148,660
Fixed assets, net	19,731	29,332	30,760
Capitalized software development costs	—	—	1,813
Other assets	893	1,410	1,662

Total Assets	$79,937	$117,013	$182,895

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Short-term borrowings	$30,799	$26,403	$54,508
Trade accounts payable	28,477	28,562	40,151
Accrued expenses	28,751	27,469	44,828
Accrued selling expenses	26,649	24,780	14,945
Accrued restructuring charges	2,299	4,081	—
Mortgage payable	4,600	—	—
Income taxes payable	1,234	1,440	1,515

Total Current Liabilities	122,809	112,735	155,947
Long-Term Liabilities
Long-term debt	632	4,645	4,737
Other long-term liabilities	2,654	2,654	2,856

Total Liabilities	126,095	120,034	163,540

Stockholders’ (Deficit) Equity
Preferred stock, $0.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $0.02 par value; 200,000 shares authorized, 96,621, 92,611 and 92,471 shares issued and outstanding	1,932	1,852	1,849
Additional paid-in capital	313,616	311,577	311,458
Accumulated deficit	(359,911)	(314,931)	(292,106)
Accumulated other comprehensive loss	(1,795)	(1,519)	(1,846)

Total Stockholders’ (Deficit) Equity	(46,158)	(3,021)	19,355

Total Liabilities and Stockholders’ (Deficit) Equity	$79,937	$117,013	$182,895

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

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY — (Continued)

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

ACCLAIM ENTERTAINMENT, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Seven Months Ended March 31,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net (loss) earnings	$(67,805)	$12,446
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization	4,124	4,868
Non-cash financing expense	756	895
Loss on early retirement of debt	—	1,221
Provision for price concessions and returns, net	55,938	21,138
Amortization of capitalized software development costs	17,063	6,597
Write-off of capitalized software development costs	2,045	—
Impairment charge on building held for sale	2,146	—
Non-cash compensation expense	79	—
Loss on fixed assets disposals	231	—
Other non-cash items	14	(63)
Change in operating assets and liabilities:
Accounts receivable	8,125	(32,526)
Other receivables	(1,532)	(2,262)
Other assets	300	(300)
Inventories	2,367	(4,514)
Prepaid expenses	891	(1,612)
Capitalized software development costs	(10,872)	(11,054)
Accounts payable	(11,382)	(7,869)
Accrued expenses	(22,635)	(6,128)
Income taxes payable	(345)	217
Other long-term liabilities	(202)	(705)

Net cash used in operating activities	(20,694)	(19,651)

Cash flows from investing activities:
Acquisition of fixed assets	(733)	(2,122)
Proceeds from disposal of fixed assets	79	7
Other assets	31	(184)

Net cash used in investing activities	(623)	(2,299)

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

	Seven Months Ended March 31,
	2003	2002
Cash flows from financing activities:
Repayment of convertible note	—	(12,190)
Payment of mortgages	(483)	(884)
(Payment of) proceeds from short-term bank loans, net	(23,401)	1,757
Proceeds from exercises of stock options and warrants	11	3,278
Payment of obligations under capital leases	(662)	(263)
Proceeds from issuances of common stock, net	—	21,523
Proceeds from issuance of common stock under employee stock purchase plan	121	245

Net cash (used in) provided by financing activities	(24,414)	13,466

Effect of exchange rate changes on cash	(778)	(205)

Net decrease in cash and cash equivalents	(46,509)	(8,689)

Cash and cash equivalents: beginning of period	51,004	26,797

Cash and cash equivalents: end of period	$4,495	$18,108

Supplemental schedule of non cash investing and financing activities:
Issuance of common stock for payment of convertible notes and related accrued interest	$—	$13,309
Issuance of common stock for bank loan collateral	$1,560	$—
Issuance of stock warrants for bank loan collateral	$305	$—
Acquisition of equipment under capital leases	$262	$280
Conversion of notes to common stock	$—	$4,300

Cash paid during the period for:
Interest	$3,727	$7,163
Income taxes	$77	$609

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

B. Change in Fiscal Year

In January 2003, our Board of Directors approved a plan to change our fiscal year end from August 31 to March 31. The accompanying unaudited consolidated financial statements include our results of operations for the three month quarter and the seven month fiscal year ended March 31, 2003 and 2002. Fiscal year 2004 commenced on April 1, 2003 and will end on March 31, 2004. Our quarterly closing dates will occur on the Sunday closest to the last day of the calendar quarter, which encompasses the following quarter ending dates for fiscal 2004.

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

	Seven Months Ended
	March 31, 2003	March 31, 2002
Net (loss) earnings:
As reported	$(67,805)	$12,446
Add: Stock-based compensation expense included in net (loss) earnings	79	—
Deduct: Total stock-based employee compensation expense using fair value method	(3,425)	(5,436)

Pro forma	$(71,151)	$7,010

Diluted net (loss) earnings per share:
As reported	$(0.73)	$0.14

Pro forma	$(0.77)	$0.08

H.    Comprehensive Income (Loss)

Comprehensive loss for the seven months ended March 31, 2003 is presented in the accompanying Consolidated Statement of Stockholders’ (Deficit) Equity. Comprehensive income (loss) was $12,606 for the seven months ended March 31, 2002, $(45,256) for the three months ended March 31, 2003, $4,847 for the three months ended March 31, 2002 and $(8,825) for the one month ended December 29, 2002.

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

Beginning balance as of August 31, 2002	$—
Severance and other employee termination benefits	3,459
Lease commitment, net of estimated sub-lease rental income	567
Asset write-offs	436
Other costs	38

Restructuring charges incurred and expensed	4,500
Less: costs paid	(419)

Balance as of December 29, 2002	$4,081
Severance and other employee termination benefits	324
Less: costs paid	(2,106)

Ending balance as of March 31, 2003	$2,299

12. DEBT

Debt is comprised of:

	March 31, 2003	August 31, 2002
Short term debt:
Mortgage notes (A)	$—	$837
Obligations under capital leases	736	1,065
Supplemental bank loan (B)	11,000	—
Advances from International factor (C)	4,110	757
Advances from North American factor (please see note 2)	4,154	42,349
Bank participation advance (D)	9,500	9,500
Promissory notes (E)	737	—
Bank overdraft	562	—

	30,799	54,508

Long term debt:
Mortgage notes (A)	—	4,079
Obligations under capital leases	632	658

	632	4,737

	$31,431	$59,245

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

We have excluded the effect of stock options and warrants in our calculation of diluted earnings per share for the three and seven months ended March 31, 2003 because their impact would have been antidilutive. As of March 31, 2003 and August 31, 2002 common stock equivalents excluded from earnings (loss) per share were 14,978 and 12,930 options and 4,787 and 3,945 warrants, respectively.

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

In April 1998, relating to an officer’s employment agreement, we loaned one of our executive officers $200 under a promissory note. The note bears interest at our primary lender’s prime rate plus 1.00% per annum. The balance outstanding under the loan, included in other receivables, was $302 as of March 31, 2003 (including accrued interest of $102), and $262 as of August 31, 2002 (including accrued interest of $62) and was repaid in April 2003.

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

Summarized below is information about our software franchises, all released on multiple platforms, that represented 5% or more of gross revenue for the three and seven months ended March 31, 2003 and 2002:

	Three Months Ended		Seven Months Ended
Software Franchise	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
All Star Baseball	19%	29%	8%	15%
ATV	17%	2%	7%	2%
Vexx	14%	—	5%	—
Legends of Wrestling	8%	8%	11%	8%
Burnout	7%	6%	20%	12%
Dakar Rally	6%	1%	2%	2%
Crazy Taxi	4%	3%	4%	8%
Mary-Kate & Ashley	2%	5%	5%	5%
BMX XXX	2%	—	9%	—
Turok	2%	—	8%	—
18 Wheeler	1%	5%	1%	5%
Shadowman	1%	9%	—	4%
Extreme G3	—	5%	1%	5%
Supercross	—	6%	1%	5%

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

In addition, in the fourth quarter of fiscal 2002, we released the software titles Turok: Evolution and Aggressive Inline which we anticipated would be significant revenue drivers and valuable additions to our product catalog. The market reception to these products, as evidenced by the retail sell-through rates to consumers in the first quarter of fiscal 2003 and subsequently, fell significantly below our expectations. As a result of the poor retail sell-through, significant quantities of these products remained in the retail channel as of September 30, 2002. Accordingly, we provided our retail customers price concessions for these products more rapidly after the initial release date than was our historical practice and, in the fourth quarter of fiscal 2002, recorded a $17.9 million provision for price concessions and returns on these products that exceeded historical allowance rates that we believed would have resulted in additional sell-through to our retailers’ customers through the holiday season. During the seven months ended March 31, 2003, while the price concessions we offered our retail customers did increase the retail sell-through rate, the rate of reduction of retail channel inventory did not attain the level we had originally estimated and consequently, we also experienced significantly more returns of these two products from our retail customers than we originally had estimated. Additionally, the market for GameCube products softened after the 2002 holiday season, which required us to provide price concessions on our products for that platform to lower prices than originally estimated and the actual retail sell-through rates of Legends of Wrestling and BMX were less than the projected retail sell-through rates we had used in our previous estimates of allowances, which were based on historical experience, and actual sell-through rates for those products through August 31, 2002. As a result of these events, we needed to provide our retail customers additional price concessions. The resulting $14.4 million increase to the provision for price concessions and returns negatively impacted net revenues for the seven months ended March 31, 2003.

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

Loss on Early Retirement of Debt

During the second quarter of fiscal 2002, we recorded a loss of $1.2 million relating to the early retirement of $12.7 million in principal amount of our 10% convertible subordinated notes and the repayment of $0.6 million in accrued interest when we issued a total of 4,209,420 shares of our common stock with a fair value of $14.5 million.

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

In August 2000, relating to an officer’s employment agreement, we loaned one of our officers $200,000 under a promissory note. The note bears no interest and must be repaid on the earlier to occur of the sale of the officer’s personal residence or August 24, 2004. Based on the officer’s employment agreement, we were to forgive the loan at a rate of $25,000 for each year the officer remained employed with us up to a maximum of $100,000. Accordingly, in fiscal 2001, we expensed $25,000 and reduced the officer’s outstanding loan balance. In May 2002, relating to a separation agreement with the officer, we forgave and expensed another $75,000. The balance outstanding under the loan was $100,000 as of March 31, 2003 and August 31, 2002, which is included in other assets.

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

Going Concern Consideration

At August 31, 2002, our independent auditors’ report, as prepared by KPMG LLP and dated October 17, 2002, which appears in our 2002 Form 10-K, includes an explanatory paragraph relating to the substantial doubt as to the ability of Acclaim to continue as a going concern due to a working capital deficit as of August 31, 2002 and the recurring use of cash in operating activities. For the seven months ended March 31, 2003 we had a net loss of $67.8 million and used $20.7 million of cash in operating activities. As of March 31, 2003 we have a stockholders’ deficit of $46.2 million, a working capital deficit of $63.5 million and $4.5 million of cash and cash equivalents. These factors have continued to raise substantial doubt as to the ability of Acclaim to continue as a going concern. Based on management’s plans described below, the accompanying financial statements have been prepared on a going concern basis.

If Cash Flows from Operations Are Not Sufficient to Meet Our Operational Needs, We May Be Forced To Sell Assets, Refinance Debt, or Further Downsize Our Operations

During the seven months ended March 31, 2003, we implemented certain expense reduction initiatives that have begun to reduce our operating expenses during fiscal 2003 and which reductions we plan to continue in fiscal 2004. Our operating plan for fiscal 2004 focuses on (1) maintaining our lowered fixed and variable expenses worldwide, (2) continuing to limit and eliminate non-essential marketing expenses and (3) maintaining our reduced employee related expenses. Although we believe the actions we are taking should return our operations to profitability, we cannot assure our stockholders and investors that we will achieve the sales necessary to achieve sufficient liquidity and avoid further expense reduction actions such as selling assets or consolidating operations, further reducing staff, refinancing debt and/or otherwise further restructuring our operations. See “Industry Trends, Platform Transitions and Technological Change May Adversely Affect Our Revenue and Profitability” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

(4) unfair competition; (5) tortious interference; (6) injury to business reputation and dilution; (7) deceptive trade practices in violation of General Business Law of New York § 349; (8) false advertising in violation of General Business Law of New York § 350-D; (9) violation of the California Civil Code § 3344; and (10) invasion of privacy - misappropriation of likeness pursuant to California common law; (11) invasion of privacy - false light pursuant to California common law; and (12) accounting. Mirra claims that he has been harmed by $1.0 million per Counts 1-5 and 7-11, for a total of $10.0 million in actual damages. Mirra is also claiming that our actions were willful and is demanding an additional $20.0 million in punitive damages, plus costs and attorneys’ fees. We believe we have meritorious defenses to these allegations and we intend to defend this action vigorously. Neither party has yet to exchange their initial disclosures or begin formal discovery.

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

May 30, 2003