Form 10-KT/A
ACCLAIM ENTERTAINMENT INC
filed 2003-08-11
CIK 804888

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT/A

Amendment No. 1

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

Explanatory Note

Acclaim Entertainment, Inc., (the “Company”), is filing this Amendment No. 1 to the Company’s Annual Report on Form 10-KT filed with the Securities and Exchange Commission on May 28, 2003 in order to amend Part III of the Form 10-KT.

PART III

Item10. Directors and Executive Officers of the Registrant.

BOARD OF DIRECTORS

Name of Nominee	Principal Occupation	Age	Year Became a Director

Gregory E. Fischbach	Co-Chairman of the Board	61	1987

James R. Scoroposki	Co-Chairman of the Board, Senior Executive Vice President, Secretary and Treasurer	55	1987

Kenneth L. Coleman	Retired Senior Vice President, Silicon Graphics, Inc.	61	1997

Bernard J. Fischbach	Attorney	58	1987

Robert H. Groman	Attorney	61	1989

James Scibelli	President, Roberts & Green, Inc.	53	1993

Michael Tannen	Chief Executive Officer and President, Tannen Media Ventures, Inc.	63	1989

BIOGRAPHIES

Gregory E. Fischbach, a founder of our Company, served as our President from our formation until October 1996 and then again from January 1999 through December 2001. Mr. Fischbach also served as our Chief Executive Officer from our formation through June 1, 2003. Mr. Fischbach has been a member of our Board of Directors since 1987 and our Co-Chairman of our Board of Directors since March 1989. Mr. Fischbach remains as Co-Chairman of our Board of Directors.

James R. Scoroposki, a founder of our Company, has been our Senior Executive Vice President since December 1993, a member of our Board of Directors since 1987, Co-Chairman of our Board of Directors since March 1989 and our Secretary and Treasurer since our formation. Mr. Scoroposki was also our Chief Financial Officer from April 1988 to May 1990, Executive Vice President from our formation to November 1993 and acting Chief Financial and Accounting Officer from November 1997 to August 1999. Since December 1979, he has also been the President and sole shareholder of Jaymar Marketing Inc., a sales representative organization. See “Certain Relationships and Related Transactions.”

Kenneth L. Coleman has been a member of the Board of Directors since July 1997. Until his retirement in June of 2001, Mr. Coleman was Executive Vice President of Global Sales, Service and Marketing for Silicon Graphics, Inc. (SGI), a $2.3 billion computer systems company. In his 14-year career at SGI, Mr. Coleman held several senior management positions including Senior Vice President of Global Services and Senior Vice President of Administration and Business Development. Since 2002, Mr. Coleman was the founder of ITM Software and serves as its Chairman and CEO. Since January 1998, Mr. Coleman has served as a director of MIPS Technologies, Inc., a licensor of microprocessor architecture, in Mountain View, California. Since 2001, he has served as a director of United Online, Inc. a provider of value-priced Internet access through its NetZero, Juno and BlueLight Internet consumer brands, in Westlake Village, California. Since 2003, he served as a director of City National Bank, which provides banking, trust and investment services in Southern California, the San Francisco Bay Area and New York City.

Bernard J. Fischbach has been a member of our Board of Directors since 1987 and has, for more than the preceding five years, been a partner in the law firm of Fischbach, Perlstein & Lieberman LLP (and its predecessor firms) in Los Angeles, California.

Robert H. Groman has been a member of our Board of Directors since 1989 and has, for more than the preceding five years, been a partner in the law firm of Groman, Ross & Tisman, P.C. (and its predecessor firms) in Long Island, New York. See “Certain Relationships and Related Transactions.”

James Scibelli has been a member of our Board of Directors since 1993 and has, since March 1986, served as president of Roberts & Green, Inc., a New York financial consulting firm offering a variety of financial and investment consulting services. Mr. Scibelli is also a member of RG Securities LLC, a licensed broker-dealer in New York. See “Certain Relationships and Related Transactions.”

Michael Tannen has been a member of out Board of Directors since 1989 and has, for more than the preceding five years been the Managing Partner of Tannen Media Investment Fund LLC, an investment company specializing in early stage investments in media, entertainment and telecommunications companies. Acting on his own and through Tannen Media Ventures, Inc., a media investment company, he has been a business advisor, consultant and producer representing various media companies.

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth certain information concerning our named executive officers (other than Messrs. Fischbach and Scoroposki):

Rodney Cousens, 52, Rodney Cousens was appointed our President and Chief Executive Officer in June of 2003. Prior to that time, Mr. Cousens has held positions within the Company of Chief Operating Officer and President of the Company since January of 2003, President and Chief Operating Officer—International of Acclaim Europe, since October 1996. Additionally, from June 1994 to October 1996, Mr. Cousens held the position of President of Acclaim Europe, and from March 1991 to June 1994, Mr. Cousens held the position of Vice President of Acclaim Europe. Mr. Cousens first became an executive officer of the Company in August 1998.

Gerard F. Agoglia, 52, became an executive officer of Acclaim in August 2000, when he joined Acclaim as Executive Vice President and Chief Financial Officer. Formerly, Mr. Agoglia was Senior Vice President, Chief Financial Officer of Lantis Eyewear Corporation, responsible for strategic initiatives including several successful acquisitions. Prior to such time, Mr. Agoglia served as Corporate Controller of Calvin Klein, Inc. Mr. Agoglia has over 20 years of corporate financial management experience in the apparel and accessories industries. Mr. Agoglia is a Certified Public Accountant and has a Masters of Business Administration degree.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

The following table summarizes all plan and non-plan compensation awarded to, earned by or paid to (i) our Chief Executive Officer and (ii) our most highly paid executive officers, other than our Chief Executive Officer, who in each case were serving as executive officers during and at the end of the last completed fiscal year ended March 31, 2003 (together, the “Named Executive Officers”). Please note that during our 2003 fiscal year, we changed our fiscal year end from August 31 to March 31. Accordingly, the compensation amounts contained in this table reflect the seven month period from September 1 to March 31 for fiscal 2003. In each case, the compensation was for the services rendered in all capacities to Acclaim and its subsidiaries for each of Acclaim’s last four fiscal years:

Name and Principal Position	Year	Salary	Bonus	No. of Securities Underlying Options	All Other Compensation*
Gregory E. Fischbach	2003	$452,083	—	—	27,553	(5)
Co-Chairman	2002	775,000	—	200,000	56,247
	2001	775,000	497,633	—	54,804
	2000	775,000	—	100,000	51,758

James R. Scoroposki	2003	291,667	—	—	21,133	(5)
Co-Chairman, Senior Executive	2002	500,000	—	200,000	35,272
Vice President, Secretary and Treasurer	2001	500,000	421,074	—	34,332
	2000	500,000	—	100,000	12,256

Name and Principal Position	Year	Salary		Bonus		No. of Securities Underlying Options	All Other Compensation*
Rodney Cousens	2003	410,121	(1)	800,000		400,000	95,292	(2)
President and Chief Executive Officer	2002	674,064	(1)	492,770	(3)	175,000	154,027	(2)
	2001	643,210	(1)	215,550		300,000	146,075	(2)
	2000	628,400	(1)	—		50,000	144,825	(2)

Gerard F. Agoglia(4)	2003	216,417		—		425,000	7,000
Executive Vice President and	2002	371,000		120,000		135,000	12,000
Chief Financial Officer	2001	350,000		87,500		100,000	12,000
	2000	—	(4)	137,500	(4)	250,000	—

*	Includes dollar values of insurance premiums paid by Acclaim during the fiscal year with respect to term life insurance for the benefit of the Named Executive Officers.

(1)	Of such amount $132,299 in Fiscal 2003, $217,443 in fiscal 2002, $207,490 in fiscal 2001 and $176,302 in fiscal 2000 represents a contribution by Acclaim to the Acclaim Entertainment Employee Benefits Trust (the “Trust”), which was established for the benefit of the employees at AEL. The Trust is directed by a trustee who has the sole discretion to deliver all payments made into the Trust to one or more employees of AEL. Acclaim may request, but does not have the power to direct the Trust to deliver payments to any particular employee. Acclaim has delivered a letter to the trustee requesting that payment of the indicated amount be made to Mr. Cousens. The trustee may choose the method of payment and may not necessarily comply with Acclaim’s request. No individual employee of AEL has any entitlement to amounts held by the Trust until the trustee designates a payment to an individual employee. At this time, no such payments have been designated by the trustee to any employee of AEL.

(2)	Of such amount, $60,565 in Fiscal 2003, $99,543 in fiscal 2002 and $94,987 in fiscal 2001 represent contributions made by Acclaim on behalf of Mr. Cousens under a statutory U.K. pension plan.

(3)	Such amount was paid to the Trust. See footnote 1 above.

(4)	The named executive officer was appointed an executive officer of Acclaim in August 2000 when he joined us as Executive Vice President and Chief Financial Officer. During fiscal 2000, Mr. Agoglia’s compensation consisted of $50,000 representing a signing bonus, and $87,500 representing one-half of his guaranteed bonus. No salary was earned by or paid to Mr. Agoglia in fiscal 2000 as he commenced employment with us on August 28, 2000. See “Employment Contracts, Termination or Employment and Change in Control Arrangements.”

(5)	In accordance with Item 402(a) of Regulation S-K, please refer to Proposal 3 for additional information on other compensatory matters.

No other annual compensation, other compensation, stock appreciation rights or long-term incentive plan awards (all as defined in the proxy regulations promulgated by the Securities and Exchange Commission) were awarded to, earned by, or paid to the Named Executive Officers during any of Acclaim’s last four fiscal years.

Option Grants in Last Fiscal Year

The following table sets forth information with respect to grants of options to purchase shares of common stock pursuant to the 1998 Plan to our Named Executive Officers during fiscal year 2003:

	Individual Grants Number of Securities Underlying Options Granted		Percentage of Total Options Granted to Employees in Fiscal Year	Per Share Exercise Price	Market Price on the Date of Grant		Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
								5%	10%
Gregory E. Fischbach	—		0%	$—	—		—	$—	$—
James R. Scoroposki	—		0%	—	—		—	—	—
Rodney Cousens	400,000	(1)	9.20%	0.43	0.49	(5)	03/17/13	80,708	231,224
Gerard F. Agoglia	150,000	(2)	3.45%	1.19	1.19		03/03/12	—	—
	275,000	(4)	6.32%	0.43	0.49	(5)	03/17/13	55,486	158,966

(1)	Options to purchase 400,000 shares of common stock were granted to Mr. Cousens under the 1998 Plan in March 2003. Such options are currently exercisable in full.

(2)	An option to purchase 150,000 shares of common stock was granted to Mr. Agoglia under the 1998 Plan in November 2002. Such options become exercisable in three installments, with the first installment occurring six months after the date of grant and then the other two installments becoming exercisable on the second and third anniversaries of the date of the grant.

(3)	These figures were calculated assuming the price of the common stock increased from $0.39 per share (the closing sale price of a share of our common stock on March 31, 2003) at compound rates of 5% and 10% per year for ten years.

(4)	An option to purchase 275,000 shares on common stock was granted to Mr. Agoglia under the 1998 Plan in March of 2003. Such options are currently exercisable in full.

(5)	These options were granted at an exercise price of 85% of the closing price of our common stock on the date of the option grant.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND

FISCAL YEAR-END OPTION VALUES

The following table sets forth information with respect to each exercise of stock options during fiscal 2003 by our named executive officers and the value as of March 31, 2003 of unexercised stock options held by our named executive officers:

	Number Shares Acquired on Exercise	Value Realized	No. of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End*
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Gregory E. Fischbach	—	$—	800,000	200,000	$—	$—
James R. Scoroposki	—	—	800,000	200,000	—	—
Rodney Cousens	—	—	1,450,834	316,666	—	—
Gerard F. Agoglia	—	—	506,333	390,000	—	—

* Fair market value of securities underlying the options at fiscal year end minus the exercise price of the options.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND

CHANGE-IN-CONTROL ARRANGEMENTS

Acclaim has employment agreements with each of Gregory E. Fischbach and James R. Scoroposki, for terms due to expire in August 2003. The Company’s Board of Directors approved and each of them have agreed to an extension of the term of these agreements for a period of two (2) years from the expiration date (i.e. August 2005).

The agreements with Messrs. G. Fischbach and Scoroposki provide for annual base salaries of $775,000 and $500,000, respectively, for the term of the agreements. In addition, each of the agreements provides for annual bonus payments to Mr. G. Fischbach in an amount equal to 3.25%, and to Mr. Scoroposki in an amount equal to 2.75%, of the Company’s net pre-tax profits for each fiscal year. The agreement with Mr. Scoroposki specifically allows him to devote that amount of his business time to the business of a sales representative organization controlled by him as does not interfere with the services to be rendered by him to Acclaim. The sales representative organization under his control has officers and employees who oversee its operations. Mr. Scoroposki attends board meetings of such organization but has no active involvement in its day-to-day operations. See

“Certain Relationships and Related Transactions.” Under the agreements, Acclaim provides each of Messrs. Fischbach and Scoroposki with $2 million term life insurance and disability insurance.

If the employment agreement of either of Messrs. G. Fischbach or Scoroposki is terminated within one year after the occurrence of a change in control of the Company (other than a termination for cause) or if either of Messrs. G. Fischbach or Scoroposki terminates his employment agreement upon the occurrence of both a change in control of the Company and a change in the circumstances of his employment, he would be entitled to receive severance benefits in an amount equal to the total of (i) three years’ base salary and (ii) three times the largest bonus paid to him for the three fiscal years immediately preceding any such termination of his employment.

Each of the agreements with Messrs. G. Fischbach and Scoroposki provides that, in the event of a change in control of the Company and a change in the circumstances of his employment, all options previously granted to each of them shall vest and become immediately exercisable and Acclaim has agreed to indemnify each of them against any excise taxes imposed on such executive by section 4999(a) of the Internal Revenue Code of 1986, as amended, including all applicable taxes on such indemnification payment.

In addition, at the end of their respective terms, if the agreements with each of Messrs. G. Fischbach and Scoroposki are not renewed on substantially similar terms, the executive would be entitled to receive severance benefits in an amount equal to the total cash compensation paid to him during the 12-month period immediately preceding such termination of his employment.

AEL has an employment agreement with Rodney Cousens providing for Mr. Cousens’ employment as AEL’s President and Chief Operating Executive. Pursuant to Mr. Cousens’ agreement, AEL or Mr. Cousens may terminate the agreement by giving the other not less than six months’ prior written notice after January 2002, unless terminated earlier by AEL for cause. The agreement with Mr. Cousens provides for an annual base salary of UK£366,000 for the term of the agreement, subject to annual increases of not less than 10%. The Company is currently revising Mr. Cousens’ employment agreement to reflect his new role with the Company as Chief Executive Officer and President.

If Mr. Cousens’ employment is terminated (other than a termination for cause) within one year after the occurrence of a change in control of the Company or if Mr. Cousens terminates his employment agreement upon the occurrence of both a change in control of the Company and a change in the circumstances of his employment, he would be entitled to receive severance benefits in an amount equal to the total of (i) three years’ base salary and (ii) three times the largest bonus paid to him for the three fiscal years immediately preceding any such termination of his employment.

In the event Mr. Cousens’ employment is terminated by him after the occurrence of a change in control of the Company and a change in the circumstances of his employment, all options previously granted to Mr. Cousens shall vest and become immediately exercisable.

In January 2003, the employment agreement between the Company and Edmond Sanctis, the Company’s then President of its North American Operations, was terminated. In connection with this employment agreement, we had loaned Mr. Sanctis $300,000 under a promissory note for the purpose of purchasing a new residence. The promissory note bore interest at a rate of 6.00% per annum, which was due by December 31st of each year the promissory note remained outstanding. In January 2003, in connection with terminating the employment agreement, we forgave the unpaid principal balance of the note and the related accrued interest thereon of $302,000. Furthermore, at the time of terminating the employment agreement, we entered into a termination and release agreement that provides for, among other things, the continuation of Mr. Sanctis’ salary and benefits for a period of one (1) year from the date of the termination of his employment.

In February 2003, the employment agreement between the Company and John Ma, the Company’s then head of Strategic Planning, was terminated. At that time, we entered into a termination and release agreement with Mr. Ma that provides for, among other things, the continuation of Mr. Ma’s salary and benefits for a period of one (1) year from date of termination.

Acclaim has entered into a new employment agreement with Gerard F. Agoglia providing for Mr. Agoglia’s continued employment as Executive Vice President and Chief Financial Officer for a term expiring in June 2006 (but which renews annually without written notice by the Company or Mr. Agoglia, as the case may be). The agreement with Mr. Agoglia provides for an annual base salary of $371,000 for the term of the agreement. In addition, the agreement provides for annual bonuses in an amount up to 100% of Mr. Agoglia’s then base salary subject to the achievement by Acclaim and Mr. Agoglia of certain financial goals established by Acclaim.

If Mr. Agoglia’s employment is terminated (i) by him after the occurrence of a change in control of the Company and within one year thereafter there is a change in the circumstances of his employment, (ii) by him if Acclaim breaches a material term of the agreement, or (iii) by Acclaim other than for cause, Mr. Agoglia would be entitled to receive severance benefits in an amount equal to one year’s base salary, as well as any unpaid salary or benefits accrued through the date of termination. In addition, if Mr. Agoglia’s employment is terminated for one of the reasons set forth above, options previously granted to him would become immediately vested and exercisable for a period of 180 days from termination.

Each of the employment agreements described above prohibits disclosure of proprietary and confidential information regarding Acclaim (including AEL in the case of Mr. Cousens) and its business to anyone outside Acclaim both during and subsequent to employment. In addition, the employees agree, for the duration of their employment with Acclaim and for one year thereafter, not to engage in any competitive business activity (in the case of Mr. Cousens, for three months thereafter), nor to persuade or attempt to persuade any customer, software developer, licensor, employee or other party with whom Acclaim has a business relationship to sever its ties with the Company or reduce the extent of its relationship with Acclaim (in the case of Mr. Cousens, for six months thereafter).

Item 12. Security Ownership of Certain Beneficial Owners and Management.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

The following table sets forth certain information as of June 9, 2003 (except as otherwise indicated) with respect to the number of shares of common stock beneficially owned by each person who is known to the Company to be a beneficial owner of more than 5% of the common stock, the number of shares of common stock beneficially owned by each director and nominee for director of the Company, each Named Executive Officer of the Company, and all current executive officers and directors of the Company as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder.

Name and Address of Beneficial Owner	Amount Beneficially Owned(1)		Percent of Common Stock Outstanding

Directors and Executive Officers:
Gregory E. Fischbach One Acclaim Plaza Glen Cove, NY 11542	11,726,402	(2)(13)	10.1%

James R. Scoroposki One Acclaim Plaza Glen Cove, NY 11542	11,887,894	(3)(13)	10.3%

Rodney Cousens 112-120 Brompton Road London, England SW3 1JJ	1,686,335	(4)	1.5%

Gerard F. Agoglia 135 Meadowview Drive Trumbull, CT 06611	589,666	(5)	*

Kenneth L. Coleman 2011 North Shoreline Blvd. Mountain View, CA 94043	103,750	(6)	*

Bernard J. Fischbach 1875 Century Park East, Suite 850 Los Angeles, CA 90067	693,776	(7)	*

Robert Groman 196 Peachtree Lane Roslyn Heights, NY 11577	263,750	(8)	*

James Scibelli One Hollow Lane, Suite 208 Lake Success, NY 11042	170,000	(9)	*

Michael Tannen 90 Riverside Drive, Apt. 5B New York, NY 10024	14,750	(10)	*

All current executive officers and directors as a group (9 persons)	26,835,219	(11)	22.1%

5% Stockholders:
Mellon Financial Corporation One Mellon Bank Center Pittsburgh, PA 15258	6,584,534	(12)	5.8%

*	Less than 1% of class.

(1)	Includes shares issuable upon the exercise of warrants and options which are exercisable within the next 60 days.

(2)	Includes 2,616,667 shares issuable upon the exercise of warrants and options, 72,552 shares held as co-trustee of trusts for the benefit of Mr. Scoroposki’s children and 156,276 shares held by Mr. G. Fischbach in trust for the benefit of his children. Shares held in trust are only included once in the computation of shares beneficially owned by current executive officers and directors as a group.

(3)	Includes 2,616,667 shares issuable upon the exercise of warrants and options, 156,276 shares held as co-trustee of trusts for the benefit of Mr. G. Fischbach’s children and 72,552 shares held by Mr. Scoroposki in trust for the benefit of his children. Shares held in trust are only included once in the computation of shares beneficially owned by current executive officers and directors as a group.

(4)	Includes 1,550,834 shares issuable upon the exercise of options.

(5)	Includes 589,666 shares issuable upon the exercise of options

(6)	Includes 93,750 shares issuable upon the exercise of options.

(7)	Represents 537,500 shares issuable upon the exercise of options and 156,276 shares held as co-trustee of trusts for the benefit of Mr. G. Fischbach’s children. Shares held in trust are only included once in the computation of shares beneficially owned by current executive officers and directors as a group.

(8)	Represents shares issuable upon the exercise of options.

(9)	Represents shares issuable upon the exercise of warrants and options.

(10)	Includes 14,750 shares issuable upon the exercise of options.

(11)	Includes 8,582,584 shares issuable upon the exercise of warrants and options. Shares held in trust are only included once in the computation of shares beneficially owned by current executive officers and directors as a group.

(12)	Information in respect of the beneficial ownership of Mellon Financial Corporation and its affiliates and subsidiaries has been derived from its schedule 13G, dated January 14, 2003, filed on its behalf with the Securities and Exchange Commission.

(13)	These shares are being counted for purposes of calculating beneficial ownership, however, such shares can not be voted until such time as stockholder ratification of the issuance has been obtained.

Item 13. Certain Relationships and Related Transactions.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 31, 2003, our primary lender and we amended our North American credit agreement to allow for supplemental discretionary loans of up to $11.0 million through May 31, 2003, which thereafter is reduced to $5.0 million through September 29, 2003 above the standard formula for short-term funding. On September 30, 2003, we are required to repay any amounts owed above the standard formula. As a condition for the amendment, Gregory Fischbach and James Scoroposki (the “Affiliates”) pledged an aggregate cash deposit of $2.0 million with our primary lender in order to provide a limited guarantee of our obligations. Our primary lender will return the cash deposit provided by the Affiliates within five days following our timely repayment of the supplemental discretionary loans. As consideration to the Affiliates for making the deposit, and based upon the advice of, and a fairness opinion obtained from an independent financial advisor, on March 31, 2003, the Audit Committee approved and the Board of Directors authorized the issuance to each Affiliate 2,000,000 shares of our common stock with an aggregate market value of $1,560,000 and a warrant to purchase 500,000 shares of our common stock at an exercise price of $0.50 per share. In addition, we have entered into an agreement with each of the Affiliates which stipulates that in the event the deposit is applied by our primary lender to our outstanding supplemental loan obligations and not returned to the Affiliates, we will either repay such amount to the Affiliates or offset such amount, to the extent permitted by applicable law, against the balance of any net amounts due to us by the Affiliates.

Mr. James Scoroposki, one of our officers, director and principal, is the sole stockholder, a director and president of a sales representative organization selling interactive entertainment software. Such sales representative organization acts as one of our sales representatives, receives commissions from us with respect to interactive entertainment software sold by us and will continue to do so during fiscal 2004. For the fiscal year ended March 31, 2003, the commissions incurred by us to such sales representative organization amounted to $278,939. The agreement between us and such sales representative organization are on terms that are at least as favorable to us as we could have obtained from unaffiliated third parties. We have been advised by Mr. Scoroposki that the sales representative organization derives most of its revenue from parties other than us.

The firm of Fischbach, Perlstein & Lieberman LLP, of which Bernard J. Fischbach, one of our directors, is a partner, performs legal services for us and will continue to do so for fiscal 2004. For the fiscal year ended March 31, 2003, fees incurred by us for said services amounted to $527,933.

In March 2001, our lead lender entered into participation agreements with certain investors under and pursuant to the terms of the revolving credit and security agreement between Acclaim and the lender. Following the participation, the lender advanced $9.5 million to Acclaim pursuant to the revolving credit and security agreement for working capital purposes. As an inducement to the investors to effect the participation, Acclaim issued to the investors five-year warrants to purchase up to an aggregate of 2,375,000 shares of common stock of exercisable at an initial price of $1.25 per share. Separate entities owned by each of Gregory Fischbach and James Scoroposki, officers and directors of the Company, received warrants to purchase 625,000 shares of our common stock of in connection with the pro rata allocation of their $2.5 million investment in the participation. James Scibelli, one of our four Directors, received warrants to purchase 125,000 shares of common stock in connection with the pro rata allocation of his $500,000 investment in the participation.

In October 2001, we issued a total of 1,125,000 shares of our common stock to two of our executive officers when they exercised their warrants with an exercise price of $3.00 per share. For the shares we issued, we received cash of $23,000 for their par value and two promissory notes totaling $3,352,000 for the unpaid portion of the exercise price of the warrants. The principal amount and accrued interest are due and payable on the earlier of (i) August 31, 2003 and (ii) to the extent of the proceeds of any warrant share sale, the third business day following the date upon which the respective executive sells any or all of the warrant shares. The terms and provisions of the notes will not be materially modified or amended, nor will the term be extended or renewed. The notes provide us full recourse against the officers’ assets. The notes bear interest at our primary lender’s prime rate plus 1.50% per annum. In May and June of 2003, each of our executive officers pre-paid all of the interest and a portion of the principal of these promissory notes.

In July 2001, we issued a total of 1,500,000 shares of our common stock to two of our executive officers when they exercised their warrants with an exercise price of $2.42 per share. For the shares issued, we received cash of $30,000 for their par value and two promissory notes totaling $3,595,000 for the unpaid portion of the exercise price of the warrants. The principal amount and accrued interest are due and payable on the earlier of (i) August 31, 2003 and (ii) to the extent of the proceeds of any warrant share sale, the third business day following the date upon which the respective executive sells any or all of the warrant shares. The terms and provisions of the notes will not be materially modified or amended, nor will the term be extended or renewed. The notes provide us full recourse against the officers’ assets. The notes bear interest at our primary lender’s prime rate plus 1.50% per annum. In May and June of 2003, each of our executive officers pre-paid these promissory notes in full, including all principal and interest thereon.

In October 2001, Acclaim issued to each of Gregory Fischbach and James Scoroposki a warrant to purchase 625,000 shares of our common stock at an exercise price of $2.88 per share, in consideration for Messrs. G. Fischbach and Scoroposki personally pledging to Acclaim’s primary lender shares of their common stock valued at $5 million in the aggregate to partially secure an overadvance to the Company under our revolving credit and security agreement with our primary lender. The warrants may be exercised at any time until April 2, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCLAIM ENTERTAINMENT, INC.

August 11, 2003

By:	/s/ GERARD F. AGOGLIA
Gerard F. Agoglia Executive Vice President and Chief Financial Officer (principal financial and accounting officer)