Form 10-Q
period 2003-06-29
ACCLAIM ENTERTAINMENT INC
filed 2003-08-18
CIK 804888

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of July 31, 2003, 113,084,491 shares of common stock of the registrant were issued and outstanding.

ACCLAIM ENTERTAINMENT, INC.

FORM 10-Q QUARTERLY REPORT

1

PART I

Item 1.     Consolidated financial statements

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 29, 2003	March 31, 2003
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,165	$4,495
Accounts receivable, net	12,064	24,303
Other receivables	2,745	3,360
Inventories	5,800	7,711
Prepaid expenses and other current assets	5,880	7,076
Capitalized software development costs, net	2,925	6,944
Building held for sale	5,754	5,424

Total Current Assets	37,333	59,313
Fixed assets, net	18,539	19,731
Other assets	567	893

Total Assets	$56,439	$79,937

Liabilities and Stockholders' Deficit
Current Liabilities
Short-term borrowings	$16,465	$30,799
Trade accounts payable	26,783	28,477
Accrued expenses	25,350	28,751
Accrued selling expenses	26,242	26,649
Accrued stock-based expenses	4,290	—
Accrued restructuring charges	1,383	2,299
Mortgage payable	4,945	4,600
Income taxes payable	1,275	1,234

Total Current Liabilities	106,733	122,809
Long-Term Liabilities
Long-term debt	666	632
Other long-term liabilities	2,654	2,654

Total Liabilities	110,053	126,095

Stockholders' Deficit
Preferred stock, $0.01 par value; 1,000 shares authorized; none issued	—	—
Common stock, $0.02 par value; 200,000 shares authorized; 109,084 and 96,621 shares issued and outstanding	2,181	1,932
Additional paid-in capital	324,134	313,616
Accumulated deficit	(377,960)	(359,911)
Accumulated other comprehensive loss	(1,969)	(1,795)

Total Stockholders' Deficit	(53,614)	(46,158)

Total Liabilities and Stockholders' Deficit	$56,439	$79,937

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended
	June 29, 2003	June 2, 2002
Net revenue	$33,070	$62,863
Cost of revenue	19,905	26,691

Gross profit	13,165	36,172

Operating expenses
Marketing and selling	6,725	13,068
General and administrative (excluding stock-based compensation of $1,170 in fiscal 2004)	8,541	10,413
Research and development	11,325	9,367
Stock-based compensation	1,170	—

Total operating expenses	27,761	32,848

(Loss) earnings from operations	(14,596)	3,324

Other income (expense)
Interest expense, net	(1,046)	(974)
Non-cash financing expense	(1,960)	(193)
Other (expense) income	(447)	403

Total other expense	(3,453)	(764)

(Loss) earnings before income taxes	(18,049)	2,560
Income tax provision	—	25

Net (loss) earnings	$(18,049)	$2,535

Net (loss) earnings per share data:
Basic	$(0.19)	$0.03

Diluted	$(0.19)	$0.03

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands)

	Preferred Stock Issued	Common Stock Issued		Additional Paid-In Capital	Notes Receivable
		Shares	Amount
Balance at August 31, 2002	—	92,471	$1,849	$318,405	$(6,947)
Net loss	—	—	—	—	—
Exercise of stock options and warrants	—	10	—	11	—
Issuance of common stock under employee stock purchase plan	—	140	3	118	—
Issuance of common stock to executive officers for providing collateral for credit agreement	—	4,000	80	1,480	—
Warrants issued to executive officers for providing collateral for credit agreement	—	—	—	305	—
Warrant modification charges in connection with common stock issuance to executive officers	—	—	—	165	—
Stock option compensation	—	—	—	79	—
Foreign currency translation gain	—	—	—	—	—

Balance at March 31, 2003	—	96,621	1,932	320,563	(6,947)
Net loss	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	80	1	56	—
Issuance of common stock in private placement, net	—	16,383	328	7,986	—
Reclassification of common stock issuance to accrued stock-based expenses	—	(4,000)	(80)	(1,480)	—
Payment of notes receivable due from executive officers	—	—	—	—	3,956
Foreign currency translation loss	—	—	—	—	—
Balance at June 29, 2003	$—	109,084	$2,181	$327,125	$(2,991)

*	Amounts as of and for the three months ended June 29, 2003 are unaudited.

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)—(Continued)

(In thousands)

	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Income (loss)
Balance at August 31, 2002	(292,106)	$(1,846)	$19,355
Net loss	(67,805)	—	(67,805)	(67,805)
Exercise of stock options and warrants	—	—	11	—
Issuance of common stock under employee stock purchase plan	—	—	121	—
Issuance of common stock to executive officers for providing collateral for credit agreement	—	—	1,560	—
Warrants issued to executive officers for providing collateral for credit agreement	—	—	305	—
Warrant modification charges in connection with common stock issuance to executive officers	—	—	165	—
Stock option compensation	—	—	79	—
Foreign currency translation gain	—	51	51	51

Balance at March 31, 2003	(359,911)	(1,795)	(46,158)	$(67,754)

Net loss	(18,049)	—	(18,049)	(18,049)
Issuance of common stock under employee stock purchase plan	—	—	57
Issuance of common stock in private placement, net	—	—	8,314
Reclassification of common stock issuance to accrued stock-based expenses	—	—	(1,560)
Payment of notes receivable due from executive officers	—	—	3,956
Foreign currency translation loss	—	(174)	(174)	(174)

Balance at June 29, 2003	$(377,960)	$(1,969)	$(53,614)	$(18,223)

*	Amounts as of and for the three months ended June 29, 2003 are unaudited.

See notes to consolidated financial statements

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	June 29, 2003	June 2, 2002
	(Unaudited)
Cash flows from operating activities:
Net (loss) earnings	$(18,049)	$2,535
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization	1,520	2,206
Non-cash financing expense	1,960	193
Provision for price concessions and returns, net	7,811	9,741
Amortization of capitalized software development costs	4,462	1,405
Write-off of capitalized software development costs	177	—
Non-cash compensation expense	1,170	—
Gain from recovery of paid royalties	(531)	—
Gain on fixed assets disposals	(49)	—
Other non-cash items	18	5
Change in operating assets and liabilities:
Accounts receivable	6,119	(6,507)
Other receivables	1,441	(1,277)
Other assets	100	—
Inventories	2,133	2,520
Prepaid expenses	(359)	(1,689)
Capitalized software development costs	(519)	(6,818)
Accounts payable	(2,295)	1,994
Accrued expenses	(5,242)	(7,986)
Income taxes payable	(55)	(14)
Other long-term liabilities	—	(91)

Net cash used in operating activities	(188)	(3,783)

Cash flows from investing activities:
Acquisition of fixed assets	(106)	(1,956)
Proceeds from disposal of fixed assets	81	1
Other assets	18	10

Net cash used in investing activities	(7)	(1,945)

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Three Months Ended
	June 29, 2003	June 2, 2002
	(Unaudited)
Cash flows from financing activities:
Repayment of promissory notes	(201)	—
Payment of mortgages	—	(293)
Proceeds from payment of notes receivable	3,956	—
(Payment of) proceeds from short-term bank loans, net	(14,330)	3,009
Proceeds from exercises of stock options and warrants	—	1,483
Payment of obligations under capital leases	(233)	(109)
Payment of private placement fees	—	(1,715)
Proceeds from issuances of common stock, net	8,314	—
Proceeds from issuance of common stock under employee stock purchase plan	57	—

Net cash (used in) provided by financing activities	(2,437)	2,375

Effect of exchange rate changes on cash	302	(38)

Net decrease in cash and cash equivalents	(2,330)	(3,391)

Cash and cash equivalents: beginning of period	4,495	44,095

Cash and cash equivalents: end of period	$2,165	$40,704

Supplemental schedule of non-cash financing activities:
Acquisition of equipment under capital leases	$197	$—
Cash paid during the period for:
Interest	$1,139	$1,222
Income taxes	$34	$526

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

1.    BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A.    Basis of Presentation

The accompanying consolidated financial statements include the accounts of Acclaim Entertainment, Inc. and its wholly owned subsidiaries (collectively, “We” or “Acclaim”). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included in the accompanying consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto, which are included in our Annual Report on Form 10-KT as of and for the seven months ended March 31, 2003 (Fiscal 2003), and other filings with the Securities and Exchange Commission.

B.    Change in Fiscal Year

In January 2003, our Board of Directors approved a plan to change our fiscal year end from August 31 to March 31. Our new fiscal year commenced on April 1, 2003 and will end on March 31, 2004. Our quarterly closing dates will occur on the Sunday closest to the last day of the calendar quarter, which encompasses the following quarter ending dates for fiscal 2004.

Quarter	Quarter End Date
First	June 29, 2003
Second	September 28, 2003
Third	December 28, 2003
Fourth	March 31, 2004

The accompanying consolidated financial statements include our results of operations for the three month period ended June 29, 2003, our first quarter of fiscal 2004, and the most comparable reported quarter of the prior year, the three month quarter ended June 2, 2002. We have presented the quarter ended June 2, 2002 as a prior year comparative to the current year quarter because the seasonal factors affecting both periods are similar, the data is comparable and recasting our prior year results of operations and related supporting schedules would not have been practicable nor cost justified.

C.    Business and Liquidity

We develop, publish, distribute and market video and computer game software for interactive entertainment consoles and, to a lesser extent, personal computers. We internally develop our software products through our five software development studios located in the United States and the United Kingdom. Additionally, we contract with independent software developers to create software products for us.

Through our subsidiaries in North America, the United Kingdom, Germany, France, Spain and Australia, we distribute our software products directly to retailers and other outlets, and we also utilize regional distributors in those areas and in the Pacific Rim to distribute software within those geographic areas. As an additional aspect of our business, we distribute software products which have been developed by third parties. A less significant aspect of our business is the development and publication of strategy guides relating to our software products and the issuance of certain “special edition” comic magazines to support some of our brands.

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As of March 31, 2003, our independent auditors’ report, as prepared by KPMG LLP and dated May 20, 2003, included an explanatory paragraph relating to the substantial doubt as to our ability to continue as a going concern due to working capital and stockholders’ deficits as of March 31, 2003 and the recurring

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

use of cash in operating activities. For the three months ended June 29, 2003 we had a net loss of $18,049 and used $188 of cash in operating activities. As of June 29, 2003, we had a stockholders’ deficit of $53,614, a working capital deficit of $69,400 and $2,165 of cash and cash equivalents. These factors have continued to raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and, based on management’s plans described below, have been prepared on a going concern basis.

Our short-term liquidity has been supplemented with borrowings under our North American and International credit facilities with our primary lender. To enhance our short-term liquidity, during fiscal 2003, we implemented targeted expense reductions through a business restructuring. In connection with the restructuring, we reduced our fixed and variable expenses, closed our Salt Lake City, Utah software development studio, redeployed various company assets, eliminated certain marginal software titles under development, reduced our staff and staff related expenses and lowered our overall marketing expenditures. Additionally, on March 31, 2003, our primary lender advanced to us a supplemental discretionary loan of up to $11,000 through May 31, 2003. In accordance with the terms of the amendment to our credit agreement that afforded us the supplemental discretionary loan, as of May 31, 2003, we repaid $6,000 of the supplemental discretionary loan. The remaining $5,000 of the supplemental discretionary loan will continue to be available to us through September 29, 2003. In June 2003, two of our executive officers prepaid a total of $3,956 of their outstanding loans that are due to us on August 31, 2003 and $828 of related accrued interest. Additionally, in June 2003, we completed a private placement of 16,383 shares of our common stock to a limited group of private investors, resulting in net proceeds to us of $8,314. Furthermore, to meet our liquidity needs, we have included a proposal in our forthcoming 2003 Proxy Statement seeking the authorization from our stockholders to issue securities in connection with our continuing efforts to raise additional financing from outside investors.

Our future liquidity will significantly depend in whole or in part on our ability to (1) obtain additional supplemental financing from outside investors, (2) timely develop and market new software products that meet or exceed our operating plans, and (3) realize long-term benefits from our implemented expense reductions, as well as (4) continue to enjoy the support of our primary lender and vendors. If we do not substantially achieve our overall projected revenue levels as reflected in our business operating plan, nor continue to realize additional benefits from the expense reductions we have implemented, and we are unable to obtain additional supplemental discretionary financing from our primary lender to fund operations, or obtain additional supplemental financing from outside investors, we will either need to make further significant expense reductions, including, without limitation, the sale of certain assets or the consolidation or closing of certain operations, staff reductions, and/or the delay, cancellation or reduction of certain product development and marketing programs. Additionally, some of these measures may require third party consents or approvals from our primary lender and others, and there can be no assurance that such consents or approvals can be obtained.

In the event that we do not meet or exceed our operating business plan and continue to derive significant expense savings from our implemented expense reductions, obtain additional financing from outside investors or, if our primary lender does not consent, based upon our existing collateral, to provide us supplemental financing during the second half of fiscal 2004, we cannot assure our stockholders that our future operating cash flows will be sufficient to meet our operating requirements, our debt service requirements or to repay our indebtedness at maturity, including without limitation, repayment of the remaining outstanding balance of the supplemental discretionary loan. If any of the preceding events were to occur, our operations and liquidity could be materially and adversely affected, we may be forced to seek legal relief from our debts or we may be forced to cease operations.

D.    Net Revenue

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

Allowances for price concessions and returns are reflected as a reduction of accounts receivable when we have agreed to grant credits to our customers; otherwise, they are reflected as an accrued liability. Our allowance for price concessions and returns, including both the accounts receivable and accrued liability components, is summarized below:

	June 29, 2003	March 31, 2003
Gross accounts receivable (please see note 2)	$27,379	$50,980

Allowances:
Accounts receivable allowance (please see note 2)	$15,315	$26,677
Accrued price concessions (please see note 10)	18,589	19,623
Accrued rebates (please see note 10)	3,746	2,010

Total allowances	$37,650	$48,310

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

E.    Interest Expense, Net

Interest expense, net is comprised of:

	Three Months Ended
	June 29, 2003	June 2, 2002
Interest income	$94	$226
Interest expense	(1,140)	(1,200)

	$(1,046)	$(974)

F.    Shipping and Handling Costs

We record shipping and handling costs as a component of general and administrative expenses. We do not invoice our customers for and have no revenue related to shipping and handling costs. These costs amounted to $1,060 for the three months ended June 29, 2003 and $1,150 for the three months ended June 2, 2002.

G.    Estimates

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

H.    Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, (SFAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure”, amending FASB Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement for the fiscal year ended March 31, 2003. The application of the disclosure portion of this standard has no impact on our consolidated financial position or results of operations. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in calendar 2004. We will continue to monitor their progress on the issuance of this standard as well as evaluate our position with respect to current guidelines.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The per share weighted average fair value of stock options granted was $0.51 during the three months ended June 29, 2003 and $1.67 during the three months ended June 2, 2002 on the dates of grant. We used the Black Scholes option-pricing model to calculate the fair values of the stock options we granted with the following weighted-average assumptions:

	Three Months Ended
	June 29, 2003	June 2, 2002
Expected dividend yield	0%	0%
Risk free interest rate	1.8%	4.0%
Expected stock volatility	128%	52%
Expected option life	3 yrs	3 yrs

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

	Three Months Ended
	June 29, 2003	June 2, 2002
Net (loss) earnings:
As reported	$(18,049)	$2,535
Add: Stock-based compensation expense included in net (loss) earnings (please see note 13A).	1,170	—
Deduct: Total stock-based employee compensation expense using fair value method.	(2,003)	(1,135)

Pro forma	$(18,882)	$1,400

Diluted net (loss) earnings per share:
As reported	$(0.19)	$0.03

Pro forma	$(0.19)	$0.01

I.    New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. This Statement applies to three types of freestanding financial instruments, other than outstanding shares. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or assets; a second type includes put options and forward purchase contracts that require or may require the issuer to buy back some of its shares in exchange for cash or other assets; the third type is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

SFAS No. 150 does not apply to features embedded in a financial instrument that are not a derivative in their entirety.

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For us, it will be implemented in our second quarter of fiscal 2004 by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of that period. Restatement is not permitted. The adoption of this Statement is not expected to have a material impact on our financial statements.

J.    Comprehensive Income (Loss)

Comprehensive income (loss) for the fiscal 2004 period is presented in the accompanying Consolidated Statement of Stockholders’ Equity (Deficit) and was ($18,223) for the three months ended June 29, 2003 and $2,264 for the three months ended June 2, 2002.

K.    Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.    ACCOUNTS RECEIVABLE

Accounts receivable are comprised of:

	June 29, 2003	March 31, 2003
Assigned receivables due from factor	$20,557	$42,704
Unfactored accounts receivable	6,822	8,276

	27,379	50,980
Allowance for price concessions and returns	(15,315)	(26,677)

	$12,064	$24,303

We and our primary lender are parties to a factoring agreement that expires on August 31, 2004. The factoring agreement provides for automatic renewals for additional one-year periods, unless terminated by either party upon 90 days’ prior notice. Under the factoring agreement, we assign to our primary lender and our primary lender purchases from us, our U.S. accounts receivable on the approximate dates that our accounts receivable are due from our customers. Our primary lender remits payments to us for the assigned U.S. accounts receivable that are within the financial parameters set forth in the factoring agreement. Those financial parameters include requirements that invoice amounts meet approved credit limits and that the customer does not dispute the invoices. The purchase price of our accounts receivable that we assign to the factor equals the invoiced amount, which is adjusted for any returns, discounts and other customer credits or allowances.

Before our primary lender purchases our U.S. accounts receivable and remits payment to us for the purchase price, it may, in its discretion, provide us cash advances under our North American credit agreement (please see note 13) taking into account the assigned receivables due from our customers, among other factors. As of June 29, 2003, our primary lender was advancing us 60% of the eligible receivables due from our retail customers. The factoring charge of 0.25% of assigned accounts receivable, with invoice payment terms of up to 60 days and an additional 0.125% for each additional 30 days or portion thereof, is recorded in interest expense. Additionally, our factor, utilizing an asset based borrowing formula, advances us cash equal to 50% of our inventory that is not in excess of 60 days old.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

3.    OTHER RECEIVABLES

Other receivables are comprised of:

	June 29, 2003	March 31, 2003
Foreign value added tax	$220	$—
Notes receivable and accrued interest due from officers (please see note 17)	335	1,469
Licensing fee recovery	1,945	1,415
Other	245	476

	$2,745	$3,360

We received payment of the licensing fee recovery of $1,945 in July 2003.

4.    INVENTORIES

Inventories are comprised of:

	June 29, 2003	March 31, 2003
Raw material and work-in-process	$78	$131
Finished goods	5,722	7,580

	$5,800	$7,711

5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of:

	June 29, 2003	March 31, 2003
Prepaid advertising costs	$231	$414
Prepaid insurance	2,403	3,122
Prepaid taxes	120	326
Royalty advances	160	754
Financing costs (please see note 13)	1,498	1,724
Other prepaid expenses	1,468	736

	$5,880	$7,076

6.    BUILDING HELD FOR SALE AND MORTGAGE PAYABLE

In March 2003, we committed ourselves to a plan to sell our building located in the United Kingdom. The building is not currently in use. As of June 29, 2003, the net carrying value of the building of $5,754, which was equal to its fair value as determined by an independent appraisal in fiscal 2003, was classified as a current asset and its associated mortgage payable of $4,945 was classified as a current liability, as we expect to sell the building within a year. We are required to make quarterly principal payments of $229 (£137.5) toward repayment of the mortgage pursuant to the associated U.K. secured credit facility. The U.K. bank charges us interest at 2.00% above LIBOR (5.68% as of June 29, 2003; 5.94% at March 31, 2003).

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

7.    FIXED ASSETS

Fixed assets are comprised of:

	June 29, 2003	March 31, 2003
Buildings and improvements	$20,160	$20,155
Furniture, fixtures and equipment	40,452	43,405
Automotive equipment	403	394

	61,015	63,954
Accumulated depreciation	(42,476)	(44,223)

	$18,539	$19,731

8.    OTHER ASSETS

Other assets are comprised of:

	June 29, 2003	March 31, 2003
Deferred financing costs	$137	$320
Deposits	430	473
Notes receivable due from officers (please see note 17)	—	100

	$567	$893

9.    ACCRUED EXPENSES

Accrued expenses are comprised of:

	June 29, 2003	March 31, 2003
Accrued advertising and marketing	$317	$300
Accrued consulting and professional fees	1,399	1,201
Accrued excise and other taxes	1,371	1,197
Accrued duty and freight	923	887
Accrued litigation	1,578	1,535
Accrued payroll	2,529	4,002
Accrued purchases	3,503	4,893
Accrued royalties payable and licensing obligations	10,859	12,188
Other accrued expenses	2,871	2,548

	$25,350	$28,751

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

10.    ACCRUED SELLING EXPENSES

Accrued selling expenses are comprised of:

	June 29, 2003	March 31, 2003
Accrued cooperative advertising	$2,025	$3,187
Accrued price concessions	18,589	19,623
Accrued sales commissions	1,882	1,829
Accrued rebates	3,746	2,010

	$26,242	$26,649

11.    ACCRUED STOCK-BASED EXPENSES

Accrued stock-based expenses is comprised of liabilities that are expected to be settled through the issuance of 5,500 shares of our common stock (4,000 shares to two executive officers and 1,500 shares to our newly appointed CEO), but which require stockholder approval prior to such issuances under NASD Rules. The Compensation Committee and the Board of Directors have approved the issuance of 1,500 common shares to an executive officer for his promotion to CEO in May 2003 and 4,000 common shares to two other executive officers in March 2003 (please see note 13A), but stockholder ratification of those issuances is required. Until our Annual Meeting of Stockholders, where our stockholders will vote on whether to approve these stock issuances, the liabilities associated with these issuances will fluctuate with the trading price of our common stock. The $1,170 fair market value, as of June 29, 2003, of the 1,500 common shares for our newly appointed CEO was recorded as stock-based compensation expense during the three months ended June 29, 2003.

12.    ACCRUED RESTRUCTURING CHARGES

In December 2002 and January 2003, we restructured our operations in order to lower our operating expenses and improve our operating cash flows. Under the plan, we closed our software development studio located in Salt Lake City, Utah, and reduced global administrative headcount. The studio closing was designed to achieve financial efficiencies through consolidation of all our domestic internal product development into one location. The closure of the development studio and reduction of our global administrative headcount reduced our overall headcount by approximately 100 employees and resulted in restructuring charges of $4,824 during fiscal 2003. The restructuring charges included accruals for employee termination costs, the write-off of certain fixed assets and leasehold improvements and the accrual of the development studio lease commitment, which is net of estimated sub-lease rental income. The development studio lease commitment expires in May 2007 and the employee severance agreements expire over various periods through April 2004.

No restructuring charges were incurred for the three months ended June 29, 2003 or June 2, 2002.

The following table presents the components of the change in the balance of accrued restructuring charges for the three months ended June 29, 2003:

(in thousands)
Beginning balance as of March 31, 2003	$2,299
Less: costs paid	(916)

Ending balance as of June 29, 2003	$1,383

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

13.    DEBT

Debt is comprised of:

	June 29, 2003	March 31, 2003
Short term debt:
Obligations under capital leases	682	736
Supplemental bank loan (A)	4,212	11,000
Advances from International factor (B)	1,535	4,110
Advances from North American factor (A) (please see note 2)	—	4,154
Bank participation advance (C)	9,500	9,500
Promissory notes (D)	536	737
Bank overdraft	—	562

	16,465	30,799
Long term debt:
Obligations under capital leases	666	632

	$17,131	$31,431

A.    North American Credit Agreement

Our primary lender and we are parties to a North American credit agreement, which expires on August 31, 2004. This agreement automatically renews for additional one-year periods, unless our primary lender or we terminate the agreement with 90 days’ prior notice. Under the agreement, our primary lender generally advances cash to us based on a borrowing formula that primarily takes into account the balance of our eligible U.S. receivables that the primary lender expects to purchase in the future, and to a lesser extent our finished goods inventory balances. Advances to us under the North American credit agreement bear interest at 1.50% per annum above our primary lender’s prime rate (5.94% as of June 29, 2003; 5.75% as of March 31, 2003). Borrowings that our primary lender may provide us in excess of an availability formula bear interest at 2.00% above our primary lender’s prime rate. Under the North American credit agreement, we may not borrow more than $30,000 or the amount calculated using the availability formula, whichever is less, unless our primary lender approves a supplemental discretionary loan. Our primary lender has secured all of our obligations under the North American credit agreement with substantially all of our assets. Under the terms of the North American credit agreement, we are required to maintain specified levels of working capital and tangible net worth, among other financial covenants. As of June 29, 2003 and March 31, 2003, we were not in compliance with respect to some of the financial covenants contained in the agreement and received waivers from our primary lender.

On March 31, 2003, our North American credit agreement was amended to allow for supplemental discretionary loans of up to $11,000 through May 31, 2003, which thereafter was reduced to $5,000 through September 29, 2003 above the standard formula for short-term funding. In accordance with the terms of the amended credit agreement that afforded us the supplemental discretionary loan, as of May 31, 2003, we repaid $6,000 of the supplemental discretionary loan. The remaining $5,000 of the supplemental discretionary loan will continue to be available to us through September 29, 2003. As a condition precedent to our primary lender entering into the amendment, two of our major shareholders, who are also executive officers, otherwise referred to as the Affiliates, pledged an aggregate cash deposit of $2,000 with our primary lender in order to provide a limited guarantee of our obligations. Our primary lender will return the cash deposit to the Affiliates within five days following our timely repayment of the supplemental discretionary loans which are due to be fully repaid on September 30, 2003. As consideration to the Affiliates for making the deposit, and based upon the advice of, and a

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

fairness opinion obtained from an independent financial advisor, on March 31, 2003, the Audit Committee approved and the Board of Directors authorized the issuance to each Affiliate of 2,000 shares of our common stock with an aggregate market value of $1,560 and a warrant to purchase 500 shares of our common stock at an exercise price of $0.50 per share with an aggregate fair value of $305. We have also entered into an agreement with the Affiliates which stipulates that in the event the deposit is applied by our primary lender to the repayment of the outstanding supplemental loan obligations and not returned to the Affiliates, we will either repay such amount to the Affiliates or apply the amount as an offset, to the extent permitted by applicable law, against the balance of any net amounts due to us by the Affiliates (please see note 17).

In June 2003, Nasdaq advised us that their then unpublished internal interpretation of NASD Marketplace Rule 4350(i)(1)(a) requires us to obtain stockholder ratification of the issuance of the shares to the Affiliates. Therefore, the issuance of the 4,000 common shares are subject to stockholder approval, as included in our forthcoming 2003 Proxy Statement, and variable accounting is being applied to the issuance. Nasdaq has subsequently published a proposed amendment to Marketplace Rule 4350(i)(1)(a) which addresses this issue. Since the common shares are now forfeitable, as of June 29, 2003, we reclassified the $1,560 aggregate market value of the shares at issuance from stockholders’ equity to accrued stock-based expenses and recorded an increase of $1,560 to the $3,120 market value of such shares as of June 29, 2003. We will continue to revalue the common shares at each quarter-end, until the market value is fixed if and when the stockholders approve the share issuance.

We are expensing the fair value of the stock-based and warrant-based consideration provided to the Affiliates as a non-cash financing expense over the period between the date the initial supplemental loans were advanced, February 2003, and the date they are required to be fully repaid in September 2003. During the three months ended June 29, 2003, we expensed $1,702 which is included in non-cash financing expense.

There were no advances outstanding within the standard borrowing formula under the North American credit agreement as of June 29, 2003. As of March 31, 2003, advances outstanding under the North American credit agreement within the standard borrowing formula amounted to $4,154. The supplemental discretionary loan outstanding amounted to $4,212 as of June 29, 2003 and $11,000 as of March 31, 2003.

During fiscal 2002 and fiscal 2001, our primary lender advanced to us and we repaid supplemental discretionary loans above the standard formula for short-term funding under our North American credit agreement. As additional security for the supplemental loans, two of our executive officers personally pledged as collateral an aggregate of 1,568 shares of our common stock. If the market value of the pledged stock (based on a ten trading day average reviewed by our primary lender monthly) decreases below $5,000 while we have a supplemental discretionary loan outstanding and our officers do not deliver additional shares of our common stock to cover the shortfall, then our primary lender would be entitled to reduce the outstanding supplemental loan by an amount equal to the shortfall. Our primary lender will release the 1,568 shares of common stock the affiliates pledged following a 30-day period in which we are not in an overformula position exceeding $1,000 and are not otherwise in default under the North American credit agreement.

B.    Advances from International Factor

In fiscal 2001, several of our international subsidiaries entered into a receivables facility with our U.K. bank. Under the international facility, we can obtain financing of up to the lesser of approximately $18,000 or 60% of the aggregate amount of eligible receivables from our international operations. The amounts we borrow under the international facility bear interest at 2.00% per annum above LIBOR (4.16% as of June 29, 2003 and 5.17% as of March 31, 2003). This international facility has a term of three years, which automatically renews for additional one-year periods thereafter unless either our U.K. bank (GMAC) or we terminate it upon 90 days’ prior notice. Our U.K bank (GMAC) has secured the international facility with the accounts receivable and assets of our international subsidiaries that participate in the facility. We had an outstanding balance under the international facility of $1,535 as of June 29, 2003 and $4,110 as of March 31, 2003.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

C.    Bank Participation Advance

In March 2001, our primary lender entered into junior participation agreements with some investors. As a result of the participation agreements, our primary lender advanced us $9,500 for working capital purposes. We are required to repay the $9,500 bank participation advance to our primary lender upon the earlier to occur of the termination of the North American credit agreement, currently August 31, 2004, or March 12, 2005. Our primary lender is required to purchase the participation agreements from the investors on the earlier to occur of March 12, 2005, or the date we repay all amounts outstanding under the North American credit agreement and the agreement is terminated. If we were not able to repay the bank participation advance, the junior participants would have subordinated rights assigned to them under the North American credit agreement for the unpaid balance.

D.    Promissory Note

In March 2003, we provided a promissory note to an independent software developer in the amount of $804. The balance of the note was $536 as of June 29, 2003 and $737 as of March 31, 2003. The note bears interest at a rate of 8% per annum and is due to be fully paid by February 2004.

E.    Our debt matures as follows:

Fiscal years ending March 31,
2004	$16,382
2005	503
2006	219
2007	27
Thereafter	—

$17,131

14.    EARNINGS (LOSS) PER SHARE

	Three Months Ended
	June 29, 2003	June 2, 2002
Basic EPS Computation:
Net (loss) earnings	$(18,049)	$2,535

Weighted average common shares outstanding	97,056	91,595

Basic net (loss) earnings per share	$(0.19)	$0.03

Diluted EPS Computation:
Net (loss) earnings	$(18,049)	$2,535

Weighted average common shares outstanding	97,056	91,595
Dilutive potential common shares:
Stock options and warrants	—	5,717

Diluted common shares outstanding	97,056	97,312

Diluted net (loss) earnings per share	$(0.19)	$0.03

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

We have excluded the effect of stock options and warrants in our calculation of diluted loss per share for the three months ended June 29, 2003 because their impact would have been antidilutive. As of June 29, 2003, common stock equivalents excluded from earnings (loss) per share amounted to 13,871 options and 5,265 warrants.

15.    STOCK OPTION AND PURCHASE PLANS

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

For the incentive stock options we granted to employees under the plans, the exercise price per share was equal to the market price of our common stock on the dates of grant, or 110% of the market price for certain employees. For non-incentive stock options granted to employees under the plans, the exercise price per share was not less than 85% of the market price of our common stock on the dates of grant. Generally, outstanding options become exercisable equally over a three-year period starting on the date of grant (although this may be accelerated due to retirement, disability or death). Normally, employees, directors and consultants must exercise their outstanding options within ten years from the date they were granted. Some employees who were granted incentive options must exercise their outstanding options within five years from the date they were granted. As of June 29, 2003, option holders were able to purchase approximately 8,966 shares of our common stock from exercisable options at a weighted-average exercise price of $3.63 per share and we had available for future grant 4,246 options to purchase shares of our common stock. Other than 100 shares of our common stock we issued to an employee, through June 29, 2003 we have not issued any stock appreciation rights or shares of common stock under our 1998 stock incentive plan.

Option transactions under the 1988 and 1998 stock option plans for the three months ended June 29, 2003 are summarized below:

	Shares Under Option	Weighted Average Exercise Price
Outstanding, March 31, 2003	14,978	$3.32
Granted	217	$0.69
Exercised	—	$—
Canceled	(1,324)	$3.71

Outstanding, June 29, 2003	13,871	$3.25

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

Options outstanding under the 1988 and 1998 stock option plans as of June 29, 2003 are summarized in ranges as follows:

Range of Exercise Price	Weighted Average Exercise Price	Number of Options Outstanding	Weighted Average Remaining Life
$0.39 – $0.58	$0.43	1,502	9.7 years
0.62 – 0.91	0.75	493	9.7 years
1.03 – 1.53	1.18	2,648	8.9 years
1.56 – 2.33	2.10	1,405	8.1 years
2.50 – 3.73	3.37	1,800	5.9 years
3.79 – 5.58	4.24	4,955	6.4 years
5.75 – 7.94	7.31	717	4.2 years
8.69 – 12.13	10.55	145	3.1 years
16.38 – 24.00	20.50	206	1.2 years

		13,871

B.    Employee Stock Purchase Plan

Effective May 4, 1998, we adopted an employee stock purchase plan to provide employees who meet eligibility requirements an opportunity to purchase shares of our common stock through payroll deductions of up to 10% of eligible compensation. Bi-annually, we use participant account balances to purchase shares of our common stock at a per share price of 85% of the lesser of the fair market value per share on the exercise date or the price on the offering date. The plan will remain in effect for a term of 20 years, unless terminated sooner by our Board of Directors. A total of 3,000 shares of our common stock are available for employees to purchase under the plan. Employees purchased 80 shares of our common stock in the three months ended June 29, 2003 under the plan.

16.    EQUITY

In June 2003, we received net proceeds of $8,314 from a private placement of 16,383 shares of our common stock at prices ranging from $0.50 to $0.60 per share. The per share price represented an approximate 20% discount to the then-recent public trading price of our common stock. We have filed a registration statement with the SEC covering the resale by the investors of all the common stock issued in the offering. We are obligated to pay each investor an amount equal to 1% of the purchase price paid for the shares purchased by investors each 30-day period that passes from August 3, 2003 that the registration statement is not declared effective. As of August 13, 2003, the SEC had not yet declared our registration statement effective. Amounts paid, if any, will be recorded as an expense in the statement of operations. In connection with the private placement, we issued warrants to purchase 478 shares of our common stock with an exercise price of $0.50 per share to certain of the private placement investors and the placement agent.

On March 31, 2003, as a result of the 4,000 common shares authorized to be issued to the Affiliates in connection with the amendment to the North American credit agreement with our primary lender (please see note 13A) and the anti-dilution provisions originally included in certain of our outstanding warrants on the date of our authorization to issue the shares, the number of shares issuable under the warrants increased and the exercise price decreased to $0.39 per share. We are amortizing the excess of the fair value of the total modified warrants over the fair value of the original warrants of $165, as calculated using the Black-Scholes option pricing model, as a non-cash financing expense on a straight-line basis over the period between March 31, 2003 and September 30, 2003, the

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

date on which the discretionary supplemental loan is due to be repaid. For the three months ended June 29, 2003, we amortized $83.

As of June 29, 2003 and March 31, 2003, we had common shares reserved for issuance for the following warrants:

	June 29, 2003		March 31, 2003
Issuance Purpose	Number	Exercise Price	Number	Exercise Price	Expiration Date
Junior participation	1,270	$1.25	1,270	$1.25	March, 2006
2002 officer	1,250	2.88	1,250	2.88	April, 2012
2003 officer	1,000	0.50	1,000	0.50	March, 2008
1997 financing	569	0.39	569	0.39	February, 2006
2000 financing	210	0.39	210	0.39	July, 2005
2002 financing	255	0.39	255	0.39	October, 2006
2001 private placement	233	3.46	233	3.46	July, 2004
2003 private placement	478	0.50	—	—	June, 2008

	5,265	1.36	4,787	1.44

Please see note 13A regarding 4,000 shares issued to our Co-Chairmen as consideration for their depositing a total of $2,000 with our primary lender in order to provide a limited guarantee on our obligations.

17.    RELATED PARTY TRANSACTIONS

Fees for services

We pay sales commissions to a firm which is owned and controlled by one of our co-chairmen. That firm earns these sales commissions based on the amount of our software sales that firm generates. Commissions earned by that firm amounted to $19 for the three months ended June 29, 2003 and $139 for the three months ended June 2, 2002. We owed that firm $488 as of June 29, 2003 and $498 as of March 31, 2003.

During previous fiscal years we received legal services from two separate law firms of which two members of our Board of Directors are partners, respectively. We incurred fees for the three months ended June 29, 2003 of $292 to the one firm which continues to represent us and had incurred fees of $59 to both law firms for the three months ended June 2, 2002. We owe that one firm legal fees of $283 as of June 29, 2003 and $353 as of March 31, 2003.

Notes receivable

In October 2002, we loaned a senior executive $300 under a promissory note for the purpose of purchasing a new residence. Our Compensation Committee approved the terms and provisions of the loan in April of 2002. The promissory note bears interest at a rate of 6.00% per annum. Security for the repayment of the promissory note is a mortgage on the executive’s principal residence. The maturity date of the note is November 1, 2005. In May 2003, in accordance with the note’s original terms, 50% of the loan was forgiven. An additional 25% will be forgiven in each of October 2004 and October 2005 so long as the executive remains employed with Acclaim. If the executive voluntarily leaves the employment of Acclaim or is terminated for cause, at any time prior to the maturity date of the note, the executive must repay a pro-rata portion of the unpaid principal balance of the loan plus accrued and unpaid interest thereon. We are recording compensation expense for the principal balance of the loan over the periods that each portion will be forgiven. Accordingly, during the three months ended June 29, 2003, we expensed $92 of the unamortized principal balance. The unamortized principal balance under the loan, included in other receivables, was $75 as of June 29, 2003 and $167 as of March 31, 2003.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

In October 2001, we issued a total of 1,125 shares of our common stock to two of our executive officers when they exercised their warrants with an exercise price of $3.00 per share. For the shares we issued, we received cash of $23 for their par value and two promissory notes totaling $3,352 for the unpaid portion of the exercise price of the warrants. The principal amount and accrued interest are due and payable on the earlier of (i) August 31, 2003 and (ii) to the extent of the proceeds of any warrant share sale, the third business day following the date upon which the respective executive sells any or all of the warrant shares. The terms and provisions of the notes will not be materially modified or amended, nor will the term be extended or renewed. The notes provide us full recourse against the officers’ assets. The notes bear interest at our primary lender’s prime rate plus 1.50% per annum. During the three months ended June 29, 2003, the two executive officers repaid $361 of the principal and $364 of the related accrued interest then outstanding under the notes. The total balance outstanding under the notes was $2,991 as of June 29, 2003 and $3,352 as of March 31, 2003. Other receivables included accrued interest receivable on the notes of $10 as of June 29, 2003 and $324 as of March 31, 2003. The notes receivable are classified as a contra-equity balance in additional paid-in capital.

In July 2001, we issued a total of 1,500 shares of our common stock to two of our executive officers when they exercised their warrants with an exercise price of $2.42 per share. For the shares issued, we received cash of $30 for their par value and two promissory notes totaling $3,595 for the unpaid portion of the exercise price of the warrants. The principal amount and accrued interest were due and payable on the earlier of (i) August 31, 2003 and (ii) to the extent of the proceeds of any warrant share sale, the third business day following the date upon which the respective executive sells any or all of the warrant shares and bore interest at our primary lender’s prime rate plus 1.50%. In June 2003, the two executive officers repaid in full the principal amount of the notes of $3,595 and all related accrued interest of $464 then outstanding under the notes. Other receivables included accrued interest receivable on the notes of $426 as of March 31, 2003. The notes were classified as a contra-equity balance in additional paid-in capital as of March 31, 2003.

In August 2000, relating to an officer’s employment agreement, we loaned one of our officers $200 under a promissory note. The note bears no interest and must be repaid on the earlier to occur of the sale of the officer’s personal residence or August 24, 2004. Based on the officer’s employment agreement, we were to forgive the loan at a rate of $25 for each year the officer remained employed with us up to a maximum of $100. Accordingly, in fiscal 2001, we expensed $25 and reduced the officer’s outstanding loan balance. In May 2002, relating to a separation agreement with the officer, we forgave and expensed another $75. In May 2003, the former officer repaid the balance of $100 outstanding under the loan. As of March 31, 2003, the balance outstanding under the loan, included in other assets, was $100.

In August 1998, relating to an officer’s employment agreement, we loaned one of our officers $500 under a promissory note. We reduced the note balance by $50 in August 1999, relating to the officer’s employment agreement, and by $200 in January 2000 relating to the employee’s termination. The note bears no interest and must be repaid on the earlier to occur of the sale or transfer of the former officer’s personal residence or August 11, 2003. As of June 29, 2003 and March 31, 2003, the balance outstanding under the loan, included in other receivables, was $250.

In April 1998, relating to an officer’s employment agreement, we loaned one of our executive officers $200 under a promissory note. The note bore interest at our primary lender’s prime rate plus 1.00% per annum. The balance outstanding under the loan, included in other receivables, was $302 as of March 31, 2003 (including accrued interest of $102). The note was repaid in full, including all accrued interest thereon, in April 2003.

Warrants

In October 2001, we issued to two of our executive officers warrants to purchase a total of 1,250 shares of our common stock at an exercise price of $2.88 per share, the fair market value of our common stock on the grant date. We issued the warrants to the officers in consideration for their services and personal pledge of 1,250 shares of our common stock to our primary lender, as additional security for our supplemental discretionary loans (please see note 13A).

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

18.    SEGMENT INFORMATION

Our chief operating decision-maker is our Chief Executive Officer. We have two reportable segments, North America and Europe and Pacific Rim, which we organize, manage and analyze geographically and which operate in one industry segment: the development, marketing and distribution of entertainment software. We have presented information about our operations for the three months ended June 29, 2003 and June 2, 2002 below:

	North America	Europe and Pacific Rim	Eliminations	Total
Three Months Ended June 29, 2003
Net revenue from external customers	$15,562	$17,508	$—	$33,070
Intersegment revenue	—	2,512	(2,512)	—

Total net revenue	$15,562	$20,020	$(2,512)	$33,070

Interest income	$65	$29	$—	$94
Interest expense	948	192	—	1,140
Depreciation and amortization	1,276	244	—	1,520
Operating loss	(13,764)	(832)	—	(14,596)
Identifiable assets as of June 29, 2003	31,004	25,435	—	56,439

Three Months Ended June 2, 2002
Net revenue from external customers	$43,912	$18,951	$—	$62,863
Intersegment revenue	26	4,129	(4,155)	—

Total net revenue	$43,938	$23,080	$(4,155)	$62,863

Interest income	$215	$11	$—	$226
Interest expense	984	216	—	1,200
Depreciation and amortization	1,831	375	—	2,206
Operating profit (loss)	3,488	(164)	—	3,324
Identifiable assets as of June 2, 2002	135,875	38,420	—	174,295

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

Our gross revenue was derived from the following product categories:

	Three Months Ended
	June 29, 2003	June 2, 2002
Cartridge-based software:
Nintendo Game Boy	3%	9%

Subtotal for cartridge-based software	3%	9%

Disc-based software:
Sony PlayStation 2: 128-bit	43%	38%
Sony PlayStation 1: 32-bit	5%	3%
Microsoft Xbox: 128-bit	31%	18%
Nintendo GameCube: 128-bit	15%	30%

Subtotal for disc-based software	94%	89%

PC software	3%	2%

Total	100%	100%

19.    COMMITMENTS AND CONTINGENCIES

A.    Legal Proceedings

On July 11, 2003, we were notified by the Securities and Exchange Commission (the “Commission”) that we have been included in a formal, non-public inquiry entitled “In the Matter of Certain Videogame Manufacturers” that the Commission is conducting. In connection with that inquiry we are required to provide to the Commission certain information. The Commission has advised us that “this request for information should not be construed as an indication from the SEC or its staff that any violation of the law has occurred, nor should it reflect negatively on any person, entity or security.” We are cooperating fully with the inquiry. It is too soon to determine the impact, if any, of this inquiry on our business, financial condition or results of operations.

As of June 29, 2003, fourteen class action complaints, containing similar allegations, have been filed against us and certain of our officers and/or directors. Each complaint asserts violations of federal securities laws. The actions are entitled as follows: Purvis, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1270); DMS, et al. v. Acclaim Entertainment, Inc., Rodney Cousens and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Brooklyn Division (Civil Action No. CV 03-1322); Nach, et al. v. Acclaim Entertainment, Inc., Rodney Cousens and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1363); Baron, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1541); Traube, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1487); Hildal, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1640); Hicks, et al. v. Acclaim Entertainment, Rodney Cousens and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Brooklyn Division (Civil Action No. CV 03-1698); Russo, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Brooklyn Division (Civil Action No. CV 03-1700); Vicino, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1672); Sypes, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1685); Berman, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1924); Burk, et

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Brooklyn Division (Civil Action No. CV 03-2030); Brake, et al. v. Acclaim Entertainment, Inc., Rodney Cousens and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-2175); Manard, et. al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-2355).

In Purvis, Baron, Traube, Hildal, Russo, Vicino, Sypes, Berman and Burk, plaintiffs allege that during the purported class period between January 11, 2002 and September 19, 2002 we reported positive earnings statements and gave favorable earnings guidance, but failed to disclose material adverse facts regarding our business, operations and management, thereby causing plaintiffs and other members of the class to purchase our securities at artificially inflated prices. Plaintiffs claim violations under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. In DMS, Nach, Hicks, and Brake, plaintiffs assert that during the class period between January 22, 2002 and September 19, 2002 we committed certain alleged accounting improprieties, thereby causing plaintiffs and other members of the class to purchase our securities at artificially inflated prices. Plaintiffs claim violations under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5. All the complaints seek unspecified damages. In Manard, plaintiffs assert that during the class period between October 24, 2001 and September 19, 2002 we reported positive earnings statements and gave favorable earnings guidance, but failed to disclose material adverse facts regarding our business, operations and management, thereby causing plaintiffs and other members of the class to purchase our securities at artificially inflated prices. Plaintiffs claim violations under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5. On July 3, 2003, the Court issued an order consolidating all 14 class actions, appointing Penn Capital Management, Robert L. Manard and Steve Russo as lead plaintiffs, and the law firms of Cauley Geller Bowman Coates & Rudman, LLP, Schiffrin & Barroway, LLP and Wolf Haldenstein Adler Freeman & Herz LLP as lead counsel. An initial conference before the Court has been scheduled for October 20, 2003. Plaintiffs will serve a consolidated complaint by August 18, 2003 and defendants will move, answer or otherwise reply to that consolidated complaint by October 2, 2003. We intend to defend this action vigorously.

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

An action entitled David Mirra v. Acclaim Entertainment, Inc., was filed in the United States District Court for the Eastern District of New York on February 5, 2003. The plaintiff alleged that the defendants did not have authorization to utilize Mirra’s name and likeness in connection with a bicycle video game intended for mature audiences. Specifically, Mirra alleges that we engaged in (1) violations of § 1051 et seq. of the Lanham Act; (2) violations of §43(a) of the Lanham Act; (3) breach of the amendment to the license agreement; (4) unfair competition; (5) tortious interference; (6) injury to business reputation and dilution; (7) deceptive trade practices in violation of General Business Law of New York § 349; (8) false advertising in violation of General Business Law of

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

New York § 350-D; (9) violation of the California Civil Code § 3344; and (10) invasion of privacy—misappropriation of likeness pursuant to California common law; (11) invasion of privacy—false light pursuant to California common law; and (12) an accounting. Mirra claims that he has been harmed by $1,000 per Counts 1-5 and 7-11, for a total of $10,000 in actual damages. Mirra is also claiming that our actions were willful and is demanding an additional $20,000 in punitive damages, plus costs and attorneys’ fees. We believe we have meritorious defenses to these allegations and we intend to defend this action vigorously. We served our initial disclosures on the plaintiff on June 28, 2003.

Various claims and actions have been asserted or threatened against us in the ordinary course of business. Management expects that the outcome of these asserted or threatened claims or actions would not have a materially adverse effect on our consolidated financial position, results of operations, and cash flows, taken as a whole.

20.    SUBSEQUENT EVENT

On January 24, 2003 we received a letter from The Nasdaq Stock Market, Inc. stating that, because our common stock had not closed at or above the minimum $1.00 per share bid price requirement for 30 consecutive trading days, we had not met the minimum bid price requirements for continued listing as set forth in Marketplace Rule 4310(c)(4), and we had until July 23, 2003 in which to regain compliance. On July 25, 2003, we received notice from Nasdaq that in accordance with Marketplace Rule 4310(c)(8)(D) we were granted a 180 day extension of time, or until January 20, 2004 with which to regain compliance with the minimum bid requirement. If at any time prior to January 20, 2004 the closing bid price of our common stock is $1.00 or more for a minimum of 10 consecutive trading days, then we will again be in compliance with such rule. The letter also states that if compliance cannot be demonstrated by January 20, 2004, Nasdaq will determine whether we meet the initial listing standards for The Nasdaq SmallCap Market, and if we do meet that criteria we will be granted an additional 90 day grace period in which to demonstrate compliance. If, after January 20, 2004 compliance cannot be demonstrated and we do not meet the initial listing standards then our securities would be subject to delisting. At that time, we may appeal such determination; however, there can be no assurances that such an appeal would be successful.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, all references to “we”, “us”, “our”, “Acclaim” or the “Company” refer to Acclaim Entertainment, Inc., and our subsidiaries. The term “common stock” means our common stock, $.02 par value. Amounts are in thousands unless otherwise noted.

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

The following is intended to update the information contained in our Annual Report on Form 10-KT for the fiscal year ended March 31, 2003 for Acclaim Entertainment, Inc. and its wholly owned subsidiaries and presumes that the readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-KT.

In January 2003, our Board of Directors approved a plan to change our fiscal year end from August 31 to March 31. Our new fiscal year commenced on April 1, 2003 and will end on March 31, 2004. Our quarterly closing dates will occur on the Sunday closest to the last day of the calendar quarter, which encompasses the following quarter ending dates for fiscal 2004.

Quarter	Quarter End Date
First	June 29, 2003
Second	September 28, 2003
Third	December 28, 2003
Fourth	March 31, 2004

The accompanying consolidated financial statements include our results of operations for the three month period ended June 29, 2003, our first quarter of fiscal 2004, and the most comparable reported quarter of the prior year, the three month quarter ended June 2, 2002. We have presented the quarter ended June 2, 2002 as a prior year comparative to the current year quarter because the seasonal factors affecting both periods are similar, the data is comparable and recasting our prior year results of operations and related supporting schedules would not have been practicable or cost justified.

Overview

We develop, publish, distribute and market video and computer game software for interactive entertainment consoles and, to a lesser extent, personal computers. We internally develop our software products through our five software development studios located in the United States and the United Kingdom. Additionally, we contract with independent software developers to create software products for us.

Through our subsidiaries in North America, the United Kingdom, Germany, France, Spain and Australia, we distribute our software products directly to retailers and other outlets, and we also utilize regional distributors in those areas and in the Pacific Rim to distribute software within those geographic areas. As an additional aspect of our business, we distribute software products which have been developed by third parties. A less significant aspect of our business is the development and publication of strategy guides relating to our software products and the issuance of certain “special edition” comic magazines to support some of our brands.

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

Substantially all of our revenue is derived from one industry segment, the development, publication, marketing and distribution of interactive entertainment software. For information regarding our foreign and domestic operations, see Note 18 (Segment Information) of the notes to the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate the estimates to determine their accuracy and make adjustments when we deem it necessary. Note 1 (Business and Significant Accounting Policies) of the notes to the consolidated financial statements in Part I, Item 1 of our quarterly report on Form 10-Q as filed with the SEC, describes the significant accounting policies and methods we use in the preparation of our consolidated financial statements. We use estimates for, but not limited to, accounting for the allowance for price concessions and returns, the valuation of inventory, the recoverability of advance royalty payments and the amortization of capitalized software development costs. We base estimates on our historical experience and on various other assumptions that we believe are relevant under the circumstances, the results from which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Our critical accounting policies include the following:

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

As the consumer market acceptance of a software title decreases, resulting in lower unit retail sell-through, the potential for price concessions and returns for those titles increases. In the fourth quarter of fiscal 2002, we released the software titles Turok: Evolution and Aggressive Inline, which we anticipated would be significant revenue drivers and valuable additions to our product catalog. The market reception to these titles, as evidenced by the retail sell-through rates to consumers in the first quarter of fiscal 2003 and beyond, fell substantially below our revenue expectations. As a result of the poor retail sell-through, significant quantities of these products remained in the retail channel. Accordingly, we provided our retail customers with price concessions for these products more rapidly after the initial release date than was our historical practice and, in the fourth quarter of fiscal 2002, recorded a $17.9 million provision for price concessions and returns on these products that exceeded historical allowance rates and that we believed would have resulted in additional sell-through to our retailers’ customers through the holiday season.

During fiscal 2003, while the price concessions we previously offered our retail customers did increase the retail sell-through rate, the rate of reduction of retail channel inventory did not attain the level we had originally estimated. Consequently, we experienced significantly more returns of these two products from our retail customers than we originally had estimated. Additionally, the market for GameCube products softened after the 2002 holiday season, which required us to provide price concessions on certain of our products for those platforms to lower prices than we originally estimated at this stage in the platform cycle. Finally, the actual sell-through rates of Legends of Wrestling and BMX were less than the projected retail sell-through rates we had used in our previous estimates of allowances, which were based on historical experience and actual sell-through rates for those products through August 31, 2002. As a result of these unanticipated events, we provided our retail customers additional price concessions. The resulting $14.4 million increase to the provision for price concessions and returns negatively impacted net revenues, gross profit and net income for fiscal 2003. No further significant adjustments were made during the three months ended June 29, 2003.

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

Operating Results

Summarized below are our operating results for the three months ended June 29, 2003 and June 2, 2002 and the related changes in operating results between those periods. You should read the tables below together with the consolidated financial statements and the related notes to the consolidated financial statements, which are included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

			Changes
	Three Months Ended		1Q'04 Versus 3Q'02
	June 29, 2003	June 2, 2002	$	%
Net revenue	$33,070	$62,863	$(29,793)	-47.4%
Cost of revenue	19,905	26,691	(6,786)	-25.4%

Gross profit	13,165	36,172	(23,007)	-63.6%

Operating expenses
Marketing and selling	6,725	13,068	(6,343)	-48.5%
General and administrative (excluding stock-based compensation of $1,170)	8,541	10,413	(1,872)	-18.0%
Research and development	11,325	9,367	1,958	20.9%
Stock-based compensation	1,170	—	1,170	0.0%

Total operating expenses	27,761	32,848	(5,087)	-15.5%

(Loss) earnings from operations	(14,596)	3,324	(17,920)	-539.1%

Other income (expense)
Interest expense, net	(1,046)	(974)	(72)	7.4%
Non-cash financing expense	(1,960)	(193)	(1,767)	915.5%
Other (expense) income	(447)	403	(850)	-210.9%

Total other expense	(3,453)	(764)	(2,689)	352.0%

(Loss) earnings before income taxes	(18,049)	2,560	(20,609)	-805.0%
Income tax provision	—	25	(25)	-100.0%

Net (loss) earnings	$(18,049)	$2,535	$(20,584)	-812.0%

Net Revenue

Net revenue is derived primarily from shipping interactive entertainment software to customers. Our software functions on dedicated game platforms, including Sony’s PlayStation 2 and PlayStation 1, Microsoft’s Xbox, as well as Nintendo’s GameCube, Game Boy Advance and PC’s. We record revenue net of a provision for price concessions and returns, as discussed above under “Critical Accounting Policies.”

Summarized below is information about our gross revenue by game console for the three months ended June 29, 2003 and June 2, 2002. Please note that the numbers in the schedule below do not include the effect of provisions for price concessions and returns because we do not track them by game console. Accordingly, the numbers presented may vary materially from those that we would disclose were we able to present the information net of provisions for price concessions and returns.

	Three Months Ended
	June 29, 2003	June 2, 2002
Cartridge-based software:
Nintendo Game Boy	3%	9%

Subtotal for cartridge-based software	3%	9%
Disc-based software:
Sony PlayStation 2: 128-bit	43%	38%
Sony PlayStation 1: 32-bit	5%	3%
Microsoft Xbox: 128-bit	31%	18%
Nintendo GameCube: 128-bit	15%	30%

Subtotal for disc-based software	94%	89%
PC software	3%	2%

Total	100%	100%

Gross Revenue by Studio:
Internal	29%	37%
External	71%	63%

Total	100%	100%

Gross Revenue by Segment:
Domestic	41%	70%
International	59%	30%

Total	100%	100%

New Titles Released	10	11

Summarized below is information about our software franchises, all released on multiple platforms, that represented 5% or more of gross revenue for the three months ended June 29, 2003 and June 2, 2002:

	Three Months Ended
Software Franchise	June 29, 2003	June 2, 2002
Burnout	32%	18%
Vexx	15%	—
ATV	8%	1%
Speed Kings	8%	—
All Star Baseball	5%	10%
Legends of Wrestling	2%	15%
Crazy Taxi	2%	7%
BMX	1%	8%

For the three months ended June 29, 2003, net revenue of $33.1 million decreased by $29.8 million, or 47%, from $62.9 million for the three months ended June 2, 2002. The decrease was caused by a $31.7 million decrease in gross revenue, partially offset by a $1.9 million decrease in the net provision for price concessions and returns primarily due to the decrease in gross revenue.

The $31.7 million decrease in gross revenue was primarily attributable to the release of fewer titles, a lower number of units sold, and lower average selling prices per unit sold as compared with the prior year. Catalog title sales, which generally sell at lower price points than newly released titles, represented a greater percentage of revenue at lower average selling prices per unit sold. Catalog titles comprised approximately 62% of revenue for the first quarter of fiscal 2004 compared to approximately 44% in the prior year.

Sales of software titles for the top three game systems accounted for 89% of gross revenue for the three months ended June 29, 2003 compared to 86% for the three months ended June 2, 2002. We achieved the greatest level of sales from software titles released for PlayStation 2 which to date has the highest installed base of the three game systems.

Gross Profit

Gross profit is derived from net revenue after deducting cost of revenue. Cost of revenue primarily consists of product manufacturing costs (primarily disc and manufacturing royalty costs), amortization of capitalized software development costs and fees paid to third-party distributors for certain software sold overseas. Our gross profit is significantly affected by the:

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

For the three months ended June 29, 2003, gross profit of $13.2 million (40% of net revenue) decreased by $23.0 million from $36.2 million (58% of net revenue) for the three months ended June 2, 2002. The decreased gross profit was primarily due to a:

•	$21.0 million decrease due to a lower number of units sold and lower average selling prices per unit sold (please see “Net Revenue”),
•	$3.1 million increase in amortization of capitalized software development costs due primarily to the releases of Vexx, All Star Baseball 2004 and Burnout 2, partially offset by a
•	$1.0 million increase in gross profit associated with slightly lower per unit costs of software sold.

For the three months ended June 29, 2003, amortization of capitalized software development costs amounted to $4.5 million as compared to $1.4 million for the three months ended June 2, 2002. Capitalized software development costs, net, amounted to $2.9 million as of June 29, 2003 and $6.9 million as of March 31, 2003.

Gross profit in fiscal 2004 will depend in large part on our ability to identify, develop and timely publish, in accordance with our product release schedule, software that sells through at projected levels at retail. See “Factors Affecting Future Performance: Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in

Part on the Cooperation of Our Primary Lender and Vendors, and Our Ability to Achieve Our Projected Revenue Levels and Reduced Operating Expenses.”

Operating Expenses

For the three months ended June 29, 2003, operating expenses of $27.8 million (84% of net revenue) decreased by $5.1 million, or 16%, from $32.8 million (52% of net revenue) for the three months ended June 2, 2002.

Marketing and Selling

Marketing and selling expenses consist primarily of personnel, advertising, cooperative advertising, trade shows, promotions, sales commissions and licensing costs.

For the three months ended June 29, 2003, marketing and selling expenses of $6.7 million (20% of net revenue) decreased by $6.3 million, or 49%, from $13.1 million (21% of net revenue) for the three months ended June 2, 2002. The decrease of $4.4 million resulted primarily from lower variable marketing expenditures on lower revenues and management’s decision to curtail marketing and advertising expenditures in order to improve short-term liquidity (please see discussion under “Liquidity and Capital Resources”), and a $0.7 million decrease in sales commissions related to the decrease in net revenue.

General and Administrative

General and administrative expenses consist of employee-related expenses of executive and administrative departments, fees for professional services, non-studio occupancy costs and other infrastructure costs.

For the three months ended June 29, 2003, general and administrative expenses of $8.5 million (26% of net revenue) decreased by $1.9 million, or 18%, from $10.4 million (17% of net revenue) for the three months ended June 2, 2002. The decrease resulted primarily from savings in employee related expenses of $1.3 million, depreciation of $0.7 million and occupancy of $0.5 million partially offset by higher insurance and legal expenses of $0.7 million. The 9% increase in general and administrative expenses as a percentage of net revenue resulted from decreased net revenue in the three months ended June 29, 2003 as compared to the three months ended June 2, 2002.

Administrative employee headcount was relatively unchanged at approximately 165 as of June 29, 2003 as compared to 160 as of March 31, 2003, however, was significantly reduced from the June 2, 2002 headcount of 229. Please see “Restructuring,” and “Liquidity and Capital Resources” as well as Note 12 (Accrued Restructuring Charges) of the notes to the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

Research and Development

Research and development expenses consist of employee-related and occupancy costs associated with our internal studios as well as contractual external software development costs.

For the three months ended June 29, 2003, research and development expenses of $11.3 million (34% of net revenue) increased by $2.0 million, or 21%, from $9.4 million (15% of net revenue) for the three months ended June 2, 2002. Fewer titles under development in fiscal year 2004 met the test of technological feasibility, as compared to the prior year, thereby increasing software development expenses by $6.3 million. Partially offsetting these additional costs are savings of:

•	$2.0 million from lower employee related costs associated with internal development studios, and

•	$2.0 million from lower external development costs.

Stock-based Compensation

Stock-based compensation of $1.2 million for the three months ended June 29, 2003 represents the market value, as of June 29, 2003, of 1.5 million shares of our common stock that the Compensation Committee has approved and the Board of Directors has ratified to be issued to Rodney Cousens, for his appointment as CEO. As the issuance of the shares is subject to stockholder approval, the associated expense will fluctuate with the trading price of our common stock until the issuance is approved.

Other Income and Expense

Interest Expense, Net

Interest expense, net, was $1.0 million for both the three months ended June 29, 2003 (3% of net revenue) and the three months ended June 2, 2002 (2% of net revenue).

Non-cash Financing Expense

Non-cash financing expense principally consists of equity-based costs associated with debt financings which are generally amortized on a straight-line basis over the terms of the related financing agreements.

For the three months ended June 29, 2003, non-cash financing expense amounted to $2.0 million (6% of net revenue) as compared to $0.2 million (0.3% of net revenue) for the three months ended June 2, 2002. The increase relates primarily to $1.7 million from the 4,000 shares of common stock issued to two of Acclaim’s major shareholders, who are also co-chairmen, as consideration for their deposit of $2,000 with our primary lender. The cash deposit was provided as a limited guarantee of our obligations. We will continue to revalue the shares at each quarter-end, pending a stockholder approval of the share issuance. Please see Note 13A of the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

Other Income (Expense)

For the three months ended June 29, 2003, other income (expense) amounted to expense of $0.5 million (1.4% of net revenue) as compared to income of $0.4 million (0.6% of net revenue) for the three months ended June 2, 2002. The change relates primarily to net foreign currency transaction losses associated with the change in the purchase power of the British Pound Sterling versus the Euro.

Income Taxes

Income tax provision (benefit) decreased to zero for the three months ended June 29, 2003 as compared to an expense of $25 for the three months ended June 2, 2002. Although as of June 29, 2003 we had a significant U.S. tax net operating loss carryforward, we were not able to recognize a benefit during the three months ended June 29, 2003 because of the uncertainty of whether we will be able to utilize the loss carryforward in the future.

As of March 31, 2003, we had a U.S. tax net operating loss carryforward of approximately $237.0 million, which expires in fiscal years 2011 through 2023.

Net (Loss) Earnings

For the three months ended June 29, 2003, we reported a net loss of $18.0 million, or $0.19 per diluted share (based on weighted average diluted shares outstanding of 97,056), as compared to net earnings of $2.5 million, or $0.03 per diluted share (based on weighted average diluted shares outstanding of 97,312) for the three months ended June 2, 2002.

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

Liquidity and Capital Resources

As of June 29, 2003, cash and cash equivalents were $2,165. During the three months ended June 29, 2003, cash and cash equivalents decreased by $2,330 compared to a net decrease of $3,391 for the three months ended June 2, 2002. Primary contributors to the decreased use of cash in the three months ended June 29, 2003 as compared to the three months ended June 2, 2002 were changes in cash used in operating activities and cash (used in) and provided by financing activities. Operating activities used $3,595 less cash for the three months ended June 29, 2003 as compared with the three months ended June 2, 2002, due primarily to lower capitalized software development costs and faster collection of accounts receivable. Financing activities used $4,812 more cash for the three months ended June 29, 2003 as compared to the three months ended June 2, 2002, due primarily to a $17,339 increase in net short-term loan repayments, partially offset by net proceeds of $8,314 from our June 2003 private placement.

As of June 29, 2003, the working capital deficit of $69,400 increased by $5,904 over the $63,496 working capital deficit as of March 31, 2003. The increase in the working capital deficit during the three months ended June 29, 2003 resulted primarily from the $18,049 net loss in the period, partially offset by the $8,314 net proceeds from our June 2003 private placement and $4,784 of prepayments of notes receivable and related accrued interest due from Acclaim’s co-chairmen.

Please see “Factors Affecting Future Performance: Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of our Primary Lender and Vendors, and Our Ability to Achieve Our Projected Revenue Levels and Reduce Operating Expenses.”

As of March 31, 2003, our independent auditors’ report, as prepared by KPMG LLP and dated May 20, 2003, included an explanatory paragraph relating to the substantial doubt as to our ability to continue as a going concern due to working capital and stockholders’ deficits as of March 31, 2003 and the recurring use of cash in operating activities. For the three months ended June 29, 2003, we had a net loss of $18,049 and used $188 of cash in operating activities. As of June 29, 2003, we had a stockholders’ deficit of $53,614, a working capital deficit of $69,400 and cash and cash equivalents of $2,165. These factors have continued to raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and, based on management’s plans described below, our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.

Our short-term liquidity has been supplemented with borrowings under our North American and International credit facilities with our primary lender. To enhance our short-term liquidity, during fiscal 2003, we implemented targeted expense reductions through a business restructuring. In connection with the restructuring, we reduced our fixed and variable expenses, closed our Salt Lake City, Utah software development studio, redeployed various company assets, eliminated certain marginal software titles under development, reduced our staff and staff related expenses and lowered our overall marketing expenditures. Additionally, on March 31, 2003, our primary lender advanced to us a supplemental discretionary loan of up to $11,000 through May 31, 2003. In accordance with the terms of the amendment to our credit agreement that afforded us the supplemental discretionary loan, as of May 31, 2003, we repaid $6,000 of the supplemental discretionary loan. The remaining $5,000 of the supplemental discretionary loan will continue to be available to us through September 29, 2003. In June 2003, two of our executive officers prepaid a total of $3,956 of their outstanding loans that are due to us on August 31, 2003 and $828 of related accrued interest. Additionally, in June 2003, we completed a private placement of 16,383 shares of our common stock to a limited group of private investors, resulting in net proceeds to us of $8,314. Furthermore, to meet our liquidity needs, we have included a proposal in our forthcoming 2003 Proxy Statement seeking the authorization from our stockholders to issue securities in connection with our continuing efforts to raise additional financing from outside investors.

Our future liquidity will significantly depend in whole or in part on our ability to (1) obtain additional supplemental financing from outside investors, (2) timely develop and market new software products that meet or exceed our operating plans, and (3) realize long-term benefits from our implemented expense reductions, as well as (4) continue to enjoy the support of our primary lender and vendors. If we do not substantially achieve our overall projected revenue levels as reflected in our business operating plan, nor continue to realize additional benefits from the expense reductions we have implemented, and we are unable to obtain additional supplemental discretionary financing from our primary lender to fund operations, or obtain additional supplemental financing from outside investors, we will either need to make further significant expense reductions, including, without limitation, the sale of certain assets or the consolidation or closing of certain operations, staff reductions, and/or the delay, cancellation or reduction of certain product development and marketing programs. Additionally, some of these measures may require third party consents or approvals from our primary lender and others, and there can be no assurance that such consents or approvals can be obtained.

In the event that we do not meet or exceed our operating business plan and continue to derive significant expense savings from our implemented expense reductions, obtain additional financing from outside investors or, if our primary lender does not consent, based upon our existing collateral, to provide us supplemental financing during the second half of fiscal 2004, we cannot assure our stockholders that our future operating cash flows will be sufficient to meet our operating requirements, our debt service requirements, or to repay our indebtedness at maturity, including without limitation, repayment of the remaining outstanding balance of the supplemental discretionary loan. If any of the preceding events were to occur, our operations and liquidity could be materially and adversely affected,we may be forced to seek legal relief from our debts or we may be forced to cease operations.

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

In June 2003, we raised net proceeds of $8,314 in a private placement of 16,383 shares of our common stock at prices ranging from $0.50 to $0.60 per share. We have filed a registration statement with the SEC covering the resale by the investors of all the common stock issued in the offering. We are obligated to pay each investor an amount equal to 1% of the purchase price paid for the shares purchased by investors each 30-day period that passes from August 3, 2003 without the registration statement being declared effective. As of August 13, 2003, the SEC had not yet declared our registration statement effective.

On January 24, 2003 we received a letter from The Nasdaq Stock Market, Inc. stating that, because our common stock had not closed at or above the minimum $1.00 per share bid price requirement for 30 consecutive trading days, we had not met the minimum bid price requirements for continued listing as set forth in Marketplace Rule 4310(c)(4), and we had until July 23, 2003 in which to regain compliance. On July 25, 2003, we received notice from Nasdaq that in accordance with Marketplace Rule 4310(c)(8)(D) we were granted a 180 day extension of time, or until January 20, 2004 with which to regain compliance with the minimum bid requirement. If at any time prior to January 20, 2004 the closing bid price of our common stock is $1.00 or more for a minimum of 10 consecutive trading days, then we will again be in compliance with such rule. The letter also states that if compliance cannot be demonstrated by January 20, 2004, Nasdaq will determine whether we meet the initial listing standards for The Nasdaq SmallCap Market, and if we do meet that criteria we will be granted an additional 90 day grace period in which to demonstrate compliance. If, after January 20, 2004 compliance cannot be demonstrated and we do not meet the initial listing standards then our securities would be subject to delisting. At that time, we may appeal such determination; however, there can be no assurances that such an appeal would be successful.

Our long-term liquidity will be significantly dependent on our ability to (1) timely develop and market new software products that achieve widespread market acceptance for use with the hardware platforms that dominate the market, (2) realize long-term benefits from our implemented expense reductions, as well as (3) continue to enjoy the support of our primary lender and vendors. Please see Note 13 (Debt) of the notes to the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

Please see discussion regarding our North American credit agreement below as well as in Note 13 (Debt) of the notes to the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q. Please also see “Factors Affecting Future Performance: Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of our Primary Lender and Vendors, and Our Ability to Achieve Our Projected Revenue Levels and Reduce Operating Expenses.”

Credit Agreements

We established a relationship with our primary lender in 1989 when we entered into our North American credit agreement. The North American credit agreement expires on August 31, 2004. This agreement automatically renews for additional one-year periods, unless our primary lender or we terminate the agreement with 90 days’ prior notice. We and our primary lender are also parties to a factoring agreement that expires on August 31, 2004. The factoring agreement also provides for automatic renewals for additional one-year periods, unless terminated by either party upon 90 days’ prior notice.

While we anticipate that we will be able to continue to renew the North American credit and factoring agreements with our primary lender (please see “Factoring Agreement” and “North American Credit Agreement” below) as we have in the past, we cannot provide any assurance of this. If we are unable to renew the North American credit and factoring agreements, we will need to secure financing with another institution. We cannot assure investors that we would be able to secure such an arrangement in a timely and cost effective manner, if at all. If we failed to secure financing with another financial institution, we could become insolvent, liquidated or reorganized, after payment of the outstanding balances due first to our primary lender and then to our other creditors, leaving insufficient assets remaining for distribution to stockholders.

Pursuant to the terms of the North American credit agreement, we are required to maintain specified levels of working capital and tangible net worth, among other financial covenants. As of June 29, 2003, we were not in compliance with those financial covenants, but received waivers from our primary lender regarding our non-compliance. While we anticipate that we will not be in compliance with all of the financial covenants contained in the North American credit agreement in the near term, and we anticipate being able to obtain necessary waivers as we have in the past, we may not be able to obtain waivers of any future covenant violations. If we become insolvent, are liquidated or reorganized, after payment to our creditors, there are likely to be insufficient assets remaining for distribution to stockholders.

Factoring Agreement

Under the factoring agreement, we assign to our primary lender and our primary lender purchases from us, our U.S. accounts receivable. Our primary lender remits payments to us for the assigned U.S. accounts receivable that are within the financial parameters set forth in our factoring agreement. Those financial parameters include requirements that invoice amounts meet approved credit limits and that the customer does not dispute the invoices. The purchase price of our accounts receivable that we assign to our factor equals the invoiced amount, which is adjusted for any returns, discounts and other customer credits or allowances. Please see Note 2 (Accounts Receivable) of the notes to the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

Before our primary lender purchases our U.S. accounts receivable and remits payment to us for the purchase price, it may, in its discretion, provide us cash advances under our North American credit agreement (please see discussion below) taking into account the assigned receivables due from our customers which it expects to purchase, among other factors. As of June 29, 2003, our primary lender was advancing us 60% of the eligible receivables due from our retail customers. The factoring charge of 0.25% of assigned accounts receivable, with invoice payment terms of up to 60 days and an additional 0.125% for each additional 30 days or portion thereof, is recorded in interest expense. Additionally, our factor, utilizing an asset based borrowing formula, advances us cash equal to 50% of our inventory that is not in excess of 60 days old.

North American Credit Agreement

Advances to us under the North American credit agreement bear interest at 1.50% per annum above our primary lender’s prime rate (5.94% as of June 29, 2003).

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

On March 31, 2003, our North American credit agreement was amended to allow for supplemental discretionary loans of up to $11,000 through May 31, 2003, which thereafter was reduced to $5,000 through September 29, 2003 above the standard formula for short-term funding. In accordance with the terms of the amended credit agreement that afforded us the supplemental discretionary loan, as of May 31, 2003, we repaid $6,000 of the supplemental discretionary loan. The remaining $5,000 of the supplemental discretionary loan will continue to be available to us through September 29, 2003. As a condition precedent to our primary lender entering into the amendment, two of our major shareholders, who are also executive officers, otherwise referred to as the Affiliates, pledged an aggregate cash deposit of $2,000 with our primary lender in order to provide a limited guarantee of our obligations. Our primary lender will return the cash deposit to the Affiliates within five days following our timely repayment of the supplemental discretionary loans which are due to be fully repaid on September 30, 2003. As consideration to the Affiliates for making the deposit, and based upon the advice of, and a fairness opinion obtained from an independent financial advisor, on March 31, 2003, the Audit Committee approved and the Board of Directors authorized the issuance to each Affiliate of 2,000 shares of our common stock with an aggregate market value of $1,560 and a warrant to purchase 500 shares of our common stock at an exercise price of $0.50 per share with an aggregate fair value of $305. We have also entered into an agreement with the Affiliates which stipulates that in the event the deposit is applied by our primary lender to the repayment of the outstanding supplemental loan obligations and not returned to the Affiliates, we will either repay such amount to the Affiliates or apply the amount as an offset, to the extent permitted by applicable law, against the balance of any net amounts due to us by the Affiliates. Please see note 17 (Related Party Transactions) of the notes to the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

In June 2003, Nasdaq advised us that their then unpublished internal interpretation of NASD Marketplace Rule 4350(i)(1)(a) requires us to obtain stockholder ratification of the issuance of the shares to the Affiliates. Therefore, the issuance of the 4,000 common shares are subject to stockholder approval, as included in our forthcoming 2003 Proxy Statement, and variable accounting is being applied to the issuance. Nasdaq has subsequently published a proposed amendment to Marketplace Rule 4350(i)(1)(a) which addresses this issue. Since the common shares are now forfeitable, as of June 29, 2003, we reclassified the $1,560 aggregate market value of the shares at issuance from stockholders’ equity to accrued stock-based expenses and recorded an increase of $1,560 to the $3,120 market value of such shares as of June 29, 2003. We will continue to revalue the common shares at each quarter-end, until the market value is fixed if and when the stockholders approve the share issuance.

We are expensing the fair value of the stock-based and warrant-based consideration provided to the Affiliates as a non-cash financing expense over the period between the date the initial supplemental loans were advanced, February 2003, and the date they are required to be fully repaid in September 2003. During the three months ended June 29, 2003, we expensed $1,702 which is included in non-cash financing expense.

On May 30, 2003 our Board of Directors awarded 1,500 shares of common stock to an executive officer for his promotion to CEO. The issuance of these shares are also subject to shareholder approval and therefore variable accounting is being applied to the issuance. The fair market value of the common shares at June 29, 2003 of $1,170 was recorded as stock-based compensation in the three months ended June 29, 2003 and included in accrued stock-based expenses in the balance sheet at June 29, 2003.

As additional security for discretionary supplemental loans we received in fiscal 2002 and 2001, the Affiliates personally pledged as collateral an aggregate of 1,568 shares of our common stock. If the market value of the pledged stock (based on a ten trading day average reviewed by our primary lender monthly) decreases below $5.0 million while we have a supplemental discretionary loan outstanding and the Affiliates do not deliver additional shares of our common stock to cover the shortfall, then our primary lender is entitled to reduce the outstanding supplemental loan by an amount equal to the shortfall. Our primary lender will release the 1,568 shares of pledged common stock to the Affiliates following a 30-day period in which we are not in an overformula position exceeding $1,000 and are in compliance with the financial covenant requirements in the North American credit agreement.

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

There were no advances outstanding within the standard borrowing formula under the North American credit agreement as of June 29, 2003. As of March 31, 2003, advances outstanding under the North American credit agreement within the standard borrowing formula amounted to $4,154. The supplemental discretionary loan outstanding amounted to $4,212 as of June 29, 2003 and $11,000 as of March 31, 2003.

International Credit Facility and Factoring Agreement

We, through Acclaim Entertainment, Ltd., our U.K. subsidiary, and GMAC Commercial Credit Limited, our U.K. bank and an Affiliate of our primary lender, are parties to a seven-year term secured credit facility we entered into in March 2000, related to our purchase of a building in the U. K. Our borrowings under that international facility, which may not exceed $6,337 (£3,800), bear interest at LIBOR plus 2.00%. Our U.K. bank has secured all obligations under this facility with substantially all of our subsidiaries’ assets including the building. We and several of our foreign subsidiaries have guaranteed the obligations of Acclaim Entertainment, Ltd. under this facility and the related agreements. As of June 29, 2003, the building with which the credit facility was secured was being held for sale and, accordingly, the building was classified as a current asset with a net carrying value of $5,754, which was equal to its fair value as determined by an independent appraisal in fiscal 2003, and the associated mortgage payable under the international facility of $4,945 (£2,966) was classified as a separate component of current liabilities. Please see Note 6 (Building Held for Sale and Mortgage Payable) of the notes to the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Under the international receivable facilities, we can obtain financing of up to the lesser of approximately $18.0 million or 60% of the aggregate amount of eligible receivables from our international operations. The amounts we borrow under the international facility bear interest at 2.00% per annum above LIBOR (4.16% as of June 29, 2003). This international facility has a term of three years, which automatically renews for additional one-year periods thereafter unless either our U.K. bank or we terminate it upon 90 days’ prior notice. Our U.K. bank has secured the international facility with the accounts receivable and assets of our international subsidiaries that participate in the facility. We had an outstanding balance under the international facility of $1,535 as of June 29, 2003.

Commitments

We generally purchase our inventory of Nintendo software by opening letters of credit when placing the purchase order. As of June 29, 2003, we had $100 outstanding under letters of credit. Approximately $27 as of June 29, 2003 of our trade accounts payable balances were collateralized under outstanding letters of credit. Other than such letters of credit and operating lease commitments, as of June 29, 2003, we did not have any significant operating or capital expenditure commitments.

As of June 29, 2003, our future contractual cash obligations were as follows:

	Payments Due Within
Contractual Obligations	Total	1 year	2-3 years	4-5 years
Debt	$15,783	$15,783	$—	$—
Mortgage payable	4,945	4,945	—	—
Capital lease obligations	1,348	682	639	27
Operating leases	8,067	3,151	4,258	658

Total contractual cash obligations	$30,143	$24,561	$4,897	$685

New Accounting Pronouncements

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. This Statement applies to three types of freestanding financial instruments, other than outstanding shares. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or assets; a second type includes put options and forward purchase contracts that require or may require the issuer to buy back some of its shares in exchange for cash or other assets; the third type is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that are not a derivative in their entirety.

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For us, it will be implemented in our second quarter of fiscal 2004 by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of that period. Restatement is not permitted. The adoption of this Statement is not expected to have a material impact on our financial statements.

Related Party Transactions

Fees for services

We pay sales commissions to a firm which is owned and controlled by one of our co-chairmen. That firm earns these sales commissions based on the amount of our software sales that firm generates. Commissions earned by that firm amounted to $19 for the three months ended June 29, 2003 and $139 for the three months ended June 2, 2002. We owed that firm $488 as of June 29, 2003 and $498 as of March 31, 2003.

During previous fiscal years we received legal services from two separate law firms of which two members of our Board of Directors are partners, respectively. We incurred fees for the three months ended June 29, 2003 of $292 to the one firm which continues to represent us and had incurred fees of $59 to both law firms for the three months ended June 2, 2002. We owe that one firm legal fees of $283 as of June 29, 2003 and $353 as of March 31, 2003.

Notes receivable

In October 2002, we loaned a senior executive $300 under a promissory note for the purpose of purchasing a new residence. Our Compensation Committee approved the terms and provisions of the loan in April of 2002. The promissory note bears interest at a rate of 6.00% per annum. Security for the repayment of the promissory note is a mortgage on the executive’s principal residence. The maturity date of the note is November 1, 2005. In May 2003, in accordance with the note’s original terms, 50% of the loan was forgiven. An additional 25% will be forgiven in each of October 2004 and October 2005 so long as the executive remains employed with Acclaim. If the executive voluntarily leaves the employment of Acclaim or is terminated for cause, at any time prior to the maturity date of the note, the executive must repay a pro-rata portion of the unpaid principal balance of the loan plus accrued and unpaid interest thereon. We are recording compensation expense for the principal balance of the loan over the periods that each portion will be forgiven. Accordingly, during the three months ended June 29, 2003, we expensed $92 of the unamortized principal balance. The unamortized principal balance under the loan, included in other receivables, was $75 as of June 29, 2003 and $167 as of March 31, 2003.

In October 2001, we issued a total of 1,125 shares of our common stock to two of our executive officers when they exercised their warrants with an exercise price of $3.00 per share. For the shares we issued, we received cash of $23 for their par value and two promissory notes totaling $3,352 for the unpaid portion of the exercise price of the warrants. The principal amount and accrued interest are due and payable on the earlier of (i) August 31, 2003 and (ii) to the extent of the proceeds of any warrant share sale, the third business day following the date upon which the respective executive sells any or all of the warrant shares. The terms and provisions of the notes will not be materially modified or amended, nor will the term be extended or renewed. The notes provide us full recourse against the officers’ assets. The notes bear interest at our primary lender’s prime rate plus 1.50% per annum. During the three months ended June 29, 2003, the two executive officers repaid $361 of the principal and $364 of the related accrued interest then outstanding under the notes. The total balance outstanding under the notes was $2,991 as of June 29, 2003 and $3,352 as of March 31, 2003. Other receivables included accrued interest receivable on the notes of $10 as of June 29, 2003 and $324 as of March 31, 2003. The notes receivable are classified as a contra-equity balance in additional paid-in capital.

In July 2001, we issued a total of 1,500 shares of our common stock to two of our executive officers when they exercised their warrants with an exercise price of $2.42 per share. For the shares issued, we received cash of $30 for their par value and two promissory notes totaling $3,595 for the unpaid portion of the exercise price of the warrants. The principal amount and accrued interest were due and payable on the earlier of (i) August 31, 2003 and (ii) to the extent of the proceeds of any warrant share sale, the third business day following the date upon which the respective executive sells any or all of the warrant shares and bore interest at our primary lender’s prime rate plus 1.50%. In June 2003, the two executive officers repaid in full the principal amount of the notes of $3,595 and all related accrued interest of $464 then outstanding under the notes. Other receivables included accrued interest receivable on the notes of $426 as of March 31, 2003. The notes were classified as a contra-equity balance in additional paid-in capital as of March 31, 2003.

In August 2000, relating to an officer’s employment agreement, we loaned one of our officers $200 under a promissory note. The note bears no interest and must be repaid on the earlier to occur of the sale of the officer’s personal residence or August 24, 2004. Based on the officer’s employment agreement, we were to forgive the loan at a rate of $25 for each year the officer remained employed with us up to a maximum of $100. Accordingly, in fiscal 2001, we expensed $25 and reduced the officer’s outstanding loan balance. In May 2002, relating to a separation agreement with the officer, we forgave and expensed another $75. In May 2003, the former officer repaid the balance of $100 outstanding under the loan. As of March 31, 2003, the balance outstanding under the loan, included in other assets, was $100.

In August 1998, relating to an officer’s employment agreement, we loaned one of our officers $500 under a promissory note. We reduced the note balance by $50 in August 1999, relating to the officer’s employment agreement, and by $200 in January 2000 relating to the employee’s termination. The note bears no interest and must be repaid on the earlier to occur of the sale or transfer of the former officer’s personal residence or August 11, 2003. As of June 29, 2003 and March 31, 2003, the balance outstanding under the loan, included in other receivables, was $250.

In April 1998, relating to an officer’s employment agreement, we loaned one of our executive officers $200 under a promissory note. The note bore interest at our primary lender’s prime rate plus 1.00% per annum. The balance outstanding under the loan, included in other receivables, was $302 as of March 31, 2003 (including accrued interest of $102). The note was repaid in full, including all accrued interest thereon, in April 2003.

Warrants

In October 2001, we issued to two of our executive officers warrants to purchase a total of 1,250 shares of our common stock at an exercise price of $2.88 per share, the fair market value of our common stock on the grant date. We issued the warrants to the officers in consideration for their services and personal pledge of 1,250 shares of our common stock to our primary lender, as additional security for our supplemental discretionary loans. Please see note 13A (Debt: North American Credit Agreement) of the notes to the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

FACTORS AFFECTING FUTURE PERFORMANCE

Our future operating results depend upon many factors and are subject to various risks and uncertainties. The known material risks and uncertainties which may cause our operating results to vary from anticipated results or which may negatively affect our operating results and profitability are as follows:

Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of our Primary Lender and Vendors, Our Ability to Achieve Our Projected Revenue Levels and Reduced Operating Expenses and Our Ability to Raise Additional Financing from Outside Investors.

Our short-term liquidity has been supplemented with borrowings under our North American and International credit facilities with our primary lender. To enhance our short-term liquidity, during fiscal 2003, we implemented targeted expense reductions through a business restructuring. In connection with the restructuring, we reduced our fixed and variable expenses, closed our Salt Lake City, Utah software development studio, redeployed various company assets, eliminated certain marginal software titles under development, reduced our staff and staff related expenses and lowered our overall marketing expenditures. Additionally, on March 31, 2003, our primary lender advanced to us a supplemental discretionary loan of up to $11.0 million through May 31, 2003. In accordance with the terms of the amendment to our credit agreement that afforded us the supplemental discretionary loan, as of May 31, 2003, we repaid $6.0 million of the supplemental discretionary loan. The remaining $5.0 million of the supplemental discretionary loan will continue to be available to us through September 29, 2003. In June 2003, two of our executive officers prepaid a total of $4.0 million of their outstanding loans that are due to us on August 31, 2003 and $0.9 million of related accrued interest. Additionally, in June 2003, we completed a private placement of 16,383,000 shares of our common stock to a limited group of private investors, resulting in net proceeds to us of $8.3 million. Furthermore, to meet our liquidity needs, we have included a proposal in our forthcoming 2003 Proxy Statement seeking the authorization from our stockholders to issue securities in connection with our continuing efforts to raise additional financing from outside investors.

Our future liquidity will significantly depend in whole or in part on our ability to (1) obtain additional supplemental financing from outside investors, (2) timely develop and market new software products that meet or exceed our operating plans and (3) realize long-term benefits from our implemented expense reductions, as well as (4) continue to enjoy the support of our primary lender and vendors. If we do not substantially achieve our overall projected revenue levels as reflected in our business operating plan, nor continue to realize additional benefits from the expense reductions we have implemented, and we are unable to obtain additional supplemental discretionary financing from our primary lender to fund operations, or obtain additional supplemental financing from outside investors, we will either need to make further significant expense reductions, including, without limitation, the sale of certain assets or the consolidation or closing of certain operations, staff reductions, and/or the delay, cancellation or reduction of certain product development and marketing programs. Additionally, some of these measures may require third party consents or approvals from our primary lender and others, and there can be no assurance that such consents or approvals can be obtained.

In the event that we do not meet or exceed our operating business plan, and continue to derive significant expense savings from our implemented expense reductions, obtain additional financing from outside investors or, if our primary lender does not consent, based upon our existing collateral, to provide us supplemental financing during the second half of fiscal 2004, we cannot assure our stockholders that our future operating cash flows will be sufficient to meet our operating requirements, our debt service requirements or to repay our indebtedness at maturity, including without limitation, repayment of the remaining outstanding balance of the supplemental discretionary loan. If any of the preceding events were to occur, our operations and liquidity could be materially and adversely affected, we may be forced to seek legal relief from our debts or we may be forced to cease operations. See “If Cash Flows from Operations Are Not Sufficient to Meet Our Operational Needs, We May Be Forced To Sell Assets, Refinance Debt, or Further Downsize Our Operations”, and “Industry Trends, Platform Transitions and Technological Change May Adversely Affect Our Revenue and Profitability.”

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

As of June 29, 2003, we received waivers from GMAC with respect to those financial covenants contained in the credit agreement for which we were not in compliance. If waivers from GMAC are necessary in the future, we cannot be assured that we will be able to obtain waivers of any future covenant violations, as we have in the past.

Going Concern Consideration

Our independent auditors’ report for our fiscal 2003 financial statements, prepared by KPMG LLP, includes an explanatory paragraph relating to substantial doubt as to the ability of Acclaim to continue as a going concern, due to working capital and stockholders’ deficits as of March 31, 2003 and the recurring use of cash in operating activities. The fiscal 2003 financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the three months ended June 29, 2003 we had a net loss of $18.0 million and used $0.2 million of cash in operating activities. As of June 29, 2003, we had a stockholders’ deficit of $53.6 million, a working capital deficit of $69.4 million and $2.2 million of cash and cash equivalents. These factors have continued to raise substantial doubt as to our ability to continue as a going concern. Based on management’s plans, these financial statements have been prepared on a going concern basis.

If Cash Flows from Operations Are Not Sufficient to Meet Our Operational Needs, We May Be Forced To Sell Assets, Refinance Debt, Raise Additional Financing from Outside Investors or Further Downsize or Cease Our Operations

During fiscal 2003, we implemented certain expense reduction initiatives that began to reduce our operating expenses during fiscal 2003 and which continued to reduce our expenses in the first quarter of fiscal 2004. Our operating plan for the remainder of fiscal 2004 focuses on (1) maintaining our lower rate of fixed and variable expenses worldwide, (2) continuing to limit and eliminate non-essential expenses and (3) maintaining our reduced employee related expenses. Although we believe the actions we are taking should return our operations to profitability, we cannot assure our stockholders and investors that we will achieve the fiscal 2004 net revenues necessary to achieve sufficient liquidity and avoid further expense reduction actions such as selling assets or consolidating operations, further reducing staff, refinancing debt and/or otherwise further restructuring or ceasing our operations. See “Industry Trends, Platform Transitions and Technological Change May Adversely Affect Our Revenue and Profitability”.

A Violation of our Financing Agreements Could Result in GMAC Declaring a Default and Seeking Remedies

If we violate the financial or other covenants contained in our credit agreement with GMAC, we will be in default under the credit agreement. If a default occurs under the credit agreement and is not timely cured by us or waived by GMAC, GMAC could seek remedies against us, including: (1) penalty rates of interest; (2) immediate repayment of our outstanding debt; and/or (3) the foreclosure on any assets securing our debt. Pursuant to the terms of the credit agreement, we are required to maintain specified levels of working capital and tangible net worth, among other requirements. As of June 29, 2003, we received waivers from GMAC with respect to those financial covenants contained in the credit agreement for which we were not in compliance. If waivers from GMAC are necessary in the future, we cannot be assured that we will be able to obtain waivers of any future covenant violations, as we have in the past. If Acclaim is liquidated or reorganized, after payment to the creditors, there are likely to be insufficient assets remaining for any distribution to our stockholders.

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

On January 24, 2003 we received a letter from The Nasdaq Stock Market, Inc. stating that, because our common stock had not closed at or above the minimum $1.00 per share bid price requirement for 30 consecutive trading days, we had not met the minimum bid price requirements for continued listing as set forth in Marketplace

Rule 4310(c)(4), and we had until July 23, 2003 in which to regain compliance. On July 25,2003, we received notice from Nasdaq that in accordance with Marketplace Rule 4310(c)(8)(D) we were granted a 180 day extension of time, or until January 20, 2004 with which to regain compliance with the minimum bid requirement. If at any time prior to January 20, 2004 the closing bid price of our common stock is $1.00 or more for a minimum of 10 consecutive trading days, then we will again be in compliance with such rule. The letter also states that if compliance cannot be demonstrated by January 20, 2004, Nasdaq will determine whether we meet the initial listing standards for The Nasdaq SmallCap Market, and if we do meet that criteria we will be granted an additional 90 day grace period in which to demonstrate compliance. If, after January 20, 2004 compliance cannot be demonstrated and we do not meet the initial listing standards then our securities would be subject to delisting. At that time, we may appeal such determination; however, there can be no assurances that such an appeal would be successful.

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

Revenue and Liquidity are Dependent on Timely Introduction of New Titles

The timely shipment of a new title depends on various factors, including the development process, debugging, approval by hardware licensors and approval by third-party licensors. It is likely that some of our titles will not be released in accordance with our operating plans. Because net revenue associated with the initial shipments of a new product generally constitute a high percentage of the total net revenue associated with the life of a product, a significant delay in the introduction of one or more new titles would negatively affect or limit sales and would have a negative impact on our financial condition, liquidity and results of operations. We cannot assure stockholders that our new titles will be released in a timely fashion in accordance with our fiscal 2004 business plan.

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

We Depend On A Relatively Small Number of Franchises For A Significant Portion Of Our Revenue And Profits

A significant portion of our revenue is derived from products based on a relatively small number of franchises each year. In addition, many of these products have substantial production or acquisition costs and marketing budgets. In the first quarter of fiscal 2004, 68% of our gross revenue was derived from five software products. In fiscal 2003, 55% of our gross revenue was derived from five software products. We expect that a limited number of popular brands will continue to produce a disproportionately large amount of our revenue. Due to this dependence on a limited number of brands, the failure of one or more products based on these brands to achieve anticipated results may significantly harm our business and financial results. For example, during the fourth quarter of fiscal 2002, our failure to achieve our projected revenue from two titles, Turok: Evolution and Aggressive Inline, due to lower than anticipated consumer acceptance of the products, resulted in a net loss for the fourth quarter and fiscal year 2002 and continued to contribute to losses during fiscal 2003.

Industry Trends, Platform Transitions and Technological Change May Adversely Affect Our Revenue and Profitability

The life cycle of existing game systems and the market acceptance and popularity of new game systems significantly affects the success of our products. We cannot guarantee that we will be able to predict accurately the life cycle or popularity of each system. If we (1) do not develop software for game consoles that achieve significant market acceptance; (2) discontinue development of software for a system that has a longer-than-expected life cycle; (3) develop software for a system that does not achieve significant popularity; or (4) continue development of software for a system that has a shorter-than-expected life cycle, our revenue and profitability may be negatively affected and we could experience losses from operations.

When new platforms are announced or introduced into the market, consumers typically reduce their purchases of software products for the current platforms, in anticipation of new platforms becoming available. During these periods, sales of our software products can be expected to slow down or even decline until the new platforms have been introduced and have achieved wide consumer acceptance. Each of the three current principal hardware producers launched a new platform in recent years. Sony made the first shipments of its PlayStation 2 console system in North America and Europe in the fourth quarter of calendar year 2000. Microsoft made the first shipments of its Xbox console system in North America in November 2001 and in Europe and Japan in the first quarter of calendar 2002. Nintendo made the first shipments of its Nintendo GameCube console system in North America in November 2001 and in Europe in May 2002. Additionally, in June 2001, Nintendo launched its Game Boy Advance hand held device. On occasion the video and computer games industry is affected, in both favorable and unfavorable ways, by a competitor’s entry into, or exit from, the hardware or software sectors of the industry. For example, in early 2001, Sega exited the hardware business, ceased distribution and sales of its Dreamcast console and re-deployed its resources to develop software for multiple consoles. More recently, the entry of Microsoft in November 2001 into the video game console market with the Xbox has benefited us and other video game publishers by expanding the total size of the market for video games. The effects of this type of entry or exit can be significant and difficult to anticipate.

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

Profitability is Affected by Research and Development Expenditure Fluctuations Due to Platform Transitions and Development for Multiple Platforms

Our cash outlays for product development for the three months ended June 29, 2003 (a portion of which were expensed and the remainder of which were capitalized), were higher than the three months ended June 2, 2002 and our product development cash outlays may increase in the future as a result of the higher costs associated with releasing more games across multiple platforms and the complexity of developing games for the 128-bit game consoles, among other reasons. We anticipate that our profitability will continue to be impacted by the levels of research and development expenditures relative to revenue and by fluctuations relating to the timing of development in anticipation of future platforms.

During the first quarter of fiscal 2004, we focused our development efforts and costs on the development of tools and engines necessary for PlayStation 2, Xbox, GameCube and PC’s. Our fiscal 2003 release schedule was developed around PlayStation 2, GameCube, Xbox and Game Boy Advance. The release schedule for the remainder of fiscal 2004 continues to support the PlayStation 2, Xbox and Game Boy Advance platforms as well as PC.

If Price Concessions and Returns Exceed Allowances, We May Incur Losses

In the past, particularly during platform transitions, we have had to increase our price concessions granted to our retail customers. Coupled with more competitive pricing, if our allowances for price concessions and returns are exceeded, our financial condition and results of operations will be negatively impacted, as has occurred in the past. We grant price concessions to our customers (primarily major retailers which control market access to the consumer) when we deem those concessions are necessary to maintain our relationships with those retailers and continued access to their retail channel customers. If the consumers’ demand for a specific title falls below expectations or significantly declines below previous rates of retail sell-through, then a price concession or credit may be requested by our customers to spur further retail channel sell through.

Management makes significant estimates and assumptions based on actual historical experience regarding allowances for estimated price concessions and product returns. Management establishes allowances at the time of product shipment, taking into account the potential for price concessions and product returns based primarily on: market acceptance of products in retail and distributor inventories; level of retail inventories and retail sell-through rates; seasonality; and historical price concession and product return rates. Management monitors and adjusts these allowances quarterly to take into account actual developments and results in the marketplace. We believe that our estimates of allowances for price concessions and returns are adequate and reasonable, but we cannot guarantee the adequacy of our current or future allowances.

As noted above, when the consumer market acceptance of a software title decreases, resulting in lower retail sell-through, the potential for price concessions and returns for those titles increases. In the fourth quarter of fiscal 2002, we released the software titles Turok: Evolution and Aggressive Inline, which we anticipated would be significant revenue drivers and valuable additions to our product catalog. The market reception to these titles, as evidenced by the retail sell-through rates to consumers in the first quarter of fiscal 2003 and beyond, fell substantially below our revenue expectations. As a result of the poor retail sell-through, significant quantities of these products remained in the retail channel. Accordingly, we provided our retail customers with price concessions for these products more rapidly after the initial release date than was our historical practice and, in the fourth quarter of fiscal 2002, recorded a $17.9 million provision for price concessions and returns on these products that exceeded historical allowance rates and that we believed would have resulted in additional sell-through to our retailers’ customers through the holiday season.

During fiscal 2003, while the price concessions we previously offered our retail customers did increase the retail sell-through rate, the rate of reduction of retail channel inventory did not attain the level we had originally estimated. Consequently, we experienced significantly more returns of these two products from our retail customers than we originally had estimated. Additionally, the market for GameCube products softened after the 2002 holiday season, which required us to provide price concessions on certain of our products for those platforms to lower prices than we originally estimated at this stage in the platform cycle. Finally the actual sell-through rates of Legends of Wrestling and BMX were less than the projected retail sell-through rates we had used in our previous estimates of allowances, which were based on historical experience and actual sell-through rates for those products through August 31, 2002. As a result of these unanticipated events, we provided our retail customers additional price concessions. The resulting $14.4 million increase to the provision for price concessions and returns negatively impacted net revenues, gross profit and net income for fiscal 2003.

Our allowances for price concession and returns were $33.9 million as of June 29, 2003 and $ 46.3 million as of March 31, 2003. Please see Note 1D (Business and Significant Accounting Policies: Net Revenue) of the notes to the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

If We are Unable to Obtain or Renew Licenses from Hardware Companies, We Will Not be Able to Release Software for Popular Systems

We are substantially dependent on each hardware company (1) as the sole licensor of the specifications needed to develop software for its game system; (2) as the manufacturer of the software developed by us for its game systems; (3) to protect the intellectual property rights to their game consoles and technology; and (4) to discourage unauthorized persons from producing software for its game systems.

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

In addition, when we develop software titles for the PlayStation 2 system, the products are manufactured exclusively by Sony . Since each of the hardware companies is also a publisher of games for its own hardware system, they may give priority to their own products or those of our competitors in the event of insufficient manufacturing capacity. We could be materially harmed by unanticipated delays in the manufacturing and delivery of products.

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

Competition in the video and computer games industry is based primarily upon:

•	availability of significant financial resources;

•	the quality of titles;

•	reviews received for a title from independent reviewers who publish reviews in magazines, websites, newspapers and other industry publications;

•	publisher’s access to retail shelf space;

•	the success of the game console for which the title is written;

•	the price of each title; and

•	he number of titles then available for the system for which each title is published.

We compete primarily with other publishers of personal computer and video game console interactive entertainment software. Significant third party software competitors currently include, among others: Activision; Capcom; Eidos; Electronic Arts; Atari; Konami; Namco; Midway Games; Sega; Take-Two; THQ; and Vivendi Universal Publishing. In addition, integrated video game console hardware and software companies such as Sony, Nintendo and Microsoft compete directly with us in the development of software titles for their respective systems. The hardware developers have a price, marketing and distribution advantage with respect to software marketed by them.

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

Revenue Varies Due to the Seasonal Nature of Video and Computer Game Software Purchases

Our business is highly seasonal. We typically experience our highest revenue and profit in the calendar year-end holiday season, our third fiscal quarter, and a seasonal low in revenue and profits in our first fiscal quarter. The seasonal pattern is due primarily to the increased demand for software during the year-end holiday selling season and the reduced demand for software during the summer months. Our earnings vary significantly and are materially affected by releases of popular products and, accordingly, may not necessarily reflect the seasonal patterns of the industry as a whole. We expect that operating results will continue to fluctuate significantly in the future. See “Fluctuations in Quarterly Operating Results Lead to Unpredictability of Revenue and Earnings” below.

Fluctuations in Quarterly Operating Results Lead to Unpredictability of Revenue and Earnings

The timing of the release of new titles can cause material quarterly revenue and earnings fluctuations. A significant portion of revenue in any quarter is often derived from sales of new titles introduced in that quarter or shipped in the immediately preceding quarter. If we are unable to begin volume shipments of a significant new title during the scheduled quarter, as has been the case in the past, our revenue and earnings will be negatively affected in that period. In addition, because a majority of the unit sales for a title typically occur in the first thirty to one hundred twenty days following its introduction, revenue and earnings may increase significantly in a period in which a major title is introduced and may decline in the following period or in a period in which there are no major title introductions.

For example, in the fourth quarter of fiscal 2002, due to domestic retail sales for Turok: Evolution and Aggressive Inline significantly falling below our projections and anticipated rates of product sell-through, our revenue and earnings for that period were substantially below expectations.

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

Our Software May Be Subject To Governmental Restrictions Or Rating Systems

Legislation is periodically introduced at the local, state and federal levels in the United States and in foreign countries to establish a system for providing consumers with information about graphic violence and sexually explicit material contained in interactive entertainment software products. In addition, many foreign countries have laws that permit governmental entities to censor the content and advertising of interactive entertainment software. We believe that mandatory government-run rating systems eventually may be adopted in many countries that are significant markets or potential markets for our products. We may be required to modify our products or alter our marketing strategies to comply with new regulations, which could delay the release of our products in those countries. Due to the uncertainties regarding such rating systems, confusion in the marketplace may occur, and we are unable to predict what effect, if any, such rating systems would have on our business. While to date such actions have not caused material harm to our business, we cannot assure you that the actions taken by certain retailers and distributors in the future, would not cause material harm to our business.

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

In addition to the Series B preferred stock, our board of directors may issue additional preferred stock and, if this is done, the rights of common stockholders may be negatively impacted by the rights of those preferred stockholders.

We are also subject to anti-takeover provisions of Delaware corporate law, which may impede a tender offer, change in control or takeover attempt that is opposed by the Board. In addition, employment arrangements with some members of management provide for severance payments upon termination of their employment if there is a change in control.

Shares Eligible for Future Sale

As of July 31, 2003, we had 113,084,491 shares of common stock issued and outstanding, (including 4,000,000 shares of our common stock issued in equal amounts to our co-chairman, which shares are being held by us pending the outcome of our Annual Meeting of Stockholders and which our co-chairman have no current right to vote, pledge, sell or otherwise hypothecate), of which 32,898,661 are “restricted” securities within the meaning of Rule 144 under the Securities Act. Generally, under Rule 144, a person who has held restricted shares for one year may sell such shares, subject to certain volume limitations and other restrictions, without registration under the Securities Act.

As of July 31, 2003, 57,277,105 shares of common stock are covered by effective registration statements under the Securities Act for resale on a delayed or continuous basis by certain of our security holders.

As of July 31, 2003, a total of 5,264,778 shares of common stock are issuable upon the exercise of warrants to purchase our common stock.

We have also registered on Form S-8 a total of 24,236,000 shares of common stock (issuable upon the exercise of options) under our 1988 Stock Option Plan and our 1998 Stock Incentive Plan, and a total of 2,448,425 shares of common stock under our 1995 Restricted Stock Plan. As of June 29, 2003, options to purchase a total of 13,870,883 shares of common stock were outstanding under the 1988 Stock Option Plan and the 1998 Stock Incentive Plan, of which 8,966,431 were exercisable.

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

We had a cumulative foreign currency translation loss of $1,969 as of June 29, 2003 and $1,795 as of March 31, 2003, which is included in accumulated other comprehensive loss in our statements of stockholders’ equity (deficit). For the three months ended June 29, 2003, we recorded net foreign currency transaction gains of $2,569 and net foreign currency transaction losses of $3,102.

In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.

We have interest rate risk related to our variable interest rate debt outstanding under our North American and International credit agreements. See Note 13 (Debt) of the notes to the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

Item 4.     Controls and Procedures.

As of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, the Chief Executive Officer and Chief Financial Officer of the Company, have evaluated the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-15(e) and have determined that such controls and procedures are adequate and effective.

PART II

Item 1.    Legal Proceedings.

On July 11, 2003, we were notified by the Securities and Exchange Commission (the “Commission”) that we have been included in a formal, non-public inquiry entitled “In the Matter of Certain Videogame Manufacturers” that the Commission is conducting. In connection with that inquiry we are required to provide to the Commission certain information. The Commission has advised us that “this request for information should not be construed as an indication from the SEC or its staff that any violation of the law has occurred, nor should it reflect negatively on any person, entity or security.” We are cooperating fully with the inquiry. It is too soon to determine the impact, if any, of this inquiry on our business, financial condition or results of operations.

As of June 29, 2003, fourteen class action complaints, containing similar allegations, have been filed against us and certain of our officers and/or directors. Each complaint asserts violations of federal securities laws. The actions are entitled as follows: Purvis, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1270); DMS, et al. v. Acclaim Entertainment, Inc., Rodney Cousens and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Brooklyn Division (Civil Action No. CV 03-1322); Nach, et al. v. Acclaim Entertainment, Inc., Rodney Cousens and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1363); Baron, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1541); Traube, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1487); Hildal, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1640); Hicks, et al. v. Acclaim Entertainment, Rodney Cousens and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Brooklyn Division (Civil Action No. CV 03-1698); Russo, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Brooklyn Division (Civil Action No. CV 03-1700); Vicino, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1672); Sypes, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1685); Berman, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-1924); Burk, et al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Brooklyn Division (Civil Action No. CV 03-2030); Brake, et al. v. Acclaim Entertainment, Inc., Rodney Cousens and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-2175); Manard, et. al. v. Acclaim Entertainment, Inc., Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard Agoglia filed in the U.S. District Court for the Eastern District of New York, Central Islip Division (Civil Action No. CV 03-2355).

In Purvis, Baron, Traube, Hildal, Russo, Vicino, Sypes, Berman and Burk, plaintiffs allege that during the purported class period between January 11, 2002 and September 19, 2002 we reported positive earnings statements and gave favorable earnings guidance, but failed to disclose material adverse facts regarding our business, operations and management, thereby causing plaintiffs and other members of the class to purchase our securities at artificially inflated prices. Plaintiffs claim violations under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. In DMS, Nach, Hicks, and Brake, plaintiffs assert that during the class period between January 22, 2002 and September 19, 2002 we committed certain alleged accounting improprieties, thereby causing plaintiffs and other members of the class to purchase our securities at artificially inflated prices. Plaintiffs claim violations under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5. All the complaints seek unspecified damages. In Manard, plaintiffs assert that during the class period between October 24, 2001 and September 19, 2002 we reported positive earnings statements and gave favorable earnings guidance, but failed to disclose material adverse facts regarding our business, operations and management, thereby causing plaintiffs and other members of the class to purchase our securities at artificially inflated prices. Plaintiffs claim violations under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5. On July 3, 2003, the Court issued an order consolidating all 14 class actions, appointing Penn Capital Management, Robert L Manard and Steve Russo as lead plaintiffs, and the law firms of Cauley Geller Bowman Coates & Rudman, LLP, Schiffrin & Barroway, LLP and Wolf Haldenstein Adler Freeman & Herz LLP as lead counsel. An initial conference before the Court has been scheduled for October 20, 2003. Plaintiffs will serve a consolidated complaint by August 18, 2003 and defendants will move, answer or otherwise reply to that consolidated complaint by October 2, 2003. We intend to defend this action vigorously.

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

An action entitled David Mirra v. Acclaim Entertainment, Inc., CV-03-575 was filed in the United States District Court for the Eastern District of New York on February 5, 2003. The plaintiff alleged that the defendants did not have authorization to utilize Mirra’s name and likeness in connection with a bicycle video game intended for mature audiences. Specifically, Mirra alleges that we engaged in (1) violations of § 1051 et seq. of the Lanham Act; (2) violations of §43(a) of the Lanham Act; (3) breach of the amendment to the license agreement; (4) unfair competition; (5) tortious interference; (6) injury to business reputation and dilution; (7) deceptive trade practices in violation of General Business Law of New York § 349; (8) false advertising in violation of General Business Law of New York § 350-D; (9) violation of the California Civil Code § 3344; and (10) invasion of privacy—misappropriation of likeness pursuant to California common law; (11) invasion of privacy—false light pursuant to California common law; and (12) an accounting. Mirra claims that he has been harmed by $1.0 million per Counts 1-5 and 7-11, for a total of $10.0 million in actual damages. Mirra is also claiming that our actions were willful and is demanding an additional $20.0 million in punitive damages, plus costs and attorneys’ fees. We believe we have meritorious defenses to these allegations and we intend to defend this action vigorously. We served our initial disclosures on the plaintiff on June 28, 2003.

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

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC. We will furnish copies of the exhibits for a reasonable fee (covering the expense of furnishing copies) upon request:

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed on April 21, 1989, as amended (Commission File No. 33-28274))

3.2	Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed on April 21, 1989, as amended (Commission File No. 33-28274))

Exhibit No.	Description

3.3	Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4(d) to the Company’s Registration Statement on Form S-8, filed on May 19, 1995 (Commission File No. 33-59483))

3.4	Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 3, 2002)

3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K, filed on June 12, 2000)

4.1	Specimen form of the Company’s common stock certificate (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended August 31, 1989, as amended)

4.2	Rights Agreement dated as of June 5, 2000, between the Company and American Securities Transfer & Trust, Inc. (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed on June 12, 2000)

4.3	Form of Warrant Agreement between the Company and American Securities Transfer & Trust, Inc. as warrant agent, relating to Class D Warrants (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, filed on August 23, 1999 (Commission File No. 333-72503))

4.4	Form of Warrant Certificate relating to Class D Warrants (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3, filed on August 23, 1999 (Commission File No. 333-72503))

+10.1	Employee Stock Purchase Plan (incorporated by reference to the Company’s definitive proxy statement relating to fiscal 1997 filed on August 31, 1998)

+10.2	1998 Stock Incentive Plan (incorporated by reference to the Company’s definitive proxy statement relating to fiscal 1997 filed on August 31, 1998)

+10.3	Employment Agreement dated as of September 1, 1994 between the Company and Gregory E. Fischbach; and Amendment No. 1 dated as of December 8, 1996 between the Company and Gregory E. Fischbach (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended August 31, 1996)

+10.4	Employment Agreement dated as of September 1, 1994 between the Company and James Scoroposki; and Amendment No. 1 dated as of December 8, 1996 between the Company and James Scoroposki (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended August 31, 1996)

+10.5	Service Agreement effective January 1, 1998 between Acclaim Entertainment Limited and Rodney Cousens (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended August 31, 1996)

+†10.6	Employment Agreement dated as of June 15, 2003 between the Company and Gerard F. Agoglia

Exhibit No.	Description

+10.7	Employment Agreement dated as of October 2, 2000 between the Company and John Ma (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended August 31, 2001)

+10.8	Amendment No. 3, dated August 1, 2000, to the Employment Agreement between the Company and Gregory E. Fischbach, dated as of September 1, 1994 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended December 2, 2000)

+10.9	Amendment No. 3, dated August 1, 2000, to the Employment Agreement between the Company and James Scoroposki, dated as of September 1, 1994 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended December 2, 2000)

10.10	Employment Agreement, dated as of December 20, 2001 between the Company and Edmond Sanctis (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the period ended December 2, 2001)

10.11	Revolving Credit and Security Agreement dated as of January 1, 1993 between the Company, Acclaim Distribution Inc., LJN Toys, Ltd., Acclaim Entertainment Canada, Ltd. and Arena Entertainment Inc., as borrowers, and GMAC Commercial Credit LLC as successor by merger to BNY Financial Corporation (“GMAC”), as lender, as amended and restated on February 28, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 1995), as further amended and modified by (i) the Amendment and Waiver dated November 8, 1996, (ii) the Amendment dated November 15, 1998, (iii) the Blocked Account Agreement dated November 14, 1996, (iv) Letter Agreement dated December 13, 1986, and (v) Letter Agreement dated February 24, 1997 (each incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed on March 14, 1997)

10.12	Restated and Amended Factoring Agreement dated as of February 28, 1995 between the Company and GMAC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 1995), as further amended and modified by the Amendment to Factoring Agreements dated February 24, 1997 between the Company and GMAC (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K filed on March 14, 1997)

10.13	Amendment to Revolving Credit and Security Agreement and Restated and Amended Factoring Agreement, dated March 14, 2002 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 3, 2002)

10.14	Form of Participation Agreement between GMAC and certain junior participants (incorporated by reference to Exhibit 1 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 1998)

10.15	Note and Common Stock Purchase Agreement dated March 30, 2001 between the Company and Triton Capital Management, Ltd. (incorporated by reference to exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed on April 16, 2001 (Commission File No. 333-59048))

10.16	Note and Common Stock Purchase Agreement dated March 31, 2001 between the Company and JMG Convertible Investments, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed on April 16, 2001 (Commission File No. 333-59048))

10.17	Note and Common Stock Purchase Agreement dated April 10, 2001 between the Company and Alexandra Global Investment Fund I, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-3 filed on April 16, 2001 (Commission File No.

Exhibit No.	Description

333-59048))

10.18	Note Purchase Agreement dated June 14, 2001 between the Company and Alexandra Global Investment Fund, Ltd. (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-3 filed on August 8, 2001 (Commission File No. 333-59048))

10.19	Form of Share Purchase Agreement between the Company and certain purchasers relating to the 2001 Private Placement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on September 26, 2001 (Commission File No. 333-70226))

10.20	Form of Registration Rights Agreement between the Company and certain purchasers relating to the 2001 Private Placement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on September 26, 2001 (Commission File No. 333-70226))

*10.21	License Agreement dated as of December 14, 1994 between the Company and Sony Computer Entertainment of America (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on December 17, 1996)

*10.22	Licensed Publisher Agreement dated as of April 1, 2000 between the Company and Sony Computer Entertainment America (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2001)

*10.23	Licensed Publisher Agreement dated as of November 14, 2000 by and between the Company and Sony Computer Entertainment (Europe) Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on November 28, 2001)

*10.24	Confidential License Agreement for Nintendo’s N64 Video Game System (Western Hemisphere) between Nintendo of America Inc. and the Company, effective as of February 20, 1997 (incorporated by reference to Exhibit 1 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 1998)

*10.25	Confidential License Agreement for Game Boy Advance (Western Hemisphere) between Nintendo of America Inc. and the Company, effective July 11, 2001 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the period ended August 31, 2001)

*10.26	Xbox Publisher License Agreement dated as of October 10, 2000 between the Company and Microsoft Corporation (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the period ended August 31, 2001)

*10.27	Confidential License Agreement for Nintendo GameCube by and between the Company and Nintendo of America Inc., dated as of the 15th day of November, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 4, 2001)

10.28	Form of Share Purchase Agreement between the Company and certain purchasers relating to the February 2002 Private Placement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on March 15, 2002 (Commission File No. 333-84368))

10.29	Form of Registration Rights Agreement between the Company and certain purchasers relating to the February 2002 Private Placement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed on March 15, 2002 (Commission File No. 333-84368))

10.30	Promissory Note executed by Gregory E. Fischbach in favor of Acclaim Entertainment, Inc., dated July

Exhibit No.	Description

2, 2001

10.31	Promissory Note executed by James R. Scoroposki in favor of Acclaim Entertainment, Inc., dated July 2, 2001

10.32	Promissory Note executed by Gregory E. Fischbach in favor of Acclaim Entertainment, Inc., dated October 1, 2001

10.33	Promissory Note executed by James R. Scoroposki in favor of Acclaim Entertainment, Inc., dated October 1, 2001

10.34	Amendment, dated June 25, 2002, to Promissory Note, dated July 2, 2001, executed by Gregory E. Fischbach in favor of Acclaim Entertainment, Inc.

10.35	Amendment, dated June 25, 2002, to Promissory Note, dated July 2, 2001, executed by James R. Scoroposki in favor of Acclaim Entertainment, Inc.

10.36	Amendment, dated June 25, 2002, to Promissory Note, dated October 1, 2001, executed by Gregory E. Fischbach in favor of Acclaim Entertainment, Inc.

10.37	Amendment, dated June 25, 2002, to Promissory Note, dated October 1, 2001, executed by James R. Scoroposki in favor of Acclaim Entertainment, Inc.

10.38	Promissory Note executed by Simon Hosken in favor of Acclaim Entertainment, Inc., dated October 31, 2002.

10.39	Amendment and Modification to Revolving Credit and Security Agreement, dated June 29, 2003

10.40	Amended and Restated Cash Deposit Agreement between Gregory E. Fischbach and GMAC Commercial Finance, LLC, dated June 29, 2003

10.41	Amended and Restated Cash Deposit Agreement between James Scoroposki and GMAC Commercial Finance, LLC, dated June 29, 2003

10.42	Amended and Restated Limited Guaranty by Gregory E. Fischbach in favor of GMAC Commercial Finance, LLC, dated June 29, 2003

10.43	Amended and Restated Limited Guaranty by James Scoroposki in favor of GMAC Commercial Finance, LLC, dated June 29, 2003

10.44	Letter Agreement, dated June 29, 2003, between the Company’s Audit Committee and Gregory E. Fischbach and James Scoroposki

10.45	Form of Warrant Agreement between the Company and Gregory E. Fischbach, dated as of June 29, 2003

10.46	Form of Warrant Agreement between the Company and James Scoroposki, dated as of March 31,2003

†31	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

†32	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been granted with respect to certain portions of this exhibit, which have been omitted therefrom and have been separately filed with the Commission.
+	Management contract or compensatory plan or arrangement.
†	Filed herewith.

(b)    Current Reports on Form 8-K:

Current Report on Form 8-K filed on April 10, 2003

Current Report on Form 8-K filed on May 21, 2003

Current Report on Form 8-K filed on June 2, 2003

Current Report on Form 8-K filed on June 10, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

ACCLAIM ENTERTAINMENT, INC.

By:	/s/ RODNEY P. COUSENS

Rodney Cousens President and Chief Executive Officer

August 13, 2003

By:	/s/ GERARD F. AGOGLIA

Gerard F. Agoglia Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

August 13, 2003