Form 10-Q
period 2003-09-30
ACCLAIM ENTERTAINMENT INC
filed 2003-11-18
CIK 804888

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of November 10, 2003, 113,234,491 shares of common stock of the registrant were issued and outstanding.

ACCLAIM ENTERTAINMENT, INC.

FORM 10-Q QUARTERLY REPORT

PART I

Item 1. Consolidated financial statements

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 28, 2003	March 31, 2003
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$7,323	$4,495
Accounts receivable, net	19,917	24,303
Other receivables	598	3,360
Inventories	3,655	7,711
Prepaid expenses and other current assets	5,579	7,076
Capitalized software development costs, net	405	6,944
Building held for sale	5,628	5,424

Total Current Assets	43,105	59,313
Fixed assets, net	17,158	19,731
Other assets	1,085	893

Total Assets	$61,348	$79,937

Liabilities and Stockholders’ Deficit
Current Liabilities
Short-term borrowings	$14,567	$30,799
Trade accounts payable	29,723	28,477
Accrued expenses	31,435	28,751
Accrued selling expenses	23,001	26,649
Accrued stock-based expenses	4,582	—
Accrued restructuring costs	1,176	2,299
Mortgage payable	4,678	4,600
Income taxes payable	1,152	1,234

Total Current Liabilities	110,314	122,809
Long-Term Liabilities
Obligations under capital leases	454	632
Convertible notes	2,948	—
Other long-term liabilities	2,654	2,654

Total Liabilities	116,370	126,095

Stockholders’ Deficit
Preferred stock, $0.01 par value; 1,000 shares authorized; none issued	—	—
Common stock, $0.02 par value; 200,000 shares authorized; 109,084 and 96,621 shares issued and outstanding …	2,181	1,932
Additional paid-in capital	327,125	313,616
Accumulated deficit	(381,965)	(359,911)
Accumulated other comprehensive loss	(2,363)	(1,795)

Total Stockholders’ Deficit	(55,022)	(46,158)

Total Liabilities and Stockholders’ Deficit	$61,348	$79,937

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2003	August 31, 2002	September 28, 2003	August 31, 2002
Net revenue	$41,345	$54,055	$74,415	$116,918
Cost of revenue	20,472	33,222	40,377	59,913

Gross profit	20,873	20,833	34,038	57,005

Operating expenses
Marketing and selling	6,094	18,557	12,819	31,625
General and administrative	8,875	11,480	17,416	21,893
Research and development	7,390	15,928	18,715	25,295
Stock-based compensation	80	—	1,250	—
Restructuring	205	—	205	—

Total operating expenses	22,644	45,965	50,405	78,813

Loss from operations	(1,771)	(25,132)	(16,367)	(21,808)

Other income (expense)
Interest expense, net	(989)	(1,169)	(2,035)	(2,143)
Non-cash financing expense	(1,828)	(193)	(3,788)	(386)
Other income (expense)	583	(1,512)	136	(1,109)

Total other expense	(2,234)	(2,874)	(5,687)	(3,638)

Loss before income taxes	(4,005)	(28,006)	(22,054)	(25,446)
Income tax provision	—	224	—	249

Net loss	$(4,005)	$(28,230)	$(22,054)	$(25,695)

Net loss per share data:
Basic	$(0.04)	$(0.31)	$(0.21)	$(0.28)

Diluted	$(0.04)	$(0.31)	$(0.21)	$(0.28)

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Preferred Stock Issued	Common Stock Issued		Additional Paid-In Capital	Notes Receivable
		Shares	Amount
Balance at August 31, 2002	$—	92,471	$1,849	$318,405	$(6,947)
Net loss	—	—	—	—	—
Exercise of stock options and warrants	—	10	—	11	—
Issuance of common stock under employee stock purchase plan	—	140	3	118	—
Issuance of common stock to executive officers for providing collateral for credit agreement	—	4,000	80	1,480	—
Warrants issued to executive officers for providing collateral for credit agreement	—	—	—	305	—
Warrant modification charges in connection with common stock issuance to executive officers	—	—	—	165	—
Stock option compensation	—	—	—	79	—
Foreign currency translation gain	—	—	—	—	—

Balance at March 31, 2003	—	96,621	1,932	320,563	(6,947)
Net loss	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	80	1	56	—
Issuance of common stock in private placement, net	—	16,383	328	7,986	—
Reclassification of common stock issuance to accrued stock-based expenses	—	(4,000)	(80)	(1,480)	—
Payment of notes receivable due from executive officers	—	—	—	—	6,947
Foreign currency translation loss	—	—	—	—	—

Balance at September 28, 2003*	$—	109,084	$2,181	$327,125	$—

*	Amounts as of and for the six months ended September 28, 2003 are unaudited.

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(In thousands)

	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Income (loss)
Balance at August 31, 2002	$(292,106)	$(1,846)	$19,355
Net loss	(67,805)	—	(67,805)	(67,805)
Exercise of stock options and warrants	—	—	11	—
Issuance of common stock under employee stock purchase plan	—	—	121	—
Issuance of common stock to executive officers for providing collateral for credit agreement	—	—	1,560	—
Warrants issued to executive officers for providing collateral for credit agreement	—	—	305	—
Warrant modification charges in connection with common stock issuance to executive officers	—	—	165	—
Stock option compensation	—	—	79	—
Foreign currency translation gain	—	51	51	51

Balance at March 31, 2003	(359,911)	(1,795)	(46,158)	$(67,754)

Net loss	(22,054)	—	(22,054)	(22,054)
Issuance of common stock under employee stock purchase plan	—	—	57
Issuance of common stock in private placement, net	—	—	8,314
Reclassification of common stock issuance to accrued stock-based expenses	—	—	(1,560)
Payment of notes receivable due from executive officers	—	—	6,947
Foreign currency translation loss	—	(568)	(568)	(568)

Balance at September 28, 2003*	$(381,965)	$(2,363)	$(55,022)	$(22,622)

*	Amounts as of and for the six months ended September 28, 2003 are unaudited.

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	September 28, 2003	August 31, 2002
	(Unaudited)
Cash flows from operating activities:
Net loss	$(22,054)	$(25,695)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,987	4,384
Non-cash financing expense	3,788	386
Provision for price concessions and returns, net	13,611	55,139
Amortization of capitalized software development costs	7,084	4,862
Write-off of capitalized software development costs	304	2,478
Non-cash compensation expense	1,250	—
Gain from recovery of paid royalties	(531)	—
Gain on fixed assets disposals	(52)	—
Other non-cash items	30	489
Change in operating assets and liabilities:
Accounts receivable	(6,380)	(57,042)
Other receivables	3,178	3,263
Other assets	100	75
Inventories	4,189	(663)
Prepaid expenses	(1,723)	(93)
Capitalized software development costs	(836)	(14,136)
Accounts payable	804	10,947
Accrued expenses	(6,751)	15,905
Income taxes payable	(131)	646
Other long-term liabilities	—	(141)

Net cash (used in) provided by operating activities	(1,133)	804

Cash flows from investing activities:
Acquisition of fixed assets	(226)	(3,352)
Proceeds from disposal of fixed assets	83	2
Other assets	18	2

Net cash used in investing activities	(125)	(3,348)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	5,500	—
Repayment of promissory notes	(268)	—
Payment of mortgages	(89)	(486)
Proceeds from payment of notes receivable	6,947	—
(Payment of) proceeds from short-term bank loans, net	(16,024)	9,718
Proceeds from exercises of stock options and warrants	—	1,537
Payment of obligations under capital leases	(520)	(351)
Payment of private placement fees	—	(2,025)
Net proceeds from issuances of common stock	8,314	—
Proceeds from issuance of common stock under employee stock purchase plan	57	294

Net cash provided by financing activities	3,917	8,687

Effect of exchange rate changes on cash	169	766

Net increase in cash and cash equivalents	2,828	6,909

Cash and cash equivalents: beginning of period	4,495	44,095

Cash and cash equivalents: end of period	$7,323	$51,004

Supplemental schedule of non-cash financing activities:
Acquisition of equipment under capital leases	$166	$947
Cash paid during the period for:
Interest	$2,144	$3,200
Income taxes	$123	$—

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

The accompanying consolidated financial statements include our results of operations for the three and six month periods ended September 28, 2003, and the most comparable reported periods of the prior year, the three and six month periods ended August 31, 2002. We have presented the three and six month periods ended August 31, 2002 as prior year comparatives to the current year periods because the seasonal factors affecting both periods are similar, the data is comparable and recasting our prior year results of operations and related supporting schedules would not have been practicable nor cost justified.

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

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As of March 31, 2003, our independent auditors’ report, as prepared by KPMG LLP and dated May 20, 2003, included an explanatory paragraph relating to the substantial doubt as to our ability to continue as a going concern due to working capital and stockholders’ deficits as of March 31, 2003 and the recurring use of cash in operating activities. For the six months ended September 28, 2003 we had a net loss of $22,054 and used $1,133 of cash in operating activities. As of September 28, 2003, we had a stockholders’ deficit of $55,022, a working capital deficit of $67,209 and cash and cash equivalents of $7,323. These factors have continued to raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and, based on management’s plans described below, have been prepared on a going concern basis.

Our short-term liquidity has been supplemented with borrowings under our North American and International credit facilities with our primary lender. To enhance our short-term liquidity, during fiscal 2003, we implemented targeted expense reductions through a business restructuring. In connection with the restructuring, we reduced our fixed and variable expenses, closed our Salt Lake City, Utah software development studio, redeployed various company assets, eliminated certain marginal software titles under development, reduced our staff and staff related expenses and lowered our overall marketing expenditures. Additionally, on March 31, 2003, our primary lender had advanced to us a supplemental discretionary loan of $11,000 through May 31, 2003. In accordance with the terms of the amendment to our credit agreement that afforded us the supplemental discretionary loan, as of May 31, 2003, we repaid $6,000 of the supplemental discretionary loan and as of September 26, 2003, we repaid the remaining $5,000. During the six months ended September 28, 2003, our Co-chairmen fully repaid a total of $6,947 of their outstanding loans and related accrued interest of $873. Additionally, in June 2003, we completed a private placement of 16,383 shares of our common stock to a limited group of private investors, resulting in net proceeds to us of $8,314. In September and October 2003, we completed the sale of our 10% convertible subordinated notes, resulting in gross proceeds of $11,863 of which $5,500 was received as of September 28, 2003.

Our future liquidity will significantly depend in whole or in part on our ability to (1) timely develop and market new software products that meet or exceed our operating plans, (2) realize long-term benefits from our implemented expense reductions, and (3) continue to enjoy the support of our primary lender and vendors. If we do not substantially achieve our overall projected revenue levels as reflected in our business operating plan, continue to realize additional benefits from the expense reductions we have implemented, and timely close on the new domestic loan facility with our primary lender, we will either need to make further significant expense reductions, including, without limitation, the sale of certain assets or the consolidation or closing of certain operations, additional staff reductions, and/or the delay, cancellation or reduction of certain product development and marketing programs. Additionally, some of these measures may require third party consents or approvals from our primary lender and others, and there can be no assurance those consents or approvals will be obtained.

In the event that we do not achieve our business operating plan, continue to derive significant expense savings from our implemented expense reductions and timely close on the new domestic loan facility with our primary lender, we cannot assure our stockholders that our future operating cash flows will be sufficient to meet our operating requirements and debt service requirements. If any of the preceding events were to occur, our operations and liquidity would be materially and adversely affected and we could be forced to cease operations.

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

On November 12, 2003, we received notification from The Nasdaq Stock Market, Inc. that, in Nasdaq’s opinion, the structure of our September/October 2003 private offering of the Notes (please see note 13A) was not in compliance with NASD Marketplace Rule 4350(i)(1)(d). The Note offering was structured in a manner we believe complied with Nasdaq’s published rules. Based upon our continuing discussions with Nasdaq and the holders of the Notes, while there can be no assurance, we believe we will be successful in resolving this matter; however, the ultimate resolution of this matter is not determinable at this time and, if the terms of the securities are modified, it could have a material impact on the financial statements of the Company. In the event that we and Nasdaq cannot resolve this matter, then our securities would be subject to delisting. If a delisting proceeding is commenced, we have the right to appeal such determination; however, there can be no assurance that such an appeal would be successful.

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

Allowances for price concessions and returns are reflected as a reduction of accounts receivable when we have agreed to grant credits to our customers; otherwise, they are reflected as an accrued liability. Our allowance for price concessions and returns, including both the accounts receivable and accrued liability components, is summarized below:

	September 28, 2003	March 31, 2003
Gross accounts receivable (please see note 2)	$35,884	$50,980

Allowances:
Accounts receivable allowance (please see note 2)	$15,967	$26,677
Accrued price concessions (please see note 10)	16,213	19,623
Accrued rebates (please see note 10) …	3,251	2,010

Total allowances	$35,431	$48,310

E. Interest Expense, Net

Interest expense, net is comprised of:

	Three Months Ended		Six Months Ended
	September 28, 2003	August 31, 2002	September 28, 2003	August 31, 2002
Interest income	$54	$792	$148	$1,018
Interest expense	(1,043)	(1,961)	(2,183)	(3,161)

	$(989)	$(1,169)	$(2,035)	$(2,143)

F. Shipping and Handling Costs

We record shipping and handling costs as a component of general and administrative expenses. We do not invoice our customers for and have no revenue related to shipping and handling costs. These costs amounted to $969 for the three months ended September 28, 2003, $1,482 for the three months ended August 31, 2002, $2,028 for the six months ended September 28, 2003 and $2,632 for the six months ended August 31, 2002.

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

H. Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, (SFAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure”, amending FASB Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement for the fiscal year ended March 31, 2003. The application of the disclosure portion of this standard had no impact on our consolidated financial position or results of operations. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in calendar 2004. We will continue to monitor their progress on the issuance of this standard as well as evaluate our position with respect to current guidelines.

We used the Black Scholes option-pricing model to calculate the fair values of the stock options we granted with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 28, 2003	August 31, 2002	September 28, 2003	August 31, 2002
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	2.2%	3.0%	2.0%	3.5%
Expected stock volatility	128%	52%	128%	52%
Expected option life	3 yrs	3 yrs	3 yrs	3 yrs

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

We account for our stock option grants to employees under APB Opinion No. 25 using the intrinsic value method and, accordingly, have recognized no compensation cost for those stock option grants we made which had an exercise price equal to or greater than the market value of our common stock on the dates of grant. Had we applied the fair value method under SFAS No. 123, our net loss and net loss per share on a pro forma basis would have been the following:

	Three Months Ended		Six Months Ended
	September 28, 2003	August 31, 2002	September 28, 2003	August 31, 2002
Net loss:
As reported	$(4,005)	$(28,230)	$(22,054)	$(25,695)
Add: Stock-based compensation expense included in net loss (please see note 11)	80	—	1,250	—
Deduct: Total stock-based employee compensation expense using fair value method	(878)	(1,168)	(2,881)	(2,308)

Pro forma	$(4,803)	$(29,398)	$(23,685)	$(28,003)

Diluted net loss per share:
As reported	$(0.04)	$(0.31)	$(0.21)	$(0.28)

Pro forma	$(0.04)	$(0.32)	$(0.23)	$(0.30)

Stock-based compensation of $80 for the three months ended September 28, 2003 and $1,250 for the six months ended September 28, 2003 was excluded from general and administrative expenses and classified separately on the statements of operations.

I. New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, (FIN 46) “Consolidation of Variable Interest Entities.” The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. The Interpretation requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. We do not currently have any variable interest entities and, therefore, the adoption of FIN 46 will not affect our financial statements.

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

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 with one exception, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement during the second quarter of fiscal 2004 did not have an impact on our financial statements.

J. Comprehensive Loss

Comprehensive loss for the six months ended September 28, 2003 is presented in the accompanying Consolidated Statement of Stockholders’ Equity (Deficit) and was $4,399 for the three months ended September 28, 2003, $28,155 for the three months ended August 31, 2002 and $25,891 for the six months ended August 31, 2002.

K. Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. ACCOUNTS RECEIVABLE

Accounts receivable are comprised of:

	September 28, 2003	March 31, 2003
Assigned receivables due from factor	$30,158	$42,704
Unfactored accounts receivable	5,726	8,276

	35,884	50,980
Allowance for price concessions and returns	(15,967)	(26,677)

	$19,917	$24,303

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

Before our primary lender purchases our U.S. accounts receivable and remits payment to us for the purchase price, it may, in its discretion, provide us cash advances under our North American credit agreement (please see note 13B) taking into account the assigned receivables due from our customers, among other factors. As of September 28, 2003, our primary lender was advancing us 60% of the eligible receivables due from our retail customers. The factoring charge of 0.25% of assigned accounts receivable, with invoice payment terms of up to 60 days and an additional 0.125% for each additional 30 days or portion thereof, is recorded in interest expense. Additionally, our factor, utilizing an asset based borrowing formula, advances us cash equal to 50% of our inventory that is not in excess of 60 days old.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

3. OTHER RECEIVABLES

Other receivables are comprised of:

	September 28, 2003	March 31, 2003
Foreign value added tax	$164	$—
Notes receivable and accrued interest due from officers (please see note 16)	298	1,469
Licensing fee recovery	—	1,415
Other	136	476

	$598	$3,360

4. INVENTORIES

Inventories are comprised of:

	September 28, 2003	March 31, 2003
Raw material and work-in-process	$124	$131
Finished goods	3,531	7,580

	$3,655	$7,711

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of:

	September 28, 2003	March 31, 2003
Prepaid advertising	$291	$414
Prepaid product	2,122	28
Prepaid insurance	1,566	3,122
Prepaid taxes	242	326
Royalty advances	541	754
Financing costs (please see note 13)	—	1,724
Other prepaid expenses	817	708

	$5,579	$7,076

6. BUILDING HELD FOR SALE AND MORTGAGE PAYABLE

In March 2003, we committed ourselves to a plan to sell our building located in the United Kingdom. Since then the building has not been in use. As of September 28, 2003, the net carrying value of the building of $5,628 (£3,448) which was equal to its fair value as determined by an independent appraisal in fiscal 2003, was classified as a current asset and its associated mortgage payable of $4,678 was classified as a current liability, as we expect to sell the building within a year. We are required to make quarterly principal payments of $229 (£137.5) toward repayment of the mortgage pursuant to the associated U.K. secured credit facility. The U.K. bank charges us interest at 2.00% above LIBOR (5.67% as of September 28, 2003; 5.94% as of March 31, 2003).

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

7. FIXED ASSETS

Fixed assets are comprised of:

	September 28, 2003	March 31, 2003
Buildings and improvements	$20,163	$20,155
Furniture, fixtures and equipment	40,459	43,405
Automotive equipment	396	394

	61,018	63,954
Accumulated depreciation	(43,860)	(44,223)

	$17,158	$19,731

8. OTHER ASSETS

Other assets are comprised of:

	September 28, 2003	March 31, 2003
Deferred financing costs	$654	$320
Deposits	431	473
Notes receivable due from officers (please see note 16)	—	100

	$1,085	$893

9. ACCRUED EXPENSES

Accrued expenses are comprised of:

	September 28, 2003	March 31, 2003
Accrued advertising and marketing	$389	$300
Accrued consulting and professional fees	2,308	1,201
Accrued excise and other taxes	1,955	1,197
Accrued liabilities for derivatives (Please see Note 13A)	2,552	—
Accrued convertible note placement agent fees	120	—
Accrued duty and freight	990	887
Accrued litigation	1,378	1,535
Accrued payroll	3,613	4,002
Accrued purchases	6,467	4,893
Accrued royalties payable and licensing obligations	8,446	12,188
Other accrued expenses	3,217	2,548

	$31,435	$28,751

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

10. ACCRUED SELLING EXPENSES

Accrued selling expenses are comprised of:

	September 28, 2003	March 31, 2003
Accrued cooperative advertising	$1,661	$3,187
Accrued price concessions	16,213	19,623
Accrued sales commissions	1,876	1,829
Accrued rebates	3,251	2,010

	$23,001	$26,649

11. ACCRUED STOCK-BASED EXPENSES

Accrued stock-based expenses is comprised of liabilities that are expected to be settled through the issuance of 5,500 shares of our common stock (4,000 shares to two executive officers and 1,500 shares to our newly appointed CEO), but which require stockholder approval prior to such issuances under NASD Rules. The fair value of the shares which are reflected as accrued stock-based expenses as of September 28, 2003 are $3,332 and $1,250, respectively. The Compensation Committee and the Board of Directors have approved the issuance of 1,500 common shares to an executive officer for his promotion to CEO in May 2003 and 4,000 common shares to two other executive officers in March 2003 (please see note 13B), respectively, but stockholder ratification of those issuances is required. Until our Annual Meeting of Stockholders, where our stockholders will vote on whether to approve these stock issuances, the liabilities associated with these issuances will fluctuate with the market value of the related common stock, which was $.83 per share on September 28, 2003. The $1,250 market value, as of September 28, 2003, of the 1,500 common shares for our newly appointed CEO was recorded as stock-based compensation expense during the six months ended September 28, 2003.

12. ACCRUED RESTRUCTURING COSTS

In December 2002 and January 2003, we restructured our operations in order to lower our operating expenses and improve our operating cash flows. Under the plan, we closed our software development studio located in Salt Lake City, Utah, and reduced global administrative headcount. The studio closing was designed to achieve financial efficiencies through consolidation of all our domestic internal product development. The closure of the development studio and reduction of our global administrative headcount reduced our overall headcount by approximately 100 employees and resulted in initial restructuring charges of $4,824 during fiscal 2003. The restructuring charges included accruals for employee termination costs, the write-off of certain fixed assets and leasehold improvements and the accrual of the development studio lease commitment, which is net of estimated sub-lease rental income. An adjustment to our forecast of sub-lease rental income and additional lease costs resulted in an increase to the restructuring charge of $205 during the three months ended September 28, 2003. The development studio lease commitment expires in May 2007 and the employee severance agreements expire over various periods through April 2004. No restructuring charges were incurred for the three and six months ended June 29, 2003 or August 31, 2002, respectively.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The following table presents the components of the change in the balance of accrued restructuring charges for the three and six months ended September 28, 2003:

	Three Months Ended September 28, 2003	Six Months Ended September 28, 2003
Accrued restructuring costs, beginning of period	$1,383	$2,299
Adjustments to lease costs and estimated sub-lease rental income	205	205
Less: costs paid	(412)	(1,328)

Ending balance as of September 28, 2003	$1,176	$1,176

13. DEBT

Debt is comprised of:

	September 28, 2003	March 31, 2003
Short term debt:
Obligations under capital leases	$567	$736
Supplemental bank loan (B)	—	11,000
Advances from International factors (C)	2,617	4,110
Advances from North American factor (B) (please see note 2)	891	4,154
Bank participation advance (D)	9,500	9,500
Promissory note (E)	469	737
Bank overdraft	523	562

	14,567	30,799

Long term debt:
10% convertible subordinated notes (A)	2,948	—
Obligations under capital leases	454	632

	3,402	632

	$17,969	$31,431

A. 10% Convertible Subordinated Notes

During September and October 2003, we raised gross proceeds of $11,863 in connection with the sale, to a limited group of private investors, of our 10% convertible subordinated notes (the “Notes”), due in 2010. The Notes are initially convertible into 16,385 shares of our common stock, based upon a conversion price of $0.724 per share. The conversion price is based upon the 10 day trailing average closing price of our common stock ending on September 23, 2003. In the event we obtain the authorization from our stockholders, the conversion price for the Notes will be adjusted to $0.57 per share, a 21% discount from the $0.724 conversion price. Accordingly, the Notes would then be convertible into 20,812 shares of our common stock. Interest on the Notes is due semi-annually on each April 15 and October 15, commencing April 15, 2004. The purchasers of the Notes have also received warrants to purchase approximately 4,096 shares of our common stock, at an exercise price of $0.724 per share, which exercise price will also adjust to $0.57 if stockholder approval is obtained. If we do not receive stockholder approval, then additional warrants will be issued to the purchasers of the Notes, to purchase an additional 4,096 shares at the market price of our common stock at the time of issuance.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

Subject to the consent of the holders of any senior indebtedness and our common stock price closing at an average of 200% of the Notes’ conversion price during a specified period, as defined in the agreement, we may, at our option, redeem the Notes in whole but not in part on any date on or after April 5, 2005, at a redemption price, payable in cash, equal to the outstanding principal amount of the Notes plus accrued and unpaid interest thereon to the applicable redemption date if the requirements as documented in the agreement are satisfied. In addition, subject to the consent of the holders of any senior indebtedness, the purchasers of the Notes have a put option to require us to repurchase the notes at a redemption amount equal to the greater of the principal amount of the Notes plus accrued interest thereon, or the market value of the underlying stock, if we experience a change in control.

In the event our common stock price closes at 200% of the Notes’ conversion price in effect at the time for 10 consecutive trading days, we have the right to require the holders of the warrants to exercise the warrants in full, within 10 business days following notification to the warrant holders of the forced exercise.

As of September 28, 2003, we had received $5,500 of the total gross proceeds raised in connection with the sale of the Notes. These Notes are convertible into 7,597 shares of our common stock, based on a conversion price of $0.724 per share, which may be adjusted to $0.57 per share as discussed above. Additionally, in connection with the $5,500 of Notes, as of September 28, 2003, we were obligated to issue warrants to purchase 1,899 shares of our common stock to the private investors, at an exercise price of $0.724 per share, which would be adjusted to $0.57 per share upon stockholder approval as discussed above.

The securities offered have not been registered under the Securities Act of 1933, as amended, or state securities laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, or an applicable exception therefrom. We have agreed to register the shares of our common stock underlying the Notes and warrants within 120 days following the closing. If the registration statement is not effective within 120 days of closing, we must pay a penalty of 1% of the proceeds to the purchasers of the Notes each month it is not thereafter effective.

Based on the accounting guidance in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (1) the conversion option of the Notes, (2) the warrants issued with those Notes and (3) the put option held by the purchasers of the Notes are derivative instruments because we have contractually agreed to register the common shares underlying them and the conversion option is not at a fixed rate. We have recorded these derivative instruments as liabilities, included in accrued expenses in the accompanying balance sheet, at their fair values as determined by an independent valuation. Until the underlying shares are registered and, additionally for the conversion option, until the shareholders’ meeting has occurred which will result in a fixed conversion rate, the instruments are considered derivatives and therefore the related liabilities each reporting period will be adjusted to their fair value. We will record adjustments to the liabilities each reporting period as non-cash financing expense or income in the statement of operations until the instruments are no longer considered derivatives and the then fair value of the instruments will be reclassified from a liability to additional paid-in capital.

We have allocated the proceeds from the sale of the Notes first to the fair values of the derivative instruments related to the Notes with the balance allocated to the Notes. Based on the fair values as of September 28, 2003, the proceeds allocated to the conversion feature of the Notes was $3,838, to the warrants was $1,664 and to the Notes was $6,361. The put option held by the purchasers of the Notes had no value as of September 28, 2003. The fair values of the conversion feature and the warrants represent debt discounts and will be

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

amortized to expense over the term of the Notes or, if earlier, upon their conversion to common stock. Under the terms of the Notes, they will automatically convert to common stock at $0.57 per share if and when our stockholders have approved the adjusted conversion price and the shares underlying the Notes and warrants are registered with the SEC as long as our common stock remains listed on Nasdaq. If this automatic conversion were to occur, the unamortized balance of the debt discounts would be recorded as non-cash financing expense at that time. As of September 28, 2003, we recorded a debt discount related to the conversion feature of the Notes of $1,782 and a debt discount of $770 related to the warrants which are both included accrued expenses. These debt discounts relate to the $5,500 gross proceeds raised from the sale of Notes through September 28, 2003.

We incurred placement agent fees of $654 in connection with the Notes transaction, comprised of warrants to purchase 328 shares of our common stock at an exercise price of $0.724 per share with a fair value of $120, and a cash payment of $534. We will amortize these fees on a straight-line basis over the term of the Notes or, if earlier, upon their conversion to common stock. Similar to the warrants issuable to the private investors, because the shares underlying the warrants are not registered, they are considered derivative instruments under EITF Issue No. 00-19 and therefore until the date the shares are registered, we are required to revalue the warrants on a quarterly basis and classify them in accrued expenses. The unamortized portion of these fees is included in other assets as of September 28, 2003.

B. North American Credit Agreement

Our primary lender and we are parties to a North American credit agreement, which expires on August 31, 2004. This agreement automatically renews for additional one-year periods, unless our primary lender or we terminate the agreement with 90 days’ prior notice. Under the agreement, our primary lender generally advances cash to us based on a borrowing formula that primarily takes into account the balance of our eligible U.S. receivables that the primary lender expects to purchase in the future, and to a lesser extent our finished goods inventory balances. Advances to us under the North American credit agreement bear interest at 1.50% per annum above our primary lender’s prime rate (5.50% as of September 28, 2003; 5.75% as of March 31, 2003). Borrowings that our primary lender may provide us in excess of an availability formula bear interest at 2.00% above our primary lender’s prime rate. Under the North American credit agreement, we may not borrow more than $30,000 or the amount calculated using the availability formula, whichever is less, unless our primary lender approves a supplemental discretionary loan. Our primary lender has secured all of our obligations under the North American credit agreement with substantially all of our assets. Under the terms of the North American credit agreement, we are required to maintain specified levels of working capital and tangible net worth, among other financial covenants. As of September 28, 2003 and March 31, 2003, we were not in compliance with respect to some of the financial covenants contained in the agreement and received waivers from our primary lender.

On March 31, 2003, our North American credit agreement was amended which allowed us to borrow supplemental discretionary loans of $11,000 through May 31, 2003, which thereafter was reduced to $5,000 through September 29, 2003 above the standard formula for short-term funding. In accordance with the terms of the amended credit agreement that afforded us the supplemental discretionary loan, as of May 31, 2003, we repaid $6,000 of the supplemental discretionary loan and as of September 26, 2003, we repaid the remaining $5,000. As a condition precedent to our primary lender entering into the amendment, two of our major shareholders, who are also executive officers, otherwise referred to as the Affiliates, pledged an aggregate cash deposit of $2,000 with our primary lender in order to provide a limited guarantee of our obligations. Our primary lender returned the cash deposit to the Affiliates on September 26, 2003 concurrently with our repayment of the supplemental discretionary loan. As consideration to the Affiliates for making the deposit, and based upon the

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

advice of, and a fairness opinion obtained from an independent financial advisor, on March 31, 2003, the Audit Committee approved and the Board of Directors authorized the issuance to each Affiliate of 2,000 shares of our common stock with a then aggregate market value of $1,560 ($3,332 as of September 28, 2003) and a warrant to purchase 500 shares of our common stock at an exercise price of $0.50 per share with an aggregate fair value of $305.

In June 2003, Nasdaq advised us that their then unpublished internal interpretation of NASD Marketplace Rule 4350(i)(1)(a) requires us to obtain stockholder ratification of the issuance of the shares to the Affiliates. Therefore, the issuance of the 4,000 common shares are subject to stockholder approval, as included in our forthcoming 2003 Proxy Statement, and variable accounting is being applied to the issuance. Nasdaq has subsequently published a proposed amendment to Marketplace Rule 4350(i)(1)(a) which addresses this issue. Since the common shares are now forfeitable, as of June 29, 2003, we reclassified the $1,560 aggregate market value of the shares at issuance from stockholders’ equity to accrued stock-based expenses. We are required to revalue the common shares at each quarter-end, until the market value is fixed if and when the stockholders approve the share issuance. Accordingly, during the six month period ended September 28, 2003 we increased accrued stock-based expenses by $1,772 to the market value of the common shares of $3,332 as of September 28, 2003.

We have expensed the fair value of the stock-based and warrant-based consideration provided to the Affiliates as a non-cash financing expense over the period between the date the initial supplemental loans were advanced in February 2003 and the date they were fully repaid, September 26, 2003. Non-cash financing expense was $1,630 for the three months ended September 28, 2003 and $3,332 for the six months ended September 28, 2003.

There were advances outstanding within the standard borrowing formula under the North American credit agreement of $891 as of September 28, 2003 and $4,154 as of March 31, 2003. The supplemental discretionary loan outstanding was fully repaid as of September 28, 2003 and amounted to $11,000 as of March 31, 2003.

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

C. Advances from International Factors

In fiscal 2001, several of our international subsidiaries entered into a receivables facility with our U.K. bank. Under the international facility, we can obtain financing of up to the lesser of approximately $18,000 or 60% of the aggregate amount of eligible receivables from our international operations. The amounts we borrow under the international facility bear interest at 2.00% per annum above LIBOR (5.07% as of September 28, 2003 and 5.17% as of March 31, 2003). This international facility has a term of three years, which automatically renews for additional one-year periods thereafter unless either our U.K. bank (GMAC) or we terminate it upon 90

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

days’ prior notice. Our U.K. bank (GMAC) has secured the international facility with the accounts receivable and assets of our international subsidiaries that participate in the facility. We had an outstanding balance under the international facility of $1,608 as of September 28, 2003 and $4,110 as of March 31, 2003.

In September 2003, a French bank advanced our local subsidiary $1,009 based on the outstanding balances of selected accounts receivable invoices. Customer payments of those invoices made directly to the French bank will be applied to repay the outstanding loan. Our French subsidiary retains the credit risk for the invoices and therefore will cover any customer collection shortfall. The borrowed funds bear interest at 1.30% per annum above the one month EURIBOR rate (3.4% as of September 28, 2003).

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

E. Promissory Note

In March 2003, we provided a promissory note to an independent software developer in the amount of $804. The balance of the note was $469 as of September 28, 2003 and $737 as of March 31, 2003. The note bears interest at a rate of 8% per annum and is due to be fully paid by February 2004.

F. Our debt matures as follows:

Fiscal years ending March 31,
2004	$4,830
2005	9,980
2006	174
2007	37
2008	—
Thereafter	2,948

$17,969

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

14. LOSS PER SHARE

	Three Months Ended		Six Months Ended
	September 28, 2003	August 31, 2002	September 28, 2003	August 31, 2002
Basic and Diluted EPS Computation:
Net loss	$(4,005)	$(28,230)	$(22,054)	$(25,695)

Weighted average common shares outstanding	109,084	92,463	103,104	92,014

Basic and Diluted net loss per share	$(0.04)	$(0.31)	$(0.21)	$(0.28)

We have excluded the effect of stock options, warrants and our outstanding 10% convertible notes in our calculation of diluted loss per share for the three and six months ended September 28, 2003 and August 31, 2002 because their impact would have been antidilutive. Common stock equivalents excluded from loss per share amounted to 13,552 options and 7,060 warrants as of September 28, 2003 and 12,930 options and 3,945 warrants as of August 31, 2002.

15. EQUITY

In June 2003, we received net proceeds of $8,314 from a private placement of 16,383 shares of our common stock at prices ranging from $0.50 to $0.60 per share. The per share price represented an approximate 20% discount to the current recent public trading price of our common stock. In August 2003, our registration statement covering the shares of common stock issued in the offering became effective. Based on the purchase agreement, we were obligated to pay each investor an amount equal to 1% of the purchase price paid for the shares for every 30-day period which passed commencing August 3, 2003 that the registration statement was not declared effective. Because the registration statement was declared effective subsequent to August 3, 2003, we recorded a charge of $90 which is included in other income (expense) for the three and six months ended September 28, 2003 and accrued expenses as of September 28, 2003. In connection with the private placement, we issued warrants to purchase 478 shares of our common stock with an exercise price of $0.50 per share to certain of the private placement investors and the placement agent. In addition, as a result of the private placement and anti-dilution provisions included in certain warrants then outstanding, the number of shares issuable under the warrants increased and the exercise price of the warrants decreased to $0.50 per share. The following table summarizes the warrant modifications:

	Modified		Original		Expiration Date
Issuance Purpose	Number	Exercise Price	Number	Exercise Price
Junior Participation	2,032	$0.50	1,270	$1.25	March, 2006
2002 Officer	2,283	0.50	1,250	2.88	April, 2012

	4,315	0.50	2,520	2.06

On March 31, 2003, as a result of the 4,000 common shares authorized to be issued to the Affiliates in connection with the amendment to the North American credit agreement with our primary lender (please see note 13B) and the anti-dilution provisions associated with certain warrants outstanding on the date of our authorization to issue the shares unrelated to the Affiliates, the number of shares issuable under the warrants increased and the exercise price decreased to $0.39 per share. We have amortized the excess of the fair value of the total modified warrants over the fair value of the original warrants of $165, as calculated using the Black-Scholes option pricing model, as a non-cash financing expense on a straight-line basis over the period between March 31, 2003 through September 26, 2003, the date on which we fully repaid the discretionary supplemental loan. The related non-cash financing expense amounted to $82 for the three months ended September 28, 2003 and $165 for the six months ended September 28, 2003.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

As of September 28, 2003 and March 31, 2003, we had common shares reserved for issuance for the following warrants:

	September 28, 2003		March 31, 2003
Issuance Purpose	Number	Exercise Price	Number	Exercise Price
Junior participation	2,032	$0.50	1,270	$1.25
2002 officer	2,283	0.50	1,250	2.88
2003 officer	1,000	0.50	1,000	0.50
1997 financing	569	0.39	569	0.39
2000 financing	210	0.39	210	0.39
2002 financing	255	0.39	255	0.39
2001 private placement	233	3.46	233	3.46
2003 private placement	478	0.50	—	—

	7,060	0.58	4,787	1.44

Please see note 13B regarding 4,000 shares issued to our Co-Chairmen as consideration for their depositing a total of $2,000 with our primary lender in order to provide a limited guarantee on our obligations.

16. RELATED PARTY TRANSACTIONS

Fees for services

We pay sales commissions to a firm which is owned and controlled by one of our co-chairmen. That firm earns these sales commissions based on the amount of our software sales that firm generates. Commissions earned by that firm amounted to $(32) for the three months ended September 28, 2003, $100 for the three months ended August 31, 2002, $(13) for the six months ended September 28, 2003 and $239 for the six months ended August 31, 2002. We owed that firm $366 as of September 28, 2003 and $498 as of March 31, 2003.

During previous fiscal years we received legal services from two separate law firms of which two members of our Board of Directors are partners. In connection with the one firm which continues to represent us, we incurred fees of $227 for the three months ended September 28, 2003, $181 for the three months ended August 31, 2002, $447 for the six months ended September 28, 2003 and $347 for the six months ended August 31, 2002. For the firm that no longer represents us, we incurred fees of $5 for the three months ended August 31, 2002 and $10 for the six months ended August 31, 2002. We owed the firm that continues to represent us, legal fees of $263 as of September 28, 2003 and $353 as of March 31, 2003.

Notes receivable

In October 2002, we loaned a senior executive $300 under a promissory note for the purpose of purchasing a new residence. Our Compensation Committee approved the terms and provisions of the loan in April 2002. The promissory note bears interest at a rate of 6.00% per annum. Security for the repayment of the promissory note is a mortgage on the executive’s principal residence. The maturity date of the note is November 1, 2005. In May 2003, in accordance with the note’s original terms, 50% of the loan was forgiven. An additional 25% will be forgiven in each of October 2004 and October 2005 so long as the executive remains employed with Acclaim. If the executive voluntarily leaves the employment of Acclaim or is terminated for cause, at any time prior to the maturity date of the note, the executive must repay a pro-rata portion of the unpaid principal balance of the loan plus accrued and unpaid interest thereon. We are recording compensation expense for the principal balance of the loan over the periods that each portion will be forgiven. Accordingly, during the six months ended September 28, 2003, we expensed $119 of the unamortized principal balance. The unamortized principal balance under the loan, included in other receivables, was $48 as of September 28, 2003 and $167 as of March 31, 2003.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

In October 2001, we issued a total of 1,125 shares of our common stock to two of our executive officers when they exercised their warrants with an exercise price of $3.00 per share. For the shares we issued, we received cash of $23 for their par value and two promissory notes totaling $3,352 for the unpaid portion of the exercise price of the warrants. The principal amount and accrued interest were due and payable on August 31, 2003. The notes provided us full recourse against the officers’ assets. The notes bore interest at our primary lender’s prime rate plus 1.50% per annum. As of September 26, 2003, the two executive officers had fully repaid the principal balance and related accrued interest under the notes. As of March 31, 2003, the principal balance outstanding under the notes was $3,352, classified as a contra-equity balance in additional paid-in-capital, and accrued interest receivable on the notes amounted to $324, included in other receivables.

In July 2001, we issued a total of 1,500 shares of our common stock to two of our executive officers when they exercised their warrants with an exercise price of $2.42 per share. For the shares issued, we received cash of $30 for their par value and two promissory notes totaling $3,595 for the unpaid portion of the exercise price of the warrants. The principal amount and accrued interest were due and payable on August 31, 2003 and bore interest at our primary lender’s prime rate plus 1.50%. In June 2003, the two executive officers repaid in full the principal amount of the notes of $3,595 and all related accrued interest of $464 then outstanding under the notes. As of March 31, 2003, the principal balance outstanding under the notes was $3,595, classified as a contra-equity balance in additional paid-in-capital, and accrued interest receivable on the notes amounted to $426, included in other receivables.

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

In August 1998, relating to an officer’s employment agreement, we loaned one of our officers $500 under a promissory note. We reduced the note balance by $50 in August 1999, relating to the officer’s employment agreement, and by $200 in January 2000 relating to the employee’s termination. The note bears no interest and must be repaid on the earlier to occur of the sale or transfer of the former officer’s personal residence or August 11, 2003. Currently, we are actively pursuing collection of the $250 outstanding balance of the note included in other receivables.

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

Warrants

In October 2001, we issued to two of our executive officers warrants to purchase a total of 1,250 shares of our common stock at an exercise price of $2.88 per share, the fair market value of our common stock on the grant date. We issued the warrants to the officers in consideration for their services and personal pledge of 1,250 shares of our common stock to our primary lender, as additional security for our supplemental discretionary loans (please see note 13B).

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

17. SEGMENT INFORMATION

Our chief operating decision-maker is our Chief Executive Officer. We have two reportable segments, North America and Europe and Pacific Rim, which we organize, manage and analyze geographically and which operate in one industry segment: the development, marketing and distribution of entertainment software. We have presented information about our operations for the three and six months ended September 28, 2003 and August 31, 2002 below:

	North America	Europe and Pacific Rim	Eliminations	Total
Three Months Ended September 28, 2003
Net revenue from external customers	$23,240	$18,105	$—	$41,345
Intersegment sales	5	—	(5)	—

Total net revenue	$23,245	$18,105	$(5)	$41,345

Interest income	$39	$15	$—	$54
Interest expense	879	164	—	1,043
Depreciation and amortization	1,229	238	—	1,467
Operating profit (loss)	2,518	(4,289)	—	(1,771)

Three Months Ended August 31, 2002
Net revenue from external customers	$29,501	$24,554	$—	$54,055
Intersegment sales	45	1,854	(1,899)	—

Total net revenue	$29,546	$26,408	$(1,899)	$54,055

Interest income	$766	$26	$—	$792
Interest expense	1,687	274	—	1,961
Depreciation and amortization	1,718	460	—	2,178
Operating loss	(18,669)	(6,463)	—	(25,132)

Six Months Ended September 28, 2003
Net revenue from external customers	$38,801	$35,614	$—	$74,415
Intersegment revenue	5	—	(5)	—

Total net revenue	$38,806	$35,614	$(5)	$74,415

Interest income	$104	$44	$—	$148
Interest expense	1,827	356	—	2,183
Depreciation and amortization	2,505	482	—	2,987
Operating loss	(8,735)	(7,632)	—	(16,367)
Identifiable assets as of September 28, 2003	35,651	25,697	—	61,348

Six Months Ended August 31, 2002
Net revenue from external customers	$73,414	$43,504	$—	$116,918
Intersegment revenue	71	5,984	(6,055)	—

Total net revenue	$73,485	$49,488	$(6,055)	$116,918

Interest income	$981	$37	$—	$1,018
Interest expense	2,672	489	—	3,161
Depreciation and amortization	3,549	835	—	4,384
Operating loss	(19,537)	(2,271)	—	(21,808)
Identifiable assets as of August 31, 2002	139,543	43,352	—	182,895

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

Our gross revenue was derived from the following product categories:

	Three Months Ended		Six Months Ended
	September 28, 2003	August 31, 2002	September 28, 2003	August 31, 2002
Cartridge-based software:
Nintendo Game Boy	3%	6%	3%	7%

Subtotal for cartridge-based software	3%	6%	3%	7%

Disc-based software:
Sony PlayStation 2: 128-bit	61%	51%	52%	45%
Sony PlayStation 1: 32-bit	3%	2%	4%	2%
Microsoft Xbox: 128-bit	22%	21%	26%	20%
Nintendo GameCube: 128-bit	9%	19%	12%	24%

Subtotal for disc-based software	95%	93%	94%	91%

PC software	2%	1%	3%	2%

Total	100%	100%	100%	100%

Gross revenue by studio:
Internal	49%	72%	40%	58%
External	51%	28%	60%	42%

Total	100%	100%	100%	100%

Gross revenue by segment:
Domestic	55%	69%	49%	69%
International	45%	31%	51%	31%

Total	100%	100%	100%	100%

18. COMMITMENTS AND INDEMNIFICATION

A. Legal Proceedings

On July 11, 2003, we were notified by the Securities and Exchange Commission (the “Commission”) that we have been included in a formal, non-public inquiry entitled “In the Matter of Certain Videogame Manufacturers” that the Commission is conducting. In connection with that inquiry we were required to provide to the Commission certain information. The Commission has advised us that “this request for information should not be construed as an indication from the SEC or its staff that any violation of the law has occurred, nor should it reflect negatively on any person, entity or security.” We have and are continuing to fully cooperate with the inquiry.

Earlier this year, fourteen class action complaints asserting violations of federal securities laws were filed against the Company and certain of its officers and/or directors. By order dated July 3, 2003, the Court consolidated all fourteen actions into one action entitled In re Acclaim Entertainment, Inc. Securities Litigation, Master File No. 2, 03-CV-1270 (E.D.N.Y.) (JS) (ETB), and appointed class members Penn Capital Management, Robert L. Mannard and Steve Russo as lead plaintiffs, and also approved lead plaintiffs’ selection of counsel. Plaintiffs served a Consolidated Amended Complaint (the “Consolidated Complaint”) on or about September 1, 2003. The defendants in the consolidated action are the Company, Gregory Fischbach, Edmond Sanctis, James

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

Scoroposki and Gerard F. Agoglia. The Consolidated Complaint alleges a class period from October 14, 1999 through January 13, 2003. The Consolidated Complaint alleges that the Company engaged in a variety of wrongful practices which rendered statements made by the Company and its financial statements to be false and misleading. Among other purported wrongful practices, the Consolidated Complaint alleges that Acclaim engaged in “channel stuffing,” a practice by which Acclaim allegedly delivered excess inventory to its distributors to meet or exceed analysts’ earnings expectations and inflate its sales results; entered into “conditional sales agreements” whereby Acclaim’s customers allegedly were induced to accept delivery of Acclaim products prior to a quarter-end reporting period on the condition that Acclaim would accept the return of any unsold product after the quarter-end, and that Acclaim falsified sales reports and manipulated the timing and recognition of price concessions and discounts granted to its retail customers. The Consolidated Complaint further alleges that Acclaim engaged in improper accounting practices, including the improper recognition of sales revenue; manipulation of reserves associated with concessions, chargebacks and/or sales discounts granted to customers; and the improper reporting of software development costs. The Consolidated Complaint alleges that as a result of these practices defendants violated § 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and that the individual defendants violated § 20(a) of the 1934 Act. The Consolidated Complaint seeks compensatory damages in an unspecified amount. Pursuant to an agreement with plaintiffs, defendants’ time to answer, move or otherwise respond to the Consolidated Complaint has been extended to December 3, 2003. A preliminary conference before the Court is scheduled for December 5, 2003. We are defending this action vigorously.

In 1999 we received a demand for indemnification from the defendant Lazer-Tron Corporation in a matter entitled J. Richard Oltmann v. Steve Simon, No. 98 C1759 and Steve Simon v. J. Richard Oltmann, J Richard Oltmann Enterprises, Inc., d/b/a Haunted Trails Amusement Parks, and RLT Acquisitions, Inc., d/b/a Lazer-Tron, No. A 98CA 426, consolidated as U.S. District Court Northern District of Illinois Case No. 99 C 1055. The Lazer-Tron action involved the assertion by plaintiff Simon that defendants Oltmann, Haunted Trails and Lazer-Tron misappropriated plaintiff’s trade secrets. Plaintiff alleges claims for Lanham Act violations, unfair competition, misappropriation of trade secrets, conspiracy, and fraud against all defendants, and seeks damages in unspecified amounts, including treble damages for Lanham Act claims, and an accounting. Pursuant to an asset purchase agreement made as of March 5, 1997, we sold Lazer-Tron to RLT Acquisitions, Inc. Under the asset purchase agreement, we assumed and excluded specific liabilities, and agreed to indemnify RLT for certain losses, as specified in the asset purchase agreement. In an August 1, 2000 letter, counsel for Lazer-Tron in the Lazer-Tron action asserted that our indemnification obligations in the asset purchase agreement applied to the Lazer-Tron action, and demanded that we indemnify Lazer-Tron for any losses which may be incurred in the Lazer-Tron action. In an August 22, 2000 response, we asserted that any losses which may result from the Lazer-Tron action are not assumed liabilities under the asset purchase agreement for which we must indemnify Lazer-Tron. Upon review of applicable court dockets, the defendants in this action were granted summary judgment dismissing the plaintiff’s claims; therefore we have no indemnification obligations under the asset purchase agreement.

An action entitled David Mirra v. Acclaim Entertainment, Inc., CV-03-575 was filed in the United States District Court for the Eastern District of New York on February 5, 2003. We have since amicably resolved our differences with Mr. Mirra surrounding this matter. Mr. Mirra’s lawsuit against us was settled with no monetary or other damages being paid by either party, and Mr. Mirra will continue, uninterrupted, to be under contract with us until the year 2011.

We are also party to various litigations arising in the ordinary course of our business, the resolution of which, we believe, will not have a material adverse effect on our liquidity or results of operations.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

B. Indemnification

Under the terms of substantially all of our software revenue sharing agreements with customers that, among other things, rent our software to consumers, we have agreed to indemnify our customers for all costs and damages arising from claims against such customers based on, among other things, allegations that the Company’s software infringes the intellectual property rights of a third party. Such indemnification provisions are accounted for in accordance with SFAS No. 5. Through September 28, 2003, there have not been any claims under such indemnification provisions.

19. SUBSEQUENT EVENTS

On November 10, 2003, we received a term sheet from our primary lender, which provides for the recasting and modification, in its entirety, of our existing domestic credit agreement with our primary lender. The term sheet provides for initial borrowings of up to $30,000 under a revolving credit and factoring loan facility utilizing an asset based borrowing formula and included therein is a provision that provides for $5,000 in supplemental overformula borrowing availability. The domestic loan facility will continue to be secured by our eligible accounts receivable, inventory and other assets, as defined. The term of the domestic loan facility is for three years and is renewable annually thereafter. We and GMAC are working together to finalize the definitive agreements which will embody the terms and provisions of the term sheet.

On November 12, 2003, we received notification from The Nasdaq Stock Market, Inc. that, in Nasdaq’s opinion, the structure of our September/October 2003 private offering of the Notes (please see note 13A) was not in compliance with NASD Marketplace Rule 4350(i)(1)(d). The Note offering was structured in a manner we believe complied with Nasdaq’s published rules. Based upon our continuing discussions with Nasdaq and the holders of the Notes, while there can be no assurance, we believe we will be successful in resolving this matter; however, the ultimate resolution of this matter is not determinable at this time and, if the terms of the securities are modified, it could have a material impact on the financial statements of the Company. In the event that we and Nasdaq cannot resolve this matter, then our securities would be subject to delisting. If a delisting proceeding is commenced, we have the right to appeal such determination; however, there can be no assurance that such an appeal would be successful.

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

The accompanying consolidated financial statements include our results of operations for the three and six month periods ended September 28, 2003 and the most comparable reported periods of the prior year, the three and six month periods ended August 31, 2002. We have presented the three and six month periods ended August 31, 2002 as prior year comparatives to the current year periods because the seasonal factors affecting both periods are similar, the data is comparable and recasting our prior year results of operations and related supporting schedules would not have been practicable or cost justified.

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

Substantially all of our revenue is derived from one industry segment, the development, publication, marketing and distribution of interactive entertainment software. For information regarding our foreign and domestic operations, see Note 17 (Segment Information) of the notes to the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

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

As the consumer market acceptance of a software title decreases, resulting in lower unit retail sell-through, the potential for price concessions and returns for those titles increases. In the fourth quarter of fiscal 2002, we released the software titles Turok: Evolution and Aggressive Inline, which we anticipated would be significant revenue drivers and valuable additions to our product catalog. The market reception to these titles, as evidenced by the retail sell-through rates to consumers in the first quarter of fiscal 2003 and beyond, fell substantially below our revenue expectations. As a result of the lower than anticipated retail sell-through, significant quantities of these products remained in the retail channel. Accordingly, we provided our retail customers with price concessions for these products more rapidly after the initial release date than was our historical practice and, in the fourth quarter of fiscal 2002, recorded a $17.9 million provision for price concessions and returns on these products that exceeded historical allowance rates and that we believed would have resulted in additional sell-through to our retailers’ customers through the calendar 2002 holiday season.

During fiscal 2003, while the price concessions we previously offered our retail customers did increase the retail sell-through rate, the rate of reduction of retail channel inventory did not attain the level we had originally estimated. Consequently, we experienced significantly more returns of these two products from our retail customers than we originally had estimated. Additionally, the market for GameCube products softened after the 2002 holiday season, which required us to provide price concessions on certain of our products for that platform to lower prices than we originally estimated at that stage in the platform cycle. Finally, the actual sell-through rates of Legends of Wrestling and BMX were less than the projected retail sell-through rates we had used in our previous estimates of allowances, which were based on historical experience and actual sell-through rates for those products through August 31, 2002. As a result of these unanticipated events, we provided our retail customers additional price concessions. The resulting $14.4 million increase to the provision for price concessions and returns negatively impacted net revenues, gross profit and net income for fiscal 2003. No further significant adjustments were made to allowances during the three and six months ended September 28, 2003.

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

Operating Results

Summarized below are our operating results for the three and six months ended September 28, 2003 and August 31, 2002 and the related changes in operating results between those periods. You should read the tables below together with the consolidated financial statements and the related notes to the consolidated financial statements, which are included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Three Months Ended September 28, 2003 Compared to Three Months Ended August 31, 2002

			Changes
	Three Months Ended		2Q’04 Versus 4Q’02
	September 28, 2003	August 31, 2002	$	%
Net revenue	$41,345	$54,055	$(12,710)	-23.5%
Cost of revenue	20,472	33,222	(12,750)	-38.4%

Gross profit	20,873	20,833	40	0.2%

Operating expenses
Marketing and selling	6,094	18,557	(12,463)	-67.2%
General and administrative(1)	8,875	11,480	(2,605)	-22.7%
Research and development	7,390	15,928	(8,538)	-53.6%
Stock-based compensation	80	—	80	NA
Restructuring	205	—	205	NA

Total operating expenses	22,644	45,965	(23,321)	-50.7%

Loss from operations	(1,771)	(25,132)	23,361	-93.0%

Other income (expense)
Interest expense, net	(989)	(1,169)	180	-15.4%
Non-cash financing expense	(1,828)	(193)	(1,635)	847.2%
Other income (expense)	583	(1,512)	2,095	-138.6%

Total other expense	(2,234)	(2,874)	640	-22.3%

Loss before income taxes	(4,005)	(28,006)	24,001	-85.7%
Income tax provision	—	224	(224)	-100.0%

Net loss	$(4,005)	$(28,230)	$24,225	-85.8%

(1)	Excludes stock-based compensation of $80.

Six Months Ended September 28, 2003 Compared to Six Months Ended August 31, 2002

			Changes
	Six Months Ended		Fiscal 2004 Versus Fiscal 2002
	September 28, 2003	August 31, 2002	$	%
Net revenue	$74,415	$116,918	$(42,503)	-36.4%
Cost of revenue	40,377	59,913	(19,536)	-32.6%

Gross profit	34,038	57,005	(22,967)	-40.3%

Operating expenses
Marketing and selling	12,819	31,625	(18,806)	-59.5%
General and administrative(1)	17,416	21,893	(4,477)	-20.4%
Research and development	18,715	25,295	(6,580)	-26.0%
Stock-based compensation	1,250	—	1,250	NA
Restructuring charges	205	—	205	NA

Total operating expenses	50,405	78,813	(28,408)	-36.0%

Loss from operations	(16,367)	(21,808)	5,441	-24.9%

Other income (expense)
Interest expense, net	(2,035)	(2,143)	108	-5.0%
Non-cash financing expense	(3,788)	(386)	(3,402)	881.3%
Other income (expense)	136	(1,109)	1,245	-112.3%

Total other expense	(5,687)	(3,638)	(2,049)	56.3%

Loss before income taxes	(22,054)	(25,446)	3,392	-13.3%
Income tax provision	—	249	(249)	-100.0%

Net loss	$(22,054)	$(25,695)	$3,641	-14.2%

(1)	Excludes stock-based compensation of $1,250.

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

Summarized below is information about our gross revenue by game console for the three and six months ended September 28, 2003 and August 31, 2002. Please note that the numbers in the schedule below do not include the effect of provisions for price concessions and returns because we do not track them by game console. Accordingly, the numbers presented may vary materially from those that we would disclose were we able to present the information net of provisions for price concessions and returns.

	Three Months Ended		Six Months Ended
	September 28, 2003	August 31, 2002	September 28, 2003	August 31, 2002
Cartridge-based software:
Nintendo Game Boy	3%	6%	3%	7%

Subtotal for cartridge-based software	3%	6%	3%	7%

Disc-based software:
Sony PlayStation 2: 128-bit	61%	51%	52%	45%
Sony PlayStation 1: 32-bit	3%	2%	4%	2%
Microsoft Xbox: 128-bit	22%	21%	26%	20%
Nintendo GameCube: 128-bit	9%	19%	12%	24%

Subtotal for disc-based software	95%	93%	94%	91%

PC software	2%	1%	3%	2%

Total	100%	100%	100%	100%

Gross revenue by studio:
Internal	49%	72%	40%	58%
External	51%	28%	60%	42%

Total	100%	100%	100%	100%

Gross revenue by segment:
Domestic	55%	69%	49%	69%
International	45%	31%	51%	31%

Total	100%	100%	100%	100%

New titles released	17	9	27	20

Summarized below is information about our software franchises, all released on multiple platforms, that represented 5% or more of gross revenue for the three and six months ended September 28, 2003 and August 31, 2002:

	Three Months Ended		Six Months Ended
Software Franchise	September 28, 2003	August 31, 2002	September 28, 2003	August 31, 2002
NBA Jam	16%	—	9%	—
Burnout	14%	3%	23%	10%
Summer Heat	11%	—	6%	—
A TV	9%	2%	8%	2%
Extreme G	6%	—	3%	2%
Turok	6%	66%	4%	38%
All Star Baseball	4%	3%	4%	6%
Speed Kings	3%	—	5%	—
Vexx	1%	—	7%	—
Legends of Wrestling	1%	1%	2%	7%
Aggressive Inline	1%	12%	1%	11%

Three Months Ended September 28, 2003 Compared to Three Months Ended August 31, 2002

For the three months ended September 28, 2003, net revenue of $41.3 million decreased by $12.7 million, or 24%, from $54.1 million for the three months ended August 31, 2002. The decrease was caused by a $52.3 million decrease in gross revenue, partially offset by a $39.6 million decrease in the net provision for price concessions and returns.

The $52.3 million decrease in gross revenue was primarily attributable to the release of fewer titles, the lower average number of units sold per title, and lower average selling prices per unit sold as compared with the prior year period. Catalog title sales, which generally sell at lower price points than newly released titles, represented a greater percentage of revenue at lower average selling prices per unit sold. Catalog titles comprised approximately 70% of revenue for the second quarter of fiscal 2004 compared to approximately 24% in the comparable period of the prior year. The $39.6 million decrease in the net provision for price concession and returns resulted from the reduction in gross revenues, higher retail sell-through rates for our products during fiscal 2004 as well as the increase in the provision of $13.6 million recorded in the fourth quarter of fiscal 2002 for Turok: Evolution and Aggressive Inline based on the lower than historical retail sell-through rates for those products and a higher than historical allowance provision rate.

Sales of software titles for the top three game systems accounted for 92% of gross revenue for the three months ended September 28, 2003 compared to 91% for the three months ended August 31, 2002. We achieved the greatest level of sales from software titles released for PlayStation 2 which to date has the highest installed base of the three game systems.

Six Months Ended September 28, 2003 Compared to Six Months Ended August 31, 2002

For the six months ended September 28, 2003, net revenue of $74.4 million decreased by $42.5 million, or 36%, from $116.9 million for the six months ended August 31, 2002. The decrease was caused by a $84.0 million decrease in gross revenue, partially offset by a $41.5 million decrease in the net provision for price concessions and returns.

The $84.0 million decrease in gross revenue was primarily attributable to the release of fewer titles, the lower average number of units sold per title, and lower average selling prices per unit sold as compared with the prior year period. Catalog title sales, which generally sell at lower price points than newly released titles, represented a greater percentage of revenue at lower average selling prices per unit sold. Catalog titles comprised approximately 53% of revenue for the first half of fiscal 2004 compared to approximately 28% in the comparable period of the prior year. The $41.5 million decrease in the net provision for price concession and returns resulted from the reduction in gross revenues, the higher retail sell-through rates of our products during fiscal 2004 relative to the prior year as well as the increase in the provision of $13.6 million recorded in the fourth quarter of fiscal 2002 for Turok: Evolution and Aggressive Inline based on lower than historical retail sell-through rates for those products and a higher than historical allowance provision rate.

Sales of software titles for the top three game systems accounted for 90% of gross revenue for the six months ended September 28, 2003 compared to 89% for the six months ended August 31, 2002. We achieved the greatest level of sales from software titles released for PlayStation 2 which to date has the highest installed base of the three game systems.

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

Three Months Ended September 28, 2003 Compared to Three Months Ended August 31, 2002

For the three months ended September 28, 2003, gross profit of $20.9 million (51% of net revenue) was the same as gross profit for the three months ended August 31, 2002 (39% of net revenue). The increased gross profit percentage was primarily due to lower average costs per unit and a decrease in the amortization of capitalized software development costs, partially offset by diminished average net selling prices per unit sold (please see “Net Revenue”).

For the three months ended September 28, 2003, amortization of capitalized software development costs amounted to $2.6 million as compared to $3.5 million for the three months ended August 31, 2002.

Six Months Ended September 28, 2003 Compared to Six Months Ended August 31, 2002

For the six months ended September 28, 2003, gross profit of $34.0 million (46% of net revenue) decreased by $23.0 million from $57.0 million (49% of net revenue) for the six months ended August 31, 2002. The decreased gross profit was primarily caused by a :

•	$ 29.6 million decrease due to a lower number of units sold and lower average selling prices per unit sold (please see “Net Revenue”), and

•	$2.2 million increase in amortization of capitalized software development costs due primarily to the releases of Vexx, All Star Baseball 2004 and Burnout 2, partially offset by a

•	$8.9 million increase in gross profit associated with slightly lower per unit costs of software sold.

For the six months ended September 28, 2003, amortization of capitalized software development costs amounted to $7.1 million as compared to $4.9 million for the six months ended August 31, 2002 due to the higher capitalized costs associated with the titles released in fiscal 2004.

Capitalized software development costs, net, amounted to $0.4 million as of September 28, 2003 and $6.9 million as of March 31, 2003.

Gross profit in fiscal 2004 will depend in large part on our ability to identify, develop and timely publish, in accordance with our product release schedule, software that sells through at projected levels at retail. See “Factors Affecting Future Performance: Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of Our Primary Lender and Vendors, Our Ability to Achieve Our Projected Revenue Levels and Reduced Operating Expenses and Our Ability to Raise Additional Financing from Outside Investors.”

Operating Expenses

For the three months ended September 28, 2003, operating expenses of $22.6 million (55% of net revenue) decreased by $23.3 million, or 51%, from $46.0 million (85% of net revenue) for the three months ended August 31, 2002. For the six months ended September 28, 2003, operating expenses of $50.4 million (68% of net revenue) decreased by $28.4 million, or 36%, from $78.8 million (67% of net revenue) for the six months ended August 31, 2002.

Marketing and Selling

Marketing and selling expenses consist primarily of personnel, advertising, cooperative advertising, trade shows, promotions, sales commissions and licensing costs.

For the three months ended September 28, 2003, marketing and selling expenses of $6.1 million (15% of net revenue) decreased by $12.5 million, or 67%, from $18.6 million (34% of net revenue) for the three months ended August 31, 2002. For the six months ended September 28, 2003, marketing and selling expenses of $12.8 million (17% of net revenue) decreased by $18.8 million, or 60%, from $31.6 million (27% of net revenue) for the six months ended August 31, 2002. The decreases in the three and six month periods relative to the comparative prior year periods resulted primarily from lower variable marketing expenditures on lower revenues and management’s decision to curtail marketing and advertising expenditures in order to improve short-term liquidity (please see discussion under “Liquidity and Capital Resources”), as well as lower sales commissions related to the decreases in net revenue.

General and Administrative

General and administrative expenses consist of employee-related expenses of executive and administrative departments, fees for professional services, non-studio occupancy costs and other infrastructure costs.

For the three months ended September 28, 2003, general and administrative expenses of $8.9 million (22% of net revenue) decreased by $2.6 million, or 23%, from $11.5 million (21% of net revenue) for the three months ended August 31, 2002. The decrease resulted primarily from a decrease in occupancy costs of $1.1 million, depreciation of $0.8 million, technology costs of $0.6 million and distribution costs of $0.5 million partially offset by higher insurance and legal expenses of $0.4 million.

For the six months ended September 28, 2003, general and administrative expenses of $17.4 million (23% of net revenue) decreased by $4.5 million, or 20%, from $21.9 million (19% of net revenue) for the six months ended August 31, 2002. The decrease resulted primarily from a decrease in employee related costs of $1.7 million, occupancy costs of $1.6 million, depreciation of $1.5 million, technology costs of $0.5 million and distribution costs of $0.6 million partially offset by higher insurance and legal expenses of $1.3 million.

Occupancy costs decreased in the three and six-month periods primarily from lower communication costs. Depreciation expense decreased during the three and six-month periods due to the reclassification of our UK building to held-for-sale in March 2003, at which time we ceased depreciating the building. The building continues to be held for sale as of September 28, 2003.

Administrative employee headcount decreased slightly to 153 as of September 28, 2003 as compared to 160 as of March 31, 2003, but was significantly reduced from the August 31, 2002 headcount number of 229. Please see “Restructuring,” and “Liquidity and Capital Resources” as well as Note 12 (Accrued Restructuring Charges) of the notes to the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

Research and Development

Research and development expenses consist of employee-related and occupancy costs associated with our internal studios as well as contractual costs for external software development. For the three months ended September 28, 2003, research and development expenses of $7.4 million (18% of net revenue) decreased by $8.5 million, or 54%, from $15.9 million (30% of net revenue) for the three months ended August 31, 2002. Fewer titles under development in fiscal year 2004 met the test of technological feasibility, as compared to the prior year, thereby increasing software development expenses by $4.7 million. More than offsetting these additional costs are savings of:

•	$4.7 million from lower employee related and overhead costs associated with internal development studios, principally resulting from the closure of our Salt Lake City software development studio at the end of calendar 2002 and

•	$8.9 million from lower external development costs due to the reduced number of titles under development.

For the six months ended September 28, 2003, research and development expenses of $18.7 million (25% of net revenue) decreased by $6.6 million, or 26%, from $25.3 million (22% of net revenue) for the six months ended August 31, 2002. The cost savings were primary attributable to:

•	$6.7 million from lower employee related and overhead costs associated with internal development studios, principally resulting from the closure of our Salt Lake City software development studio at the end of calendar 2002 and

•	$11.5 million from lower external development costs due to the reduced number of titles under development.

Partially offsetting these reduced costs are increased software development expenses of $11.2 million due to fewer titles under development in fiscal year 2004 that met the test of technological feasibility as compared to the prior year.

Stock-based Compensation

Stock-based compensation of $0.1 million for the three months ended September 28, 2003 represents the increase in market value between the end of the first quarter of fiscal 2004, June 29, 2003 ($1,170 based on a market value per share of $0.78) and the end of the second quarter of fiscal 2004, September 28, 2003 ($1,250 based on a market value per share of $0.83) of the 1.5 million shares of our common stock which our Compensation Committee had approved, and the Board of Directors had ratified, for issuance to Rodney Cousens, for his appointment as CEO. As the issuance of the shares is subject to stockholder approval, the associated expense will fluctuate with the market value of our common stock until the issuance is approved. Stock-based compensation associated with the proposed share issuance amounted to $1.3 million for the six months ended September 28, 2003.

Restructuring

Restructuring charges consist of severance and other termination benefits, lease commitment costs, net of estimated sublease rental income, asset write-offs and other incremental costs associated with restructuring activities.

In December 2002 and January 2003, we restructured our operations in order to lower our operating expenses and improve our operating cash flows. Under the plan, we closed our software development studio located in Salt Lake City, Utah, and reduced global administrative headcount. The studio closing was designed to achieve financial efficiencies through consolidation of all our domestic internal product development. The closure of the development studio and reduction of our global administrative headcount reduced our overall headcount by approximately 100 employees and resulted in initial restructuring charges of $4,824 during fiscal 2003. The restructuring charges included accruals for employee termination costs, the write-off of certain fixed assets and leasehold improvements and the accrual of the development studio lease commitment, which is net of estimated sub-lease rental income. An adjustment to our forecast of sub-lease rental income and additional lease costs resulted in an increase to the restructuring charge of $205 during the three months ended September 28, 2003. The development studio lease commitment expires in May 2007 and the employee severance agreements expire over various periods through April 2004. No restructuring charges were incurred for the three and six months ended June 29, 2003 or August 31, 2002, respectively.

The following table presents the components of the change in the balance of accrued restructuring charges for the three and six months ended September 28, 2003:

	Three Months Ended September 28, 2003	Six Months Ended September 28, 2003
Accrued restructuring costs, beginning of period	$1,383	$2,299
Adjustments to lease costs and estimated sub-lease rental income	205	205
Less: costs paid	(412)	(1,328)

Ending balance as of September 28, 2003	$1,176	$1,176

Other Income and Expense

Interest Expense, Net

Interest expense, net, was $1.0 million for the three months ended September 28, 2003 (2% of net revenue) as compared to $1.2 million for the three months ended August 31, 2002 (2% of net revenue).

Interest expense, net, was $2.0 million for the six months ended September 28, 2003 (3% of net revenue) as compared to $2.1 million for the six months ended August 31, 2002 (2% of net revenue).

Non-cash Financing Expense

Non-cash financing expense principally consists of equity-based costs associated with debt financings which are generally amortized on a straight-line basis over the term of the related financing agreements.

For the three months ended September 28, 2003, non-cash financing expense amounted to $1.8 million (4% of net revenue) as compared to $0.2 million (0.4% of net revenue) for the three months ended August 31, 2002. For the six months ended September 28, 2003, non-cash financing expense amounted to $3.8 million (5% of net revenue) as compared to $0.4 million (0.3% of net revenue) for the six months ended August 31, 2002. The increases relate primarily to $1.6 million of costs for the three months ended September 28, 2003 and $3.3 million for the six months ended September 28, 2003 associated with the warrants to purchase 1,000 shares of our common stock at an exercise price of $0.50 per share issued and the 4,000 shares of common stock proposed to be issued to two of Acclaim’s major shareholders, who are also co-chairmen, as consideration for their deposit of $2,000 with our primary lender. The cash deposit was provided as a limited guarantee of our obligations. We will continue to revalue the shares at each quarter-end, pending stockholder approval of the share issuance. Please see Note 13B (Debt: North American Credit Agreement) of the notes to the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

Other Income (Expense)

For the three months ended September 28, 2003, other income (expense) amounted to income of $0.6 million (1.4% of net revenue) as compared to expense of $1.5 million (2.8% of net revenue) for the three months ended August 31, 2002. For the six months ended September 28, 2003, other income (expense) amounted to income of $0.1 million as compared to expense of $1.1 million for the six months ended August 31, 2002. The changes for the three and six month periods relative to the comparable prior year periods relates primarily to net foreign currency transaction gains in the current year versus losses in the prior year associated with the change in the purchase power of the British Pound Sterling versus the Euro.

Income Taxes

Income tax provision decreased to zero for the three and six months ended September 28, 2003 as compared to an expense of $0.2 million for the three and six months ended August 31, 2002. Although as of

September 28, 2003 we had a significant U.S. tax net operating loss carryforward, we were not able to recognize a benefit during the three and six months ended September 28, 2003 because of the uncertainty of whether we will be able to utilize the loss carryforward in the future.

As of March 31, 2003, we had a U.S. tax net operating loss carryforward of approximately $237.0 million, which expires in fiscal years 2011 through 2023.

Net Loss

For the three months ended September 28, 2003, we reported a net loss of $4.0 million, or $0.04 per diluted share (based on weighted average diluted shares outstanding of 109.1 million), as compared to a net loss of $28.2 million, or $0.31 per diluted share (based on weighted average diluted shares outstanding of 92.5 million) for the three months ended August 31, 2002.

For the six months ended September 28, 2003, we reported a net loss of $22.1 million, or $0.21 per diluted share (based on weighted average diluted shares outstanding of 103.1 million), as compared to a net loss of $25.7 million, or $0.28 per diluted share (based on weighted average diluted shares outstanding of 92.0 million) for the six months ended August 31, 2002.

Seasonality

Our business is highly seasonal. We typically experience our highest revenue and profits in the calendar year end holiday season, our third fiscal quarter and a seasonal low in revenue and profits in our first fiscal quarter. The timing of when we deliver software titles and release new products can cause material fluctuations in quarterly revenue and earnings, which can cause operating results to vary from the seasonal patterns of the industry as a whole. Please see “Factors Affecting Future Performance: Revenue Varies Due to the Seasonal Nature of Video and Computer Game Software Purchases.”

Liquidity and Capital Resources (In thousands, except per share data)

As of September 28, 2003, cash and cash equivalents were $7,323. During the six months ended September 28, 2003, cash and cash equivalents increased by $2,828 compared to a net increase of $6,909 for the six months ended August 31, 2002. Primary contributors to the diminished increase in cash and cash equivalents in the six months ended September 28, 2003 as compared to the six months ended August 31, 2002 were negative impacts of $1,937 related to net cash (used in) and provided by operating activities and $4,770 related to net cash provided by financing activities, partially offset by a positive impact of $3,223 from cash provided by investing activities. Operating activities used $1,937 more cash for the six months ended September 28, 2003 as compared to the six months ended August 31, 2002 due primarily to cash used to pay accrued expense balances and reduced cash used in connection with accounts receivable. Financing activities provided $4,770 less cash for the six months ended September 28, 2003 as compared to the six months ended August 31, 2002, due primarily to a $25,742 increase in net short-term loan repayments, partially offset by net proceeds of $8,314 from our June 2003 private placement, repayments of notes receivable received from our Co-Chairmen of $6,947 and gross proceeds raised from our sale of convertible subordinated notes of $5,500.

As of September 28, 2003, the working capital deficit of $67,209 increased by $3,713 from the $63,496 working capital deficit as of March 31, 2003. The increase in the working capital deficit during the six months ended September 28, 2003 resulted primarily from the $22,054 net loss in the period, partially offset by the gross proceeds of $5,500 received from purchases of convertible subordinated notes, repayments of $7,820 for notes receivable and related accrued interest due from our Co-chairmen, and net proceeds of $8,314 from our June 2003 private placement. Please see “Factors Affecting Future Performance: Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of our Primary Lender and Vendors, and Our Ability to Achieve Our Projected Revenue Levels and Reduce Operating Expenses and Our Ability to Raise Additional Financing From Outside Investors.”

As of March 31, 2003, our independent auditors’ report, as prepared by KPMG LLP and dated May 20, 2003, included an explanatory paragraph relating to the substantial doubt as to our ability to continue as a going concern due to working capital and stockholders’ deficits as of March 31, 2003 and the recurring use of cash in operating activities. For the six months ended September 28, 2003, we had a net loss of $22,054 and used $1,133 of cash in operating activities. As of September 28, 2003, we had a stockholders’ deficit of $55,022, a working capital deficit of $67,209 and cash and cash equivalents of $7,323. These factors have continued to raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and, based on management’s plans described below, our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.

Our short-term liquidity has been supplemented with borrowings under our North American and International credit facilities with our primary lender. To enhance our short-term liquidity, during fiscal 2003, we implemented targeted expense reductions through a business restructuring. In connection with the restructuring, we reduced our fixed and variable expenses, closed our Salt Lake City, Utah software development studio, redeployed various company assets, eliminated certain marginal software titles under development, reduced our staff and staff related expenses and lowered our overall marketing expenditures. Additionally, on March 31, 2003, our primary lender had advanced to us a supplemental discretionary loan of $11,000 through May 31, 2003. In accordance with the terms of the amendment to our credit agreement that afforded us the supplemental discretionary loan, as of May 31, 2003, we repaid $6,000 of the supplemental discretionary loan and as of September 26, 2003, we repaid the remaining $5,000. During the six months ended September 28, 2003, our Co-chairmen fully repaid a total of $6,947 of their outstanding loans and related accrued interest of $873. Additionally, in June 2003, we completed a private placement of 16,383 shares of our common stock to a limited group of private investors, resulting in net proceeds to us of $8,314. In September and October 2003, we completed the sale of our 10% convertible subordinated notes, resulting in gross proceeds of $11,863 of which $5,500 was received as of September 28, 2003.

Our future liquidity will significantly depend in whole or in part on our ability to (1) timely develop and market new software products that meet or exceed our operating plans, (2) realize long-term benefits from our implemented expense reductions, and (3) continue to enjoy the support of our primary lender and vendors. If we do not substantially achieve our overall projected revenue levels as reflected in our business operating plan, continue to realize additional benefits from the expense reductions we have implemented, and timely close on the new domestic loan facility with our primary lender, we will either need to make further significant expense reductions, including, without limitation, the sale of certain assets or the consolidation or closing of certain operations, additional staff reductions, and/or the delay, cancellation or reduction of certain product development and marketing programs. Additionally, some of these measures may require third party consents or approvals from our primary lender and others, and there can be no assurance those consents or approvals will be obtained.

In the event that we do not achieve our business operating plan, continue to derive significant expense savings from our implemented expense reductions and timely close on the new domestic loan facility with our primary lender, we cannot assure our stockholders that our future operating cash flows will be sufficient to meet our operating requirements and debt service requirements. If any of the preceding events were to occur, our operations and liquidity would be materially and adversely affected and we could be forced to cease operations.

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

Private Placements

During September and October 2003, we raised gross proceeds of $11,863 in connection with the sale, to a limited group of private investors, of our 10% convertible subordinated notes (the “Notes”), due in 2010. The Notes are initially convertible into 16,385 shares of our common stock, based upon a conversion price of $0.724 per share. The conversion price is based upon the 10 day trailing average closing price of our common stock ending on September 23, 2003. In the event we obtain the authorization from our stockholders, the conversion price for the Notes will be adjusted to $0.57 per share, a 21% discount from the $0.724 conversion price. Accordingly, the Notes would then be convertible into 20,812 shares of our common stock. Interest on the Notes is due semi-annually on each April 15 and October 15, commencing April 15, 2004. The purchasers of the Notes have also received warrants to purchase approximately 4,096 shares of our common stock, at an exercise price of $0.724 per share, which exercise price will also adjust to $0.57 if stockholder approval is obtained. If we do not receive stockholder approval, then additional warrants will be issued to the purchasers of the Notes, to purchase an additional 4,096 shares at the market price of our common stock at the time of issuance.

Subject to the consent of the holders of any senior indebtedness and our common stock price closing at an average of 200% of the Notes’ conversion price during a specified period, as defined in the agreement, we may, at our option, redeem the Notes in whole but not in part on any date on or after April 5, 2005, at a redemption price, payable in cash, equal to the outstanding principal amount of the Notes plus accrued and unpaid interest thereon to the applicable redemption date if the requirements as documented in the agreement are satisfied. In addition, subject to the consent of the holders of any senior indebtedness, the purchasers of the Notes have a put option to require us to repurchase the notes at a redemption amount equal to the greater of the principal amount of the Notes plus accrued interest thereon, or the market value of the underlying stock, if we experience a change in control.

In the event our common stock price closes at 200% of the Notes’ conversion price in effect at the time for 10 consecutive trading days, we have the right to require the holders of the warrants to exercise the warrants in full, within 10 business days following notification to the warrant holders of the forced exercise.

As of September 28, 2003, we had received $5,500 of the total gross proceeds raised in connection with the sale of the Notes. These Notes are convertible into 7,597 shares of our common stock, based on a conversion price of $0.724 per share, which may be adjusted to $0.57 per share as discussed above. Additionally, in connection with the $5,500 of Notes, as of September 28, 2003, we were obligated to issue warrants to purchase 1,899 shares of our common stock to the private investors, at an exercise price of $0.724 per share, which would be adjusted to $0.57 per share upon stockholder approval as discussed above.

The securities offered have not been registered under the Securities Act of 1933, as amended, or state securities laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, or an applicable exception therefrom. We have agreed to register the shares of our common stock underlying the Notes and warrants within 120 days following the closing. If the registration statement is not effective within 120 days of closing, we must pay a penalty of 1% of the proceeds to the purchasers of the Notes each month it is not thereafter effective.

Based on the accounting guidance in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we have determined that (1) the conversion option of the Notes, (2) the warrants issued with those Notes and (3) the put option held by the purchasers of the Notes are derivative instruments because we have contractually agreed to register the common shares underlying them and the conversion option is not at a fixed rate. We have recorded these derivative instruments as liabilities, included in accrued expenses in the accompanying balance sheet at their fair values as determined by an independent appraiser. Until the underlying shares are registered and, additionally for the conversion option, until the shareholders’ meeting has occurred which will result in a fixed conversion rate, the instruments are considered derivatives and therefore the related liabilities each reporting period will be adjusted to their fair value. We will record adjustments to the liabilities each reporting period as non-cash financing expense or income in the statement of operations until the instruments are no longer considered derivatives and the then fair value of the instruments will be reclassified from a liability to additional paid-in capital.

We have allocated the proceeds from the sale of the Notes first to the fair values of the derivative instruments related to the Notes with the balance allocated to the Notes. Based on the fair values as of September 28, 2003, the proceeds allocated to the conversion feature of the Notes was $3,838, to the warrants was $1,664 and to the Notes was $6,361. The put option held by the purchasers of the Notes had no value as of September 28, 2003. The fair values of the conversion feature and the warrants represent debt discounts and will be amortized to expense over the term of the Notes or, if earlier, upon their conversion to common stock. Under the terms of the Notes, they will automatically convert to common stock at $0.57 per share if and when our stockholders have approved the adjusted conversion price and the shares underlying the Notes and warrants are registered with the SEC as long as our common stock remains listed on Nasdaq. If this automatic conversion were to occur, the unamortized balance of the debt discounts would be recorded as non-cash financing expense at that time. As of September 28, 2003, we recorded a debt discount related to the conversion feature of the Notes of $1,782 and a debt discount of $770 related to the warrants which are both included accrued expenses. These debt discounts relate to the $5,500 gross proceeds raised from the sale of Notes through September 28, 2003.

We incurred placement agent fees of $654 in connection with the Notes transaction, comprised of warrants to purchase 328 shares of our common stock at an exercise price of $0.724 per share with a fair value of $120, and a cash payment of $534. We will amortize these fees on a straight-line basis over the term of the Notes or, if earlier, upon their conversion to common stock. Similar to the warrants issuable to the private investors, because the shares underlying the warrants are not registered, they are considered derivative instruments under EITF Issue No. 00-19 and therefore until the date the shares are registered, we are required to revalue the warrants on a quarterly basis and classify them in accrued expenses. The unamortized portion of these fees is included in other assets as of September 28, 2003.

In June 2003, we received net proceeds of $8,314 from a private placement of 16,383 shares of our common stock at prices ranging from $0.50 to $0.60 per share. The per share price represented an approximate 20% discount to the current recent public trading price of our common stock. In August 2003, our registration statement covering the shares of common stock issued in the offering became effective. Based on the purchase agreement, we were obligated to pay each investor an amount equal to 1% of the purchase price paid for the shares purchased for every 30-day period which passed commencing August 3, 2003 that the registration statement was not declared effective. Because the registration statement was declared effective subsequent to August 3, 2003, we recorded a charge of $90 which is included in other income (expense) for the three and six months ended September 28, 2003 and accrued expenses as of September 28, 2003. In connection with the private placement, we issued warrants to purchase 478 shares of our common stock with an exercise price of $0.50 per share to certain of the private placement investors and the placement agent.

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

On November 12, 2003, we received notification from The Nasdaq Stock Market, Inc. that, in Nasdaq’s opinion, the structure of our September/October 2003 private offering of the Notes (please see note 13A) was not in compliance with NASD Marketplace Rule 4350(i)(1)(d). The Note offering was structured in a manner we believe complied with Nasdaq’s published rules. Based upon our continuing discussions with Nasdaq and the holders of the Notes, while there can be no assurance, we believe we will be successful in resolving this matter; however, the ultimate resolution of this matter is not determinable at this time and, if the terms of the securities are modified, it could have a material impact on the financial statements of the Company. In the event that we and Nasdaq cannot resolve this matter, then our securities would be subject to delisting. If a delisting proceeding is commenced, we have the right to appeal such determination; however, there can be no assurance that such an appeal would be successful.

Please see discussion regarding our North American credit agreement below as well as in Note 13 (Debt) of the notes to the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q. Please also see “Factors Affecting Future Performance: Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of our Primary Lender and Vendors, and Our Ability to Achieve Our Projected Revenue Levels and Reduce Operating Expenses and Our Ability to Raise Additional Financing from Outside Investors.”

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

Pursuant to the terms of the North American credit agreement, we are required to maintain specified levels of working capital and tangible net worth, among other financial covenants. As of September 28, 2003, we were not in compliance with those financial covenants, but received waivers from our primary lender regarding our non-compliance. While we anticipate that we will not be in compliance with all of the financial covenants contained in the North American credit agreement in the near term, and we anticipate being able to obtain necessary waivers as we have in the past, we may not be able to obtain waivers of any future covenant violations. If we become insolvent, are liquidated or reorganized, after payment to our creditors, there are likely to be insufficient assets remaining for distribution to stockholders.

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

Before our primary lender purchases our U.S. accounts receivable and remits payment to us for the purchase price, it may, in its discretion, provide us cash advances under our North American credit agreement (please see discussion below) taking into account the assigned receivables due from our customers which it expects to purchase, among other factors. As of September 28, 2003, our primary lender was advancing us 60% of the eligible receivables due from our retail customers. The factoring charge of 0.25% of assigned accounts receivable, with invoice payment terms of up to 60 days and an additional 0.125% for each additional 30 days or portion thereof, is recorded in interest expense. Additionally, our factor, utilizing an asset based borrowing formula, advances us cash equal to 50% of our inventory that is not in excess of 60 days old.

North American Credit Agreement

Advances to us under the North American credit agreement bear interest at 1.50% per annum above our primary lender’s prime rate (5.50% as of September 28, 2003).

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

On March 31, 2003, our North American credit agreement was amended which allowed us to borrow supplemental discretionary loans of $11,000 through May 31, 2003, which thereafter was reduced to $5,000 through September 29, 2003 above the standard formula for short-term funding. In accordance with the terms of the amended credit agreement that afforded us the supplemental discretionary loan, as of May 31, 2003, we repaid $6,000 of the supplemental discretionary loan and as of September 26, 2003 we repaid the remaining $5,000. As a condition precedent to our primary lender entering into the amendment, two of our major shareholders, who are also executive officers, otherwise referred to as the Affiliates, pledged an aggregate cash deposit of $2,000 with our primary lender in order to provide a limited guarantee of our obligations. Our primary lender returned the cash deposit to the Affiliates on September 26, 2003 concurrently with our repayment of the supplemental discretionary loan. As consideration to the Affiliates for making the deposit, and based upon the advice of, and a fairness opinion obtained from an independent financial advisor, on March 31, 2003, the Audit Committee approved and the Board of Directors authorized the issuance to each Affiliate of 2,000 shares of our common stock with a then aggregate market value of $1,560 ($3,332 as of September 28, 2003) and a warrant to purchase 500 shares of our common stock at an exercise price of $0.50 per share with an aggregate fair value of $305. Please see note 16 (Related Party Transactions) of the notes to the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

In June 2003, Nasdaq advised us that their then unpublished internal interpretation of NASD Marketplace Rule 4350(i)(1)(a) requires us to obtain stockholder ratification of the issuance of the shares to the Affiliates. Therefore, the issuance of the 4,000 common shares are subject to stockholder approval, as included in our forthcoming 2003 Proxy Statement, and variable accounting is being applied to the issuance. Nasdaq has subsequently published a proposed amendment to Marketplace Rule 4350(i)(1)(a) which addresses this issue. Since the common shares are now forfeitable, as of June 29, 2003, we reclassified the $1,560 aggregate market value of the shares at issuance from stockholders’ equity to accrued stock-based expenses. We are required to revalue the common shares at each quarter-end, until the market value is fixed if and when the stockholders approve the share issuance. Accordingly, during the six month period ended September 28, 2003 we increased accrued stock-based expenses by $1,772 to the market value of the common shares of $3,332 as of September 28, 2003.

We have expensed the fair value of the stock-based and warrant-based consideration provided to the Affiliates as a non-cash financing expense over the period between the date the initial supplemental loans were advanced in February 2003 and the date they were fully repaid, September 26, 2003. Non-cash financing expense was $1,630 for the three months ended September 28, 2003 and $3,332 for the six months ended September 28, 2003.

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

If we do not substantially achieve the overall projected revenue levels, and realize any additional benefits from the expense reductions we plan to implement over the next twelve months as reflected in our business operating plan, or obtain sufficient additional financing to fund operations, our cash and projected cash flow from operations in fiscal 2004 would be insufficient to meet our operating and debt requirements. We cannot guarantee that we would be able to restructure or refinance our debt on satisfactory terms, if at all, or obtain permission to do so under the terms of our existing indebtedness as some of these measures may require third party consents or approvals from our primary lender. Our failure to meet those obligations could result in defaults being declared by our primary lender, and our primary lender seeking its remedies, including immediate repayment of the debt and/or foreclosure on collateral, which could force us to become insolvent or cease operations.

There were advances outstanding within the standard borrowing formula under the North American credit agreement of $891 as of September 28, 2003 and $4,154 as of March 31, 2003. The supplemental discretionary loan outstanding was fully repaid as of September 28, 2003 and amounted to $11,000 as of March 31, 2003.

On November 10, 2003, we received a term sheet from our primary lender, which provides for the recasting and modification, in its entirety, of our existing domestic credit agreement with our primary lender. The term sheet provides for initial borrowings of up to $30,000 under a revolving credit and factoring loan facility utilizing an asset based borrowing formula and included therein is a provision that provides for $5,000 in supplemental over formula borrowing availability. The domestic loan facility will continue to be secured by our eligible accounts receivable, inventory and other assets, as defined. The term of the domestic loan facility is for three (3) years and is renewable annually thereafter. We and GMAC are working together to finalize the definitive agreements which will embody the terms and provisions of the term sheet.

International Credit Facility and Factoring Agreements

We, through Acclaim Entertainment, Ltd., our U.K. subsidiary, and GMAC Commercial Credit Limited, our U.K. bank and an Affiliate of our primary lender, are parties to a seven-year term secured credit facility we entered into in March 2000, related to our purchase of a building in the U. K. Our borrowings under that international facility, which may not exceed $6,200 (£3,800), bear interest at LIBOR plus 2.00% (5.67% as of September 28, 2003). Our U.K. bank has secured all obligations under this facility with substantially all of our subsidiaries’ assets including the building. We and several of our foreign subsidiaries have guaranteed the obligations of Acclaim Entertainment, Ltd. under this facility and the related agreements. As of September 28, 2003, the building with which the credit facility was secured was being held for sale and, accordingly, the building was classified as a current asset with a net carrying value of $5,628 (£3,448), which was equal to its fair value as determined by an independent appraisal in fiscal 2003, and the associated mortgage payable under the international facility of $4,678 (£2,867) was classified as a separate component of current liabilities. Please see Note 6 (Building Held for Sale and Mortgage Payable) of the notes to the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Under the international receivable facilities, we can obtain financing of up to the lesser of approximately $18.0 million or 60% of the aggregate amount of eligible receivables from our international operations. The amounts we borrow under the international facility bear interest at 2.00% per annum above LIBOR (5.07% as of September 28, 2003). This international facility has a term of three years, which automatically renews for additional one-year periods thereafter unless either our U.K. bank (GMAC) or we terminate it upon 90 days’ prior notice. Our U.K. bank has secured the international facility with the accounts receivable and assets of our international subsidiaries that participate in the facility. We had an outstanding balance under the international facility of $1,608 as of September 28, 2003.

In September 2003, a French bank advanced our local subsidiary $1,009 based on the outstanding balances of selected accounts receivable invoices. Customer payments of those invoices made directly to the French bank will be applied to repay the outstanding loan. Our French subsidiary retains the credit risk for the invoices and therefore will cover any customer collection shortfall. The borrowed funds bear interest at 1.30% per annum above the one month EURIBOR rate (3.4% as of September 28, 2003).

Commitments

We generally purchase our inventory of Nintendo software by opening letters of credit when placing the purchase order. As of September 28, 2003, we had $1,032 outstanding under letters of credit. Approximately $600 as of September 28, 2003 of our trade accounts payable balances were collateralized under outstanding letters of credit. Other than such letters of credit and operating lease commitments, as of September 28, 2003, we did not have any significant operating or capital expenditure commitments.

As of September 28, 2003, our future contractual cash obligations were as follows:

	Payments Due Within
Contractual Obligations	Total	1 year	2-3 years	4-5 years	Over 5 years
Debt	$19,500	$14,000	$—	$—	$5,500
Mortgage payable	4,678	4,678	—	—	—
Capital lease obligations	1,021	567	410	44	—
Operating leases	7,313	3,003	3,793	517	—

Total contractual cash obligations	$32,512	$22,248	$4,203	$561	$5,500

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, (FIN 46) “Consolidation of Variable Interest Entities.” The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. The Interpretation requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. We do not currently have any variable interest entities and, therefore, the adoption of FIN 46 will not affect our financial statements.

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

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 with one exception, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement during the second quarter of fiscal 2004 did not have an impact on our financial statements.

Related Party Transactions

Fees for services

We pay sales commissions to a firm which is owned and controlled by one of our co-chairmen. That firm earns these sales commissions based on the amount of our software sales that firm generates. Commissions earned by that firm amounted to $(32) for the three months ended September 28, 2003, $100 for the three months ended August 31, 2002, $(13) for the six months ended September 28, 2003 and $239 for the six months ended August 31, 2002. We owed that firm $366 as of September 28, 2003 and $498 as of March 31, 2003.

During previous fiscal years we received legal services from two separate law firms of which two members of our Board of Directors are partners, respectively. For the one firm which continues to represent us, we incurred fees of $227 for the three months ended September 28, 2003, $181 for the three months ended August 31, 2002, $447 for the six months ended September 28, 2003 and $347 for the six months ended August 31, 2002. For the firm that no longer represents us, we incurred fees of $5 for the three months ended August 31, 2002 and $10 for the six months ended August 31, 2002. We owed the firm that continues to represent us legal fees of $263 as of September 28, 2003 and $353 as of March 31, 2003.

Notes receivable

In October 2002, we loaned a senior executive $300 under a promissory note for the purpose of purchasing a new residence. Our Compensation Committee approved the terms and provisions of the loan in April 2002. The promissory note bears interest at a rate of 6.00% per annum. Security for the repayment of the promissory note is a mortgage on the executive’s principal residence. The maturity date of the note is November 1, 2005. In May 2003, in accordance with the note’s original terms, 50% of the loan was forgiven. An additional 25% will be forgiven in each of October 2004 and October 2005 so long as the executive remains employed with Acclaim. If the executive voluntarily leaves the employment of Acclaim or is terminated for cause, at any time prior to the maturity date of the note, the executive must repay a pro-rata portion of the unpaid principal balance of the loan plus accrued and unpaid interest thereon. We are recording compensation expense for the principal balance of the loan over the periods that each portion will be forgiven. Accordingly, during the six months ended September 28, 2003, we expensed $119 of the unamortized principal balance. The unamortized principal balance under the loan, included in other receivables, was $48 as of September 28, 2003 and $167 as of March 31, 2003.

In October 2001, we issued a total of 1,125 shares of our common stock to two of our executive officers when they exercised their warrants with an exercise price of $3.00 per share. For the shares we issued, we received cash of $23 for their par value and two promissory notes totaling $3,352 for the unpaid portion of the exercise price of the warrants. The principal amount and accrued interest were due and payable on August 31, 2003. The notes provided us full recourse against the officers’ assets. The notes bore interest at our primary lender’s prime rate plus 1.50% per annum. As of September 26, 2003, the two executive officers had fully repaid the principal balance and related accrued interest under the notes. As of March 31, 2003, the principal balance outstanding under the notes was $3,352, classified as a contra-equity balance in additional paid-in-capital, and accrued interest receivable on the notes amounted to $324, included in other receivables.

In July 2001, we issued a total of 1,500 shares of our common stock to two of our executive officers when they exercised their warrants with an exercise price of $2.42 per share. For the shares issued, we received cash of $30 for their par value and two promissory notes totaling $3,595 for the unpaid portion of the exercise price of the warrants. The principal amount and accrued interest were due and payable on August 31, 2003 and bore interest at our primary lender’s prime rate plus 1.50%. In June 2003, the two executive officers repaid in full the principal amount of the notes of $3,595 and all related accrued interest of $464 then outstanding under the notes. As of March 31, 2003, the principal balance outstanding under the notes was $3,595, classified as a contra-equity balance in additional paid-in-capital, and accrued interest receivable on the notes amounted to $426, included in other receivables.

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

In August 1998, relating to an officer’s employment agreement, we loaned one of our officers $500 under a promissory note. We reduced the note balance by $50 in August 1999, relating to the officer’s employment agreement, and by $200 in January 2000 relating to the employee’s termination. The note bears no interest and must be repaid on the earlier to occur of the sale or transfer of the former officer’s personal residence or August 11, 2003. Currently, we are actively pursuing collection of the $250 outstanding balance of the note included in other receivables.

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

Warrants

In October 2001, we issued to two of our executive officers warrants to purchase a total of 1,250 shares of our common stock at an exercise price of $2.88 per share, the fair market value of our common stock on the grant date. We issued the warrants to the officers in consideration for their services and personal pledge of 1,250 shares of our common stock to our primary lender, as additional security for our supplemental discretionary loans. Please see note 13B (Debt: North American Credit Agreement) of the notes to the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

Consideration for Collateral

Two of our major shareholders, who are also executive officers, otherwise referred to as the Affiliates, pledged an aggregate cash deposit of $2,000 with our primary lender in order to provide a limited guarantee of our obligations. Our primary lender returned the cash deposit to the Affiliates on September 26, 2003 concurrently with our repayment of the supplemental discretionary loan. As consideration to the Affiliates for making the deposit, and based upon the advice of, and a fairness opinion obtained from an independent financial advisor, on March 31, 2003, the Audit Committee approved and the Board of Directors authorized the issuance to each Affiliate of 2,000 shares of our common stock with a then aggregate market value of $1,560 ($3,332 as of September 28, 2003) and a warrant to purchase 500 shares of our common stock at an exercise price of $0.50 per share with an aggregate fair value of $305. Please see note 16 (Related Party Transactions) of the notes to the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Our short-term liquidity has been supplemented with borrowings under our North American and International credit facilities with our primary lender. To enhance our short-term liquidity, during fiscal 2003, we implemented targeted expense reductions through a business restructuring. In connection with the restructuring, we reduced our fixed and variable expenses, closed our Salt Lake City, Utah software development studio, redeployed various company assets, eliminated certain marginal software titles under development, reduced our staff and staff related expenses and lowered our overall marketing expenditures. Additionally, on March 31, 2003, our primary lender advanced to us a supplemental discretionary loan of $11.0 million through May 31, 2003. In accordance with the terms of the amendment to our credit agreement that afforded us the supplemental discretionary loan, as of May 31, 2003, we repaid $6.0 million of the supplemental discretionary loan and as of September 26, 2003 we repaid the remaining $5.0 million. During the six months ended September 28, 2003, our Co-Chairmen fully repaid a total of $6.9 million of their outstanding loans and related accrued interest of $0.9 million. Additionally, in June 2003, we completed a private placement of 16,383,000 shares of our common stock to a limited group of private investors, resulting in net proceeds to us of $8.3 million. In September and October 2003, we completed the sale of convertible subordinated notes resulting in gross proceeds of $11.9 million of which $5.5 million was received as of September 28, 2003.

Our future liquidity will significantly depend in whole or in part on our ability to (1) timely develop and market new software products that meet or exceed our operating plans, (2) realize long-term benefits from our implemented expense reductions, and (3) continue to enjoy the support of our primary lender and vendors. If we do not substantially achieve our overall projected revenue levels as reflected in our business operating plan, continue to realize additional benefits from the expense reductions we have implemented, and timely close on the new domestic loan facility with our primary lender, we will either need to make further significant expense reductions, including, without limitation, the sale of certain assets or the consolidation or closing of certain operations, additional staff reductions, and/or the delay, cancellation or reduction of certain product development and marketing programs. Additionally, some of these measures may require third party consents or approvals from our primary lender and others, and there can be no assurance those consents or approvals will be obtained.

In the event that we do not achieve our business operating plan, continue to derive significant expense savings from our implemented expense reductions and timely close on the new domestic loan facility with our primary lender, we cannot assure our stockholders that our future operating cash flows will be sufficient to meet our operating requirements and debt service requirements. If any of the preceding events were to occur, our operations and liquidity would be materially and adversely affected and we could be forced to cease operations. See “If Cash Flows from Operations Are Not Sufficient to Meet Our Operational Needs, We May Be Forced To Sell Assets, Refinance Debt, Raise Additional Financing from Outside Investors or Further Downsize or Cease Our Operations”, and “Industry Trends, Platform Transitions and Technological Change May Adversely Affect Our Revenue and Profitability.”

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

As of September 28, 2003, we received waivers from GMAC with respect to those financial covenants contained in the credit agreement for which we were not in compliance. If waivers from GMAC are necessary in the future, we cannot be assured that we will be able to obtain waivers of any future covenant violations, as we have in the past.

Going Concern Consideration

Our independent auditors’ report for our fiscal 2003 financial statements, prepared by KPMG LLP, includes an explanatory paragraph relating to substantial doubt as to the ability of Acclaim to continue as a going concern, due to working capital and stockholders’ deficits as of March 31, 2003 and the recurring use of cash in operating activities. The fiscal 2003 financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the six months ended September 28, 2003 we had a net loss of $22.1 million and used $1.1 million of cash in operating activities. As of September 28, 2003, we had a stockholders’ deficit of $55.0 million, a working capital deficit of $67.2 million and $7.3 million of cash and cash equivalents. These factors have continued to raise substantial doubt as to our ability to continue as a going concern. Based on management’s plans, our financial statements have been prepared on a going concern basis.

If Cash Flows from Operations Are Not Sufficient to Meet Our Operational Needs, We May Be Forced To Sell Assets, Refinance Debt, Raise Additional Financing from Outside Investors or Further Downsize or Cease Our Operations

During fiscal 2003, we implemented certain expense reduction initiatives that began to reduce our operating expenses during fiscal 2003 and which continued to reduce our expenses in the first half of fiscal 2004. Our operating plan for the remainder of fiscal 2004 focuses on (1) maintaining our lower rate of fixed and variable expenses worldwide, (2) continuing to limit and eliminate non-essential expenses and (3) maintaining our reduced employee related expenses. Although we believe the actions we are taking should return our operations to profitability, we cannot assure our stockholders and investors that we will achieve the fiscal 2004 net revenues necessary to achieve sufficient liquidity and avoid further expense reduction actions such as selling assets or consolidating operations, further reducing staff, refinancing debt and/or otherwise further restructuring or ceasing our operations. See “Industry Trends, Platform Transitions and Technological Change May Adversely Affect Our Revenue and Profitability”.

A Violation of our Financing Agreements Could Result in GMAC Declaring a Default and Seeking Remedies

If we violate the financial or other covenants contained in our credit agreement with GMAC, we will be in default under the credit agreement. If a default occurs under the credit agreement and is not timely cured by us or waived by GMAC, GMAC could seek remedies against us, including: (1) penalty rates of interest; (2) immediate repayment of our outstanding debt; and/or (3) the foreclosure on any assets securing our debt. Pursuant to the terms of the credit agreement, we are required to maintain specified levels of working capital and tangible net worth, among other requirements. As of September 28, 2003, we received waivers from GMAC with respect to those financial covenants contained in the credit agreement for which we were not in compliance. If waivers from GMAC are necessary in the future, we cannot be assured that we will be able to obtain waivers of any future covenant violations, as we have in the past. If Acclaim is liquidated or reorganized, after payment to the creditors, there are likely to be insufficient assets remaining for any distribution to our stockholders.

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

On November 12, 2003, we received notification from The Nasdaq Stock Market, Inc. that, in Nasdaq’s opinion, the structure of our September/October 2003 private offering of the Notes was not in compliance with NASD Marketplace Rule 4350(i)(1)(d). We are working with Nasdaq and the Note holders in an effort to resolve this matter; however, the ultimate resolution of this matter is not determinable at this time and, if the terms of the securities are modified, it could have a material impact on the Company’s financial statements. We believe we will be successful in resolving this matter; however, no assurance can be given as to such resolution and, in the event that we and Nasdaq cannot resolve this matter, then our securities would be subject to delisting. If a delisting proceeding is commenced, we have the right to appeal such determination; however, there can be no assurance that such an appeal would be successful.

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

We Depend On A Relatively Small Number of Franchises For A Significant Portion Of Our Revenue And Profits

A significant portion of our revenue is derived from products based on a relatively small number of franchises each year. In addition, many of these products have substantial production or acquisition costs and marketing budgets. In the first half of fiscal 2004, 49% of our gross revenue was derived from five software products. In fiscal 2003, 55% of our gross revenue was derived from five software products. We expect that a limited number of popular brands will continue to produce a disproportionately large amount of our revenue. Due to this dependence on a limited number of brands, the failure of one or more products based on these brands to achieve anticipated results may significantly harm our business and financial results. For example, during the fourth quarter of fiscal 2002, our failure to achieve our projected revenue from two titles, Turok: Evolution and Aggressive Inline, due to lower than anticipated consumer acceptance of the products, resulted in a net loss for the fourth quarter and fiscal year 2002 and continued to contribute to losses during fiscal 2003.

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

When new platforms are announced or introduced into the market, consumers typically reduce their purchases of software products for the current platforms, in anticipation of new platforms becoming available. During these periods, sales of our software products can be expected to slow down or even decline until the new platforms have been introduced and have achieved wide consumer acceptance. Each of the three current principal hardware producers launched a new platform in 2000 to 2002. Sony made the first shipments of its PlayStation 2 console system in North America and Europe in the fourth quarter of calendar year 2000. Microsoft made the first shipments of its Xbox console system in North America in November 2001 and in Europe and Japan in the first quarter of calendar 2002. Nintendo made the first shipments of its Nintendo GameCube console system in North America in November 2001 and in Europe in May 2002. Additionally, in June 2001, Nintendo launched its Game Boy Advance hand held device. On occasion the video and computer games industry is affected, in both favorable and unfavorable ways, by a competitor’s entry into, or exit from, the hardware or software sectors of the industry. For example, in early 2001, Sega exited the hardware business, ceased distribution and sales of its Dreamcast console and redeployed its resources to develop software for multiple consoles. More recently, the entry of Microsoft in November 2001 into the video game console market with the Xbox has benefited us and other video game publishers by expanding the total size of the market for video games. The effects of this type of entry or exit can be significant and difficult to anticipate.

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

Profitability is Affected by Research and Development Expenditure Fluctuations Due to Platform Transitions and Development for Multiple Platforms

Our cash outlays for product development for the six months ended September 28, 2003 (a portion of which were expensed and the remainder of which were capitalized), were lower than the six months ended August 31, 2002 but our product development cash outlays may increase in the future as a result of the higher costs associated with releasing more games across multiple platforms and the complexity of developing games for the 128-bit game consoles, among other reasons. We anticipate that our profitability will continue to be impacted by the levels of research and development expenditures relative to revenue and by fluctuations relating to the timing of development in anticipation of future platforms.

During the first half of fiscal 2004, we focused our development efforts and costs on the development of tools and engines necessary for PlayStation 2, Xbox, GameCube and PC’s. Our fiscal 2003 release schedule was developed around PlayStation 2, GameCube, Xbox and Game Boy Advance. The release schedule for the remainder of fiscal 2004 continues to support the PlayStation 2, Xbox and Game Boy Advance platforms as well as PC.

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

Management makes significant estimates and assumptions based on actual historical experience regarding allowances for estimated price concessions and product returns. Management establishes allowances at the time of product shipment, taking into account the potential for price concessions and product returns based primarily on: market acceptance of products in retail and distributor inventories; level of retail inventories and retail sell- through rates; seasonality; and historical price concession and product return rates. Management monitors and adjusts these allowances quarterly to take into account actual developments and results in the marketplace. We believe that our estimates of allowances for price concessions and returns are adequate and reasonable, but we cannot guarantee the adequacy of our current or future allowances.

As noted above, when the consumer market acceptance of a software title decreases, resulting in lower retail sell-through, the potential for price concessions and returns for those titles increases. In the fourth quarter of fiscal 2002, we released the software titles Turok: Evolution and Aggressive Inline, which we anticipated would be significant revenue drivers and valuable additions to our product catalog. The market reception to these titles, as evidenced by the retail sell-through rates to consumers in the first quarter of fiscal 2003 and beyond, fell substantially below our revenue expectations. As a result of the poor retail sell-through, significant quantities of these products remained in the retail channel. Accordingly, we provided our retail customers with price concessions for these products more rapidly after the initial release date than was our historical practice and, in the fourth quarter of fiscal 2002, recorded a $17.9 million provision for price concessions and returns on these products that exceeded historical allowance rates and that we believed would have resulted in additional sell-through to our retailers’ customers through the 2002 holiday season.

During fiscal 2003, while the price concessions we previously offered our retail customers did increase the retail sell-through rate, the rate of reduction of retail channel inventory did not attain the level we had originally estimated. Consequently, we experienced significantly more returns of these two products from our retail customers than we originally had estimated. Additionally, the market for GameCube products softened after the 2002 holiday season, which required us to provide price concessions on certain of our products for that platform to lower prices than we originally estimated at that stage in the platform cycle. Finally the actual sell-through rates of Legends of Wrestling and BMX were less than the projected retail sell-through rates we had used in our previous estimates of allowances, which were based on historical experience and actual sell-through rates for those products through August 31, 2002. As a result of these unanticipated events, we provided our retail customers additional price concessions. The resulting $14.4 million increase to the provision for price concessions and returns negatively impacted net revenues, gross profit and net income for fiscal 2003.

Our allowances for price concession and returns were $35.4 million as of September 28, 2003 and $ 48.3 million as of March 31, 2003. Please see Note 1D (Business and Significant Accounting Policies: Net Revenue) of the notes to the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

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

In addition, when we develop software titles for the PlayStation 2 system, the products are manufactured exclusively by Sony. Since each of the hardware companies is also a publisher of games for its own hardware system, they may give priority to their own products or those of our competitors in the event of insufficient manufacturing capacity. We could be materially harmed by unanticipated delays in the manufacturing and delivery of products.

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

Shares Eligible for Future Sale

As of November 10, 2003, we had 113,234,491 shares of common stock issued and outstanding, (including 4,000,000 shares of our common stock issued in equal amounts to our co-chairman, which shares are being held by us pending the outcome of our Annual Meeting of Stockholders and which our co-chairman have no current right to vote, pledge, sell or otherwise hypothecate), of which 17,278,975 are “restricted” securities within the meaning of Rule 144 under the Securities Act. Generally, under Rule 144, a person who has held restricted shares for one year may sell such shares, subject to certain volume limitations and other restrictions, without registration under the Securities Act.

As of November 10, 2003, 74,138,105 shares of common stock are covered by effective registration statements under the Securities Act for resale on a delayed or continuous basis by certain of our security holders.

As of November 10, 2003, a total of 11,333,739 shares of common stock are issuable upon the exercise of warrants to purchase our common stock.

We have also registered on Form S-8 a total of 24,236,000 shares of common stock (issuable upon the exercise of options) under our 1988 Stock Option Plan and our 1998 Stock Incentive Plan, and a total of 2,448,425 shares of common stock under our 1995 Restricted Stock Plan. As of September 28, 2003, options to purchase a total of 13,551,634 shares of common stock were outstanding under the 1988 Stock Option Plan and the 1998 Stock Incentive Plan, of which 4,507,737 were exercisable.

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

We had a cumulative foreign currency translation loss of $2,363 as of September 28, 2003 and $1,795 as of March 31, 2003, which is included in accumulated other comprehensive loss in our statements of stockholders’ equity (deficit). We recorded net foreign currency transaction gains of $662 for the three months ended September 28, 2003, losses of $587 for the three months ended August 31, 2002, gains of $128 for the six months ended September 28, 2003 and losses of $213 for the six months ended August 31, 2002.

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

PART II

Item 1. Legal Proceedings.

On July 11, 2003, we were notified by the Securities and Exchange Commission (the “Commission”) that we have been included in a formal, non-public inquiry entitled “In the Matter of Certain Videogame Manufacturers” that the Commission is conducting. In connection with that inquiry we were required to provide to the Commission certain information. The Commission has advised us that “this request for information should not be construed as an indication from the SEC or its staff that any violation of the law has occurred, nor should it reflect negatively on any person, entity or security.” We have and are continuing to fully cooperate with the inquiry.

Earlier this year, fourteen class action complaints asserting violations of federal securities laws were filed against the Company and certain of its officers and/or directors. By order dated July 3, 2003, the Court consolidated all fourteen actions into one action entitled In re Acclaim Entertainment, Inc. Securities Litigation, Master File No. 2, 03-CV-1270 (E.D.N.Y.) (JS) (ETB), and appointed class members Penn Capital Management, Robert L. Mannard and Steve Russo as lead plaintiffs, and also approved lead plaintiffs’ selection of counsel. Plaintiffs served a Consolidated Amended Complaint (the “Consolidated Complaint”) on or about September 1, 2003. The defendants in the consolidated action are the Company, Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard F. Agoglia. The Consolidated Complaint alleges a class period from October 14, 1999 through January 13, 2003. The Consolidated Complaint alleges that the Company engaged in a variety of wrongful practices which rendered statements made by the Company and its financial statements to be false and misleading. Among other purported wrongful practices, the Consolidated Complaint alleges that Acclaim engaged in “channel stuffing,” a practice by which Acclaim allegedly delivered excess inventory to its distributors to meet or exceed analysts’ earnings expectations and inflate its sales results; entered into “conditional sales agreements” whereby Acclaim’s customers allegedly were induced to accept delivery of Acclaim products prior to a quarter-end reporting period on the condition that Acclaim would accept the return of any unsold product after the quarter-end, and that Acclaim falsified sales reports and manipulated the timing and recognition of price concessions and discounts granted to its retail customers. The Consolidated Complaint further alleges that Acclaim engaged in improper accounting practices, including the improper recognition of sales revenue; manipulation of reserves associated with concessions, chargebacks and/or sales discounts granted to customers; and the improper reporting of software development costs. The Consolidated Complaint alleges that as a result of these practices defendants violated § 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and that the individual defendants violated § 20(a) of the 1934 Act. The Consolidated Complaint seeks compensatory damages in an unspecified amount. Pursuant to an agreement with plaintiffs, defendants’ time to answer, move or otherwise respond to the Consolidated Complaint has been extended to December 3, 2003. A preliminary conference before the Court is scheduled for December 5, 2003. We are defending this action vigorously.

In 1999 we received a demand for indemnification from the defendant Lazer-Tron Corporation in a matter entitled J. Richard Oltmann v. Steve Simon, No. 98 C1759 and Steve Simon v. J. Richard Oltmann, J Richard Oltmann Enterprises, Inc., d/b/a Haunted Trails Amusement Parks, and RLT Acquisitions, Inc., d/b/a Lazer-Tron, No. A 98CA 426, consolidated as U.S. District Court Northern District of Illinois Case No. 99 C 1055. The Lazer-Tron action involved the assertion by plaintiff Simon that defendants Oltmann, Haunted Trails and Lazer-Tron misappropriated plaintiff’s trade secrets. Plaintiff alleges claims for Lanham Act violations, unfair competition, misappropriation of trade secrets, conspiracy, and fraud against all defendants, and seeks damages in unspecified amounts, including treble damages for Lanham Act claims, and an accounting. Pursuant to an asset purchase agreement made as of March 5, 1997, we sold Lazer-Tron to RLT Acquisitions, Inc. Under the asset purchase agreement, we assumed and excluded specific liabilities, and agreed to indemnify RLT for certain losses, as specified in the asset purchase agreement. In an August 1, 2000 letter, counsel for Lazer-Tron in the Lazer-Tron action asserted that our indemnification obligations in the asset purchase agreement applied to the Lazer-Tron action, and demanded that we indemnify Lazer-Tron for any losses which may be incurred in the

Lazer-Tron action. In an August 22, 2000 response, we asserted that any losses which may result from the Lazer-Tron action are not assumed liabilities under the asset purchase agreement for which we must indemnify Lazer-Tron. Upon review of applicable court dockets, the defendants in this action were granted summary judgment dismissing the plaintiff’s claims; therefore we have no indemnification obligations under the asset purchase agreement.

An action entitled David Mirra v. Acclaim Entertainment, Inc., CV-03-575 was filed in the United States District Court for the Eastern District of New York on February 5, 2003. We have since amicably resolved our differences with Mr. Mirra surrounding this matter. Mr. Mirra’s lawsuit against us was settled with no monetary or other damages being paid by either party, and Mr. Mirra will continue, uninterrupted, to be under contract with us until the year 2011.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC. We will furnish copies of the exhibits for a reasonable fee (covering the expense of furnishing copies) upon request:

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed on April 21, 1989, as amended (Commission File No. 33-28274))

3.2	Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed on April 21, 1989, as amended (Commission File No. 33-28274))

3.3	Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4(d) to the Company’s Registration Statement on Form S-8, filed on May 19, 1995 (Commission File No. 33-59483))

3.4	Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 3, 2002)

3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K, filed on June 12, 2000)

4.1	Specimen form of the Company’s common stock certificate (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended August 31, 1989, as amended)

4.2	Rights Agreement dated as of June 5, 2000, between the Company and American Securities Transfer & Trust, Inc. (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed on June 12, 2000)

4.3	Form of Registration Rights Agreement between the Company and certain purchasers of the Company’s securities, dated June, 2003 (incorporated by reference to Exhibit 4.3 to the Company’s Form S-3, filed on July 21, 2003)

4.4	Form of Investment Agreement between the Company and certain purchasers of the Company’s securities, dated June, 2003 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-3, filed on July 21, 2003)

Exhibit No.	Description
4.5	Form of Warrant between the Company and certain purchasers of the Company’s securities, dated June, 2003 (incorporated by reference to Exhibit 4.4 to the Company’s Form S-3, filed on July 21, 2003)

†4.6	Form of Registration Rights Agreement between the Company and certain purchasers of the Company’s securities, dated October, 2003

†4.7	Form of Warrant between the Company and certain purchasers of the Company’s securities, dated October, 2003

†4.8	Form of 10% Convertible Subordinated Note Purchase Agreement between the Company and certain purchasers of the Company’s securities, dated October, 2003

†4.9	Form of Promissory Note between the Company and certain purchasers of the Company’s securities, dated October, 2003

+10.1	Employee Stock Purchase Plan (incorporated by reference to the Company’s definitive proxy statement relating to fiscal 1997 filed on August 31, 1998)

+10.2	1998 Stock Incentive Plan (incorporated by reference to the Company’s definitive proxy statement relating to fiscal 1997 filed on August 31, 1998)

+10.3	Employment Agreement dated as of September 1, 1994 between the Company and Gregory E. Fischbach; and Amendment No. 1 dated as of December 8, 1996 between the Company and Gregory E. Fischbach (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended August 31, 1996)

+10.4	Employment Agreement dated as of September 1, 1994 between the Company and James Scoroposki; and Amendment No. 1 dated as of December 8, 1996 between the Company and James Scoroposki (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended August 31, 1996)

+10.5	Service Agreement effective January 1, 1998 between Acclaim Entertainment Limited and Rodney Cousens (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended August 31, 1996)

+10.6	Employment Agreement dated as of June 15, 2003 between the Company and Gerard F. Agoglia.

+10.7	Amendment No. 3, dated August 1, 2000, to the Employment Agreement between the Company and Gregory E. Fischbach, dated as of September 1, 1994 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended December 2, 2000)

+10.8	Amendment No. 3, dated August 1, 2000, to the Employment Agreement between the Company and James Scoroposki, dated as of September 1, 1994 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended December 2, 2000)

10.9	Revolving Credit and Security Agreement dated as of January 1, 1993 between the Company, Acclaim Distribution Inc., LJN Toys, Ltd., Acclaim Entertainment Canada, Ltd. and Arena Entertainment Inc., as borrowers, and GMAC Commercial Credit LLC as successor by merger to BNY Financial Corporation (“GMAC”), as lender, as amended and restated on February 28, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 1995), as further amended and modified by (i) the Amendment and Waiver dated November 8, 1996, (ii) the Amendment dated November 15, 1998, (iii) the Blocked Account Agreement dated November 14, 1996, (iv) Letter Agreement dated December 13, 1986, and (v) Letter Agreement dated February 24, 1997 (each incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed on March 14, 1997)

Exhibit No.	Description
10.10	Restated and Amended Factoring Agreement dated as of February 28, 1995 between the Company and GMAC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 1995), as further amended and modified by the Amendment to Factoring Agreements dated February 24, 1997 between the Company and GMAC (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K filed on March 14, 1997)

10.11	Amendment to Revolving Credit and Security Agreement and Restated and Amended Factoring Agreement, dated March 14, 2002 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 3, 2002)

10.12	Form of Participation Agreement between GMAC and certain junior participants (incorporated by reference to Exhibit 1 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 1998)

10.13	Note and Common Stock Purchase Agreement dated March 30, 2001 between the Company and Triton Capital Management, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed on April 16, 2001 (Commission File No. 333-59048))

10.14	Note and Common Stock Purchase Agreement dated March 31, 2001 between the Company and JMG Convertible Investments, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed on April 16, 2001 (Commission File No. 333-59048))

10.15	Note and Common Stock Purchase Agreement dated April 10, 2001 between the Company and Alexandra Global Investment Fund I, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-3 filed on April 16, 2001 (Commission File No. 333-59048))

10.16	Note Purchase Agreement dated June 14, 2001 between the Company and Alexandra Global Investment Fund, Ltd. (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-3 filed on August 8, 2001 (Commission File No. 333-59048))

10.17	Form of Share Purchase Agreement between the Company and certain purchasers relating to the 2001 Private Placement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on September 26, 2001 (Commission File No. 333-70226))

10.18	Form of Registration Rights Agreement between the Company and certain purchasers relating to the 2001 Private Placement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on September 26, 2001 (Commission File No. 333-70226))

*10.19	Licensed Publisher Agreement dated as of April 1, 2000 between the Company and Sony Computer Entertainment America (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2001)

*10.20	Licensed Publisher Agreement dated as of November 14, 2000 by and between the Company and Sony Computer Entertainment (Europe) Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on November 28, 2001)

*10.21	Confidential License Agreement for Game Boy Advance (Western Hemisphere) between Nintendo of America Inc. and the Company, effective July 11, 2001 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the period ended August 31, 2001)

*10.22	Xbox Publisher License Agreement dated as of October 10, 2000 between the Company and Microsoft Corporation (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the period ended August 31, 2001)

Exhibit No.	Description
*10.23	Confidential License Agreement for Nintendo GameCube by and between the Company and Nintendo of America Inc., dated as of the 15th day of November, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 4, 2001)

10.24	Form of Share Purchase Agreement between the Company and certain purchasers relating to the February 2002 Private Placement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on March 15, 2002 (Commission File No. 333-84368))

10.25	Form of Registration Rights Agreement between the Company and certain purchasers relating to the February 2002 Private Placement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed on March 15, 2002 (Commission File No. 333-84368))

10.26	Promissory Note executed by Gregory E. Fischbach in favor of Acclaim Entertainment, Inc., dated July 2, 2001

10.27	Promissory Note executed by James R. Scoroposki in favor of Acclaim Entertainment, Inc., dated July 2, 2001

10.28	Promissory Note executed by Gregory E. Fischbach in favor of Acclaim Entertainment, Inc., dated October 1, 2001

10.29	Promissory Note executed by James R. Scoroposki in favor of Acclaim Entertainment, Inc., dated October 1, 2001

10.30	Amendment, dated June 25, 2002, to Promissory Note, dated July 2, 2001, executed by Gregory E. Fischbach in favor of Acclaim Entertainment, Inc.

10.31	Amendment, dated June 25, 2002, to Promissory Note, dated July 2, 2001, executed by James R. Scoroposki in favor of Acclaim Entertainment, Inc.

10.32	Amendment, dated June 25, 2002, to Promissory Note, dated October 1, 2001, executed by Gregory E. Fischbach in favor of Acclaim Entertainment, Inc.

10.33	Amendment, dated June 25, 2002, to Promissory Note, dated October 1, 2001, executed by James R. Scoroposki in favor of Acclaim Entertainment, Inc.

10.34	Promissory Note executed by Simon Hosken in favor of Acclaim Entertainment, Inc., dated October 31, 2002.

10.35	Amendment and Modification to Revolving Credit and Security Agreement, dated June 29, 2003

10.36	Amended and Restated Cash Deposit Agreement between Gregory E. Fischbach and GMAC Commercial Finance, LLC, dated June 29, 2003

10.37	Amended and Restated Cash Deposit Agreement between James Scoroposki and GMAC Commercial Finance, LLC, dated June 29, 2003

10.38	Amended and Restated Limited Guaranty by Gregory E. Fischbach in favor of GMAC Commercial Finance, LLC, dated June 29, 2003

10.39	Amended and Restated Limited Guaranty by James Scoroposki in favor of GMAC Commercial Finance, LLC, dated June 29, 2003

10.40	Letter Agreement, dated June 29, 2003, between the Company’s Audit Committee and Gregory E. Fischbach and James Scoroposki

10.41	Form of Warrant Agreement between the Company and Gregory E. Fischbach, dated as of June 29, 2003

10.42	Form of Warrant Agreement between the Company and James Scoroposki, dated as of March 31, 2003

Exhibit No.	Description

†31	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been granted with respect to certain portions of this exhibit, which have been omitted therefrom and have been separately filed with the Commission.
+	Management contract or compensatory plan or arrangement.
†	Filed herewith.

(b) Current Reports on Form 8-K:

Current Report on Form 8-K filed on July 18, 2003;

Current Report on Form 8-K filed on July 28, 2003;

Current Report on Form 8-K filed on August 19, 2003; and

Current Report on Form 8-K filed on September 10, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

ACCLAIM ENTERTAINMENT, INC.

By:	/s/ RODNEY P. COUSENS

Rodney Cousens President and Chief Executive Officer

November 17, 2003

By:	/s/ GERARD F. AGOGLIA

Gerard F. Agoglia Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

November 17, 2003