Form 10-Q
period 2003-12-28
ACCLAIM ENTERTAINMENT INC
filed 2004-02-17
CIK 804888

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

As of February 5, 2004, 113,403,810 shares of common stock of the registrant were issued and outstanding.

ACCLAIM ENTERTAINMENT, INC.

FORM 10-Q QUARTERLY REPORT

PART I

Item 1. Consolidated financial statements

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 28, 2003	March 31, 2003
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,833	$4,495
Accounts receivable, net	17,072	24,303
Other receivables	386	3,360
Inventories	5,226	7,711
Prepaid expenses and other current assets	6,149	7,076
Capitalized software development costs, net	125	6,944
Building held for sale	6,186	5,424

Total Current Assets	40,977	59,313
Fixed assets, net	16,103	19,731
Other assets	1,101	893

Total Assets	$58,181	$79,937

Liabilities and Stockholders’ Deficit
Current Liabilities
Short-term borrowings	$20,690	$30,799
Trade accounts payable	31,459	28,477
Accrued expenses	33,180	28,751
Accrued selling expenses	18,941	26,649
Accrued stock-based expenses	3,465	—
Accrued restructuring costs	929	2,299
Mortgage payable	—	4,600
Income taxes payable	1,216	1,234

Total Current Liabilities	109,880	122,809

Long-Term Liabilities
Obligations under capital leases	375	632
Convertible notes	9,164	—
Other long-term liabilities	2,654	2,654

Total Liabilities	122,073	126,095

Stockholders’ Deficit
Preferred stock, $0.01 par value; 1,000 shares authorized; none issued	—	—
Common stock, $0.02 par value; 200,000 shares authorized; 109,404 and 96,621 shares issued and outstanding	2,188	1,932
Additional paid-in capital	327,272	313,616
Accumulated deficit	(390,959)	(359,911)
Accumulated other comprehensive loss	(2,393)	(1,795)

Total Stockholders’ Deficit	(63,892)	(46,158)

Total Liabilities and Stockholders’ Deficit	$58,181	$79,937

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2003	December 1, 2002	December 28, 2003	December 1, 2002
Net revenue	$39,273	$63,142	$113,688	$180,060
Cost of revenue	19,943	32,701	60,320	92,614

Gross profit	19,330	30,441	53,368	87,446

Operating expenses
Marketing and selling	9,089	20,420	21,908	52,045
General and administrative	9,087	10,365	26,503	32,258
Research and development	8,777	11,699	27,492	36,994
Stock-based compensation	(305)	—	945	—
Restructuring	22	—	227	—

Total operating expenses	26,670	42,484	77,075	121,297

Loss from operations	(7,340)	(12,043)	(23,707)	(33,851)

Other income (expense)
Interest expense, net	(1,481)	(1,449)	(3,516)	(3,592)
Non-cash financing expense	703	(193)	(3,085)	(579)
Other expense	(876)	(314)	(740)	(1,423)

Total other expense	(1,654)	(1,956)	(7,341)	(5,594)

Loss before income taxes	(8,994)	(13,999)	(31,048)	(39,445)
Income tax (benefit) provision	—	(128)	—	121

Net loss	$(8,994)	$(13,871)	$(31,048)	$(39,566)

Net loss per share data:
Basic	$(0.08)	$(0.15)	$(0.30)	$(0.43)

Diluted	$(0.08)	$(0.15)	$(0.30)	$(0.43)

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Preferred Stock Issued	Common Stock Issued		Additional Paid-In Capital	Notes Receivable
		Shares	Amount
Balance at August 31, 2002	$—	92,471	$1,849	$318,405	$(6,947)
Net loss	—	—	—	—	—
Exercise of stock options and warrants	—	10	—	11	—
Issuance of common stock under employee stock purchase plan	—	140	3	118	—
Issuance of common stock to executive officers for providing collateral for credit agreement	—	4,000	80	1,480	—
Warrants issued to executive officers for providing collateral for credit agreement	—	—	—	305	—
Warrant modification charges in connection with common stock issuance to executive officers	—	—	—	165	—
Stock option compensation	—	—	—	79	—
Foreign currency translation gain	—	—	—	—	—

Balance at March 31, 2003	—	96,621	1,932	320,563	(6,947)
Net loss	—	—	—	—	—
Exercise of stock options and warrants	—	245	5	106	—
Issuance of common stock under employee stock purchase plan	—	155	3	97	—
Issuance of common stock in private placement, net	—	16,383	328	7,986	—
Reclassification of common stock issuance to accrued stock-based expenses	—	(4,000)	(80)	(1,480)	—
Payment of notes receivable due from executive officers	—	—	—	—	6,947
Foreign currency translation loss	—	—	—	—	—

Balance at December 28, 2003*	$—	109,404	$2,188	$327,272	$—

*	Amounts as of and for the nine months ended December 28, 2003 are unaudited.

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(In thousands)

	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Income (loss)
Balance at August 31, 2002	$(292,106)	$(1,846)	$19,355
Net loss	(67,805)	—	(67,805)	$(67,805)
Exercise of stock options and warrants	—	—	11	—
Issuance of common stock under employee stock purchase plan	—	—	121	—
Issuance of common stock to executive officers for providing collateral for credit agreement	—	—	1,560	—
Warrants issued to executive officers for providing collateral for credit agreement	—	—	305	—
Warrant modification charges in connection with common stock issuance to executive officers	—	—	165	—
Stock option compensation	—	—	79	—
Foreign currency translation gain	—	51	51	51

Balance at March 31, 2003	(359,911)	(1,795)	(46,158)	$(67,754)

Net loss	(31,048)	—	(31,048)	(31,048)
Exercise of stock options and warrants	—	—	111
Issuance of common stock under employee stock purchase plan	—	—	100
Issuance of common stock in private placement, net	—	—	8,314
Reclassification of common stock issuance to accrued stock-based expenses	—	—	(1,560)
Payment of notes receivable due from executive officers	—	—	6,947
Foreign currency translation loss	—	(598)	(598)	(598)

Balance at December 28, 2003	$(390,959)	$(2,393)	$(63,892)	$(31,646)

*	Amounts as of and for the nine months ended December 28, 2003 are unaudited.

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	December 28, 2003	December 1, 2002
	(Unaudited)
Cash flows from operating activities:
Net loss	$(31,048)	$(39,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,247	6,220
Non-cash financing expense	3,085	579
Provision for price concessions and returns, net	22,573	76,277
Amortization of capitalized software development costs	7,382	10,345
Write-off of capitalized software development costs	304	4,102
Non-cash compensation expense	945	—
Gain from recovery of paid royalties	(531)	—
Loss on fixed asset disposals	39	—
Other non-cash items	30	503
Change in operating assets and liabilities:
Accounts receivable	(19,829)	(52,467)
Other receivables	4,301	3,129
Other assets	100	(238)
Inventories	2,865	(5,770)
Prepaid expenses	(1,556)	1,868
Capitalized software development costs	(1,059)	(21,031)
Accounts payable	1,463	4,516
Accrued expenses	(9,972)	7,087
Income taxes payable	576	564
Other long-term liabilities	—	(343)

Net cash used in operating activities	(16,085)	(4,225)

Cash flows from investing activities:
Acquisition of fixed assets	(368)	(3,866)
Proceeds from disposal of fixed assets	67	10
Deposit on building held for sale	6,247	—
Other assets	66	2

Net cash provided by (used in) investing activities	6,012	(3,854)

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Nine Months Ended
	December 28, 2003	December 1, 2002
	(Unaudited)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of expenses	11,329	—
Repayment of promissory notes	(614)	—
Payment of mortgages	(4,748)	(627)
Proceeds from payment of notes receivable	6,947	—
Payment of short-term bank loans, net	(9,873)	(25,216)
Proceeds from exercises of stock options and warrants	111	1,537
Payment of obligations under capital leases	(722)	(736)
Payment of private placement fees	—	(2,025)
Net proceeds from issuances of common stock	8,314	—
Proceeds from issuance of common stock under employee stock purchase plan	100	294

Net cash provided by (used in) financing activities	10,844	(26,773)

Effect of exchange rate changes on cash	567	812

Net increase (decrease) in cash and cash equivalents	1,338	(34,040)

Cash and cash equivalents: beginning of period	4,495	44,095

Cash and cash equivalents: end of period	$5,833	$10,055

Supplemental schedule of non-cash financing activities:
Acquisition of equipment under capital leases	$172	$947

Cash paid during the period for:
Interest	$3,126	$4,858
Income taxes	$161	$214

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

The accompanying consolidated financial statements include our results of operations for the three and nine month periods ended December 28, 2003, and the most comparable reported periods of the prior year, the three and nine month periods ended December 1, 2002. We have presented the three and nine month periods ended December 1, 2002 as prior year comparatives to the current year periods because the seasonal factors affecting both periods are similar, the data is comparable and recasting our prior year results of operations and related supporting schedules would not have been practicable nor cost justified.

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

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As of March 31, 2003, our independent auditors’ report, as prepared by KPMG LLP and dated May 20, 2003, included an explanatory paragraph relating to the substantial doubt as to our ability to continue as a going concern due to working capital and stockholders’ deficits as of March 31, 2003 and the recurring use of cash in operating activities. For the nine months ended December 28, 2003, we had a net loss of $31,048 and used $16,085 of cash in operating activities. As of December 28, 2003, we had a stockholders’ deficit of $63,892, a working capital deficit of $68,903 and cash and cash equivalents of $5,833. These factors have continued to raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and, based on management’s plans described below, have been prepared on a going concern basis.

Our short-term liquidity has been supplemented with borrowings under our North American and International credit facilities with our primary lender. In February 2004, we completed the sale of our 9% senior convertible subordinated notes from which we raised gross proceeds of $15,000. In September and October 2003, we completed the sale of our 16% convertible subordinated notes, resulting in gross proceeds of $11,863. As of December 28, 2003, our primary lender had advanced to us a supplemental discretionary loan of $4,000. Additionally, in June 2003, we completed a private placement of 16,383 shares of our common stock to a limited group of private investors, resulting in net proceeds to us of $8,314. To enhance our short-term liquidity, during fiscal 2003, we implemented targeted expense reductions through a business restructuring. In connection with the restructuring, we reduced our fixed and variable expenses, closed our Salt Lake City, Utah software development studio, redeployed various company assets, eliminated certain marginal software titles under development, reduced our staff and staff related expenses and lowered our overall marketing expenditures. Additionally, on March 31, 2003, our primary lender had advanced to us a supplemental discretionary loan of $11,000 through May 31, 2003. In accordance with the terms of the amendment to our credit agreement that afforded us the supplemental discretionary loan, as of May 31, 2003, we repaid $6,000 of the supplemental discretionary loan and as of September 26, 2003, we repaid the remaining $5,000. During the six months ended September 28, 2003, our Co-chairmen fully repaid a total of $6,947 of their outstanding loans and related accrued interest of $873.

Our future liquidity will significantly depend in whole or in part on our ability to (1) timely develop and market new software products that meet or exceed our operating plans, (2) realize long-term benefits from our implemented expense reductions, (3) continue to enjoy the support of our primary lender and vendors and (4) register with the SEC the shares underlying the September/October 2003 and the February 2004 convertible notes financings. If we do not substantially achieve our overall projected revenue levels as reflected in our business operating plan, and continue to realize additional benefits from the expense reductions we have implemented, we will either need to make further significant expense reductions, including, without limitation, the sale of certain assets or the consolidation or closing of certain operations, additional staff reductions, and/or the delay, cancellation or reduction of certain product development and marketing programs. Additionally, some of these measures may require third party consents or approvals from our primary lender and others, and there can be no assurance those consents or approvals will be obtained.

In the event that we do not achieve our business operating plan, continue to derive significant expense savings from our implemented expense reductions and register with the SEC the shares underlying the September/October 2003 and February 2004 convertible notes financings, we cannot assure our stockholders that our future operating cash flows will be sufficient to meet our operating requirements and debt service requirements. If any of the preceding events were to occur, our operations and liquidity would be materially and adversely affected and we could be forced to cease operations.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

On January 24, 2003, we received a letter from The Nasdaq Stock Market, Inc. stating that, because our common stock had not closed at or above the minimum $1.00 per share bid price requirement for 30 consecutive trading days, we had not met the minimum bid price requirements for continued listing as set forth in Marketplace Rule 4310(c)(4), and we had until July 23, 2003 in which to regain compliance. On July 25, 2003, we received notice from Nasdaq that in accordance with Marketplace Rule 4310(c)(8)(D) we were granted a 180 day extension of time, or until January 20, 2004 with which to regain compliance with the minimum bid requirement.

On January 21, 2004, we received a letter from Nasdaq indicating that the Company had been granted an extension, until January 24, 2005, within which to regain compliance with the minimum $1.00 bid price per share requirement of The Nasdaq SmallCap Market. In the notice, the Nasdaq staff noted that since the Company meets the initial inclusion criteria for The Nasdaq SmallCap Market under Marketplace Rule 4310(c), it is eligible for this additional compliance period. However, if prior to January 24, 2005, the bid price of the Company’s common stock does not close at $1.00 per share or more for a minimum of 10 consecutive trading days, then the Company is required to (1) seek shareholder approval for a reverse stock split at or before its next shareholder meeting and (2) promptly thereafter effectuate the reverse stock split. The Company has committed in writing to Nasdaq to effectuate those measures in the event compliance is not achieved prior to January 24, 2005. If at any time before January 24, 2005, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Nasdaq staff will provide notification that the Company complies with Marketplace Rule 4310(c)(8)(D). The Company cannot provide any assurance that it will receive an affirmative vote of its stockholders authorizing a reverse stock split, if required, nor that the Company will regain compliance with the minimum bid price requirement.

D.    Net Revenue

We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” in conjunction with the applicable provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition.” Accordingly, we recognize revenue for software when there is (1) persuasive evidence that an arrangement exists, which is generally a customer purchase order, (2) the software is delivered, (3) the selling price is fixed and determinable and (4) collectibility of the customer receivable is deemed probable. We do not customize our software or provide postcontract support to our customers.

The timing of when we recognize revenue generally differs for our retail customers and distributor customers. For retail customers, we recognize software product revenue when the products are shipped to the retail customers. Because we do not provide extended payment terms and our revenue arrangements with retail customers do not include multiple deliverables such as upgrades, postcontract customer support or other elements, our selling price for software products is fixed and determinable when titles are shipped to retail customers. We generally deem collectibility probable when we ship titles to retail customers as the majority of these sales are to major retailers that possess significant economic substance, the arrangements consist of payment terms of 60 days, and the customers’ obligation to pay is not contingent on the resale of product in the retail channel. For distributor customers, collectibility is deemed probable and we recognize revenue on the earlier to occur of when the distributor pays the invoice or when the distributor provides persuasive evidence that the product has been resold, assuming all other revenue recognition criteria have been met. For product shipped on consignment, we recognize revenue when the customer provides persuasive evidence that the product has been resold and the customer pays for the product that has been resold.

We are generally not contractually obligated and generally do not accept returns, except for defective product. However, we grant price concessions to our customers who primarily are major retailers that control the

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

market access to the consumer when those concessions are necessary to maintain our relationship with the retailers and gain access to their retail channel customers. If the consumers’ demand for a specific title falls below expectations or significantly declines below previous rates of sell-through, then, we generally will provide a price concession or credit to spur further sales by the retailer to maintain the customer relationship. If a price concession cannot be agreed upon, we generally will accept a product return. We record revenue net of an allowance for estimated price concessions and returns. We must make significant estimates and judgments when determining the appropriate allowance for price concessions and returns in any accounting period. In order to derive and evaluate those estimates, we analyze historical price concessions and returns, current sell-through of product and retailer inventory, current economic trends, changes in consumer demand and acceptance of our products in the marketplace, among other factors.

Allowances for price concessions and returns are reflected as a reduction of accounts receivable when we have agreed to grant credits to our customers; otherwise, they are reflected as an accrued liability. Our allowance for price concessions and returns, including both the accounts receivable and accrued liability components, is summarized below:

	December 28, 2003	March 31, 2003
Gross accounts receivable (please see note 2)	$34,165	$50,980

Allowances:
Accounts receivable allowance (please see note 2)	$17,093	$26,677
Accrued price concessions (please see note 10)	14,510	19,623
Accrued rebates (please see note 10)	809	2,010

Total allowances	$32,412	$48,310

E.    Interest Expense, Net

Interest expense, net is comprised of:

	Three Months Ended		Nine Months Ended
	December 28, 2003	December 1, 2002	December 28, 2003	December 1, 2002
Interest income	$7	$191	$155	$1,209
Interest expense	(1,488)	(1,640)	(3,671)	(4,801)

	$(1,481)	$(1,449)	$(3,516)	$(3,592)

F.    Shipping and Handling Costs

We record shipping and handling costs as a component of general and administrative expenses. We do not invoice our customers for and have no revenue related to shipping and handling costs. These costs amounted to $1,276 for the three months ended December 28, 2003, $1,490 for the three months ended December 1, 2002, $3,305 for the nine months ended December 28, 2003 and $4,122 for the nine months ended December 1, 2002.

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

H.    Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, (SFAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure”, amending FASB Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in calendar 2005. We will continue to monitor their progress on the issuance of this standard as well as evaluate our position with respect to current guidelines.

We used the Black Scholes option-pricing model to calculate the fair values of the stock options we granted with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 28, 2003	December 1, 2002	December 28, 2003	December 1, 2002
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	2.4%	2.3%	2.1%	3.1%
Expected stock volatility	123%	123%	126%	76%
Expected option life	3 yrs	3 yrs	3 yrs	3 yrs

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

	Three Months Ended		Nine Months Ended
	December 28, 2003	December 1, 2002	December 28, 2003	December 1, 2002
Net loss:
As reported	$(8,994)	$(13,871)	$(31,048)	$(39,566)
Add: Stock-based compensation expense included in net loss (please see note 11)	(305)	—	945	—
Deduct: Total stock-based employee compensation expense using fair value method	(398)	(1,203)	(3,280)	(3,510)

Pro forma	$(9,697)	$(15,074)	$(33,383)	$(43,076)

Diluted net loss per share:
As reported	$(0.08)	$(0.15)	$(0.30)	$(0.43)

Pro forma	$(0.09)	$(0.16)	$(0.32)	$(0.47)

Stock-based compensation of $(305) for the three months ended December 28, 2003 and $945 for the nine months ended December 28, 2003 was excluded from general and administrative expenses and classified separately in the statements of operations.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

I.    New Accounting Pronouncements

In December 2003, the FASB issued a revised version of FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaces FIN 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. We will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For our variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on March 31, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. We do not currently have any variable interest entities.

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

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which updates the previously issued revenue recognition guidance in SAB 101, based on the Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” According to EITF 00-21, if the deliverables in a sales arrangement constitute separate units of accounting, as defined, the revenue-recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting under the separation criteria, as defined, the revenue-recognition policy must be determined for the entire arrangement. The application of SAB 104 did not have any impact on our financial statements.

J.    Comprehensive Loss

Comprehensive loss for the nine months ended December 28, 2003 is presented in the accompanying Consolidated Statement of Stockholders’ Equity (Deficit) and was $9,024 for the three months ended December 28, 2003, $13,673 for the three months ended December 1, 2002 and $39,564 for the nine months ended December 1, 2002.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

K.    Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.    ACCOUNTS RECEIVABLE

Accounts receivable are comprised of:

	December 28, 2003	March 31, 2003
Assigned receivables due from factor	$25,465	$42,704
Unfactored accounts receivable	8,700	8,276

	34,165	50,980
Allowance for price concessions and returns	(17,093)	(26,677)

	$17,072	$24,303

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

Before our primary lender purchases our U.S. accounts receivable and remits payment to us for the purchase price, it may, in its discretion, provide us cash advances under our North American credit agreement (please see note 13B) taking into account the assigned receivables due from our customers, among other factors. As of December 28, 2003, our primary lender was advancing us 60% of the eligible receivables due from our retail customers. The factoring charge of 0.25% of assigned accounts receivable, with invoice payment terms of up to 60 days and an additional 0.125% for each additional 30 days or portion thereof, is recorded in interest expense. Additionally, our factor, utilizing an asset based borrowing formula, advances us cash equal to 50% of our inventory that is not in excess of 60 days old.

3.    OTHER RECEIVABLES

Other receivables are comprised of:

	December 28, 2003	March 31, 2003
Foreign value added tax	$268	$—
Notes receivable and accrued interest due from officers (please see note 16)	33	1,469
Licensing fee recovery	—	1,415
Other	85	476

	$386	$3,360

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

4.    INVENTORIES

Inventories are comprised of:

	December 28, 2003	March 31, 2003
Raw material and work-in-process	$156	$131
Finished goods	5,070	7,580

	$5,226	$7,711

5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of:

	December 28, 2003	March 31, 2003
Prepaid advertising	$248	$414
Prepaid product	3,848	28
Prepaid insurance	590	3,122
Prepaid taxes	228	326
Royalty advances	619	754
Financing costs (please see note 13)	—	1,724
Other prepaid expenses	616	708

	$6,149	$7,076

6.    BUILDING HELD FOR SALE

In March 2003, we committed ourselves to a plan to sell our building located in the United Kingdom. Since then the building has not been in use. On November 28, 2003, we entered into an agreement for the sale and leaseback of the building. Under the terms of the agreement, the buyer purchased the building for $8,636 (£4,888) and we contracted to lease the building for 15.5 years at an annual rent of $813 (£460), subject to adjustment. According to the guidance in Statement of Financial Accounting Standard No. 66 “Accounting for Sales of Real Estate,” due to our continuing requirement to complete improvements to the building at our cost, which are necessary in order to make the building suitable for occupancy, and the buyer’s right under the terms of the agreement to defer the remaining payments due until the work is completed, the conditions required for sale recognition had not been met as of December 28, 2003. As of December 28, 2003, we classified the cash we received from the buyer of $6,799 (£3,848) as a deposit payable in accrued expenses. Of the deposit received, $4,917 (£2,783) was used to repay the outstanding balance of the mortgage payable and related interest associated with the building. All criteria for sale recognition are expected to be met and we will record the sale when we have fulfilled our obligation to complete improvements to the building which is expected to occur on or before June 30, 2004. Upon recognition of the sale, we will record a deferred gain of approximately $2,415 (£1,367), net of related transaction costs, which will be recognized on a straight line basis over the 15.5 year life of our lease as a reduction to rent expense. As of December 28, 2003, the net carrying value of the building was $6,186 (£3,448).

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

7.    FIXED ASSETS

Fixed assets are comprised of:

	December 28, 2003	March 31, 2003
Buildings and improvements	$20,162	$20,155
Furniture, fixtures and equipment	41,055	43,405
Automotive equipment	420	394

	61,637	63,954
Accumulated depreciation	(45,534)	(44,223)

	$16,103	$19,731

8.    OTHER ASSETS

Other assets are comprised of:

	December 28, 2003	March 31, 2003
Deferred financing costs	$685	$320
Deposits	416	473
Notes receivable due from officers (please see note 16)	—	100

	$1,101	$893

9.    ACCRUED EXPENSES

Accrued expenses are comprised of:

	December 28, 2003	March 31, 2003
Accrued advertising and marketing	$356	$300
Accrued consulting and professional fees	1,563	1,201
Accrued excise and other taxes	3,812	1,197
Accrued deposit payable on building held for sale	6,799	—
Accrued liabilities for derivatives (please see note 13A)	2,800	—
Accrued fair value of convertible note placement agent warrants	180	—
Accrued duty and freight	932	887
Accrued litigation	1,378	1,535
Accrued payroll	4,011	4,002
Accrued purchases	2,839	4,893
Accrued royalties payable and licensing obligations	7,040	12,188
Other accrued expenses	1,470	2,548

	$33,180	$28,751

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

10.    ACCRUED SELLING EXPENSES

Accrued selling expenses are comprised of:

	December 28, 2003	March 31, 2003
Accrued cooperative advertising	$1,962	$3,187
Accrued price concessions	14,510	19,623
Accrued sales commissions	1,660	1,829
Accrued rebates	809	2,010

	$18,941	$26,649

11.    ACCRUED STOCK-BASED EXPENSES

Accrued stock-based expenses is comprised of liabilities that are expected to be settled through the issuance of 5,500 shares of our common stock (4,000 shares, in the aggregate, to two executive officers and 1,500 shares to another executive for his appointment as CEO), but which require stockholder approval prior to such issuances under NASD Rules. On January 20, 2004, our stockholders approved the issuance of the 1,500 shares to our CEO at which time the associated compensation was fixed at $1,140, based on the market value of our common stock on that date. The fair value of the 4,000 and 1,500 shares, reflected as accrued stock-based expenses as of December 28, 2003, were $2,520 and $945, respectively. The Compensation Committee and the Board of Directors have approved the issuance of the 1,500 common shares to an executive officer for his promotion to CEO in May 2003 and the 4,000 common shares to two other executive officers in March 2003 (please see note 13B). Until our stockholders vote on whether to approve the issuance of the 4,000 shares, the liabilities associated with those shares will fluctuate with the market value of the related common stock, which was $0.63 per share on December 28, 2003. Non-cash financing expense for the three months ended December 28, 2003 includes the $(812) change in market value of the 4,000 common shares between September 28, 2003 and December 28, 2003. For the nine months ended December 28, 2003, non-cash financing expense related to the 4,000 shares equals the excess of the market value of such shares as of December 28, 2003 over the portion of such market value that had been amortized in fiscal 2003, or $2,251. Stock-based compensation for the three months ended December 28, 2003 includes the $(305) change in market value of the 1,500 common shares between September 28, 2003 and December 28, 2003, whereas stock-based compensation for the nine months ended December 28, 2003 reflects the $945 market value of the shares as of December 28, 2003.

12.    ACCRUED RESTRUCTURING COSTS

In December 2002 and January 2003, we restructured our operations in order to lower our operating expenses and improve our operating cash flows. Under the plan, we closed our software development studio located in Salt Lake City, Utah, and reduced global administrative headcount. The studio closing was designed to achieve financial efficiencies through consolidation of all our domestic internal product development. The closure of the development studio and reduction of our global administrative headcount reduced our overall headcount by approximately 100 employees and resulted in initial restructuring charges of $4,824 during fiscal 2003. The restructuring charges included accruals for employee termination costs, the write-off of certain fixed assets and leasehold improvements and the accrual of the development studio lease commitment, which is net of estimated sub-lease rental income. During the three months ended December 28, 2003, a restructuring charge of

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

$22 was recorded due to an increase in the net present value of accrued restructuring costs. During the nine months ended December 28, 2003, restructuring charges of $227 were recorded due to the change in net present value of accrued restructuring costs as well as an adjustment to our forecast of sub-lease rental income and additional lease costs. The development studio lease commitment expires in May 2007 and the employee severance agreements expire over various periods through April 2004. During the three and nine month periods ended December 1, 2002, no restructuring charges were incurred.

The following table presents the components of the change in the balance of accrued restructuring charges for the three and nine months ended December 28, 2003:

	Three Months Ended December 28, 2003	Nine Months Ended December 28, 2003
Accrued restructuring costs, beginning of period	$1,176	$2,299
Adjustments to employee termination costs, lease costs and estimated sub-lease rental income	22	227
Less: costs paid	(269)	(1,597)

Ending balance as of December 28, 2003	$929	$929

13.    DEBT

Debt is comprised of:

	December 28, 2003	March 31, 2003
Short term debt:
Obligations under capital leases	$458	$736
Supplemental bank loan (B)	4,000	11,000
Advances from International factors (C)	4,843	4,110
Advances from North American factor (B) (please see note 2)	1,766	4,154
Bank participation advance (D)	9,500	9,500
Promissory note (E)	123	737
Bank overdraft	—	562

	20,690	30,799

Long term debt:
16% convertible subordinated notes (A)	9,164	—
Obligations under capital leases	375	632

	9,539	632

	$30,229	$31,431

A.    16% Convertible Subordinated Notes

During September and October 2003, we raised gross proceeds of $11,863 in connection with the sale, to a limited group of private investors, of our convertible subordinated notes (the “Notes”), due in 2010. On

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

November 12, 2003, we received notification from The Nasdaq Stock Market, Inc. that, in Nasdaq’s opinion, the structure of our September/October 2003 private offering of the Notes was not in compliance with NASD Marketplace Rule 4350(i)(1)(d). The Note offering was structured in a manner we believe complied with Nasdaq’s published rules. However, based upon discussions and agreement with Nasdaq and the holders of the Notes, in December 2003, we amended the terms of the Notes to secure Nasdaq’s agreement that the structure of the Notes complied with their rules.

The amended Notes were initially convertible into 13,262 shares of our common stock, based upon a conversion price of $0.8945 per share. The conversion price is based upon the closing price of our common stock that Nasdaq advised us complied with its interpretation of “market price” as of the time of the Note offering. The terms of the Note agreements provided for an adjustment to the conversion rate, subject to stockholder approval. On January 20, 2004, our stockholders voted to authorize an adjustment of the conversion price to $0.57 per share, a 36% discount from the $0.8945 conversion price. Accordingly, the Notes are now convertible into 20,812 shares of our common stock. The interest rate on the Notes is 16% per annum, due semi-annually on each of April 15 and October 15, commencing April 15, 2004. The purchasers of the Notes have also received warrants to purchase approximately 8,193 shares of our common stock, at an exercise price of $0.8945 per share, which exercise price was adjusted to $0.57 when stockholder approval was obtained on January 20, 2004.

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

In the event our common stock price closes at 200% of the Notes’ conversion price in effect at the time for 10 consecutive trading days, we have the right to require the holders of the warrants to exercise the warrants in full, within 10 business days following notification of the forced exercise.

The securities offered have not been registered under the Securities Act of 1933, as amended, or state securities laws, and may not be offered or sold in the United States absent registration with the SEC under the Securities Act of 1933, or an applicable exception therefrom. We agreed to file a registration statement to register the shares of our common stock underlying the Notes and warrants by December 19, 2003 and that the shares would be registered by January 26, 2004. As the registration statement was not filed by December 19, 2003, we incurred a penalty to the purchasers of 1% of the proceeds of the Notes or $119, which amount was included in other expense for the three and nine month periods ended December 28, 2003. We will incur additional 1% penalties for each month that passes where the shares underlying the Notes and warrants are not registered.

Based on the accounting guidance in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (1) the conversion option of the Notes, (2) the warrants issued with those Notes and (3) the put option held by the purchasers of the Notes are derivative instruments because we have contractually agreed to register the common shares underlying them and at issuance the conversion option

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

was not at a fixed rate. We have recorded these derivative instruments as liabilities, included in accrued expenses in the accompanying balance sheet, at their fair values as determined by an independent valuation. Until the underlying shares are registered, and, additionally for the put option, until the Notes are converted to common stock or repaid, the instruments are considered derivatives and therefore the related liabilities each reporting period will be adjusted to their fair value. We will record adjustments to the liabilities each reporting period as non-cash financing expense or income in the statement of operations until the instruments are no longer considered derivatives and the then fair value of the instruments will be reclassified from a liability to additional paid-in capital.

We have allocated the proceeds from the sale of the Notes first to the fair values of the derivative instruments related to the Notes with the balance allocated to the Notes. Based on the fair values as of December 28, 2003, the proceeds allocated to the conversion feature of the Notes was $305, to the warrants was $2,495 and to the Notes was $9,063. The fair values of the conversion feature of the Notes and the warrants was included in accrued expenses as of December 28, 2003. The put option held by the purchasers of the Notes had no value as of December 28, 2003. The fair values of the conversion feature and the warrants represent debt discounts and will be amortized to expense over the term of the Notes or, if earlier, upon their conversion to common stock. Under the terms of the Notes, they will automatically convert to common stock at $0.57 per share if and when the shares underlying the Notes and warrants are registered with the SEC as long as our common stock remains listed on Nasdaq. If this automatic conversion were to occur, the unamortized balance of the debt discounts would be recorded as non-cash financing expense at that time. As of December 28, 2003, the unamortized debt discount related to the conversion feature of the Notes was $298 and the debt discount related to the warrants was $2,401. Amortization of the debt discounts amounted to $101 for the three and nine months ended December 28, 2003 and is included in non-cash financing expense in the statement of operations and increased the balance of the Notes.

We incurred placement agent fees of $714 in connection with the Notes transaction, comprised of warrants to purchase 267 shares of our common stock at an exercise price of $0.8945 per share with a fair value of $180, and a cash payment of $534. We are amortizing these fees on a straight-line basis over the term of the Notes or, upon their conversion to common stock. Similar to the warrants issuable to the private investors, because the shares underlying the warrants are not registered, they are considered derivative instruments under EITF Issue No. 00-19 and therefore until the date the shares are registered, we are required to revalue the warrants on a quarterly basis and classify them in accrued expenses. Amortization of these fees amounted to $29 for the three and nine months ended December 28, 2003. The unamortized portion of these fees is included in other assets as of December 28, 2003.

B.    North American Credit Agreement

Our primary lender and we are parties to a North American credit agreement, which expires on August 31, 2004. This agreement automatically renews for additional one-year periods, unless our primary lender or we terminate the agreement with 90 days’ prior notice. Under the agreement, our primary lender generally advances cash to us based on a borrowing formula that primarily takes into account the balance of our eligible U.S. receivables that the primary lender expects to purchase in the future, and to a lesser extent our finished goods inventory balances. Advances to us under the North American credit agreement bear interest at 1.50% per annum above our primary lender’s prime rate (5.50% as of December 28, 2003; 5.75% as of March 31, 2003). Borrowings that our primary lender may provide us in excess of an availability formula bear interest at 2.00% above our primary lender’s prime rate. Under the North American credit agreement, we may not borrow more

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

than $30,000 or the amount calculated using the availability formula, whichever is less, unless our primary lender approves a supplemental discretionary loan. Our primary lender has secured all of our obligations under the North American credit agreement with substantially all of our assets. Under the terms of the North American credit agreement, we are required to maintain specified levels of working capital and tangible net worth, among other financial covenants. As of December 28, 2003 and March 31, 2003, we were not in compliance with respect to some of the financial covenants contained in the agreement and received waivers from our primary lender.

On March 31, 2003, our North American credit agreement was amended which allowed us to borrow supplemental discretionary loans of $11,000 through May 31, 2003, which thereafter was reduced to $5,000 through September 29, 2003 above the standard formula for short-term funding. In accordance with the terms of the amended credit agreement that afforded us the supplemental discretionary loan, as of May 31, 2003, we repaid $6,000 of the supplemental discretionary loan and as of September 26, 2003, we repaid the remaining $5,000. As a condition precedent to our primary lender entering into the amendment, two of our major shareholders, who are also executive officers, otherwise referred to as the Affiliates, pledged an aggregate cash deposit of $2,000 with our primary lender in order to provide a limited guarantee of our obligations. Our primary lender returned the cash deposit to the Affiliates on September 26, 2003 concurrently with our repayment of the supplemental discretionary loan. As consideration to the Affiliates for making the deposit, and based upon the advice of, and a fairness opinion obtained from an independent financial advisor, on March 31, 2003, the Audit Committee approved and the Board of Directors authorized the issuance to each Affiliate 2,000 shares of our common stock with a then aggregate market value of $1,560 ($2,520 as of December 28, 2003) and a warrant to purchase 500 shares of our common stock at an exercise price of $0.50 per share with an aggregate fair value of $305.

In June 2003, Nasdaq advised us that their then unpublished internal interpretation of NASD Marketplace Rule 4350(i)(1)(a) requires us to obtain stockholder ratification of the issuance of the shares to the Affiliates. Therefore, the issuance of the 4,000 common shares are subject to stockholder approval and variable accounting is being applied to the issuance. Nasdaq has subsequently published a proposed amendment to Marketplace Rule 4350(i)(1)(a) which addresses this issue. Since the common shares are now forfeitable, as of June 29, 2003, we reclassified the $1,560 aggregate market value of the shares at issuance from stockholders’ equity to accrued stock-based expenses. We are required to revalue the common shares at each quarter-end, until the market value is fixed if and when the stockholders approve the share issuance. Accordingly, during the nine month period ended December 28, 2003 we increased accrued stock-based expenses by $960 to the market value of the common shares of $2,520 as of December 28, 2003.

We have expensed the fair value of the stock-based and warrant-based consideration provided to the Affiliates as a non-cash financing expense over the period between the date the initial supplemental loans were advanced in February 2003 and the date they were fully repaid, September 26, 2003. Non-cash financing expense was $(812) for the three months ended December 28, 2003 and $2,520 for the nine months ended December 28, 2003.

In December 2003, our North American credit agreement was amended to allow for a supplemental discretionary loan of up to $4,000 from December 16, 2003 thru December 31, 2003, up to $5,000 from January 1, 2004 through January 31, 2004, up to $3,000 from February 1, 2004 through February 29, 2004, up to $2,000 from March 1, 2004 through March 31, 2004 and up to $1,000 from April 1, 2004 through April 30, 2004, on which date the outstanding supplemental loan balance is due to be repaid.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

There were advances outstanding within the standard borrowing formula under the North American credit agreement of $1,766 as of December 28, 2003 and $4,154 as of March 31, 2003. A supplemental discretionary loan of $4,000 was outstanding as of December 28, 2003 and $11,000 was outstanding as of March 31, 2003.

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

C.    Advances from International Factors

In fiscal 2001, several of our international subsidiaries entered into a receivables facility with our U.K. bank. Under the international facility, we can obtain financing of up to the lesser of approximately $18,000 or 60% of the aggregate amount of eligible receivables from our international operations. The amounts we borrow under the international facility bear interest at 2.00% per annum above LIBOR (4.95% as of December 28, 2003 and 5.17% as of March 31, 2003). This international facility has a term of three years, which automatically renews for additional one-year periods thereafter unless either our U.K. bank (GMAC) or we terminate it upon 90 days’ prior notice. Our U.K. bank has secured the international facility with the accounts receivable and assets of our international subsidiaries that participate in the facility. We had an outstanding balance under the international facility of $4,615 as of December 28, 2003 and $4,110 as of March 31, 2003.

In September 2003, a French bank advanced our local subsidiary $1,009 based on the outstanding balances of selected accounts receivable invoices. Customer payments of those invoices made directly to the French bank have been and will be applied to repay the outstanding loan. As of December 28, 2003, the remaining amount outstanding was $228. Our French subsidiary retains the credit risk for the invoices and therefore will cover any customer collection shortfall. The borrowed funds bear interest at 1.30% per annum above the one month EURIBOR rate (2.1% as of December 28, 2003).

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

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

E.    Promissory Note

In March 2003, we provided a promissory note to an independent software developer in the amount of $804. The balance of the note was $123 as of December 28, 2003 and $737 as of March 31, 2003. The note bears interest at a rate of 8% per annum and is due to be fully paid in February 2004.

F.    Our debt matures as follows:

Fiscal years ending March 31,
2004	$6,832
2005	13,935
2006	221
2007	77
2008	—
Thereafter	9,164

$30,229

14.    LOSS PER SHARE

	Three Months Ended		Nine Months Ended
	December 28, 2003	December 1, 2002	December 28, 2003	December 1, 2002
Basic and Diluted EPS Computation:
Net loss	$(8,994)	$(13,871)	$(31,048)	$(39,566)

Weighted average common shares outstanding	109,254	92,471	105,161	92,167

Basic and Diluted net loss per share	$(0.08)	$(0.15)	$(0.30)	$(0.43)

We have excluded the effect of stock options, warrants and our outstanding 16% convertible notes in our calculation of diluted loss per share for the three and nine months ended December 28, 2003 and December 1, 2002 because their impact would have been antidilutive. Common stock equivalents excluded from loss per share amounted to 13,149 options and 15,370 warrants as of December 28, 2003 and 14,995 options and 3,945 warrants as of December 1, 2002.

15.    EQUITY

In June 2003, we received net proceeds of $8,314 from a private placement of 16,383 shares of our common stock at prices ranging from $0.50 to $0.60 per share. The per share price represented an approximate 20% discount to the then recent public trading price of our common stock. In August 2003, our registration statement covering the shares of common stock issued in the offering became effective. Based on the purchase agreement, we were obligated to pay each investor an amount equal to 1% of the purchase price paid for the shares for every 30-day period which passed commencing August 3, 2003 that the registration statement was not declared effective. Because the registration statement was declared effective subsequent to August 3, 2003, we recorded a charge of $90 which is included in other income (expense) for the three and nine months ended December 28, 2003 and accrued expenses as of December 28, 2003. In connection with the private placement, we issued

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

warrants to purchase 478 shares of our common stock with an exercise price of $0.50 per share to certain of the private placement investors and the placement agent. Of such warrants, 150 were exercised in October 2003. In addition, as a result of the private placement and anti-dilution provisions included in certain warrants then outstanding, the number of shares issuable under the warrants increased and the exercise price of the warrants decreased to $0.50 per share. The following table summarizes the warrant modifications:

	Modified		Original
Issuance Purpose	Number	Exercise Price	Number	Exercise Price	Expiration Date
Junior Participation	2,032	$0.50	1,270	$1.25	March, 2006
2002 Officer	2,283	0.50	1,250	2.88	April, 2012

	4,315	0.50	2,520	2.06

On March 31, 2003, as a result of the 4,000 common shares authorized to be issued to the Affiliates in connection with the amendment to the North American credit agreement with our primary lender (please see note 13B) and the anti-dilution provisions associated with certain warrants outstanding on the date of our authorization to issue the shares unrelated to the Affiliates, the number of shares issuable under the warrants increased and the exercise price decreased to $0.39 per share. We have amortized the excess of the fair value of the total modified warrants over the fair value of the original warrants of $165, as calculated using the Black-Scholes option pricing model, as a non-cash financing expense on a straight-line basis over the period between March 31, 2003 through September 26, 2003, the date on which we fully repaid the supplemental discretionary loan. The related non-cash financing expense amounted to $165 for the nine months ended December 28, 2003.

As of December 28, 2003 and March 31, 2003, we had common shares reserved for issuance for the following warrants:

	December 28, 2003		March 31, 2003
Issuance Purpose	Number	Exercise Price	Number	Exercise Price
Junior participation	2,032	$0.50	1,270	$1.25
2002 officer	2,283	0.50	1,250	2.88
2003 officer	1,000	0.50	1,000	0.50
1997 financing	569	0.39	569	0.39
2000 financing	210	0.39	210	0.39
2002 financing	255	0.39	255	0.39
2001 private placement	233	3.46	233	3.46
2003 private placement - June	328	0.50	—	—
2003 private placement of convertible notes	8,460	0.57	—	—

	15,370	0.58	4,787	1.44

Please see note 13B regarding 4,000 shares issued to our Co-Chairmen as consideration for their depositing a total of $2,000 with our primary lender in order to provide a limited guarantee on our obligations.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

16.    RELATED PARTY TRANSACTIONS

Fees for services

We pay sales commissions to a firm which is owned and controlled by one of our co-chairmen. That firm earns these sales commissions based on the amount of our software sales that firm generates. Commissions earned by that firm amounted to $3 for the three months ended December 28, 2003, $153 for the three months ended December 1, 2002, $(10) for the nine months ended December 28, 2003 and $392 for the nine months ended December 1, 2002. We owed that firm $247 as of December 28, 2003 and $498 as of March 31, 2003.

During previous fiscal years we received legal services from two separate law firms of which two members of our Board of Directors are partners. In connection with the one firm which continues to represent us, we incurred fees of $183 for the three months ended December 28, 2003, $186 for the three months ended December 1, 2002, $630 for the nine months ended December 28, 2003 and $533 for the nine months ended December 1, 2002. For the firm that no longer represents us, we incurred no fees for the three months ended December 1, 2002 and $16 for the nine months ended December 1, 2002. We owed the firm that continues to represent us, legal fees of $365 as of December 28, 2003 and $353 as of March 31, 2003.

Notes receivable

In October 2002, we loaned a senior executive $300 under a promissory note for the purpose of purchasing a new residence. Our Compensation Committee approved the terms and provisions of the loan in April 2002. The promissory note bears interest at a rate of 6.00% per annum. Security for the repayment of the promissory note is a mortgage on the executive’s principal residence. The maturity date of the note is November 1, 2005. In May 2003, in accordance with the note’s original terms, 50% of the loan was forgiven. An additional 25% will be forgiven in each of October 2004 and October 2005 so long as the executive remains employed with Acclaim. If the executive voluntarily leaves the employment of Acclaim or is terminated for cause, at any time prior to the maturity date of the note, the executive must repay a pro-rata portion of the unpaid principal balance of the loan plus accrued and unpaid interest thereon. We are recording compensation expense for the principal balance of the loan over the periods that each portion will be forgiven. Accordingly, during the nine months ended December 28, 2003, we expensed $134 of the unamortized principal balance. The unamortized principal balance under the loan, included in other receivables, was $33 as of December 28, 2003 and $167 as of March 31, 2003.

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

In August 1998, relating to an officer’s employment agreement, we loaned one of our officers $500 under a promissory note. We reduced the note balance by $50 in August 1999, relating to the officer’s employment agreement, and by $200 in January 2000 relating to the employee’s termination. The note bore no interest and was required to be repaid on the earlier to occur of the sale or transfer of the former officer’s personal residence or August 11, 2003. In December 2003, we collected $150 of the outstanding note and, as a result of our forgiving repayment of the balance, expensed the remaining $100. As of March 31, 2003, $250 was outstanding under the note.

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

Warrants

In October 2001, we issued to two of our executive officers warrants to purchase a total of 1,250 shares of our common stock at an exercise price of $2.88 per share, the fair market value of our common stock on the grant date. We issued the warrants to the officers in consideration for their services and personal pledge of 1,250 shares of our common stock to our primary lender, as additional security for our supplemental discretionary loans (please see notes 13B and 15).

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

17.    SEGMENT INFORMATION

Our chief operating decision-maker is our Chief Executive Officer. We have two reportable segments, North America and Europe/Pacific Rim, which we organize, manage and analyze geographically and which operate in one industry segment: the development, marketing and distribution of entertainment software. We have presented information about our operations for the three and nine months ended December 28, 2003 and December 1, 2002 below:

	North America	Europe and Pacific Rim	Eliminations	Total
Three Months Ended December 28, 2003

Net revenue from external customers	$16,457	$22,816	$—	$39,273
Intersegment sales	1	—	(1)	—

Total net revenue	$16,458	$22,816	$(1)	$39,273

Interest income	$4	$3	$—	$7
Interest expense	1,288	200	—	1,488
Depreciation and amortization	1,019	241	—	1,260
Operating loss	(6,969)	(371)	—	(7,340)

Three Months Ended December 1, 2002

Net revenue from external customers	$26,962	$36,180	$—	$63,142
Intersegment sales	8	2,370	(2,378)	—

Total net revenue	$26,970	$38,550	$(2,378)	$63,142

Interest income	$180	$11	$—	$191
Interest expense	1,299	341	—	1,640
Depreciation and amortization	1,499	337	—	1,836
Operating (loss) profit	(14,407)	2,364	—	(12,043)

Nine Months Ended December 28, 2003

Net revenue from external customers	$55,259	$58,429	$—	$113,688
Intersegment revenue	6	—	(6)	—

Total net revenue	$55,265	$58,429	$(6)	$113,688

Interest income	$107	$48	$—	$155
Interest expense	3,116	555	—	3,671
Depreciation and amortization	3,524	723	—	4,247
Operating loss	(22,855)	(852)	—	(23,707)
Identifiable assets as of December 28, 2003	28,879	29,302	—	58,181

Nine Months Ended December 01, 2002

Net revenue from external customers	$100,376	$79,684	$—	$180,060
Intersegment revenue	79	8,354	(8,433)	—

Total net revenue	$100,455	$88,038	$(8,433)	$180,060

Interest income	$1,161	$48	$—	$1,209
Interest expense	3,971	830	—	4,801
Depreciation and amortization	5,048	1,172	—	6,220
Operating (loss) profit	(33,944)	93	—	(33,851)
Identifiable assets as of December 1, 2002	74,660	52,941	—	127,601

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

Our gross revenue was derived from the following product categories:

	Three Months Ended		Nine Months Ended
	December 28, 2003	December 1, 2002	December 28, 2003	December 1, 2002
Cartridge-based software:
Nintendo Game Boy	1%	4%	2%	6%

Subtotal for cartridge-based software	1%	4%	2%	6%

Disc-based software:

Sony PlayStation 2: 128-bit	58%	64%	55%	51%
Sony PlayStation 1: 32-bit	3%	3%	4%	2%
Microsoft Xbox: 128-bit	19%	13%	24%	18%
Nintendo GameCube: 128-bit	13%	15%	12%	21%

Subtotal for disc-based software	93%	95%	95%	92%

PC software	6%	1%	3%	2%

Total	100%	100%	100%	100%

18.    COMMITMENTS AND INDEMNIFICATION

A.    Legal Proceedings

On July 11, 2003, we were notified by the Securities and Exchange Commission (the “SEC”) that we have been included in a formal, non-public inquiry entitled “In the Matter of Certain Videogame Manufacturers” that the SEC is conducting. In connection with that inquiry we were required to provide to the Commission certain information. The Commission has advised us that “this request for information should not be construed as an indication from the SEC or its staff that any violation of the law has occurred, nor should it reflect negatively on any person, entity or security.” We have and are continuing to fully cooperate with the inquiry.

In 2003, fourteen class action complaints asserting violations of federal securities laws were filed against the Company and certain of its officers and/or directors. By order dated July 3, 2003, the Court consolidated all fourteen actions into one action entitled In re Acclaim Entertainment, Inc. Securities Litigation, Master File No. 2, 03-CV-1270 (E.D.N.Y.) (JS) (ETB), and appointed class members Penn Capital Management, Robert L. Mannard and Steve Russo as lead plaintiffs, and also approved lead plaintiffs’ selection of counsel. Plaintiffs served a Consolidated Amended Complaint (the “Consolidated Complaint”) on or about September 1, 2003. The defendants in the consolidated action are the Company, Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard F. Agoglia. The Consolidated Complaint alleges a class period from October 14, 1999 through January 13, 2003. The Consolidated Complaint alleges that the Company engaged in a variety of wrongful practices which rendered statements made by the Company and its financial statements to be false and misleading. Among other purported wrongful practices, the Consolidated Complaint alleges that Acclaim engaged in “channel stuffing,” a practice by which Acclaim allegedly delivered excess inventory to its distributors to meet or exceed analysts’ earnings expectations and inflate its sales results; entered into “conditional sales agreements” whereby Acclaim’s customers allegedly were induced to accept delivery of Acclaim products prior to a quarter-end reporting period on the condition that Acclaim would accept the return of any unsold product after the quarter-end, and that Acclaim falsified sales reports and manipulated the timing and

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

recognition of price concessions and discounts granted to its retail customers. The Consolidated Complaint further alleges that Acclaim engaged in improper accounting practices, including the improper recognition of sales revenue; manipulation of reserves associated with concessions, chargebacks and/or sales discounts granted to customers; and the improper reporting of software development costs. The Consolidated Complaint alleges that as a result of these practices defendants violated § 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and that the individual defendants violated § 20(a) of the 1934 Act. The Consolidated Complaint seeks compensatory damages in an unspecified amount. On December 3, 2003 the Company moved to dismiss the Consolidated Complaint. Plaintiffs opposed the motion to dismiss on January 20, 2004, and the Company will submit its reply papers by February 20, 2004. We are defending this action vigorously.

We are also party to various litigations arising in the ordinary course of our business, the resolution of which, we believe, will not have a material adverse effect on our liquidity or results of operations.

B.    Indemnification

Under the terms of substantially all of our software revenue sharing agreements with customers that, among other things, rent our software to consumers, we have agreed to indemnify our customers for all costs and damages arising from claims against such customers based on, among other things, allegations that the Company’s software infringes the intellectual property rights of a third party. Such indemnification provisions are accounted for in accordance with SFAS No. 5. Through December 28, 2003, there have not been any claims under such indemnification provisions.

19.    SUBSEQUENT EVENTS

On February 17, 2004, (the “Initial Closing Date”) we raised gross proceeds of $15,000 in connection with the sale of our 9% Senior Subordinated Convertible Notes (the “9% Notes”), due in 2007, to an investor. The 9% Notes are convertible into shares of our common stock, at a conversion price equal to $0.65 (the “Initial Conversion Price”). Additionally, the investor shall receive warrants to purchase a number of shares of our common stock equal to 20% of the number of shares underlying the 9% Notes, with an exercise price equal to the Initial Conversion Price. The warrants will be exercisable for five years from the Initial Closing Date.

Interest due on the 9% Notes is payable semi-annually commencing October 1, 2004. Upon conversion, if ever, of the 9% Notes the related accrued and unpaid interest, if any, shall be paid in cash to the investor. The 9% Notes are collateralized by a second mortgage on our headquarters building, subject to our primary lender’s (GMAC Commercial Credit LLP) consent and an inter-creditor agreement to be entered into post-closing. The 9% Notes contain certain restrictions on our incurrence of additional indebtedness.

The securities offered have not been registered under the Securities Act of 1933, as amended or state securities laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, or an applicable exception there from. We have agreed to register the shares of our common stock underlying the securities within 45 days following the Initial Closing Date. If a registration statement covering the shares of common stock underlying the 9% Notes and related warrants has not been declared effective within six months of the Initial Closing Date, then the conversion price shall be reset to $0.60.

If the registration statement is not effective within 120 days of the Initial Closing Date in the case of an SEC review or 90 days in the case of no SEC review, then liquidated damages of 1% of the investment shall be paid to the investor per month by Acclaim.

We have a first option, for a nine month period following the Initial Closing Date (the “First Option Period”), to require the investor to purchase an additional $5,000 of additional 9% Notes (the “First Additional Notes”) at the Initial Conversion Price, if during that period the closing bid price of our common stock exceeds 125% of the Initial Conversion Price for twenty consecutive trading days, the registration statement covering the shares underlying the 9% Notes and related warrants is effective and our common stock continues to be listed on a qualified securities exchange. In the event that we do not exercise our first option, the investor likewise has the option, during the First Option Period, to purchase the First Additional Notes from us at the Initial Conversion Price.

We have a second option, for a six month period commencing one year following the Initial Closing Date (the “Second Option Period”), to require the investor to purchase an additional $5,000 of additional 9% Notes (the “Second Additional Notes”) at the Initial Conversion Price, if during the three month period commencing one year from the Initial Closing Date, the closing bid price of our common stock exceeds 200% of the Initial Conversion Price for twenty consecutive trading days or if during the three month period commencing one year and three months from the Initial Closing Date, the closing bid price of our common stock exceeds 150% of the Initial Conversion Price for twenty consecutive trading days and our common stock continues to be listed on a qualified securities exchange. In the event that we do not exercise our second option, the investor likewise has the option, during the Second Option Period, to purchase the Second Additional Notes from us at the Initial Conversion Price.

In connection with any purchase of First Additional Notes or Second Additional Notes, the investor would receive additional warrants to purchase a number of shares of our common stock equal to 20% of the number of shares underlying those additional notes, with an exercise price equal to the Initial Conversion Price.

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

The accompanying consolidated financial statements include our results of operations for the three and nine month periods ended December 28, 2003, and the most comparable reported periods of the prior year, the three and nine month periods ended December 1, 2002. We have presented the three and nine month periods ended December 1, 2002 as prior year comparatives to the current year periods because the seasonal factors affecting both periods are similar, the data is comparable and recasting our prior year results of operations and related supporting schedules would not have been practicable nor cost justified.

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

Revenue Recognition

We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition” in conjunction with the applicable provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition.” Accordingly, we recognize revenue for software when there is (1) persuasive evidence that an arrangement exists, which is generally a customer purchase order, (2) the software is delivered, (3) the selling price is fixed and determinable and (4) collectibility of the customer receivable is deemed probable. We do not customize our software or provide post contract support to our customers.

The timing of when we recognize revenue generally differs for our retail customers and distributor customers. For retail customers, we recognize software product revenue when title transfers to the retail customers. Because we generally do not provide extended payment terms and our revenue arrangements with retail customers do not include multiple deliverables such as upgrades, post-contract customer support or other elements, our selling price for software products is fixed and determinable when titles are shipped to our retail customers. We generally deem collectibility probable at the time titles are shipped to retail customers because the majority of these sales are to major retailers that possess significant economic substance, the arrangements consist of payment terms of 60 days, and the customers’ obligation to pay is generally not contingent on resale of the product in the retail channel. For distributor customers, collectibility is deemed probable and we recognize revenue on the earlier to occur of when the distributor pays the invoice or when the distributor provides persuasive evidence that the product has been resold, assuming all other revenue recognition criteria have been met. For product shipped on consignment, we recognize revenue when the customer provides persuasive evidence that the product has been resold and the customer pays for the product that have been resold.

Allowances for Price Concessions and Returns

We are generally not contractually obligated and generally do not accept returns, except for defective product. However, we grant price concessions to our customers who primarily are major retailers that control market access to the consumer when those concessions are necessary to maintain our relationships with the retailers and gain access to their retail channel customers. If the consumers’ demand for a specific title falls below expectations or significantly declines below previous rates of sell-through, then, we generally will provide a price concession or credit to spur further sales by the retailer to maintain the customer relationship. If a price concession cannot be agreed upon, we generally will accept a product return. We record revenue net of an allowance for estimated price concessions and returns. We must make significant estimates and judgments when determining the appropriate allowance for price concessions and returns in any accounting period. In order to derive and evaluate those estimates, we analyze historical price concessions and returns, current sell-through of product and retailer inventory, current economic trends, changes in consumer demand and acceptance of our products in the marketplace, among other factors.

The level of consumer market acceptance a software title enjoys is the most important indicator of the level of price concessions and returns we will grant retail customers for that title. When consumer market acceptance decreases for a title, evidenced by lower unit retail sell-through, the potential for price concessions and returns for that title increases. As retail sell-through is the most important indicator of consumer market acceptance, we use monthly retail sell-through statistics as a primary factor in estimating the allowance for price concessions and returns. In addition to sell-through rates, the price at which a software title was sold to customers and the number of units remaining in the retail channel have a significant impact on our estimate of future price concessions and returns. In the fourth quarter of fiscal 2002, we released the software titles Turok: Evolution and Aggressive Inline, which we anticipated would be significant revenue drivers and valuable additions to our product catalog. The market reception to these titles, as evidenced by the retail sell-through rates to consumers in the first quarter of fiscal 2003 and beyond, fell substantially below our revenue expectations. As a result of the lower than anticipated retail sell-through, significant quantities of these products remained in the retail channel. Accordingly, we provided our retail customers with price concessions for these products more rapidly after the initial release date than was our historical practice and, in the fourth quarter of fiscal 2002, recorded a $17.9 million provision for price concessions and returns on these products that exceeded historical allowance rates and that we believed would have resulted in additional sell-through to our retailers’ customers through the calendar 2002 holiday season.

During fiscal 2003, while the price concessions we previously offered our retail customers did increase the retail sell-through rate, the rate of reduction of retail channel inventory did not attain the level we had originally estimated. Consequently, we experienced significantly more returns of these two products from our retail customers than we originally had estimated. Additionally, the market for GameCube products softened after the 2002 holiday season, which required us to provide price concessions on certain of our products for that platform to lower prices than we originally estimated at that stage in the platform cycle. Finally, the actual sell-through rates of Legends of Wrestling and BMX were less than the projected retail sell-through rates we had used in our previous estimates of allowances, which were based on historical experience and actual sell-through rates for those products through August 31, 2002. As a result of these unanticipated events, we provided our retail customers additional price concessions. The resulting $14.4 million increase to the provision for price concessions and returns negatively impacted net revenues, gross profit and net income for fiscal 2003. No further significant adjustments were made to allowances during the three and nine months ended December 28, 2003.

Allowances for price concessions and returns are reflected as a reduction of accounts receivable when we have agreed to grant credits to the customer; otherwise, they are reflected as an accrued liability.

Prepaid Royalties

We pay non-refundable royalty advances to licensors of intellectual properties and classify those payments as prepaid royalties. Royalty advance payments are recoupable against future royalties due for software or intellectual properties we licensed under the terms of our license agreements. We expense prepaid royalties at contractual royalty rates based on actual product sales. We also charge to expense the portion of prepaid royalties that we expect will not be recovered through royalties due on future product sales. Material differences between actual future sales and those projected may result in the amount and timing of royalty expense to vary. For example, if the non-refundable prepaid royalty balance to a licensor was $3.0 million, the royalty rate as a percentage of net revenue was 10% and projected net revenue of the software title utilizing the license was $30.0 million, we would deem the non-refundable royalty advance fully recoverable and record no expense to write down the prepaid royalty to net realizable value. If the projected net revenue of the software title were $20.0 million, we would write-off as an expense $1.0 million of the non-refundable prepaid royalty balance. We classify royalty advances as current or noncurrent assets based on the portion of estimated future net product sales that are expected to occur within the next fiscal year.

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

Operating Results

Summarized below are our operating results for the three and nine months ended December 28, 2003 and December 1, 2002 and the related changes in operating results between those periods. You should read the tables below together with the consolidated financial statements and the related notes to the consolidated financial statements, which are included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Three Months Ended December 28, 2003 Compared to Three Months Ended December 1, 2002

			Changes
	Three Months Ended		3Q’04 Versus 1Q’03
	December 28, 2003	December 1, 2002	$	%
Net revenue	$39,273	$63,142	$(23,869)	-37.8%
Cost of revenue	19,943	32,701	(12,758)	-39.0%

Gross profit	19,330	30,441	(11,111)	-36.5%

Operating expenses
Marketing and selling	9,089	20,420	(11,331)	-55.5%
General and administrative (1)	9,087	10,365	(1,278)	-12.3%
Research and development	8,777	11,699	(2,922)	-25.0%
Stock-based compensation	(305)	—	(305)	NA
Restructuring	22	—	22	NA

Total operating expenses	26,670	42,484	(15,814)	-37.2%

Loss from operations	(7,340)	(12,043)	4,703	-39.1%

Other income (expense)
Interest expense, net	(1,481)	(1,449)	(32)	2.2%
Non-cash financing expense	703	(193)	896	-464.2%
Other expense	(876)	(314)	(562)	179.0%

Total other expense	(1,654)	(1,956)	302	-15.4%

Loss before income taxes	(8,994)	(13,999)	5,005	-35.8%
Income tax benefit	—	(128)	128	-100.0%

Net loss	$(8,994)	$(13,871)	$4,877	-35.2%

(1)	Excludes stock-based compensation of $(305).

Nine months Ended December 28, 2003 Compared to Nine months Ended December 1, 2002

			Changes
	Nine Months Ended		Fiscal 04 Versus Fiscal 02 & 03
	December 28, 2003	December 1, 2002	$	%
Net revenue	$113,688	$180,060	$(66,372)	-36.9%
Cost of revenue	60,320	92,614	(32,294)	-34.9%

Gross profit	53,368	87,446	(34,078)	-39.0%

Operating expenses
Marketing and selling	21,908	52,045	(30,137)	-57.9%
General and administrative (1)	26,503	32,258	(5,755)	-17.8%
Research and development	27,492	36,994	(9,502)	-25.7%
Stock-based compensation	945	—	945	NA
Restructuring charges	227	—	227	NA

Total operating expenses	77,075	121,297	(44,222)	-36.5%

Loss from operations	(23,707)	(33,851)	10,144	-30.0%

Other income (expense)
Interest expense, net	(3,516)	(3,592)	76	-2.1%
Non-cash financing expense	(3,085)	(579)	(2,506)	432.8%
Other expense	(740)	(1,423)	683	-48.0%

Total other expense	(7,341)	(5,594)	(1,747)	31.2%

Loss before income taxes	(31,048)	(39,445)	8,397	-21.3%
Income tax provision	—	121	(121)	-100.0%

Net loss	$(31,048)	$(39,566)	$8,518	-21.5%

(1)	Excludes stock-based compensation of $945.

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

Summarized below is information about our gross revenue by game console for the three and nine months ended December 28, 2003 and December 1, 2002. Please note that the numbers in the schedule below do not include the effect of provisions for price concessions and returns because we do not track them by game console. Accordingly, the numbers presented may vary materially from those that we would disclose were we able to present the information net of provisions for price concessions and returns.

	Three Months Ended		Nine Months Ended
	December 28, 2003	December 1, 2002	December 28, 2003	December 1, 2002
Cartridge-based software:
Nintendo Game Boy	1%	4%	2%	6%

Subtotal for cartridge-based software	1%	4%	2%	6%

Disc-based software:
Sony PlayStation 2: 128-bit	58%	64%	55%	51%
Sony PlayStation 1: 32-bit	3%	3%	4%	2%
Microsoft Xbox: 128-bit	19%	13%	24%	18%
Nintendo GameCube: 128-bit	13%	15%	12%	21%

Subtotal for disc-based software	93%	95%	95%	92%

PC software	6%	1%	3%	2%

Total	100%	100%	100%	100%

Gross revenue by studio:
Internal	44%	30%	42%	48%
External	56%	70%	58%	52%

Total	100%	100%	100%	100%

Gross revenue by segment:
Domestic	41%	45%	46%	61%
International	59%	55%	54%	39%

Total	100%	100%	100%	100%

New titles released	10	12	37	32

Summarized below is information about our software franchises, all released on multiple platforms, that represented 5% or more of gross revenue for the three and nine months ended December 28, 2003 and December 1, 2002:

	Three Months Ended		Nine Months Ended
Software Franchise	December 28, 2003	December 1, 2002	December 28, 2003	December 1, 2002
Gladiator	20%	—	7%	—
Burnout	16%	30%	20%	16%
ATV	12%	1%	10%	1%
NBA Jam	8%	—	8%	—
Crazy Taxi	7%	3%	4%	4%
Wallace & Gromit	6%	—	4%	—
BMX	3%	16%	2%	8%
Mary Kate & Ashley	3%	7%	3%	4%
Turok	2%	12%	3%	30%
Legends of Wrestling	1%	12%	1%	9%
Aggressive Inline	—	2%	—	8%

Three Months Ended December 28, 2003 Compared to Three Months Ended December 1, 2002

For the three months ended December 28, 2003, net revenue of $39.3 million decreased by $23.9 million, or 38%, from $63.1 million for the three months ended December 1, 2002. The decrease was caused by a $36.0 million decrease in gross revenue, partially offset by a $12.2 million decrease in the net provision for price concessions and returns.

The $36.0 million decrease in gross revenue was primarily attributable to the release of fewer titles, the lower average number of units sold per title, and lower average selling prices per unit sold as compared with the prior year period. Catalog title sales, which generally sell at lower price points than newly released titles, represented a greater percentage of revenue at lower average selling prices per unit sold. Catalog titles comprised approximately 69% of revenue for the third quarter of fiscal 2004 compared to approximately 44% in the comparable period of the prior year. The $12.2 million decrease in the net provision for price concession and returns resulted from the reduction in gross revenues, higher retail sell-through rates for our products during fiscal 2004 as well as the increase in the provision of $17.6 million recorded in the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003 for Turok: Evolution and Aggressive Inline based on the lower than historical retail sell-through rates for those products and a higher than historical allowance provision rate.

Sales of software titles for the top three game systems accounted for 90% of gross revenue for the three months ended December 28, 2003 compared to 92% for the three months ended December 1, 2002. We achieved the greatest level of sales from software titles released for PlayStation 2 which to date has the highest installed base of the three game systems.

Nine months Ended December 28, 2003 Compared to Nine months Ended December 1, 2002

For the nine months ended December 28, 2003, net revenue of $113.7 million decreased by $66.4 million, or 37%, from $180.1 million for the nine months ended December 1, 2002. The decrease was caused by a $120.1 million decrease in gross revenue, partially offset by a $53.7 million decrease in the net provision for price concessions and returns.

The $120.1 million decrease in gross revenue was primarily attributable to the release of fewer titles, the lower average number of units sold per title, and lower average selling prices per unit sold as compared with the prior year period. Catalog title sales, which generally sell at lower price points than newly released titles, represented a greater percentage of revenue at lower average selling prices per unit sold. Catalog titles comprised approximately 62% of revenue for the first nine months of fiscal 2004 compared to approximately 37% in the comparable period of the prior year. The $53.7 million decrease in the net provision for price concession and returns resulted from the reduction in gross revenues, the higher retail sell-through rates of our products during fiscal 2004 relative to the prior year as well as the increase in the provision of $17.6 million recorded in the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003 for Turok: Evolution and Aggressive Inline based on lower than historical retail sell-through rates for those products and a higher than historical allowance provision rate.

Sales of software titles for the top three game systems accounted for 91% of gross revenue for the nine months ended December 28, 2003 compared to 90% for the nine months ended December 1, 2002. We achieved the greatest level of sales from software titles released for PlayStation 2 which to date has the highest installed base of the three game systems.

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

Three Months Ended December 28, 2003 Compared to Three Months Ended December 1, 2002

For the three months ended December 28, 2003, gross profit of $19.3 million (49% of net revenue) decreased by $11.1 million from $30.4 million (48% of net revenue) for the three months ended December 1, 2002. The decreased gross profit was primarily caused by a:

•	$20.7 million decrease due to a lower number of units sold and lower average selling prices per unit sold (please see “Net Revenue”), partially offset by a

•	$4.4 million increase in gross profit associated with slightly lower per unit costs of software sold and a

•	$5.2 million decrease in amortization of capitalized software development costs due primarily to the releases of the sequels Burnout 2, Legends of Wrestling 2 and BMX3 during the prior year period.

The increased gross profit percentage was primarily due to lower average costs per unit and a decrease in the amortization of capitalized software development costs, partially offset by diminished average net selling prices per unit sold (please see “Net Revenue”).

For the three months ended December 28, 2003, amortization of capitalized software development costs amounted to $0.3 million as compared to $5.5 million for the three months ended December 1, 2002.

Nine months Ended December 28, 2003 Compared to Nine months Ended December 1, 2002

For the nine months ended December 28, 2003, gross profit of $53.4 million (47% of net revenue) decreased by $34.1 million from $87.4 million (49% of net revenue) for the nine months ended December 1, 2002. The decreased gross profit was primarily caused by a:

•	$50.4 million decrease due to a lower number of units sold and lower average selling prices per unit sold (please see “Net Revenue”), partially offset by a

•	$13.4 million increase in gross profit associated with slightly lower per unit costs of software sold and a

•	$2.9 million decrease in amortization of capitalized software development costs due primarily to the releases of the sequels Burnout 2, Legends of Wrestling 2, BMX3, All Star Baseball 2003 and Turok: Evolution during the prior year period.

For the nine months ended December 28, 2003, amortization of capitalized software development costs amounted to $7.4 million as compared to $10.3 million for the nine months ended December 1, 2002 due to the higher capitalized costs associated with the titles released in fiscal 2003.

Capitalized software development costs, net, amounted to $0.1 million as of December 28, 2003 and $6.9 million as of March 31, 2003.

Gross profit in the final quarter of fiscal 2004 and fiscal 2005 will depend in large part on our ability to identify, develop and timely publish, in accordance with our product release schedule, software that sells through at projected levels at retail. See “Factors Affecting Future Performance: Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of Our Primary Lender and Vendors, Our Ability to Achieve Our Projected Revenue Levels and Reduced Operating Expenses and Our Ability to Raise Additional Financing from Outside Investors.”

Operating Expenses

For the three months ended December 28, 2003, operating expenses of $26.7 million (68% of net revenue) decreased by $15.8 million, or 37%, from $42.5 million (67% of net revenue) for the three months ended December 1, 2002. For the nine months ended December 28, 2003, operating expenses of $77.1 million (68% of net revenue) decreased by $44.2 million, or 37%, from $121.3 million (67% of net revenue) for the nine months ended December 1, 2002.

Marketing and Selling

Marketing and selling expenses consist primarily of personnel, advertising, cooperative advertising, trade shows, promotions, sales commissions and licensing costs.

For the three months ended December 28, 2003, marketing and selling expenses of $9.1 million (23% of net revenue) decreased by $11.3 million, or 56%, from $20.4 million (32% of net revenue) for the three months ended December 1, 2002. For the nine months ended December 28, 2003, marketing and selling expenses of $21.9 million (19% of net revenue) decreased by $30.1 million, or 58%, from $52.0 million (29% of net revenue) for the nine months ended December 1, 2002. The decreases in the three and nine month periods relative to the comparative prior year periods resulted primarily from lower variable marketing expenditures on lower revenues and management’s decision to curtail marketing and advertising expenditures in order to preserve short-term liquidity (please see discussion under “Liquidity and Capital Resources”), as well as lower sales commissions related to the decreases in net revenue.

General and Administrative

General and administrative expenses consist of employee-related expenses of executive and administrative departments, fees for professional services, non-studio occupancy costs and other infrastructure costs.

For the three months ended December 28, 2003, general and administrative expenses of $9.1 million (23% of net revenue) decreased by $1.3 million, or 12%, from $10.4 million (16% of net revenue) for the three months ended December 1, 2002. The decrease resulted primarily from a decrease in employee related costs of $0.7 million, occupancy costs of $0.6 million, depreciation of $0.6 million, and distribution costs of $0.2 million partially offset by higher professional fees of $0.8 million.

For the nine months ended December 28, 2003, general and administrative expenses of $26.5 million (23% of net revenue) decreased by $5.8 million, or 18%, from $32.3 million (18% of net revenue) for the nine months ended December 1, 2002. The decrease resulted primarily from a decrease in employee related costs of $1.4 million, occupancy costs of $2.1 million, depreciation of $2.1 million, technology costs of $0.6 million and distribution costs of $0.8 million partially offset by higher professional fees of $1.3 million.

Occupancy costs decreased in the three and nine-month periods primarily from lower communication costs. Depreciation expense decreased during the three and nine-month periods due to the reclassification of our UK building to held-for-sale in March 2003, at which time we ceased depreciating the building. As of December 28, 2003, we had received a deposit for the sale and leaseback of the building. Please see Note 6 (Building Held for Sale) of the notes to the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

Administrative employee headcount decreased slightly to 148 as of December 28, 2003 as compared to 160 as of March 31, 2003, but was significantly reduced from the December 1, 2002 headcount number of 229. Please see “Restructuring,” and “Liquidity and Capital Resources” as well as Note 12 (Accrued Restructuring Charges) of the notes to the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

Research and Development

Research and development expenses consist of employee-related and occupancy costs associated with our internal studios as well as contractual costs for external software development. For the three months ended December 28, 2003, research and development expenses of $8.8 million (22% of net revenue) decreased by $2.9 million, or 25%, from $11.7 million (19% of net revenue) for the three months ended December 1, 2002. Fewer titles under development in fiscal year 2004 met the test of technological feasibility, as compared to the prior year, thereby increasing software development expenses by $5.3 million. More than offsetting these additional costs are savings of:

•	$2.8 million from lower employee related and overhead costs associated with internal development studios, principally resulting from the closure of our Salt Lake City software development studio at the end of calendar 2002 and

•	$5.4 million from lower external development costs due to the reduced number of titles under development.

For the nine months ended December 28, 2003, research and development expenses of $27.5 million (24% of net revenue) decreased by $9.5 million, or 26%, from $37.0 million (21% of net revenue) for the nine months ended December 1, 2002. Fewer titles under development in fiscal year 2004 met the test of technological feasibility, as compared to the prior year, thereby increasing software development expenses by $10.4 million. More than offsetting these additional costs are savings of:

•	$5.2 million from lower employee related and overhead costs associated with internal development studios, principally resulting from the closure of our Salt Lake City software development studio at the end of calendar 2002 and

•	$14.7 million from lower external development costs due to the reduced number of titles under development.

Stock-based Compensation

Stock-based compensation of $(0.3) million for the three months ended December 28, 2003 represents the decrease in market value between the end of the second quarter of fiscal 2004, September 28, 2003 ($1,250 based on a market value per share of $0.83) and the end of the third quarter of fiscal 2004, December 28, 2003 ($945 based on a market value per share of $0.63) of the 1.5 million shares of our common stock which our Compensation Committee had approved, and the Board of Directors had ratified, for issuance to an executive officer, for his appointment as CEO. The associated expense fluctuated with the market value of our common stock until January 20, 2004, when our stockholders approved the issuance of 1,500 shares. Stock-based compensation associated with the proposed share issuance amounted to $0.9 million for the nine months ended December 28, 2003.

Restructuring

Restructuring charges consist of severance and other termination benefits, lease commitment costs, net of estimated sublease rental income, asset write-offs and other incremental costs associated with restructuring activities.

In December 2002 and January 2003, we restructured our operations in order to lower our operating expenses and improve our operating cash flows. Under the plan, we closed our software development studio located in Salt Lake City, Utah, and reduced global administrative headcount. The studio closing was designed to achieve financial efficiencies through consolidation of all our domestic internal product development. The closure of the development studio and reduction of our global administrative headcount reduced our overall headcount by approximately 100 employees and resulted in initial restructuring charges of $4,824 during fiscal 2003. The restructuring charges included accruals for employee termination costs, the write-off of certain fixed assets and leasehold improvements and the accrual of the development studio lease commitment, which is net of estimated sub-lease rental income. During the three months ended December 28, 2003, a restructuring charge of $22 was recorded due to an increase in the net present value of accrued restructuring costs. During the nine months ended December 28, 2003, restructuring charges of $227 were recorded due to the change in net present value of accrued restructuring costs as well as an adjustment to our forecast of sub-lease rental income and additional lease costs. The development studio lease commitment expires in May 2007 and the employee severance agreements expire over various periods through April 2004. During the three and nine month periods ended December 1, 2002, no restructuring charges were incurred.

The following table presents the components of the change in the balance of accrued restructuring charges for the three and nine months ended December 28, 2003:

	Three Months Ended December 28, 2003	Nine Months Ended December 28, 2003
Accrued restructuring costs, beginning of period	$1,176	$2,299
Adjustments to employee termination costs, lease costs and estimated sub-lease rental income	22	227
Less: costs paid	(269)	(1,597)

Ending balance as of December 28, 2003	$929	$929

Other Income and Expense

Interest Expense, Net

Interest expense, net, was $1.5 million for both the three months ended December 28, 2003 (4% of net revenue) and the three months ended December 1, 2002 (2% of net revenue).

Interest expense, net, was $3.5 million for the nine months ended December 28, 2003 (3% of net revenue) as compared to $3.6 million for the nine months ended December 1, 2002 (2% of net revenue).

Non-cash Financing Expense

Non-cash financing expense principally consists of equity-based costs associated with debt financings which are generally amortized on a straight-line basis over the term of the related financing agreements.

For the three months ended December 28, 2003, non-cash financing expense amounted to $(0.7) million (3% of net revenue) as compared to $0.2 million (0.3% of net revenue) for the three months ended December 1, 2002. For the nine months ended December 28, 2003, non-cash financing expense amounted to $3.1 million (3% of net revenue) as compared to $0.6 million (0.3% of net revenue) for the nine months ended December 1, 2002. The decrease for the three month period and the increase for the nine month period relate primarily to the costs associated with the warrants to purchase 1,000 shares of our common stock at an exercise price of $0.50 per share issued and the 4,000 shares of common stock proposed to be issued to two of Acclaim’s major shareholders, who are also co-chairmen, as consideration for their deposit of $2,000 with our primary lender. The cash deposit was provided as a limited guarantee of our obligations. The 4,000 shares of common stock proposed to be issued are being revalued on a quarterly basis, pending stockholder approval of the share issuance. The reduction in market value of the shares as of December 28, 2003 as compared to their market value as of September 28, 2003 was the primary cause for the $(0.7) million non-cash financing expense for the three months ended December 28, 2003. The $0.9 million increase in market value of the shares as of December 28, 2003 as compared to their market value as of March 31, 2003 as well as the amortization of the original $1.6 million market value were the primary contributors to the $3.1 million non-cash financing expense for the nine month period ended December 28, 2003 . We will continue to revalue the shares at each quarter-end, pending stockholder approval of the share issuance. Please see Note 13B (Debt: North American Credit Agreement) of the notes to the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

Other Income (Expense)

For the three months ended December 28, 2003, other income (expense) amounted to expense of $0.9 million (2% of net revenue) as compared to expense of $0.3 million (0.5% of net revenue) for the three months ended December 1, 2002. For the nine months ended December 28, 2003, other income (expense) amounted to expense of $0.7 million as compared to expense of $1.4 million for the nine months ended December 1, 2002. The changes for the three and nine month periods relative to the comparable prior year periods relates primarily to changes in net foreign currency transaction losses associated with the greater change in the purchase power of the British Pound Sterling versus the Euro.

Income Taxes

Income tax provision decreased to zero for the three and nine months ended December 28, 2003 as compared to a benefit of $0.1 million for the three months ended December 1, 2002 and a provision of $0.1 million for the nine months ended December 1, 2002. Although as of December 28, 2003 we had a significant U.S. tax net operating loss carryforward, we were not able to recognize a benefit during the three and nine months ended December 28, 2003 because of the uncertainty of whether we will be able to utilize the loss carryforward in the future.

As of March 31, 2003, we had a U.S. tax net operating loss carryforward of approximately $237.0 million, which expires in fiscal years 2011 through 2023.

Net Loss

For the three months ended December 28, 2003, we reported a net loss of $9.0 million, or $0.08 per diluted share (based on weighted average diluted shares outstanding of 109.3 million), as compared to a net loss of $13.9 million, or $0.15 per diluted share (based on weighted average diluted shares outstanding of 92.5 million) for the three months ended December 1, 2002.

For the nine months ended December 28, 2003, we reported a net loss of $31.0 million, or $0.30 per diluted share (based on weighted average diluted shares outstanding of 105.2 million), as compared to a net loss of $39.6 million, or $0.43 per diluted share (based on weighted average diluted shares outstanding of 92.2 million) for the nine months ended December 1, 2002.

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

Liquidity and Capital Resources (In thousands, except per share data)

As of December 28, 2003, cash and cash equivalents were $5,833. During the nine months ended December 28, 2003, cash and cash equivalents increased by $1,338 compared to a net decrease of $34,040 for the nine months ended December 1, 2002. Primary contributors to the difference in the change in cash and cash equivalents in the nine months ended December 28, 2003 as compared to the nine months ended December 1, 2002 were positive impacts of the differences in cash flows of $37,617 related to net cash provided by financing activities and $9,866 related to net cash provided by investing activities, partially offset by a negative impact of $11,860 from additional cash used in operating activities in fiscal 2004. Operating activities used $11,860 more cash for the nine months ended December 28, 2003 as compared to the nine months ended December 1, 2002 due primarily to a $53,704 decrease in the provision for price concessions and returns and an increased use of cash to pay accrued expense balances, partially offset by reduced cash used in connection with accounts receivable. Financing activities provided $37,617 more cash for the nine months ended December 28, 2003 as compared to the nine months ended December 1, 2002, due primarily to a decrease in net short-term loan repayments of $15,342, repayments of notes receivable received from our Co-Chairmen of $6,947, net proceeds from our June 2003 private placement of $8,314 and net proceeds from our September/October 2003 sale of 16% convertible subordinated notes of $11,329, partially offset by an increase in mortgage repayments of $4,121.

As of December 28, 2003, the working capital deficit of $68,903 increased by $5,407 from the $63,496 working capital deficit as of March 31, 2003. The increase in the working capital deficit during the nine months ended December 28, 2003 resulted primarily from the $31,048 net loss in the period, partially offset by the gross proceeds of $11,863 received from purchases of our 16% convertible subordinated notes, repayments of $7,820 for notes receivable and related accrued interest due from our Co-chairmen, and net proceeds of $8,314 from our June 2003 private placement. Please see “Factors Affecting Future Performance: Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of our Primary Lender and Vendors, and Our Ability to Achieve Our Projected Revenue Levels and Reduce Operating Expenses and Our Ability to Raise Additional Financing From Outside Investors.”

As of March 31, 2003, our independent auditors’ report, as prepared by KPMG LLP and dated May 20, 2003, included an explanatory paragraph relating to the substantial doubt as to our ability to continue as a going concern due to working capital and stockholders’ deficits as of March 31, 2003 and the recurring use of cash in operating activities. For the nine months ended December 28, 2003, we had a net loss of $31,048 and used $16,085 of cash in operating activities. As of December 28, 2003, we had a stockholders’ deficit of $63,892, a working capital deficit of $68,903 and cash and cash equivalents of $5,833. These factors have continued to raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and, based on management’s plans described below, our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.

Our short-term liquidity has been supplemented with borrowings under our North American and International credit facilities with our primary lender. In February 2004, we completed the sale of our 9% senior convertible subordinated notes from which we raised gross proceeds of $15,000. In September and October 2003, we completed the sale of our 16% convertible subordinated notes, resulting in gross proceeds of $11,863. As of December 28, 2003, our primary lender had advanced to us a supplemental discretionary loan of $4,000. Additionally, in June 2003, we completed a private placement of 16,383 shares of our common stock to a limited group of private investors, resulting in net proceeds to us of $8,314. To enhance our short-term liquidity, during fiscal 2003, we implemented targeted expense reductions through a business restructuring. In connection with the restructuring, we reduced our fixed and variable expenses, closed our Salt Lake City, Utah software development studio, redeployed various company assets, eliminated certain marginal software titles under development, reduced our staff and staff related expenses and lowered our overall marketing expenditures. Additionally, on March 31, 2003, our primary lender had advanced to us a supplemental discretionary loan of $11,000 through May 31, 2003. In accordance with the terms of the amendment to our credit agreement that afforded us the supplemental discretionary loan, as of May 31, 2003, we repaid $6,000 of the supplemental discretionary loan and as of September 26, 2003, we repaid the remaining $5,000. During the six months ended September 28, 2003, our Co-chairmen fully repaid a total of $6,947 of their outstanding loans and related accrued interest of $873.

Our future liquidity will significantly depend in whole or in part on our ability to (1) timely develop and market new software products that meet or exceed our operating plans, (2) realize long-term benefits from our implemented expense reductions, (3) continue to enjoy the support of our primary lender and vendors and (4) register with the SEC the shares underlying the September/October 2003 and the February 2004 convertible notes financings. If we do not substantially achieve our overall projected revenue levels as reflected in our business operating plan, and continue to realize additional benefits from the expense reductions we have implemented, we will either need to make further significant expense reductions, including, without limitation, the sale of certain assets or the consolidation or closing of certain operations, additional staff reductions, and/or the delay, cancellation or reduction of certain product development and marketing programs. Additionally, some of these measures may require third party consents or approvals from our primary lender and others, and there can be no assurance those consents or approvals will be obtained.

In the event that we do not achieve our business operating plan, continue to derive significant expense savings from our implemented expense reductions and register with the SEC the shares underlying the September/October 2003 and February 2004 convertible notes financings, we cannot assure our stockholders that our future operating cash flows will be sufficient to meet our operating requirements and debt service requirements. If any of the preceding events were to occur, our operations and liquidity would be materially and adversely affected and we could be forced to cease operations.

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

Private Placements

On February 17, 2004, (the “Initial Closing Date”) we raised gross proceeds of $15,000 in connection with the sale of our 9% Senior Subordinated Convertible Notes (the “9% Notes”), due in 2007, to an investor. The 9% Notes are convertible into shares of our common stock, at a conversion price equal to $0.65 (the “Initial Conversion Price”). Additionally, the investor shall receive warrants to purchase a number of shares of our common stock equal to 20% of the number of shares underlying the 9% Notes, with an exercise price equal to the Initial Conversion Price. The warrants will be exercisable for five years from the Initial Closing Date.

Interest due on the 9% Notes is payable semi-annually commencing October 1, 2004. Upon conversion, if ever, of the 9% Notes the related accrued and unpaid interest, if any, shall be paid in cash to the investor. The 9% Notes are collateralized by a second mortgage on our headquarters building, subject to our primary lender’s (GMAC Commercial Credit LLP) consent and an inter-creditor agreement to be entered into post-closing. The 9% Notes contain certain restrictions on our incurrence of additional indebtedness.

The securities offered have not been registered under the Securities Act of 1933, as amended or state securities laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, or an applicable exception there from. We have agreed to register the shares of our common stock underlying the securities within 45 days following the Initial Closing Date. If a registration statement covering the shares of common stock underlying the 9% Notes and related warrants has not been declared effective within six months of the Initial Closing Date, then the conversion price shall be reset to $0.60.

If the registration statement is not effective within 120 days of the Initial Closing Date in the case of an SEC review or 90 days in the case of no SEC review, then liquidated damages of 1% of the investment shall be paid to the investor per month by Acclaim.

We have a first option, for a nine month period following the Initial Closing Date (the “First Option Period”), to require the investor to purchase an additional $5,000 of additional 9% Notes (the “First Additional Notes”) at the Initial Conversion Price, if during that period the closing bid price of our common stock exceeds 125% of the Initial Conversion Price for twenty consecutive trading days, the registration statement covering the shares underlying the 9% Notes and related warrants is effective and our common stock continues to be listed on a qualified securities exchange. In the event that we do not exercise our first option, the investor likewise has the option, during the First Option Period, to purchase the First Additional Notes from us at the Initial Conversion Price.

We have a second option, for a six month period commencing one year following the Initial Closing Date (the “Second Option Period”), to require the investor to purchase an additional $5,000 of additional 9% Notes (the “Second Additional Notes”) at the Initial Conversion Price, if during the three month period commencing one year from the Initial Closing Date, the closing bid price of our common stock exceeds 200% of the Initial Conversion Price for twenty consecutive trading days or if during the three month period commencing one year and three months from the Initial Closing Date, the closing bid price of our common stock exceeds 150% of the Initial Conversion Price for twenty consecutive trading days and our common stock continues to be listed on a qualified securities exchange. In the event that we do not exercise our second option, the investor likewise has the option, during the Second Option Period, to purchase the Second Additional Notes from us at the Initial Conversion Price.

In connection with any purchase of First Additional Notes or Second Additional Notes, the investor would receive additional warrants to purchase a number of shares of our common stock equal to 20% of the number of shares underlying those additional notes, with an exercise price equal to the Initial Conversion Price.

During September and October 2003, we raised gross proceeds of $11,863 in connection with the sale, to a limited group of private investors, of our convertible subordinated notes (the “Notes”), due in 2010. On November 12, 2003, we received notification from The Nasdaq Stock Market, Inc. that, in Nasdaq’s opinion, the structure of our September/October 2003 private offering of the Notes was not in compliance with NASD Marketplace Rule 4350(i)(1)(d). The Note offering was structured in a manner we believe complied with Nasdaq’s published rules. However, based upon discussions and agreement with Nasdaq and the holders of the Notes, in December 2003, we amended the terms of the Notes to secure Nasdaq’s agreement that the structure of the Notes complied with their rules.

The amended Notes were initially convertible into 13,262 shares of our common stock, based upon a conversion price of $0.8945 per share. The conversion price is based upon the closing price of our common stock that Nasdaq advised us complied with its interpretation of “market price” as of the time of the Note offering. The terms of the Note agreements provided for an adjustment to the conversion rate, subject to stockholder approval. On January 20, 2004, our stockholders voted to authorize an adjustment of the conversion price to $0.57 per share, a 36% discount from the $0.8945 conversion price. Accordingly, the Notes are now convertible into 20,812 shares of our common stock. The interest rate on the Notes is 16% per annum, due semi-annually on each of April 15 and October 15, commencing April 15, 2004. The purchasers of the Notes have also received warrants to purchase approximately 8,193 shares of our common stock, at an exercise price of $0.8945 per share, which exercise price was adjusted to $0.57 when stockholder approval was obtained on January 20, 2004.

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

The securities offered have not been registered under the Securities Act of 1933, as amended, or state securities laws, and may not be offered or sold in the United States absent registration with the SEC under the Securities Act of 1933, or an applicable exception therefrom. We agreed to file a registration statement to register the shares of our common stock underlying the Notes and warrants by December 19, 2003 and that the shares would be registered by January 26, 2004. As the registration statement was not filed by December 19, 2003, we incurred a penalty to the purchasers of 1% of the proceeds of the Notes or $119, which amount was included in other expense for the three and nine months ended December 28, 2003. We will incur additional 1% penalties for each month that passes where the shares underlying the Notes and warrants are not registered.

Based on the accounting guidance in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (1) the conversion option of the Notes, (2) the warrants issued with those Notes and (3) the put option held by the purchasers of the Notes are derivative instruments because we have contractually agreed to register the common shares underlying them and at issuance the conversion option was not at a fixed rate. We have recorded these derivative instruments as liabilities, included in accrued expenses in the accompanying balance sheet, at their fair values as determined by an independent valuation. Until the underlying shares are registered, and, additionally for the put option, until the Notes are converted to common stock or repaid, the instruments are considered derivatives and therefore the related liabilities each reporting period will be adjusted to their fair value. We will record adjustments to the liabilities each reporting period as non-cash financing expense or income in the statement of operations until the instruments are no longer considered derivatives and the then fair value of the instruments will be reclassified from a liability to additional paid-in capital.

We have allocated the proceeds from the sale of the Notes first to the fair values of the derivative instruments related to the Notes with the balance allocated to the Notes. Based on the fair values as of December 28, 2003, the proceeds allocated to the conversion feature of the Notes was $305, to the warrants was $2,495 and to the Notes was $9,063. The fair values of the conversion feature of the Notes and the warrants was included in accrued expenses as of December 28, 2003. The put option held by the purchasers of the Notes had no value as of December 28, 2003. The fair values of the conversion feature and the warrants represent debt discounts and will be amortized to expense over the term of the Notes or, if earlier, upon their conversion to common stock. Under the terms of the Notes, they will automatically convert to common stock at $0.57 per share if and when the shares underlying the Notes and warrants are registered with the SEC as long as our common stock remains listed on Nasdaq. If this automatic conversion were to occur, the unamortized balance of the debt discounts would be recorded as non-cash financing expense at that time. As of December 28, 2003, the unamortized debt discount related to the conversion feature of the Notes was $298 and the debt discount related to the warrants was $2,401. Amortization of the debt discounts amounted to $101 for the three and nine months ended December 28, 2003 and is included in non-cash financing expense in the statement of operations and increased the balance of the Notes.

We incurred placement agent fees of $714 in connection with the Notes transaction, comprised of warrants to purchase 267 shares of our common stock at an exercise price of $0.8945 per share with a fair value of $180, and a cash payment of $534. We are amortizing these fees on a straight-line basis over the term of the Notes or, upon their conversion to common stock. Similar to the warrants issuable to the private investors, because the shares underlying the warrants are not registered, they are considered derivative instruments under EITF Issue No. 00-19 and therefore until the date the shares are registered, we are required to revalue the warrants on a quarterly basis and classify them in accrued expenses. Amortization of these fees amounted to $28 for the three and nine months ended December 28, 2003. The unamortized portion of these fees is included in other assets as of December 28, 2003.

In June 2003, we received net proceeds of $8,314 from a private placement of 16,383 shares of our common stock at prices ranging from $0.50 to $0.60 per share. The per share price represented an approximate 20% discount to the then recent public trading price of our common stock. In August 2003, our registration statement covering the shares of common stock issued in the offering became effective. Based on the purchase agreement, we were obligated to pay each investor an amount equal to 1% of the purchase price paid for the shares for every 30-day period which passed commencing August 3, 2003 that the registration statement was not declared effective. Because the registration statement was declared effective subsequent to August 3, 2003, we recorded a charge of $90 which is included in other income (expense) for the three and nine months ended December 28, 2003 and accrued expenses as of December 28, 2003. In connection with the private placement, we issued warrants to purchase 478 shares of our common stock with an exercise price of $0.50 per share to certain of the private placement investors and the placement agent. Of such warrants, 150 were exercised in October 2003. In addition, as a result of the private placement and anti-dilution provisions included in certain warrants then outstanding, the number of shares issuable under the warrants increased and the exercise price of the warrants decreased to $0.50 per share. The following table summarizes the warrant modifications:

	Modified		Original
Issuance Purpose	Number	Exercise Price	Number	Exercise Price	Expiration Date
Junior Participation	2,032	$0.50	1,270	$1.25	March, 2006
2002 Officer	2,283	0.50	1,250	2.88	April, 2012

	4,315	0.50	2,520	2.06

On January 24, 2003, we received a letter from The Nasdaq Stock Market, Inc. stating that, because our common stock had not closed at or above the minimum $1.00 per share bid price requirement for 30 consecutive trading days, we had not met the minimum bid price requirements for continued listing as set forth in Marketplace Rule 4310(c)(4), and we had until July 23, 2003 in which to regain compliance. On July 25, 2003, we received notice from Nasdaq that in accordance with Marketplace Rule 4310(c)(8)(D) we were granted a 180 day extension of time, or until January 20, 2004 with which to regain compliance with the minimum bid requirement.

On January 21, 2004, we received a letter from Nasdaq indicating that the Company had been granted an extension, until January 24, 2005, within which to regain compliance with the minimum $1.00 bid price per share requirement of The Nasdaq SmallCap Market. In the notice, the Nasdaq staff noted that since the Company meets the initial inclusion criteria for The Nasdaq SmallCap Market under Marketplace Rule 4310(c), it is eligible for this additional compliance period. However, if prior to January 24, 2005, the bid price of the Company’s common stock does not close at $1.00 per share or more for a minimum of 10 consecutive trading days, then the Company is required to (1) seek shareholder approval for a reverse stock split at or before its next shareholder meeting and (2) promptly thereafter effectuate the reverse stock split. The Company has committed in writing to Nasdaq to effectuate those measures in the event compliance is not achieved prior to January 24, 2005. If at any time before January 24, 2005, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Nasdaq staff will provide notification that the Company complies with Marketplace Rule 4310(c)(8)(D). The Company cannot provide any assurance that it will receive an affirmative vote of its stockholders authorizing a reverse stock split, if required, nor that the Company will regain compliance with the minimum bid price requirement.

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

Pursuant to the terms of the North American credit agreement, we are required to maintain specified levels of working capital and tangible net worth, among other financial covenants. As of December 28, 2003, we were not in compliance with those financial covenants, but received waivers from our primary lender regarding our non-compliance. While we anticipate that we will not be in compliance with all of the financial covenants contained in the North American credit agreement in the near term, and we anticipate being able to obtain necessary waivers as we have in the past, we may not be able to obtain waivers of any future covenant violations. If we become insolvent, are liquidated or reorganized, after payment to our creditors, there are likely to be insufficient assets remaining for distribution to stockholders.

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

Before our primary lender purchases our U.S. accounts receivable and remits payment to us for the purchase price, it may, in its discretion, provide us cash advances under our North American credit agreement (please see discussion below) taking into account the assigned receivables due from our customers which it expects to purchase, among other factors. As of December 28, 2003, our primary lender was advancing us 60% of the eligible receivables due from our retail customers. The factoring charge of 0.25% of assigned accounts receivable, with invoice payment terms of up to 60 days and an additional 0.125% for each additional 30 days or portion thereof, is recorded in interest expense. Additionally, our factor, utilizing an asset based borrowing formula, advances us cash equal to 50% of our inventory that is not in excess of 60 days old.

North American Credit Agreement

Advances to us under the North American credit agreement bear interest at 1.50% per annum above our primary lender’s prime rate (5.50% as of December 28, 2003).

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

On March 31, 2003, our North American credit agreement was amended which allowed us to borrow supplemental discretionary loans of $11,000 through May 31, 2003, which thereafter was reduced to $5,000 through September 29, 2003 above the standard formula for short-term funding. In accordance with the terms of the amended credit agreement that afforded us the supplemental discretionary loan, as of May 31, 2003, we repaid $6,000 of the supplemental discretionary loan and as of September 26, 2003 we repaid the remaining $5,000. As a condition precedent to our primary lender entering into the amendment, two of our major shareholders, who are also executive officers, otherwise referred to as the Affiliates, pledged an aggregate cash deposit of $2,000 with our primary lender in order to provide a limited guarantee of our obligations. Our primary lender returned the cash deposit to the Affiliates on September 26, 2003 concurrently with our repayment of the supplemental discretionary loan. As consideration to the Affiliates for making the deposit, and based upon the advice of, and a fairness opinion obtained from an independent financial advisor, on March 31, 2003, the Audit Committee approved and the Board of Directors authorized the issuance to each Affiliate 2,000 shares of our common stock with a then aggregate market value of $1,560 ($2,520 as of December 28, 2003) and a warrant to purchase 500 shares of our common stock at an exercise price of $0.50 per share with an aggregate fair value of $305. Please see note 16 (Related Party Transactions) of the notes to the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

In June 2003, Nasdaq advised us that their then unpublished internal interpretation of NASD Marketplace Rule 4350(i)(1)(a) requires us to obtain stockholder ratification of the issuance of the shares to the Affiliates. Therefore, the issuance of the 4,000 common shares are subject to stockholder approval and variable accounting is being applied to the issuance. Nasdaq has subsequently published a proposed amendment to Marketplace Rule 4350(i)(1)(a) which addresses this issue. Since the common shares are now forfeitable, as of June 29, 2003, we reclassified the $1,560 aggregate market value of the shares at issuance from stockholders’ equity to accrued stock-based expenses. We are required to revalue the common shares at each quarter-end, until the market value is fixed if and when the stockholders approve the share issuance. Accordingly, during the nine month period ended December 28, 2003 we increased accrued stock-based expenses by $960 to the market value of the common shares of $2,520 as of December 28, 2003.

We have expensed the fair value of the stock-based and warrant-based consideration provided to the Affiliates as a non-cash financing expense over the period between the date the initial supplemental loans were advanced in February 2003 and the date they were fully repaid, September 26, 2003. Non-cash financing expense was $(812) for the three months ended December 28, 2003 and $2,520 for the nine months ended December 28, 2003.

In December 2003, our North American credit agreement was amended to allow for a supplemental discretionary loan of up to $4,000 from December 16, 2003 thru December 31, 2003, up to $5,000 from January 1, 2004 through January 31, 2004, up to $3,000 from February 1, 2004 through February 29, 2004, up to $2,000 from March 1, 2004 through March 31, 2004 and up to $1,000 from April 1, 2004 through April 30, 2004, on which date the outstanding supplemental loan balance is due to be repaid.

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

If we do not substantially achieve the overall projected revenue levels, and realize any additional benefits from the expense reductions we plan to implement over the next twelve months as reflected in our business operating plan, or obtain sufficient additional financing to fund operations, our cash and projected cash flow from operations in the remainder of fiscal 2004 or fiscal 2005 would be insufficient to meet our operating and debt requirements. We cannot guarantee that we would be able to restructure or refinance our debt on satisfactory terms, if at all, or obtain permission to do so under the terms of our existing indebtedness as some of these measures may require third party consents or approvals from our primary lender. Our failure to meet those obligations could result in defaults being declared by our primary lender, and our primary lender seeking its remedies, including immediate repayment of the debt and/or foreclosure on collateral, which could force us to become insolvent or cease operations.

There were advances outstanding within the standard borrowing formula under the North American credit agreement of $1,766 as of December 28, 2003 and $4,154 as of March 31, 2003. A supplemental discretionary loan of $4,000 was outstanding as of December 28, 2003 and $11,000 was outstanding as of March 31, 2003.

International Credit Facility and Factoring Agreements

We, through Acclaim Entertainment, Ltd., our U.K. subsidiary, and GMAC Commercial Credit Limited, our U.K. bank and an Affiliate of our primary lender, were parties to a seven-year term secured credit facility we entered into in March 2000, related to our purchase of a building in the U. K. On November 28, 2003, we entered into an agreement for the sale and leaseback of the building. Under the terms of the agreement, the buyer purchased the building for $8,636 (£4,888) and we contracted to lease the building for 15.5 years at an annual rent of $813 (£460), subject to adjustment. As of December 28, 2003, we classified the cash we received from the buyer of $6,799 (£3,848) as a deposit payable in accrued expenses. Of the deposit received, $4,917 (£2,783) was used to repay the outstanding balance of the mortgage payable and related interest associated with the building. As of December 28, 2003, the net carrying value of the building was $6,186 (£3,448). Please see Note 6 (Building Held for Sale) of the notes to the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Under the international receivable facilities, we can obtain financing of up to the lesser of approximately $18,000 or 60% of the aggregate amount of eligible receivables from our international operations. The amounts we borrow under the international facility bear interest at 2.00% per annum above LIBOR (4.95% as of December 28, 2003). This international facility has a term of three years, which automatically renews for additional one-year periods thereafter unless either our U.K. bank (GMAC) or we terminate it upon 90 days’ prior notice. Our U.K. bank has secured the international facility with the accounts receivable and assets of our international subsidiaries that participate in the facility. We had an outstanding balance under the international facility of $4,615 as of December 28, 2003.

In September 2003, a French bank advanced our local subsidiary $1,009 based on the outstanding balances of selected accounts receivable invoices. Customer payments of those invoices made directly to the French bank have been and will be applied to repay the outstanding loan. As of December 28, 2003, the remaining amount outstanding was $228. Our French subsidiary retains the credit risk for the invoices and therefore will cover any customer collection shortfall. The borrowed funds bear interest at 1.30% per annum above the one month EURIBOR rate (2.1% as of December 28, 2003).

Commitments

We generally purchase our inventory of Nintendo software by opening letters of credit when placing the purchase order. As of December 28, 2003, we had $1,990 outstanding under letters of credit. Approximately $175 as of December 28, 2003 of our trade accounts payable balances were collateralized under outstanding letters of credit. Other than such letters of credit and operating lease commitments, as of December 28, 2003, we did not have any significant operating or capital expenditure commitments.

As of December 28, 2003, our future contractual cash obligations were as follows:

	Payments Due Within
Contractual Obligations	Total	1 year	2-3 years	4-5 years	Over 5 years
Debt	$29,396	$20,232	$—	$—	$9,164
Capital lease obligations	833	458	375	—	—
Operating leases	19,002	3,561	5,176	1,865	8,400
Developer/Licensor commitments(1)	43,663	36,345	7,318	—	—

Total contractual cash obligations	$92,894	$60,596	$12,869	$1,865	$17,564

(1)	Of total developer/licensor commitments, $15,050 was included in current liabilities as of December 28, 2003.

New Accounting Pronouncements

In December 2003, the FASB issued a revised version of FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaces FIN 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. We will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For our variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on March 31, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. We do not currently have any variable interest entities.

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

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which updates the previously issued revenue recognition guidance in SAB 101, based on the Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” According to EITF 00-21, if the deliverables in a sales arrangement constitute separate units of accounting, as defined, the revenue-recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting under the separation criteria, as defined, the revenue-recognition policy must be determined for the entire arrangement. The application of SAB 104 did not have any impact on our financial statements.

Related Party Transactions

Fees for services

We pay sales commissions to a firm which is owned and controlled by one of our co-chairmen. That firm earns these sales commissions based on the amount of our software sales that firm generates. Commissions earned by that firm amounted to $3 for the three months ended December 28, 2003, $153 for the three months ended December 1, 2002, $(10) for the nine months ended December 28, 2003 and $392 for the nine months ended December 1, 2002. We owed that firm $247 as of December 28, 2003 and $498 as of March 31, 2003.

During previous fiscal years we received legal services from two separate law firms of which two members of our Board of Directors are partners. In connection with the one firm which continues to represent us, we incurred fees of $183 for the three months ended December 28, 2003, $186 for the three months ended December 1, 2002, $630 for the nine months ended December 28, 2003 and $533 for the nine months ended December 1, 2002. For the firm that no longer represents us, we incurred no fees for the three months ended December 1, 2002 and $16 for the nine months ended December 1, 2002. We owed the firm that continues to represent us, legal fees of $365 as of December 28, 2003 and $353 as of March 31, 2003.

Notes receivable

In October 2002, we loaned a senior executive $300 under a promissory note for the purpose of purchasing a new residence. Our Compensation Committee approved the terms and provisions of the loan in April 2002. The promissory note bears interest at a rate of 6.00% per annum. Security for the repayment of the promissory note is a mortgage on the executive’s principal residence. The maturity date of the note is November 1, 2005. In May 2003, in accordance with the note’s original terms, 50% of the loan was forgiven. An additional 25% will be forgiven in each of October 2004 and October 2005 so long as the executive remains employed with Acclaim. If the executive voluntarily leaves the employment of Acclaim or is terminated for cause, at any time prior to the maturity date of the note, the executive must repay a pro-rata portion of the unpaid principal balance of the loan plus accrued and unpaid interest thereon. We are recording compensation expense for the principal balance of the loan over the periods that each portion will be forgiven. Accordingly, during the nine months ended December 28, 2003, we expensed $134 of the unamortized principal balance. The unamortized principal balance under the loan, included in other receivables, was $33 as of December 28, 2003 and $167 as of March 31, 2003.

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

In August 1998, relating to an officer’s employment agreement, we loaned one of our officers $500 under a promissory note. We reduced the note balance by $50 in August 1999, relating to the officer’s employment agreement, and by $200 in January 2000 relating to the employee’s termination. The note bore no interest and was required to be repaid on the earlier to occur of the sale or transfer of the former officer’s personal residence or August 11, 2003. In December 2003, we collected $150 of the outstanding note and, as a result of our forgiving repayment of the balance, expensed the remaining $100. As of March 31, 2003, $250 was outstanding under the note.

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

Consideration for Collateral

Two of our major shareholders, who are also executive officers, otherwise referred to as the Affiliates, pledged an aggregate cash deposit of $2,000 with our primary lender in order to provide a limited guarantee of our obligations. Our primary lender returned the cash deposit to the Affiliates on September 26, 2003 concurrently with our repayment of the supplemental discretionary loan. As consideration to the Affiliates for making the deposit, and based upon the advice of, and a fairness opinion obtained from an independent financial advisor, on March 31, 2003, the Audit Committee approved and the Board of Directors authorized the issuance to each Affiliate 2,000 shares of our common stock with a then aggregate market value of $1,560 ($2,520 as of December 28, 2003) and a warrant to purchase 500 shares of our common stock at an exercise price of $0.50 per share with an aggregate fair value of $305. Please see note 16 (Related Party Transactions) of the notes to the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Our short-term liquidity has been supplemented with borrowings under our North American and International credit facilities with our primary lender. To enhance our short-term liquidity, during fiscal 2003, we implemented targeted expense reductions through a business restructuring. In connection with the restructuring, we reduced our fixed and variable expenses, closed our Salt Lake City, Utah software development studio, redeployed various company assets, eliminated certain marginal software titles under development, reduced our staff and staff related expenses and lowered our overall marketing expenditures. Additionally, on March 31, 2003, our primary lender had advanced to us a supplemental discretionary loan of $11.0 million through May 31, 2003. In accordance with the terms of the amendment to our credit agreement that afforded us the supplemental discretionary loan, as of May 31, 2003, we repaid $6.0 million of the supplemental discretionary loan and as of September 26, 2003, we repaid the remaining $5.0 million. During the six months ended September 28, 2003, our Co-chairmen fully repaid a total of $6.9 million of their outstanding loans and related accrued interest of $0.9 million. Additionally, in June 2003, we completed a private placement of 16,383,000 shares of our common stock to a limited group of private investors, resulting in net proceeds to us of $8.3 million. In September and October 2003, we completed the sale of our 16% convertible subordinated notes, resulting in gross proceeds of $11.9 million. As of December 28, 2003, our primary lender had advanced to us a supplemental discretionary loan of $4.0 million. In February 2004, we completed the sale of our 9% senior convertible subordinated notes from which we raised gross proceeds of $15.0 million.

Our future liquidity will significantly depend in whole or in part on our ability to (1) timely develop and market new software products that meet or exceed our operating plans, (2) realize long-term benefits from our implemented expense reductions, (3) continue to enjoy the support of our primary lender and vendors and (4) register with the SEC the shares underlying the September/October 2003 and the February 2004 convertible notes financings. If we do not substantially achieve our overall projected revenue levels as reflected in our business operating plan, and continue to realize additional benefits from the expense reductions we have implemented, we will either need to make further significant expense reductions, including, without limitation, the sale of certain assets or the consolidation or closing of certain operations, additional staff reductions, and/or the delay, cancellation or reduction of certain product development and marketing programs. Additionally, some of these measures may require third party consents or approvals from our primary lender and others, and there can be no assurance those consents or approvals will be obtained.

In the event that we do not achieve our business operating plan, continue to derive significant expense savings from our implemented expense reductions and register with the SEC the shares underlying the September/October 2003 and February 2004 convertible notes financings, we cannot assure our stockholders that our future operating cash flows will be sufficient to meet our operating requirements and debt service requirements. If any of the preceding events were to occur, our operations and liquidity would be materially and adversely affected and we could be forced to cease operations. See “If Cash Flows from Operations Are Not Sufficient to Meet Our Operational Needs, We May Be Forced To Sell Assets, Refinance Debt, Raise Additional Financing from Outside Investors or Further Downsize or Cease Our Operations”, and “Industry Trends, Platform Transitions and Technological Change May Adversely Affect Our Revenue and Profitability.”

Failing to substantially achieve our projected revenue levels for the remainder of fiscal 2004 will also result in a default under our credit agreement with our primary lender. If a default were to occur under our credit agreement and it is not timely cured by us or waived by our lender, or if this were to happen and our debt could not be refinanced or restructured, our lender could pursue its remedies, including: (1) penalty rates of interest; (2) demand for immediate repayment of the debt; and/or (3) the foreclosure on any of our assets securing the debt. If this were to happen and we were liquidated or reorganized, after payment to our creditors, there would likely be insufficient assets remaining for any distribution to our stockholders.

As of December 28, 2003, we received waivers from GMAC with respect to those financial covenants contained in the credit agreement for which we were not in compliance. If waivers from GMAC are necessary in the future, we cannot be assured that we will be able to obtain waivers of any future covenant violations, as we have in the past.

Going Concern Consideration

Our independent auditors’ report for our fiscal 2003 financial statements, prepared by KPMG LLP, includes an explanatory paragraph relating to substantial doubt as to the ability of Acclaim to continue as a going concern, due to working capital and stockholders’ deficits as of March 31, 2003 and the recurring use of cash in operating activities. The fiscal 2003 financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the nine months ended December 28, 2003 we had a net loss of $31.0 million and used

$16.1 million of cash in operating activities. As of December 28, 2003, we had a stockholders’ deficit of $63.9 million, a working capital deficit of $68.9 million and $5.8 million of cash and cash equivalents. These factors have continued to raise substantial doubt as to our ability to continue as a going concern. Based on management’s plans, our financial statements have been prepared on a going concern basis.

If Cash Flows from Operations Are Not Sufficient to Meet Our Operational Needs, We May Be Forced To Sell Assets, Refinance Debt, Raise Additional Financing from Outside Investors or Further Downsize or Cease Our Operations

During fiscal 2003, we implemented certain expense reduction initiatives that began to reduce our operating expenses during fiscal 2003 and which continued to reduce our expenses in the first nine months of fiscal 2004. Our operating plan for the remainder of fiscal 2004 focuses on (1) maintaining our lower rate of fixed and variable expenses worldwide, (2) continuing to limit and eliminate non-essential expenses and (3) maintaining our reduced employee related expenses. Although we believe the actions we are taking should return our operations to profitability, we cannot assure our stockholders and investors that we will achieve the fiscal 2004 net revenues necessary to achieve sufficient liquidity and avoid further expense reduction actions such as selling assets or consolidating operations, further reducing staff, refinancing debt and/or otherwise further restructuring or ceasing our operations. See “Industry Trends, Platform Transitions and Technological Change May Adversely Affect Our Revenue and Profitability”.

A Violation of our Financing Agreements Could Result in GMAC Declaring a Default and Seeking Remedies

If we violate the financial or other covenants contained in our credit agreement with GMAC, we will be in default under the credit agreement. If a default occurs under the credit agreement and is not timely cured by us or waived by GMAC, GMAC could seek remedies against us, including: (1) penalty rates of interest; (2) immediate repayment of our outstanding debt; and/or (3) the foreclosure on any assets securing our debt. Pursuant to the terms of the credit agreement, we are required to maintain specified levels of working capital and tangible net worth, among other requirements. As of December 28, 2003, we received waivers from GMAC with respect to those financial covenants contained in the credit agreement for which we were not in compliance. If waivers from GMAC are necessary in the future, we cannot be assured that we will be able to obtain waivers of any future covenant violations, as we have in the past. If Acclaim is liquidated or reorganized, after payment to the creditors, there are likely to be insufficient assets remaining for any distribution to our stockholders.

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

On January 24, 2003, we received a letter from The Nasdaq Stock Market, Inc. stating that, because our common stock had not closed at or above the minimum $1.00 per share bid price requirement for 30 consecutive trading days, we had not met the minimum bid price requirements for continued listing as set forth in Marketplace Rule 4310(c)(4), and we had until July 23, 2003 in which to regain compliance. On July 25, 2003, we received notice from Nasdaq that in accordance with Marketplace Rule 4310(c)(8)(D) we were granted a 180 day extension of time, or until January 20, 2004 with which to regain compliance with the minimum bid requirement.

On January 21, 2004, we received a letter from Nasdaq indicating that the Company had been granted an extension, until January 24, 2005, within which to regain compliance with the minimum $1.00 bid price per share requirement of The Nasdaq SmallCap Market. In the notice, the Nasdaq staff noted that since the Company meets the initial inclusion criteria for The Nasdaq SmallCap Market under Marketplace Rule 4310(c), it is eligible for this additional compliance period. However, if prior to January 24, 2005, the bid price of the Company’s common stock does not close at $1.00 per share or more for a minimum of 10 consecutive trading days, then the Company is required to (1) seek shareholder approval for a reverse stock split at or before its next shareholder meeting and (2) promptly thereafter effectuate the reverse stock split. The Company has committed in writing to Nasdaq to effectuate those measures in the event compliance is not achieved prior to January 24, 2005. If at any time before January 24, 2005, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Nasdaq staff will provide notification that the Company complies with Marketplace Rule 4310(c)(8)(D). The Company cannot provide any assurance that it will receive an affirmative vote of its stockholders authorizing a reverse stock split, if required, nor that the Company will regain compliance with the minimum bid price requirement.

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

Revenue and Liquidity are Dependent on Timely Introduction of New Titles

The timely shipment of a new title depends on various factors, including the development process, debugging, approval by hardware licensors and approval by third-party licensors. It is likely that some of our titles will not be released in accordance with our operating plans. Because net revenue associated with the initial shipments of a new product generally constitute a high percentage of the total net revenue associated with the life of a product, a significant delay in the introduction of one or more new titles would negatively affect or limit sales and would have a negative impact on our financial condition, liquidity and results of operations. We cannot assure stockholders that our new titles will be released in a timely fashion in accordance with our business plan for the fourth quarter of fiscal 2004 or fiscal 2005.

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

We Depend On A Relatively Small Number of Franchises For A Significant Portion Of Our Revenue And Profits

A significant portion of our revenue is derived from products based on a relatively small number of franchises each year. In addition, many of these products have substantial production or acquisition costs and marketing budgets. In the first nine months of fiscal 2004, 49% of our gross revenue was derived from five software products. In fiscal 2003, 55% of our gross revenue was derived from five software products. We expect that a limited number of popular brands will continue to produce a disproportionately large amount of our revenue. Due to this dependence on a limited number of brands, the failure of one or more products based on these brands to achieve anticipated results may significantly harm our business and financial results. For example, during the fourth quarter of fiscal 2002, our failure to achieve our projected revenue from two titles, Turok: Evolution and Aggressive Inline, due to lower than anticipated consumer acceptance of the products, resulted in a net loss for the fourth quarter and fiscal year 2002 and continued to contribute to losses during fiscal 2003.

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

Profitability is Affected by Research and Development Expenditure Fluctuations Due to Platform Transitions and Development for Multiple Platforms

Our cash outlays for product development for the nine months ended December 28, 2003 were lower than the nine months ended December 1, 2002 but our product development cash outlays may increase in the future as a result of the higher costs associated with releasing more games across multiple platforms and the complexity of developing games for the 128-bit game consoles, among other reasons. We anticipate that our profitability will continue to be impacted by the levels of research and development expenditures relative to revenue and by fluctuations relating to the timing of development in anticipation of future platforms.

During the first nine months of fiscal 2004, we focused our development efforts and costs on the development of tools and engines necessary for PlayStation 2, Xbox, GameCube and PC’s. Our fiscal 2003 release schedule was developed around PlayStation 2, GameCube, Xbox and Game Boy Advance. The release schedule for the remainder of fiscal 2004 continues to support the PlayStation 2, Xbox and Game Boy Advance platforms as well as PC.

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

Management makes significant estimates and assumptions based on actual historical experience regarding allowances for estimated price concessions and product returns. Management establishes allowances at the time of product shipment, taking into account the potential for price concessions and product returns based primarily on: market acceptance of products; level of retail inventories and retail sell-through rates; seasonality; and historical price concession and product return rates. Management monitors and adjusts these allowances quarterly to take into account actual developments and results in the marketplace. We believe that our estimates of allowances for price concessions and returns are adequate and reasonable, but we cannot guarantee the adequacy of our current or future allowances.

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

Our allowances for price concession and returns were $32.4 million as of December 28, 2003 and $ 48.3 million as of March 31, 2003. Please see Note 1D (Business and Significant Accounting Policies: Net Revenue) of the notes to the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Revenue Varies Due to the Seasonal Nature of Video and Computer Game Software Purchases

Our business is highly seasonal. We typically experience our highest revenue and profit in the calendar year-end holiday season, our third fiscal quarter and a seasonal low in revenue and profits in our first fiscal quarter. The seasonal pattern is due primarily to the increased demand for software during the year-end holiday selling season and the reduced demand for software during the summer months. Our earnings vary significantly and are materially affected by releases of popular products and, accordingly, may not necessarily reflect the seasonal patterns of the industry as a whole. We expect that operating results will continue to fluctuate significantly in the future. See “Fluctuations in Quarterly Operating Results Lead to Unpredictability of Revenue and Earnings” below.

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

Shares Eligible for Future Sale

As of February 5, 2004, we had 113,403,810 shares of common stock issued and outstanding, (including 4,000,000 shares of our common stock issued in equal amounts to our co-chairman, which shares are being held by us pending stockholder approval of the issuance and which our co-chairman have no current right to vote, pledge, sell or otherwise hypothecate), of which 17,278,975 are “restricted” securities within the meaning of Rule 144 under the Securities Act. Generally, under Rule 144, a person who has held restricted shares for one year may sell such shares, subject to certain volume limitations and other restrictions, without registration under the Securities Act.

As of February 5, 2004, 74,138,105 shares of common stock are covered by effective registration statements under the Securities Act for resale on a delayed or continuous basis by certain of our security holders.

As of February 5, 2004, a total of 15,369,739 shares of common stock are issuable upon the exercise of warrants to purchase our common stock.

We have also registered on Form S-8 a total of 24,236,000 shares of common stock (issuable upon the exercise of options) under our 1988 Stock Option Plan and our 1998 Stock Incentive Plan, and a total of 2,448,425 shares of common stock under our 1995 Restricted Stock Plan. As of December 28, 2003, options to purchase a total of 13,148,684 shares of common stock were outstanding under the 1988 Stock Option Plan and the 1998 Stock Incentive Plan, of which 4,776,886 were exercisable.

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

We had a cumulative foreign currency translation loss of $2,393 as of December 28, 2003 and $1,795 as of March 31, 2003, which is included in accumulated other comprehensive loss in our statements of stockholders’ equity (deficit). We recorded net foreign currency transaction losses of $677 for the three months ended December 28, 2003, $297 for the three months ended December 1, 2002, $549 for the nine months ended December 28, 2003 and $510 for the nine months ended December 1, 2002.

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

Item 4.    Controls and Procedures.

During the last fiscal quarter, the Company became aware of certain transactional documents which were violations of the Company’s established sales and sales returns policies. As a result, we have implemented or are in the process of implementing the following improvements to our internal controls and procedures. The change and improvements to our internal controls are focused on the formalization and documentation of previously established sales and returns policies, the education/re-training of internal personnel and customers and written attestations from senior sales employees acknowledging compliance with our sales and returns policies.

Formalization and documentation of previously established sales and sales returns policies:

•	We are in the process of implementing a sales policy and procedure manual.

Obtain written representations from senior sales associates:

•	We have obtained from our senior sales employees a quarterly written letter of representations attesting that all sales transactions entered into by the Company are final and there are no side agreements (i.e., verbal, written, letter, and /or electronic correspondence) or any other terms in effect which would indicate otherwise and that are not documented in the customers written purchase order commitment.

Except as noted above, and subject to the inherent limitations in all control systems, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosures, controls and procedures, as of December 28, 2003, are effective to timely make them aware of material information relating to the Company that is required to be included in our periodic filings with the SEC, and furthermore that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in all material respects for them to conform with accounting principles generally accepted in the United Sates of America.

We are assigning high priority to the immediate and near-future corrections of our internal control deficiencies. We will continue to evaluate the effectiveness of our internal controls and procedures on an on-going basis and will take further remedial corrective action as appropriate. Other than implementing the internal control improvements discussed above, there have been no significant changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

In 2003, fourteen class action complaints asserting violations of federal securities laws were filed against the Company and certain of its officers and/or directors. By order dated July 3, 2003, the Court consolidated all fourteen actions into one action entitled In re Acclaim Entertainment, Inc. Securities Litigation, Master File No. 2, 03-CV-1270 (E.D.N.Y.) (JS) (ETB), and appointed class members Penn Capital Management, Robert L. Mannard and Steve Russo as lead plaintiffs, and also approved lead plaintiffs’ selection of counsel. Plaintiffs served a Consolidated Amended Complaint (the “Consolidated Complaint”) on or about September 1, 2003. The defendants in the consolidated action are the Company, Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard F. Agoglia. The Consolidated Complaint alleges a class period from October 14, 1999 through January 13, 2003. The Consolidated Complaint alleges that the Company engaged in a variety of wrongful practices which rendered statements made by the Company and its financial statements to be false and misleading. Among other purported wrongful practices, the Consolidated Complaint alleges that Acclaim engaged in “channel stuffing,” a practice by which Acclaim allegedly delivered excess inventory to its distributors to meet or exceed analysts’ earnings expectations and inflate its sales results; entered into “conditional sales agreements” whereby Acclaim’s customers allegedly were induced to accept delivery of Acclaim products prior to a quarter-end reporting period on the condition that Acclaim would accept the return of any unsold product after the quarter-end, and that Acclaim falsified sales reports and manipulated the timing and recognition of price concessions and discounts granted to its retail customers. The Consolidated Complaint further alleges that Acclaim engaged in improper accounting practices, including the improper recognition of sales revenue; manipulation of reserves associated with concessions, chargebacks and/or sales discounts granted to customers; and the improper reporting of software development costs. The Consolidated Complaint alleges that as a result of these practices defendants violated § 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and that the individual defendants violated § 20(a) of the 1934 Act. The Consolidated Complaint seeks compensatory damages in an unspecified amount. On December 3, 2003 the Company moved to dismiss the Consolidated Complaint. Plaintiffs opposed the motion to dismiss on January 20, 2004, and the Company will submit its reply papers by February 20, 2004. We are defending this action vigorously.

We are also party to various litigations arising in the ordinary course of our business, the resolution of which, we believe, will not have a material adverse effect on our liquidity or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

On January 20, 2004, we held our 2003 Annual Meeting of Stockholders. In connection with the meeting, we solicited proxies from our stockholders pursuant to Regulation 14 of the Securities Exchange Act of 1934. At the meeting, our stockholders:

(1) Elected Gregory E. Fischbach, James R. Scoroposki, Kenneth L. Coleman, Bernard J. Fischbach, Robert H. Groman, James Scibelli and Michael Tannen to the Board of Directors for terms ending upon the 2004 annual stockholders meeting. The following votes were cast:

	Votes
	For	Withheld
Gregory E. Fischbach	99,850,961	1,663,582
James R. Scoroposki	99,973,125	1,541,418
Kenneth L. Coleman	100,193,021	1,321,522
Bernard J. Fischbach	99,973,643	1,540,900
Robert H. Groman	100,209,498	1,305,045
James Scibelli	100,407,227	1,107,316
Michael Tannen	100,241,177	1,273,366

(2) Approved the issuance of up to 32,000,000 shares of the Company’s common stock at a discount to the market price in accordance with the amended terms of the Company’s September/October 2003 offering of Convertible Subordinated Notes. The conversion price of the Notes and the exercise price for the Warrants will be adjusted from $0.8945 per share to $0.57 per share. The following votes were cast:

	Votes
For	Against	Abstain	Not Voted
22,326,186	2,276,253	204,502	76,707,602

(3) Approved, for a three-month period commencing on the date of this meeting, the potential issuance of up to 50,000,000 shares of the Company’s common stock at a discount to the market price in capital raising transactions. The following votes were cast:

	Votes
For	Against	Abstain	Not Voted
22,343,011	2,353,973	109,957	76,707,602

(4) Approved an amendment to the Company’s Certificate of Incorporation to increase the Company’s authorized shares of common stock from 200,000,000 shares to 300,000,000 shares. The following votes were cast:

For	Votes Against	Abstain
99,291,860	2,119,520	103,163

(5) Approved an amendment to the Company’s 1998 Stock Incentive Plan, increasing the shares of Common Stock which are subject to the plan by 10,000,000 shares. The following votes were cast:

	Votes
For	Against	Abstain	Not Voted
21,703,536	2,976,454	126,951	76,707,602

(6) Approved the issuance of 1,500,000 shares of the Company’s Common stock to Rodney Cousens in connection with his appointment to the position of Chief Executive Officer of the Company. The following votes were cast:

	Votes
For	Against	Abstain	Not Voted
22,245,600	2,341,744	219,597	76,707,602

(7) Ratified the appointment of KPMG LLP to serve as the independent auditors of the Company for its fiscal year ending March 31, 2004. The following votes were cast:

For	Votes Against	Abstain
100,866,621	557,549	90,373

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

4.5	Form of Warrant between the Company and certain purchasers of the Company’s securities, dated June, 2003 (incorporated by reference to Exhibit 4.4 to the Company’s Form S-3, filed on July 21, 2003)

4.6	Form of Registration Rights Agreement between the Company and certain purchasers of the Company’s securities, dated October, 2003

4.7	Form of Warrant between the Company and certain purchasers of the Company’s securities, dated October, 2003

4.8	Form of 10% Convertible Subordinated Note Purchase Agreement between the Company and certain purchasers of the Company’s securities, dated October, 2003

4.9	Form of Promissory Note between the Company and certain purchasers of the Company’s securities, dated October, 2003

+10.1	Employee Stock Purchase Plan (incorporated by reference to the Company’s definitive proxy statement relating to fiscal 1997 filed on August 31, 1998)

+10.2	1998 Stock Incentive Plan (incorporated by reference to the Company’s definitive proxy statement relating to fiscal 1997 filed on August 31, 1998)

Exhibit No.	Description

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

10.26	Promissory Note executed by Gregory E. Fischbach in favor of Acclaim Entertainment, Inc., dated July 2, 2001

10.27	Promissory Note executed by James R. Scoroposki in favor of Acclaim Entertainment, Inc., dated July 2, 2001

10.28	Promissory Note executed by Gregory E. Fischbach in favor of Acclaim Entertainment, Inc., dated October 1, 2001

10.29	Promissory Note executed by James R. Scoroposki in favor of Acclaim Entertainment, Inc., dated October 1, 2001

10.30	Amendment, dated June 25, 2002, to Promissory Note, dated July 2, 2001, executed by Gregory E. Fischbach in favor of Acclaim Entertainment, Inc.

Exhibit No.	Description

10.31	Amendment, dated June 25, 2002, to Promissory Note, dated July 2, 2001, executed by James R. Scoroposki in favor of Acclaim Entertainment, Inc.

10.32	Amendment, dated June 25, 2002, to Promissory Note, dated October 1, 2001, executed by Gregory E. Fischbach in favor of Acclaim Entertainment, Inc.

10.33	Amendment, dated June 25, 2002, to Promissory Note, dated October 1, 2001, executed by James R. Scoroposki in favor of Acclaim Entertainment, Inc.

10.34	Promissory Note executed by Simon Hosken in favor of Acclaim Entertainment, Inc., dated October 31, 2002.

10.35	Amendment and Modification to Revolving Credit and Security Agreement, dated June 29, 2003

10.36	Amended and Restated Cash Deposit Agreement between Gregory E. Fischbach and GMAC Commercial Finance, LLC, dated June 29, 2003

10.37	Amended and Restated Cash Deposit Agreement between James Scoroposki and GMAC Commercial Finance, LLC, dated June 29, 2003

10.38	Amended and Restated Limited Guaranty by Gregory E. Fischbach in favor of GMAC Commercial Finance, LLC, dated June 29, 2003

10.39	Amended and Restated Limited Guaranty by James Scoroposki in favor of GMAC Commercial Finance, LLC, dated June 29, 2003

10.40	Letter Agreement, dated June 29, 2003, between the Company’s Audit Committee and Gregory E. Fischbach and James Scoroposki

10.41	Form of Warrant Agreement between the Company and Gregory E. Fischbach, dated as of June 29, 2003

10.42	Form of Warrant Agreement between the Company and James Scoroposki, dated as of March 31, 2003

†31	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been granted with respect to certain portions of this exhibit, which have been omitted therefrom and have been separately filed with the Commission.
+	Management contract or compensatory plan or arrangement.
†	Filed herewith.

(b)    Current Reports on Form 8-K filed on:

October 1, 2003

October 6, 2003

December 18, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

ACCLAIM ENTERTAINMENT, INC.

	By:	/s/ RODNEY P. COUSENS
Rodney Cousens President and Chief Executive Officer

February 17, 2004

	By:	/s/ GERARD F. AGOGLIA
Gerard F. Agoglia Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

February 17, 2004