Form 10-K
period 2004-03-31
ACCLAIM ENTERTAINMENT INC
filed 2004-07-01
CIK 804888

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

On June 19, 2004, 129,573,500 shares of common stock of the registrant were issued and outstanding and the aggregate market value of voting common stock held by non-affiliates was $36,468,082.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, with respect to the 2004 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. This report consists of 114 sequentially numbered pages. The Exhibit Index is located at sequentially numbered page 107.

ACCLAIM ENTERTAINMENT, INC.

2004 FORM 10-K ANNUAL REPORT

i

As used in this Annual Report on Form 10-K, unless the context otherwise requires, all references to “we”, “us”, “our”, “Acclaim” or the “Company” refer to Acclaim Entertainment, Inc., and subsidiaries. The term “common stock” means our common stock, $.02 par value.

This Annual Report on Form 10-K, including Item 1 (“Business”) and Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), contains forward-looking statements about circumstances that have not yet occurred. All statements, trend analysis and other information contained below relating to markets, our products and trends in revenue, as well as other statements including words such as “anticipate”, “believe” or “expect” and statements in the future tense are forward-looking statements. These forward-looking statements are subject to business and economic risks, and actual events or our actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. We will not necessarily update this information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results and performance include, but are not limited to, those discussed under the heading “Factors Affecting Future Performance” included herein. Our website is located at www.acclaim.com. On our website, we make available, as soon as reasonably practicable after electronic filing with the Securities and Exchange Commission, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports. All of these reports are provided to the public free of charge.

PART I

Item	1. Business

Overview

Acclaim Entertainment, Inc. was founded in 1987 as a Delaware corporation, and maintains operations in the United States, the United Kingdom, Germany, France, Spain and Australia. We develop, publish, market and distribute, under our brand names, interactive entertainment software for a variety of hardware platforms, including Sony’s PlayStation® 2, Microsoft’s Xbox™, and, on a more limited basis, Nintendo’s GameCube™ and Game Boy™ Advance and personal computer systems. We develop software internally, as well as engaging third parties to develop software on our behalf.

We internally develop our software products through our five software development studios located in the United States and the United Kingdom. Additionally, we contract with independent software developers to create software products for us.

Through our subsidiaries in North America, the United Kingdom, Germany, France, Spain, and Australia, we distribute our software products directly to retailers and other outlets, and we also utilize regional distributors outside those territories to distribute and market our software to many other territories throughout the world. As an additional aspect of our business, we distribute software products that have been developed by third parties. A less significant aspect of our business is the development and publication of strategy guides relating to our software products and the issuance of certain “special edition” comic magazines to support certain of our brands.

Since the Company’s inception, we have developed products for each generation of major gaming platforms, including IBM® Windows-based personal computers and compatibles, Sega™ Genesis™, Super Nintendo Entertainment System®, Nintendo Game Boy®, Game Boy® Advance and Game Boy® Color, Sony PlayStation®, Nintendo® 64, Sega Dreamcast, Sony Playstation® 2, Microsoft Xbox™, and Nintendo™ GameCube. We also initially developed software for the Nintendo Entertainment System and the Sega Master System.

Substantially all of our revenue is derived from one industry segment, the development, publication, marketing and distribution of interactive entertainment software. For information regarding our foreign and domestic operations, see Note 23 (Segment Information) of the Notes to the Consolidated Financial Statements included herein.

We are required to file periodic reports, proxy and information statements and other information with the SEC. You may read any materials filed by us at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. You may obtain information about the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public on the SEC’s Internet website located at http://www.sec.gov.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K may be found on our website at www.acclaim.com.

Recent Developments

On May 4, 2004 we entered into a Waiver and Amendment agreement (the “Amendment”) with our primary lender, GMAC Commercial Finance LLC (“GMAC”), under which GMAC has agreed to waive the Company’s financial covenant defaults under our GMAC Credit Agreement for the quarter ended March 31, 2004. In addition, GMAC agreed to provide an additional $3 million overadvance in the form of a supplemental discretionary loan. Pursuant to the Amendment, the GMAC Credit Agreement and related financing agreements were to terminate on June 20, 2004. On June 18, 2004, we entered into an Extension Agreement with GMAC which amended the Waiver and Amendment agreement signed by us and GMAC on May 4, 2004. Under the Extension Agreement, GMAC has agreed to extend the date upon which our banking agreement with GMAC will terminate, from June 20, 2004 to August 4, 2004.

On May 4, 2004, we entered into a letter of intent with a proposed new lender, for an asset-based credit facility, with an equity component, to replace the GMAC loan facility. We are working with the proposed new lender in order to implement the new facility which is subject to the execution of definitive documentation by both parties. Timely implementation of the new facility will be crucial to avoid severe interruption of our business. See Risk Factors; “Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Depends on Our Ability to Timely Transition our Credit Facility”.

Also in May 2004, we received notification from The Major League Baseball Player’s Association (MLBPA) that we were late in making certain royalty payments and our license was terminated and that if we did not make the payments in a timely fashion, as well as certain other remedies, that our license would not be reinstated. We have made all required payments to the MLBPA and are current with our payment obligations with certain MLB players, however we have not reached agreement with the MLBPA regarding the other requested remedies and MLBPA is considering the license terminated. We disagree with MLBPA’s interpretation of the license agreement provisions and have advised them as such. We are in continued discussions with MLBPA on this matter.

In April and May 2004, we received notification from Battleborne Entertainment, Inc. (“Battleborne”) that due to various contractual disputes between us and Battleborne regarding our development agreement with Battleborne relating to the development of the videogame entitled Combat Elite: WWII Paratroopers, they were terminating the development agreement. We disagree with their interpretations of the development agreement and demanded that Battleborne fulfill its contractual obligations under the development agreement. In June 2004, Battleborne brought an action in New York state Supreme Court, Nassau County, seeking a temporary restraining order enjoining the release of the title until the contractual disputes have been resolved. The TRO was granted and the matter was scheduled by the court for expedited discovery by both sides. We are also in continued discussions with Battleborne in an effort to resolve this matter amicably.

In June 2004, we received notification from Classic Media, Inc. (“Classic”), the licensor of the intellectual property Turok, that due to failure to make certain royalty payments relating to the videogame title Turok: Evolution that our license agreement with Classic was terminated. We are in discussions with Classic in an effort to resolve this matter amicably.

On May 5, 2004 we announced that, as a result of our internal review of our financial reports for our fiscal year ended March 31, 2004 we discovered an accounting error which occurred during the 2001 fiscal year. In fiscal 2001, we incorrectly recorded a $9.5 million bank advance relating to a junior participation transaction between the Company, its primary lender and six junior participants (see note 15F). The error resulted in an understatement of debt and an overstatement of net earnings in fiscal 2001 by $9.5 million. The correction of the error resulted in a reduction of bonuses for fiscal 2001 that were based on pre-tax income by $0.6 million, which were repaid to us in June 2004. We also identified adjustments for reconciling items related to bank advances aggregating $0.4 million that were recorded in the fourth quarter of fiscal 2002 that should have been recorded in the third quarter of fiscal 2002. As a result of these accounting errors, we have restated, in this Form 10-K, our previously issued financial statements for the quarters ended June 2, 2001 and August 31, 2001 and the fiscal year ended August 31, 2001, balance sheets as of each quarter and fiscal year end from December 2, 2001 through December 28, 2003, statement of operations for the quarters ended June 2, 2002 and August 31, 2002 and statement of cash flows for the fiscal year ended August 31, 2002 and all the quarters within fiscal 2002. Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 2 (Restatement) of the Notes to the Consolidated Financial Statements included herein.

Strategy

Our objective is to become a worldwide leader in the development, publication and distribution of quality interactive entertainment software products that deliver a highly compelling and satisfying consumer entertainment experience. Our strategy includes the following elements:

Create and Maintain Diversity in Product Mix, Platforms and Markets.    We are committed to maintaining a diversified mix of product offerings which mitigates our operating risks, and broadens our demographic market appeal. See “Risk Factors: We Depend on a Relatively Small Number of Franchises for a Significant Portion of Our Revenue and Profits.” Therefore, we strive to develop and publish games spanning a wide range of entertainment categories, including action, action adventure, extreme sports, sports and racing, which can be played on the current videogame systems, including Sony’s PlayStation® 2, Microsoft’s Xbox™, Nintendo’s GameCube™ console systems and Nintendo’s Game Boy™ Advance hand held device as well as personal computers. We may design our software for use on multiple platforms, where economically justified, in order to reach a greater potential consumer base. Accordingly, there are a number of factors that we take into consideration in determining the appropriate gaming system for each of the titles we develop, including, amongst other things, the gaming system’s user demographics, the potential growth of the installed base of each game system and the competitive landscape at the time of a product’s release.

Create, Acquire and Maintain Strong Brands.    We attempt to focus our game developing and publishing activities principally on titles that are, or have the potential to become, franchise properties possessing sustainable consumer appeal and brand recognition. Such titles can serve as the basis for sequels, prequels and related new titles, which can be released over an extended period of time, similar to the film industry. We have entered into a number of strategic relationships with the owners of various forms of intellectual property, which have allowed us to acquire the rights to publish games and create franchises based upon such intellectual properties. See “Risk Factors: Our Future Success Depends on Our Ability to Release Popular Products.”

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

In-house Development Group.    We have an in-house development staff, both domestically and internationally, who work in teams to create our software. We are striving to provide our creative teams the independence and flexibility they need to build an environment that fosters creativity and teamwork. Employing in-house development teams provides us with the following advantages:

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

Historically, we have developed our titles using a strategic combination of our internal development group and external development resources. We select our external developers based on their track record and expertise in producing titles within certain categories. As part of that strategy, one external developer will often produce the same game for multiple platforms and will produce sequels to the original game. This selection process allows us to strengthen and leverage the particular expertise of our internal and external development resources.

Software Development

During the year ended March 31, 2004, approximately 38% of our gross revenue was derived from software developed at our internal studios. The balance of our gross revenue for the year ended March 31, 2004 was derived from software developed by third-party developers. Through the first six months of fiscal 2005, we estimate that the majority of our revenue will be derived from software developed in our own studios, through the release of our titles Alias, All Star Baseball, Legends of Wrestling: Showdown, The Red Star and 100 Bullets.

The development time for a title on both the dedicated game platforms and personal computers is between twelve and thirty-six months and the average development cost for a title ranges from $2 million to $8 million. The development time for Game Boy Advance is between six and nine months and the average development cost for a title ranges from $200,000 to $400,000. Gross margin percentages for cartridge based Game Boy® Advance software are significantly lower than the gross margin percentages for disc-based software and the manufacturing time is significantly longer than that associated with disc-based software. The manufacturing lead time for disc-based software is approximately one to three weeks from the placement of an order, as opposed to four to six weeks for cartridge based software.

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

Products

We utilize a brand structure and market our titles under distinct key brands including Acclaim and Acclaim Sports. We support this strategy through the regularly scheduled introduction of new titles featuring these brands. In the twelve months ended March 31, 2004, we released a total of 47 titles for PlayStation 2, Xbox, GameCube, Game Boy Advance and personal computers. Through the first six months of fiscal 2005, we currently plan on releasing a total of approximately 20 titles for PlayStation 2, Xbox and personal computers. In fiscal 2004, we released 13 titles for PlayStation 2, 14 titles for Xbox, 9 titles for Gamecube, 5 titles for Nintendo Game Boy and 6 titles for PC. See “Risk Factors: Our Future Success Depends on our Ability to Release Popular Products”.

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

Our titles incorporate a variety of exclusive and non-exclusive licenses, including:

•	Professional sports—Major League Baseball, Major League Baseball Players Association (see Recent Developments) and The National Basketball Association;

•	Television and film—Alias;

•	Sports personalities—Derek Jeter and Hulk Hogan;

•	Extreme sports personalities—Dave Mirra;

•	Racing—Juiced, Speed Kings and XGRA; and

•	Comic books—100 Bullets, The Red Star, Turok and Shadowman.

Some of the agreements granting us the rights to use these brands are restricted to individual properties, while some of the agreements cover a series of properties or grant rights to create software based on or featuring particular licenses over a period of time. See “Risk Factors: Inability to Procure Commercially Valuable Intellectual Property Licenses May Prevent Product Releases or Result in Reduced Product Sales” and Note 3 (License Agreements) to the Notes to the Consolidated Financial Statements included herein.

The following table shows the number of software titles we released in the years indicated across the various game platforms:

	Fiscal Year Ended March 31, 2004	Twelve Months Ended March 31, 2003	Seven Months Ended		Fiscal Years Ended

			March 31, 2003	March 31, 2002	August 31, 2002	August 31, 2001
				(Unaudited)
Microsoft Xbox	14	10	6	2	6	—
Nintendo GameCube	9	13	8	8	13	—
Sony PlayStation 2	13	12	9	8	11	9
Sony PlayStation	—	—	—	—	—	12
Sega Dreamcast	—	—	—	—	—	5
Nintendo Game Boy	5	11	4	4	11	6
PC	6	1	1	1	1	3

Total	47	47	28	23	42	35

Market

We do, and will continue to, develop and publish products for multiple hardware platforms, as this diversification is a key element of our business strategy. In the past, no hardware platform or video game system has achieved substantial long-term dominance in the interactive entertainment market, however, Sony Playstation 2 maintains the largest installed base of console systems. New entrants into the interactive entertainment and multimedia industries, such as cable and satellite television, telephone companies, and diversified media and entertainment companies, in addition to a proliferation of new technologies, such as online networks and the Internet, have increased the competition in our markets. See “Risk Factors: Industry Trends, Platforms Transitions and Technological Change May Adversely Affect Our Revenue and Profitability” and “Competition for Market Acceptance and Retail Shelf Space, Pricing Competition, and Competition with the Hardware Manufacturers Affects Our Revenue and Profitability.”

Platform License Agreements

We and various Sony computer entertainment companies (collectively, “Sony”) have entered into agreements pursuant to which we maintain a non-exclusive, non-transferable license to utilize the “Sony” name and its proprietary information and technology in order to develop and distribute software for PlayStation and PlayStation 2 in various territories throughout the world, including North America, Australia, Europe and Asia. We pay to Sony a royalty fee, plus the manufacturing cost, for each unit Sony manufactures for us. This payment is made upon the manufacture of the units. In March 2004, our agreements with Sony for PlayStation platforms renewed automatically and expire in March 2005. We do not expect any difficulties in renewing these licenses in the future. See “Risk Factors: If We are Unable to Obtain or Renew Licenses from Hardware Companies, We Will Not be Able to Release Software for Popular Systems.”

We and various Nintendo entertainment companies (collectively, “Nintendo”) have entered into agreements pursuant to which we maintain a non-exclusive, non-transferable license to utilize the “Nintendo” name and its proprietary information and technology in order to develop and distribute software for GameCube in North America and for Game Boy Advance in Australia, Europe, New Zealand and North America, Game Boy and Game Boy Color in various territories, including North America, Australia, Europe and New Zealand. For Game Boy Advanced software we pay Nintendo a fixed amount per unit, based in part, on memory capacity and chip configuration. This amount includes the cost of manufacturing, printing and packaging of the unit, as well as a royalty for the use of Nintendo’s name, proprietary information and technology. For GameCube software we pay Nintendo a fixed amount which includes the cost of manufacturing the disc and printing of the packaging of the unit, as well as a royalty for the use of Nintendo’s name, propriety information and technology. These fees and charges are subject to adjustment by Nintendo in its discretion. Our agreements with Nintendo expire at various times in 2004, and we do not expect any difficulties in renewing those licenses. See “Risk Factors: If We are Unable to Obtain or Renew Licenses from Hardware Companies, We Will Not be Able to Release Software for Popular Systems.”

Acclaim and Microsoft have entered into an agreement pursuant to which we have a non-exclusive, non-transferable license to design, develop and distribute software for the Xbox system. Territories where Xbox software may be distributed by us are determined on a title-by-title basis by Microsoft when the concept of the applicable software title is approved by Microsoft. We pay Microsoft a royalty fee for each unit of finished products manufactured on our behalf by third-party manufacturers approved by Microsoft. Our agreement with Microsoft expires in 2004 and renews automatically for 1 year terms. We do not expect any difficulties in renewing that license. See “Risk Factors: If We are Unable to Obtain or Renew Licenses from Hardware Companies, We Will Not be Able to Release Software for Popular Systems.”

We do not have the right to directly manufacture any CDs, DVDs or cartridges that contain our software for Sony’s PlayStation or PlayStation 2, or Nintendo’s GameCube, Game Boy Color or Game Boy Advance systems. We do have the right to manufacture CDs or DVDs for the Xbox system through subcontractors pre-approved by Microsoft. See “Risk Factors: If We are Unable to Obtain or Renew Licenses from Hardware Companies, We Will Not be Able to Release Software for Popular Systems.”

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

Marketing and Advertising

The target consumers for our titles vary due to the specific content of the title and the title’s rating from the Entertainment Software Ratings Board. The primary audience for these titles is generally comprised of males aged twelve to thirty-five. For PC titles our target audience is primarily males aged fifteen to thirty-five.

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

Online, Broadband and Wireless Technologies

We think that there will be opportunities for further exploitation of our intellectual properties through the Internet, online services, hand held and other wireless devices and dedicated Internet online game services, as the hardware platform technology evolves and becomes more accepted. We are actively exploring the establishment of online game playing opportunities for the Internet and wireless services as (1) a method for realizing additional revenue from our products and (2) an additional platform for our products. We also plan to develop online components which will support online play for certain of our existing franchises, as well as for new software titles currently being developed for the next generation platforms. As an example, we released an online version of All-Star Baseball 2005, Worms 3D, and intend to release an online version of ATV Quad Power Racing 3 and Juiced for one or more of the game platforms. As wireless and online technologies evolve, we think that a number of our intellectual properties may have the potential to be exploited through these mediums.

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

Production, Sales and Distribution

Pursuant to our agreements with Nintendo and Sony, each platform manufactures the CDs or DVDs embodying the software we have developed for its system. Pursuant to our agreement with Nintendo, we are required to open a letter of credit simultaneously with the placing of a purchase order for the software. Game Boy Advance software is delivered to us approximately four to six weeks after order placement. Disc-based software for the three platforms is manufactured and then delivered to our warehouse within seven to twenty one days after we place the order with the manufacturer. The timing is dependant on seasonality and whether it is an initial order or a re-order. See “Risk Factors: If We Are Unable to Obtain or Renew Licenses from Hardware Companies, We Will Not be Able to Release Software for Popular Systems.”

We manufacture, through subcontractors, all of our software titles for personal computers. Orders for PC software are generally filled within ten to twenty-one days after order placement. Reorders for such software are generally filled within ten days.

We distribute our software by tailoring our distribution methods to each geographic market. In North America, our software is sold directly by our sales force, complemented by a regional sales representative organization which receive commissions based on the net sales of each product sold. We maintain an in-house sales management team to supervise the regional sales representatives. These sales representatives also act as sales representatives for some of our competitors. One of the sales representative organizations marketing our software is owned by James Scoroposki, an officer, director and principal stockholder of Acclaim. See Note 22B (Related Party Transactions) in the Notes to the Consolidated Financial Statements included herein.

We market our software domestically, primarily to mass merchants, large retail toy store chains, and specialty stores. Our key domestic retail customers include Wal-Mart, Toys R Us, Best Buy, Electronics Boutique, GameStop, Target and Circuit City. We also distribute products through the rental market primarily to Blockbuster, Movie Gallery and Hollywood Video. Our sales to Wal-Mart accounted for approximately 7%, 6%, 10%, and 12% of our gross revenue for the fiscal year ended March 31, 2004, seven months ended March 31, 2003, fiscal 2002 and 2001, respectively. Sales to Toys R Us accounted for approximately 4%, 8%, 9%, and 11% of our gross revenue for the twelve months ended March 31, 2004, seven months ended March 31, 2003, fiscal 2002, and 2001, respectively. Our customers do not have any commitments to purchase our software.

Internationally, we administer the sales, marketing, and distribution activities of our European subsidiaries through a central management division, Acclaim Europe, based in London. For sales in other markets, we appoint regional distributors.

We generally are not contractually obligated to accept returns except for defective products, however, we grant price concessions to our customers who primarily are major retailers that control market access to the consumer, when those concessions are necessary to maintain our relationships with the retailers and access to their retail channel customers. If the consumers’ demand for a specific title falls below expectations or significantly declines below previous rates of sell-through, then, we generally will provide a price concession or credit to spur further sales by retailers to maintain the relationship. In circumstances when a price concession cannot be agreed upon, we generally will accept a product return. As the market for each generation of game consoles matures and as more titles become available, the risk of product price concessions and returns increases.

We establish sales allowances at the time we record revenue for expected product price concessions and returns based primarily on (1) market acceptance of our products, (2) level of retail inventories, (3) seasonal factors, and (4) historical price concession and return rates. Management continually monitors and adjusts these allowances to take into account actual developments and sales results in the marketplace. There can be no assurance that actual price concessions will not exceed our established allowances and reserves. See “Risk Factors: If Price Concessions and Returns Exceed Allowances, We May Incur Losses” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Revenue”.

Our warranty policy is to provide the original purchaser with replacement or repair of defective software for a period of ninety days after sale. To date, we have not experienced significant warranty claims.

Intellectual Property Licenses

Some of our software titles are based upon brands or franchises that we have licensed from third parties, such as Major League Baseball, the National Basketball Association and their respective players’ associations and Disney Interactive. See Recent Developments. Typically, we are obligated to make certain non-refundable advance payments against royalties that may become due from the sales of the games, which embody such licensed rights. We can recoup these advance payments against royalty payments otherwise due in connection with future software sales. License agreements relating to these rights generally extend for a term of two to three years. These agreements are terminable upon the occurrence of a number of factors, including our material breach of the agreement, failure to pay amounts due to the licensor in a timely manner, bankruptcy or insolvency.

Some of these licenses are limited to specific territories and/or specific game platforms. Each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with other products and, in some cases, software for other game platforms. From time to time, licenses may not be renewed or may be terminated. See “Risk Factors: Inability to Procure Commercially Valuable Intellectual Property Licenses May Prevent Product Releases or Result in Reduced Product Sales”.

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

Competition

The interactive entertainment software business is highly competitive. It is characterized by the continuous introduction of new titles and the development of new technologies. Our competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than ours. The availability of significant financial resources has become a major competitive factor in the interactive entertainment software industry, primarily as a result of the costs associated with the development and marketing of game software. See “Risk Factors: Competition for Market Acceptance and Retail Shelf Space, Pricing Competition, and Competition With the Hardware Manufacturers Affects Our Revenue and Profitability”.

We compete with Sony, Microsoft and Nintendo, which each publish software for their respective hardware platforms. We also compete with numerous companies which are, like us, licensed by the platform manufacturers to develop software products for use on their systems. These competitors include Activision, Capcom, Eidos, Electronic Arts, Atari, Konami, Lucas Arts, Midway, Namco, Sega, Take-Two Interactive, THQ and Ubi Soft, among others. We also face additional competition from the entry of new companies, including large diversified entertainment companies such as Disney Interactive and Fox Interactive, into our market.

Data derived from the Toy Retail Sales Tracking Service (“TRSTS”) indicates that, for calendar 2003, our market share of software sold for PlayStation 2 was 1.6%, for Xbox was 1.9%, for GameCube was 2.2% and for PCs was 0.8%. For calendar 2002, our market share of software sold for PlayStation 2 was 3.1%, for Xbox was 2.6%, for GameCube was 4.4% and for Game Boy Advance was 1.6%. The market for software for PCs is fragmented and we have a small share of that market.

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

We rely upon our product quality, marketing and sales abilities, proprietary technology and product development capability, the depth of our worldwide retail distribution channels and management experience to compete in the interactive entertainment industry. See “Risk Factors: Competition for Market Acceptance and Retail Shelf Space, Pricing Competition, and Competition With the Hardware Manufacturers, Affects Our Revenue and Profitability.”

Comic Book and Other Publishing

Our subsidiary, Acclaim Comics, publishes strategy guides relating to our software products and “special issue” comic books. We have not derived significant revenue and profit from the sale of Acclaim Comics’

products. Although we intend to continue releasing software for multiple platforms based on characters licensed or created by Acclaim Comics, as well as strategy guides relating to our software and, at times, “special issue” comic books, as a result of our exiting the comic book publishing business in fiscal 2000, future revenue derived by Acclaim Comics will primarily depend on: (1) the licensing and merchandising of certain characters in interactive entertainment and other media, such as motion pictures or television, (2) the use of those characters in our software, and (3) the publication and sale of software strategy guides and “special issue” comic books.

Seasonality

Our business is highly seasonal. We typically experience our highest revenue and profit in the calendar year-end holiday season, our third fiscal quarter, and a seasonal low in revenue and profits in our first fiscal quarter.

Employees

On March 31, 2004 we had 585 employees. We believe that our relationship with our employees is good. None of our employees are subject to a collective bargaining agreement, and we have not experienced any labor-related work stoppages.

Financial Information about Foreign and Domestic Operations and Export Sales

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 23 (Segment Information) of the Notes to the Consolidated Financial Statements included herein.

Directors and Executive Officers

The following table sets forth information regarding our Board of Directors and executive officers:

Name	Position	Age
Gregory E. Fischbach	Co-Chairman of the Board	62
James Scoroposki	Co-Chairman of the Board, Senior Executive Vice President, Secretary and Treasurer	55
Rodney Cousens	Global President and Chief Executive Officer	53
Kenneth L. Coleman	Director	61
Bernard Fischbach	Director	58
Michael Tannen	Director	63
Robert Groman	Director	61
James Scibelli	Director	53
Gerard F. Agoglia	Executive Vice President and Chief Financial Officer	53

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

Rodney Cousens was appointed our President and Chief Executive Officer in May of 2003. Prior to that time, Mr. Cousens has held positions within the Company of Chief Operating Officer and President of the Company since January of 2003, President and Chief Operating Officer—International of Acclaim Europe, since October 1996. Additionally, from June 1994 to October 1996, Mr. Cousens held the position of President of Acclaim Europe, and from March 1991 to June 1994, Mr. Cousens held the position of Vice President of Acclaim Europe. Mr. Cousens first became an executive officer of the Company in August 1998.

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

Michael Tannen has been a member of our Board of Directors since 1989 and has, for more than the preceding five years been the Managing Partner of Tannen Media Investment Fund LLC, an investment company specializing in early stage investments in media, entertainment and telecommunications companies. Acting on his own and through Tannen Media Ventures, Inc., a media investment company, he has been a business advisor, consultant and producer representing various media companies.

Gerard F. Agoglia became an executive officer of Acclaim in August 2000, when he joined Acclaim as Executive Vice President and Chief Financial Officer. Formerly, Mr. Agoglia was Senior Vice President, Chief Financial Officer of Lantis Eyewear Corporation, responsible for strategic initiatives including several successful acquisitions. Prior to such time, Mr. Agoglia served as Corporate Controller of Calvin Klein, Inc. Mr. Agoglia has over 20 years of corporate financial management experience in the apparel and accessories industries. Mr. Agoglia is a Certified Public Accountant and has a Masters of Business Administration degree.

FACTORS AFFECTING FUTURE PERFORMANCE

Our future operating results depend upon many factors and are subject to various risks and uncertainties. The known material risks and uncertainties which may cause our operating results to vary from anticipated results or which may negatively affect our operating results and profitability are as follows:

Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Depends on Our Ability to Timely Transition Our Credit Facility.

Our short-term liquidity has been supplemented with borrowings under our North American and International credit facilities with GMAC, our primary lender. As of March 31, 2004, GMAC had advanced to us a supplemental discretionary loan of $2.0 million which we repaid in full as of April 8, 2004. As of March 31, 2004, we received waivers from GMAC with respect to those financial covenants contained in the credit agreement for which we were not in compliance.

On May 4, 2004, GMAC and we amended our North American credit agreement to allow for a supplemental discretionary loan of $3.0 million and the termination of the North American and International credit agreements on June 20, 2004. On June 18, 2004, we entered into an Extension Agreement with GMAC which amended the Waiver and Amendment agreement signed by us and GMAC on May 4, 2004. Under the Extension Agreement, GMAC has agreed to extend the date upon which our banking agreement with GMAC will terminate, from June 20, 2004 to August 4, 2004. Additionally, on May 4, 2004, we entered into a letter of intent with a proposed new lender, for a $30.0 million asset-based credit facility, with an equity component, to replace the credit agreement with GMAC. We are currently working with the proposed new lender in order to implement timely the new credit facility which is subject to the execution of definitive documentation by both parties; however, there is no assurance that the new credit facility or any other facility will be consummated. Failure to obtain a new facility would materially adversely affect our operations and liquidity and we could be forced to cease operations or seek bankruptcy protection.

Our Ability to Maintain Necessary Liquidity Rests in Part on Our Ability to Achieve Our Projected Revenue Levels, Continue to Derive Benefit from Reduced Operating Expenses, and to Sustain Cooperation from Key Suppliers and Vendors.

During fiscal 2003, to enhance our short-term liquidity, we implemented targeted expense reductions through a business restructuring. In connection with the restructuring, we reduced our fixed and variable expenses, closed our Salt Lake City, Utah software development studio, redeployed various company assets, eliminated certain marginal software titles under development, reduced our staff and staff related expenses and lowered our overall marketing expenditures.

In February 2004, we completed the sale of our 9% senior convertible subordinated notes from which we raised gross proceeds of $15 million. In September and October 2003, we completed the sale of our 16% convertible subordinated notes, resulting in gross proceeds of $11.9 million. As of June 22, 2004, investors holding $5.5 million of the 16% convertible subordinated notes had converted their notes into 9.6 million shares of our common stock. As of June 29, 2004, we were in default on our 16% convertible notes with respect to interest payments and late registration payments due under the notes. We are in continued discussions with the holders of the convertible notes and believe that we will be successful in obtaining a waiver of those defaults; however, there can be no assurance that we will be successful in obtaining these waivers.

Our future liquidity will significantly depend in whole or in part on our ability to (1) timely replace by August 4, 2004 the credit facility with a new lender, (2) timely develop and market new software products that meet or exceed our operating plans, (3) continue to realize long-term benefits from our implemented expense reductions, (4) resolve or obtain waivers for any defaults under our convertible note agreements and (5) continue to receive the support of certain key suppliers and vendors. If we do not timely implement the new credit facility, substantially achieve our overall projected revenue levels as reflected in our business operating plan, continue to realize additional benefits from the expense reductions we have already implemented and continue to receive the support of key suppliers and vendors, we will need to make further significant expense reductions, including, without limitation, the sale of assets or the consolidation or closing of certain operations, additional staff reductions, and/or the delay, cancellation or reduction of certain product development and marketing programs. Additionally, some of these measures may require third party consents or approvals from our primary lender or future lenders and others, and there can be no assurance those consents or approvals will be obtained.

If these measures are not attained, we cannot assure our stockholders that our future operating cash flows will be sufficient to meet our operating requirements and debt service requirements. If any of the preceding events were to occur, our operations and liquidity would be materially and adversely affected and we could be forced to cease operations. See “If Cash Flows from Operations Are Not Sufficient to Meet Our Operational Needs, We May Be Forced To Sell Assets, Refinance Debt, Raise Additional Financing from Outside Investors or Further Downsize or Cease Our Operations”, and “Industry Trends, Platform Transitions and Technological Change May Adversely Affect Our Revenue and Profitability.”

Going Concern Consideration

Our independent auditors’ report for our fiscal 2004 financial statements, prepared by KPMG LLP, includes an explanatory paragraph relating to substantial doubt as to the ability of Acclaim to continue as a going concern, due to working capital and stockholders’ deficits as of March 31, 2004 and the recurring use of cash in operating activities. The fiscal 2004 financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the fiscal year ended March 31, 2004 we had a net loss of $56.4 million and used $26.0 million of cash in operating activities. As of March 31, 2004, we had a stockholders’ deficit of $98.0 million, a working capital deficit of $110.9 million and $1.1 million of cash and cash equivalents. Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Our working capital and stockholders’ deficits as of March 31, 2004 and the recurring use of cash in operating activities raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If Cash Flows from Operations Are Not Sufficient to Meet Our Operational Needs, We May Be Forced To Sell Assets, Refinance Debt, Raise Additional Financing from Outside Investors or Further Downsize or Cease Our Operations

During fiscal 2003, we implemented certain expense reduction initiatives that began to reduce our operating expenses during fiscal 2003 and which continued to reduce our expenses in fiscal 2004. Our operating plan for fiscal 2005 focuses on (1) maintaining our lower rate of fixed and variable expenses worldwide, (2) continuing to limit and eliminate non-essential expenses and (3) maintaining our reduced employee related expenses. Although we believe the actions we are taking will contribute to returning our operations to profitability, we cannot assure our stockholders and investors that we will achieve the net revenues, net earnings and cash flow from operations necessary to achieve sufficient liquidity and avoid further expense reduction actions such as selling assets or consolidating operations, further reducing staff, refinancing debt and/or otherwise further restructuring or ceasing our operations. See “Industry Trends, Platform Transitions and Technological Change May Adversely Affect Our Revenue and Profitability”.

A Violation of our Financing Agreements Could Result in GMAC or our Subsequent Lender Declaring a Default and Seeking Remedies

If we fail to comply with the financial or other covenants contained in our Waiver and Extension agreement with GMAC, we will be in default under the credit agreement. If we fail to replace GMAC with another lender by August 4, 2004 or if we are not in compliance or if a default occurs under the credit agreement and is not timely cured by us or waived by GMAC, then GMAC could stop advancing funds to us and seek remedies against us, including: (1) penalty rates of interest; (2) immediate repayment of our outstanding debt; and/or (3) the foreclosure on any assets securing our debt. Pursuant to the terms of the credit agreement, we are required to maintain specified levels of working capital and tangible net worth, among other requirements. As of March 31, 2004, we received waivers from GMAC with respect to those financial covenants contained in the credit agreement for which we were not in compliance. If waivers are necessary in the future, we cannot be assured that we will be able to obtain waivers of any future covenant violations, as we have in the past. If Acclaim is liquidated or reorganized, after payment to the creditors, there are likely to be insufficient assets remaining for any distribution to our stockholders.

If We are Unable to Obtain or Renew Licenses from Hardware Companies, We Will Not be Able to Release Software for Popular Systems

We are substantially dependent on each hardware company (especially Microsoft and Sony) (1) as the sole licensor of the specifications needed to develop software for its game system; (2) as the manufacturer of the software developed by us for its game systems; (3) to protect the intellectual property rights to their game consoles and technology; and (4) to discourage unauthorized persons from producing software for its game systems.

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

Inability to Procure Commercially Valuable Intellectual Property Licenses May Prevent Product Releases or Result in Reduced Product Sales

Our titles often embody trademarks, trade names, logos, or copyrights licensed by third parties, such as the National Basketball Association, Major League Baseball and their respective players’ associations, and/or individual athletes or celebrities. See Recent Developments for a description of several pending disputes with licensors. The loss of one or more of these licenses would prevent us from releasing a title and limit our economic success. Furthermore, some of our competitors have significantly greater resources than we do and, thus, are better positioned to secure intellectual property licenses. We cannot assure stockholders that our licenses will be extended on reasonable terms or at all, or that we will be successful in acquiring or renewing licenses to property rights with significant commercial value.

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

If our common stock was to be delisted from trading on the Nasdaq SmallCap Market, trading, if any, in our common stock may continue to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market. Delisting of the common stock would result in, among other things, limited release of the market price of the common stock and limited company news coverage and could restrict investors’ interest in the common stock as well as materially adversely affect the trading market and prices for the common stock and our ability to issue additional securities or to secure additional financing. In addition, the delisting of our common stock would raise the interest rate on our 9% Senior Subordinated Convertible Notes to 13% from 9%.

Revenue and Liquidity are Dependent on Timely Introduction of New Titles

The timely shipment of a new title depends on various factors, including the development process, debugging, approval by hardware licensors and approval by third-party licensors. It is likely that some of our titles will not be released in accordance with our operating plans. Because net revenue associated with the initial shipments of a new product generally constitute a high percentage of the total net revenue associated with the life of a product, a significant delay in the introduction of one or more new titles would negatively affect or limit sales and would have a negative impact on our financial condition, liquidity and results of operations. We cannot assure stockholders that our new titles will be released in a timely fashion in accordance with our business plan for fiscal 2005.

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

We Depend On A Relatively Small Number of Franchises For A Significant Portion Of Our Revenue And Profits

A significant portion of our revenue is derived from products based on a relatively small number of franchises each year. In addition, many of these products have substantial production or acquisition costs and marketing budgets. In fiscal 2004, approximately 47% of our gross revenue was derived from five software product franchises. In fiscal 2003, approximately 55% of our gross revenue was derived from five software product franchises. We expect that a limited number of popular brands will continue to produce a disproportionately large amount of our revenue. Due to this dependence on a limited number of brands, the failure of one or more products based on these brands to achieve anticipated results may significantly harm our business and financial results. For example, during the fourth quarter of fiscal 2002, our failure to achieve our projected revenue from two titles, Turok: Evolution and Aggressive Inline, due to lower than anticipated consumer acceptance of the products, resulted in a net loss for the fourth quarter and fiscal year 2002 and continued to contribute to losses during fiscal 2003.

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

When new platforms are announced or introduced into the market, consumers typically reduce their purchases of software products for the current platforms, in anticipation of new platforms becoming available. During these periods, sales of our software products can be expected to slow down or even decline until the new platforms have been introduced and have achieved wide consumer acceptance. Each of the three current principal hardware producers launched a new platform in 2000 to 2002. Sony made the first shipments of its PlayStation 2 console system in North America and Europe in the fourth quarter of calendar year 2000. Microsoft made the first shipments of its Xbox console system in North America in November 2001 and in Europe and Japan in the first quarter of calendar 2002. Nintendo made the first shipments of its Nintendo GameCube console system in North America in November 2001 and in Europe in May 2002. Additionally, in June 2001, Nintendo launched its Game Boy Advance hand held device. On occasion the video and computer games industry is affected, in both favorable and unfavorable ways, by a competitor’s entry into, or exit from, the hardware or software sectors of the industry. For example, in early 2001, Sega exited the hardware business, ceased distribution and sales of its Dreamcast console and redeployed its resources to develop software for multiple consoles. Additionally, the entry of Microsoft in November 2001 into the video game console market with the Xbox has benefited us and other video game publishers by expanding the total size of the market for video games. The effects of this type of entry or exit can be significant and difficult to anticipate.

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

Profitability is Affected by Research and Development Expenditure Fluctuations Due to Platform Transitions and Development for Multiple Platforms

While our cash outlays for product development for the fiscal year ended March 31, 2004 were lower than the twelve months ended March 31, 2003, our product development cash outlays may increase in the future as a result of the higher costs associated with releasing more games across multiple platforms and commencing development of software for the anticipated new hardware platforms, among other reasons. We anticipate that our profitability will continue to be impacted by the levels of research and development expenditures relative to revenue and by fluctuations relating to the timing of development in anticipation of future platforms.

During fiscal 2004, we focused our development efforts and costs on the development of tools and engines necessary for PlayStation 2, Xbox, GameCube and PC’s. The release schedule for fiscal 2005 continues to primarily support the PlayStation 2 and Xbox consoles and on a more limited basis the GameCube and Game Boy Advance platforms as well as PC. Additionally, we will be required to expend significant funds to develop tools and engines to enable us to develop software titles for the new hardware platforms expected to be introduced in calendar years 2005 and 2006. If we do not have sufficient cash to develop quality tools and engines for the new platforms, our operations and financial results would be negatively affected.

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

As noted above, when the consumer market acceptance of a software title decreases, resulting in lower retail sell-through, the potential for price concessions and returns for those titles increases. In the fourth quarter of fiscal 2002, we released the software titles Turok: Evolution and Aggressive Inline, which we anticipated would be significant revenue drivers and valuable additions to our product catalog. The market reception to these titles, as evidenced by the retail sell-through rates to consumers in the first quarter of fiscal 2003 and beyond, fell substantially below our revenue expectations. As a result of the retail sell-through, significant quantities of these products remained in the retail channel. Accordingly, we provided our retail customers with price concessions for these products more rapidly after the initial release date than was our historical practice and, in the fourth quarter of fiscal 2002, recorded a $17.9 million provision for price concessions and returns on these products that exceeded historical allowance rates and that we believed would have resulted in additional sell-through to our retailers’ customers through the 2002 holiday season.

During fiscal 2003, while the price concessions we previously offered our retail customers did increase the retail sell-through rate, the rate of reduction of retail channel inventory did not attain the level we had originally estimated. Consequently, we experienced significantly more returns of these two products from our retail customers than we originally had estimated. Additionally, the market for GameCube products softened after the 2002 holiday season, which required us to provide price concessions on certain of our products for that platform to lower prices than we originally estimated at that stage in the platform life cycle. Finally, the actual sell-through rates of Legends of Wrestling and BMX were less than the projected retail sell-through rates we had used in our previous estimates of allowances, which were based on historical experience and actual sell-through rates for those products through August 31, 2002. As a result of these unanticipated events, we provided our retail customers additional price concessions. The resulting $14.4 million increase to the provision for price concessions and returns negatively impacted net revenues, gross profit and net income for fiscal 2003.

Our allowances for price concession and returns were $20.2 million as of March 31, 2004 and $48.3 million as of March 31, 2003. Please see Note 1F (Business and Significant Accounting Policies: Net Revenue) of the Notes to the Consolidated Financial Statements included herein.

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

Competition in the video and computer games industry is based primarily upon:

•	availability of significant financial resources;

•	the quality of titles;

•	reviews received for a title from independent reviewers who publish reviews in magazines, websites,
•	newspapers and other industry publications;

•	publisher’s access to retail shelf space;

•	the success of the game console for which the title is written;

•	the price of each title; and

•	the number of titles then available for the system for which each title is published.

We compete primarily with other publishers of personal computer and video game console interactive entertainment software. Significant third party software competitors currently include, among others: Activision; Capcom; Eidos; Electronic Arts; Atari; Konami; Namco; Midway Games; Sammy; Take-Two; THQ; and Vivendi Universal Publishing. In addition, integrated video game console hardware and software companies such as Sony, Nintendo and Microsoft compete directly with us in the development of software titles for their respective systems. The hardware developers have a price, marketing and distribution advantage with respect to software marketed by them.

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

Shares Eligible for Future Sale

As of June 19, 2004, we had 129,573,500 shares of common stock issued and outstanding, (including 4,000,000 shares of our common stock issued in equal amounts to our co-chairmen, which shares are being held by us pending stockholder approval of the issuance and which our co-chairmen have no current right to vote, pledge, sell or otherwise hypothecate), of which 17,278,975 are “restricted” securities within the meaning of Rule 144 under the Securities Act. Generally, under Rule 144, a person who has held restricted shares for one year may sell such shares, subject to certain volume limitations and other restrictions, without registration under the Securities Act.

As of June 19, 2004, 74,138,105 shares of common stock are covered by effective registration statements under the Securities Act for resale on a delayed or continuous basis by certain of our security holders.

As of March 31, 2004, a total of 20,538,143 shares of common stock are issuable upon the exercise of warrants to purchase our common stock.

We have also registered on Form S-8 a total of 24,236,000 shares of common stock (issuable upon the exercise of options) under our 1988 Stock Option Plan and our 1998 Stock Incentive Plan, and a total of 2,448,425 shares of common stock under our 1995 Restricted Stock Plan. As of March 31, 2004, options to purchase a total of 12,693,184 shares of common stock were outstanding under the 1988 Stock Option Plan and the 1998 Stock Incentive Plan, of which 9,552,951 were exercisable.

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

Our corporate headquarters is located in a 70,000 square foot office building in Glen Cove, New York, which we purchased in fiscal 1994. We also lease a 22,000 square foot facility and a separate 5,000 square foot facility, both in the U.K., where our international operations are headquartered. Please see Note 15 (Debt) and Note 16 (Obligations under Capital and Operating Leases) of the Notes to the Consolidated Financial Statements included herein.

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

In 2003, fourteen class action complaints asserting violations of federal securities laws were filed against the Company and certain of its officers and/or directors. By order dated July 3, 2003, the Court consolidated all fourteen actions into one action entitled In re Acclaim Entertainment, Inc. Securities Litigation, Master File

No. 2, 03-CV-1270 (E.D.N.Y.) (JS) (ETB), and appointed class members Penn Capital Management, Robert L. Mannard and Steve Russo as lead plaintiffs, and also approved lead plaintiffs’ selection of counsel. Plaintiffs served a Consolidated Amended Complaint (the “Consolidated Complaint”) on or about September 1, 2003. The defendants in the consolidated action are the Company, Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard F. Agoglia. The Consolidated Complaint alleges a class period from October 14, 1999 through January 13, 2003. The Consolidated Complaint alleges that the Company engaged in a variety of wrongful practices which rendered statements made by the Company and its financial statements to be false and misleading. Among other purported wrongful practices, the Consolidated Complaint alleges that Acclaim engaged in “channel stuffing,” a practice by which Acclaim allegedly delivered excess inventory to its distributors to meet or exceed analysts’ earnings expectations and inflate its sales results; entered into “conditional sales agreements” whereby Acclaim’s customers allegedly were induced to accept delivery of Acclaim products prior to a quarter-end reporting period on the condition that Acclaim would accept the return of any unsold product after the quarter-end, and that Acclaim falsified sales reports and manipulated the timing and recognition of price concessions and discounts granted to its retail customers. The Consolidated Complaint further alleges that Acclaim engaged in improper accounting practices, including the improper recognition of sales revenue; manipulation of reserves associated with concessions, chargebacks and/or sales discounts granted to customers; and the improper reporting of software development costs. The Consolidated Complaint alleges that as a result of these practices defendants violated § 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and that the individual defendants violated § 20(a) of the 1934 Act. The Consolidated Complaint seeks compensatory damages in an unspecified amount. On December 3, 2003 the Company moved to dismiss the Consolidated Complaint. Plaintiffs opposed the motion to dismiss on January 20, 2004, and the Company submitted its reply papers on February 20, 2004. The court denied the motion. A scheduling conference has been scheduled for August 9, 2004. We are defending this action vigorously and are not in a position to determine the impact on the financial statements, if any, or the ultimate resolution of this matter.

In April and May 2004, we received notification from Battleborne Entertainment, Inc. (“Battleborne”) that due to various contractual disputes between us and Battleborne regarding the development agreement entered into between us and Battleborne relating to the development of the videogame entitled Combat Elite: WWII Paratroopers, they were terminating the development agreement. We disagree with their interpretations of the development agreement and demanded that Battleborne fulfill its contractual obligations under the development agreement. In June 2004, Battleborne brought an action in New York state supreme court, Nassau County, seeking a temporary restraining order enjoining the release of the title until the contractual disputes have been resolved. The temporary restraining order was granted and we opposed the matter. The matter was scheduled by the court for expedited discovery by both sides. We are also in continued discussions with Battleborne in an effort to resolve this matter amicably.

In June 2004, we received notification from Classic Media, Inc. (“Classic”), the licensor of the intellectual property Turok, that due to failure to make certain royalty payments relating to the videogame title Turok: Evolution that our license agreement with Classic was terminated. We have been and continue to be in discussions with Classic in an effort to resolve this matter amicably.

We are also party to numerous litigations regarding, among other things, the failure to make payments, including licensor royalty payments, when due. Most of these litigations arose in the ordinary course of our business; the resolution of which, individually we believe, will not have a material adverse effect on our consolidated financial position or results of operations; however, if a significant number of these matters were not resolved in our favor, they could have a material adverse effect on our consolidated financial position or results of operations. In addition, if matters relating to the failure to pay licensor royalties when due are not ultimately determined in our favor or settled, then we will lose the use of those licenses.

Item	4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item	5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Price

Our common stock was traded on The Nasdaq National Market until July 31, 2000 when it was delisted and transferred to the Nasdaq Small Cap Market. Our trading symbol remains unchanged as AKLM. As of June 14, 2004, the closing sale price of our common stock was $0.35 per share. As of this date, there were approximately 1,712 holders of record of our common stock.

Summarized below is the range of high and low sales prices for our common stock for each of the periods indicated:

	Price
	High	Low
Fiscal Year 2004
First Quarter	$1.11	$0.37
Second Quarter	1.10	0.41
Third Quarter	0.94	0.57
Fourth Quarter	0.89	0.54
Fiscal Year 2003
September 30, 2002 through December 29, 2002	$1.49	$0.60
December 30, 2002 through March 31, 2003	0.90	0.37
Fiscal Year 2002
First Quarter	$6.25	$2.08
Second Quarter	5.84	3.25
Third Quarter	5.90	4.00
Fourth Quarter	5.27	1.47
Fiscal Year 2001
First Quarter	$2.47	$0.84
Second Quarter	2.03	0.31
Third Quarter	4.00	0.72
Fourth Quarter	5.50	3.30

As of June 19, 2004, we had 129,573,500 shares of common stock issued and outstanding (including 4,000,000 shares of our common stock issued in equal amounts to our co-chairmen, which our co-chairmen have no current right to vote, pledge, sell or otherwise hypothecate), of which 17,278,975 are “restricted” securities within the meaning of Rule 144 under the Securities Act. Generally, under Rule 144, a person who has held restricted shares for one year may sell such shares, subject to certain volume limitations and other restrictions, without registration under the Securities Act.

As of June 19, 2004, 74,138,105 shares of common stock are covered by effective registration statements under the securities Act for resale on a delayed or continuous basis by certain of our security holders.

As of March 31, 2004, a total of 20,538,143 shares of common stock are issuable upon the exercise of warrants to purchase our common stock.

We have also registered on Form S-8 a total of 24,236,000 shares of common stock (issuable upon the exercise of options) under our 1988 Stock Option Plan and our 1998 Stock Incentive Plan, and a total of 2,448,425 shares of common stock under our 1995 Restricted Stock Plan. As of March 31, 2004, options to purchase a total of 12,693,184 shares of common stock were outstanding under the 1988 Stock Option Plan and the 1998 Stock Incentive Plan, of which 9,552,951 were exercisable.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and have no present intention to declare or pay cash dividends on our common stock in the foreseeable future. We are subject to various financial covenants with our primary lender that could limit our ability and/or prohibit us to pay dividends in the future and the terms of our 9% Notes preclude the payment of cash dividends. Please see discussion regarding our primary lender under “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. and Note 15 (Debt) of the Notes to the Consolidated Financial Statements included herein. We intend to retain earnings, if any, which we may realize in the foreseeable future to finance our operations.

Equity Instruments

Summarized below are our equity compensation plans as of March 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants(a)	Weighted-Average exercise price of outstanding options and warrants(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by stockholders	12,693,184	$3.21	15,213,386
Equity compensation plans not approved by stockholders	20,538,143	$0.59	—

Total	33,231,327	$1.59	15,213,386

Item	6. Selected Financial Data.

You should read the tables below together with the Consolidated Financial Statements and the related notes, which are included in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included in Item 7 of this Annual Report on Form 10-K.

	(In thousands, except per share data)
	Twelve Months Ended		Seven Months Ended			Fiscal Years Ended
	March 31, 2004	March 31, 2003	March 31, 2003	March 31, 2002	August 31, 2002	August 31, 2001	August 31, 2000	August 31, 1999

		(Unaudited)		(Unaudited)		(Restated)*
Net revenue	$142,679	$210,090	$101,589	$160,188	$268,688	$188,068	$188,626	$430,974
Cost of revenue	78,598	132,001	76,507	62,891	118,386	62,023	105,396	200,980

Gross profit	64,081	78,089	25,082	97,297	150,302	126,045	83,230	229,994

Operating expenses
Marketing and selling	32,183	59,941	32,295	30,132	57,892	31,631	71,632	72,245
General and administrative	37,308	42,798	24,470	25,165	43,374	40,269	56,378	64,322
Research and development	38,129	46,393	25,392	23,133	44,139	39,860	57,410	50,452
Stock-based compensation	1,140	79	79	—	—	—	—	—
Restructuring charges	514	4,824	4,824	—	—	—	—	—
Impairment on building held for sale	—	2,146	2,146	—	—	—	—	—
Litigation recovery	—	—	—	—	—	—	—	(1,753)
Goodwill writedown	—	—	—	—	—	—	17,870	—

Total operating expenses	109,274	156,181	89,206	78,430	145,405	111,760	203,290	185,266

(Loss) earnings from operations	(45,193)	(78,092)	(64,124)	18,867	4,897	14,285	(120,060)	44,728

Other income (expense)
Interest expense, net	(5,420)	(4,964)	(3,317)	(4,119)	(5,765)	(10,172)	(7,691)	(6,344)
Non-cash financing expense	(3,330)	(1,078)	(756)	(1,182)	(1,504)	(350)	—	—
(Loss) gain on early retirement of debt	—	—	—	(1,221)	(1,221)	2,795	—	—
Other (expense) income	(2,446)	(616)	201	(843)	(1,660)	1,699	(3,902)	646

Total other expense	(11,196)	(6,658)	(3,872)	(7,365)	(10,150)	(6,028)	(11,593)	(5,698)

(Loss) earnings before income taxes	(56,389)	(84,750)	(67,996)	11,502	(5,253)	8,257	(131,653)	39,030
Income tax provision (benefit)	19	33	(191)	(944)	(720)	(106)	91	2,972

Net (loss) earnings	$(56,408)	$(84,783)	$(67,805)	$12,446	$(4,533)	$8,363	$(131,744)	$36,058

Net (loss) earnings per share data:
Basic	$(0.53)	$(0.92)	$(0.73)	$0.15	$(0.05)	$0.14	$(2.36)	$0.66

Diluted	$(0.53)	$(0.92)	$(0.73)	$0.14	$(0.05)	$0.13	$(2.36)	$0.57

	March 31, 2004	March 31, 2003	August 31, 2002	August 31, 2001	August 31, 2000	August 31, 1999
		(Restated)	(Restated)	(Restated)
Consolidated Balance Sheet Data:
Working capital (deficiency)	$(110,941)	$(72,426)	$(16,217)	$(48,343)	$(76,769)	$29,391
Total assets	47,338	79,937	182,895	115,630	93,093	271,248
Short-term debt	41,119	44,899	64,008	54,153	30,108	27,652
Long-term debt	240	632	4,737	14,473	55,847	51,732
Stockholders’ (deficit) equity	(97,983)	(55,088)	10,425	(29,285)	(93,980)	31,359

*	Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 2 (Restatement) of the Notes to the Consolidated Financial Statements included herein.

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In January 2003, our Board of Directors approved a plan to change our fiscal year end from August 31 to March 31. The accompanying consolidated financial statements include our results of operations for the audited fiscal year ended March 31, 2004, the seven-month transition fiscal year ended March 31, 2003, the comparative unaudited results of operations for the seven months ended March 31, 2002 and the audited results of operations for the fiscal year ended August 31, 2002 and 2001 (restated). Our quarterly closing dates occur on the Sunday closest to the last day of the calendar quarter, which encompasses the following quarter ending dates for fiscal 2005.

Quarter	Quarter End Date
First	June 27, 2004
Second	September 26, 2004
Third	December 26, 2004
Fourth	March 31, 2005

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

Since our inception, we have developed products for each generation of major gaming platforms, including IBM® Windows-based personal computers and compatibles, 16-bit Sega™ Genesis™ video game system, 16-bit Super Nintendo Entertainment System®, 32-bit Nintendo Game Boy®, Game Boy® Advance and Game Boy® Color, 32-bit Sony PlayStation®, 64-bit Nintendo® 64, Sega Dreamcast, 128-bit Sony PlayStation® 2, 128-bit Microsoft Xbox™, and 128-bit Nintendo™ GameCube. We also initially developed software for the 8-bit Nintendo Entertainment System and the 8-bit Sega Master System.

Substantially all of our revenue is derived from one industry segment, the development, publication, marketing and distribution of interactive entertainment software. For information regarding our foreign and domestic operations, see Note 23 (Segment Information) of the Notes to the Consolidated Financial Statements included herein.

Restatement

We have restated our previously issued consolidated financial statements for the quarters ended June 2, 2001 and August 31, 2001 and the fiscal year ended August 31, 2001, balance sheets as of each quarter and fiscal year end from December 2, 2001 through December 28, 2003, statement of operations for the quarters ended June 2, 2002 and August 31, 2002 and statement of cash flows for the fiscal year ended August 31, 2002 and all the quarters within fiscal 2002. The restatement resulted from an accounting error in March 2001, when we entered into a $9.5 million bank participation agreement with our primary lender (See Note 15F of the Notes to the Consolidated Financial Statements as of and for the fiscal year ended March 31, 2004 included herein), and recorded the advance balance incorrectly. The error resulted in an understatement of debt and an overstatement of net earnings in fiscal 2001 by $9.5 million. The correction of the error resulted in a reduction of bonuses for fiscal 2001 that were based on pre-tax income by $0.6 million, which were repaid to us in June 2004. The restatement also resulted from the correction of adjustments for reconciling items related to bank advances aggregating $0.4 million that were recorded in the fourth quarter of fiscal 2002 that should have been recorded in the third quarter of fiscal 2002. Please see Note 2 (Restatement) of the Notes to the Consolidated Financial Statements included herein.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate the estimates to determine their accuracy and make adjustments when we deem it necessary. Note 1 (Business and Significant Accounting Policies) of the notes to the audited consolidated financial statements as of and for the fiscal year ended March 31, 2004 included herein, describes the significant accounting policies and methods we use in the preparation of our consolidated financial statements. We use estimates for, but not limited to, accounting for the allowance for price concessions and returns, the valuation of inventory, the recoverability of advance royalty payments and the amortization of capitalized software development costs. We base estimates on our historical experience and on various other assumptions that we believe are relevant under the circumstances, the results from which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Our critical accounting policies include the following:

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

The timing of when we recognize revenue generally differs for our retail customers and distributor customers. For retail customers, we recognize software product revenue when title transfers to the retail customers. Because we generally do not provide extended payment terms and our revenue arrangements with retail customers do not include multiple deliverables such as upgrades, post-contract customer support or other elements, our selling price for software products is fixed and determinable when titles are shipped to our retail customers. We generally deem collectibility probable at the time titles are shipped to retail customers because the majority of these sales are to major retailers that possess significant economic substance, the arrangements consist of payment terms of 60 days, and the customers’ obligation to pay is generally not contingent on resale of the product in the retail channel. For distributor customers, collectibility is deemed probable and we recognize revenue on the earlier to occur of when the distributor pays the invoice or when the distributor provides persuasive evidence that the product has been resold, assuming all other revenue recognition criteria have been met. For product shipped on consignment, we recognize revenue when the customer provides persuasive evidence that the product has been resold.

Allowances for Price Concessions and Returns

We are generally not contractually obligated and generally do not accept returns, except for defective product. However, we grant price concessions to our customers who primarily are major retailers that control market access to the consumer when those concessions are necessary to maintain our relationships with the retailers and gain access to their retail channel customers. If the consumers’ demand for a specific title falls below expectations or significantly declines below previous rates of sell-through, then, we generally will provide a price concession or credit to spur further sales by the retailer to maintain the customer relationship. In circumstances when a price concession cannot be agreed upon, we generally will accept a product return. We record revenue net of an allowance for estimated price concessions and returns. We must make significant estimates and judgments when determining the appropriate allowance for price concessions and returns in any accounting period. In order to derive and evaluate those estimates, we analyze historical price concessions and returns, current sell-through of product and retailer inventory, current economic trends, changes in consumer demand and acceptance of our products in the marketplace, among other factors.

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

During fiscal 2003, while the price concessions we previously offered our retail customers did increase the retail sell-through rate, the rate of reduction of retail channel inventory did not attain the level we had originally estimated. Consequently, we experienced significantly more returns of these two products from our retail customers than we originally had estimated. Additionally, the market for GameCube products softened after the 2002 holiday season, which required us to provide price concessions on certain of our products for that platform to lower prices than we originally estimated at that stage in the platform cycle. Finally, the actual sell-through rates of Legends of Wrestling and BMX were less than the projected retail sell-through rates we had used in our previous estimates of allowances, which were based on historical experience and actual sell-through rates for those products through August 31, 2002. As a result of these unanticipated events, we provided our retail customers additional price concessions. The resulting $14.4 million increase to the provision for price concessions and returns negatively impacted net revenues, gross profit and net income for fiscal 2003. No further significant adjustments were made to allowances during the fiscal year ended March 31, 2004.

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

Capitalized Software Development Costs

We account for our software development costs in accordance with Statement of Financial Accounting Standard No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.” Under SFAS No. 86, we expense software development costs as incurred until we determine that the software is technologically feasible. Generally, to establish whether the software is technologically feasible, we require the product to be a sequel and possess a proven software game engine that has been successfully utilized in a previous product. We assess its detailed program designs to verify that the working model of the software game engine has been tested against the product design. Once we determine that the entertainment software is technologically feasible and we have a basis for estimating the recoverability of the development costs from future cash flows, we capitalize the remaining software development costs until the software product is released.

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

Operating Results

Summarized below are our operating results for the twelve months ended March 31, 2004 and 2003, the seven months ended March 31, 2003 and March 31, 2002, and the fiscal years ended August 31, 2002, and 2001, and the related changes in operating results between those periods. You should read the tables below together with the consolidated financial statements and the related notes to the consolidated financial statements included herein.

Twelve Months Ended March 31, 2004 Compared to Twelve Months Ended March 31, 2003

	(Dollars in thousands)
			Changes
	Twelve Months Ended March 31,		2004 Versus 2003
	2004	2003	$	%
Net revenue	$142,679	$210,090	$(67,411)	-32%
Cost of revenue	78,598	132,001	(53,403)	-40%

Gross profit	64,081	78,089	(14,008)	-18%

Gross profit percentage	45%	37%
Operating expenses
Marketing and selling	32,183	59,941	(27,758)	-46%
General and administrative (1)	37,308	42,798	(5,490)	-13%
Research and development	38,129	46,393	(8,264)	-18%
Stock-based compensation	1,140	79	1,061	1343%
Restructuring	514	4,824	(4,310)	-89%
Impairment on building held for sale	—	2,146	(2,146)	-100%

Total operating expenses	109,274	156,181	(46,907)	-30%

Loss from operations	(45,193)	(78,092)	32,899	-42%

Other income (expense)
Interest expense, net	(5,420)	(4,964)	(456)	9%
Non-cash financing expense	(3,330)	(1,078)	(2,252)	209%
Other expense	(2,446)	(616)	(1,830)	297%

Total other expense	(11,196)	(6,658)	(4,538)	68%

Loss before income taxes	(56,389)	(84,750)	28,361	-33%
Income tax provision	19	33	(14)	-42%

Net loss	$(56,408)	$(84,783)	$28,375	-33%

1)	Excludes stock-based compensation of $1,140 for the twelve months ended March 31, 2004 and $79 for the twelve months ended March 31, 2003.

Seven Months Ended March 31, 2003 Compared to Seven Months Ended March 31, 2002

	(Dollars in thousands)
			Changes
	Seven Months Ended March 31,		2003 Versus 2002
	2003	2002	$	%
		(Unaudited)
Net revenue	$101,589	$160,188	$(58,599)	-37%
Cost of revenue	76,507	62,891	13,616	22%

Gross profit	25,082	97,297	(72,215)	-74%

Gross profit percentage	25%	61%
Operating expenses
Marketing and selling	32,295	30,132	2,163	7%
General and administrative (1)	24,470	25,165	(695)	-3%
Research and development	25,392	23,133	2,259	10%
Stock-based compensation	79	—	79	N/A
Restructuring charges	4,824	—	4,824	N/A
Impairment on building held for sale	2,146	—	2,146	N/A

Total operating expenses	89,206	78,430	10,776	14%

(Loss) earnings from operations	(64,124)	18,867	(82,991)	-440%

Other income (expense)
Interest expense, net	(3,317)	(4,119)	802	-19%
Non-cash financing expense	(756)	(1,182)	426	-36%
Loss on early retirement of debt	—	(1,221)	1,221	-100%
Other income (expense)	201	(843)	1,044	-124%

Total other expense	(3,872)	(7,365)	3,493	-47%

(Loss) earnings before income taxes	(67,996)	11,502	(79,498)	-691%
Income tax benefit	(191)	(944)	753	-80%

Net (loss) earnings	$(67,805)	$12,446	$(80,251)	-645%

1)	Excludes stock-based compensation of $79 for the twelve months ended March 31, 2003.

Fiscal 2002 Compared to Fiscal 2001

	(Dollars in thousands)
			Changes
	Fiscal Years Ended August 31,		2002 Versus 2001
	2002	2001	$	%
		(Restated)
Net revenue	$268,688	$188,068	$80,620	43%
Cost of revenue	118,386	62,023	56,363	91%

Gross profit	150,302	126,045	24,257	19%

Gross profit percentage	56%	67%
Operating expenses
Marketing and selling	57,892	31,631	26,261	83%
General and administrative	43,374	40,269	3,105	8%
Research and development	44,139	39,860	4,279	11%

Total operating expenses	145,405	111,760	33,645	30%

Earnings from operations	4,897	14,285	(9,388)	-66%

Other income (expense)
Interest expense, net	(5,765)	(10,172)	4,407	-43%
Non-cash financing expense	(1,504)	(350)	(1,154)	330%
(Loss) gain on early retirement of debt	(1,221)	2,795	(4,016)	-144%
Other (expense) income	(1,660)	1,699	(3,359)	-198%

Total other expense	(10,150)	(6,028)	(4,122)	68%

(Loss) earnings before income taxes	(5,253)	8,257	(13,510)	-164%
Income tax benefit	(720)	(106)	(614)	579%

Net (loss) earnings	$(4,533)	$8,363	$(12,896)	-154%

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

Summarized below is information about our gross revenue by game console for the twelve months ended March 31, 2004 and March 31, 2003, the seven months ended March 31, 2003 and March 31, 2002, and the fiscal years ended August 31, 2002, and 2001. Please note that the numbers in the schedule below do not include the effect of provisions for price concessions and returns because we do not track them by game console. Accordingly, the numbers presented may vary materially from those that we would disclose were we able to present the information net of provisions for price concessions and returns.

	Fiscal Year Ended March 31, 2004	Twelve Months Ended March 31, 2003	Seven Months Ended		Fiscal Years Ended
			March 31, 2003	March 31, 2002	August 31, 2002	August 31, 2001
		(Unaudited)		(Unaudited)
Cartridge-based software:
Nintendo Game Boy	2%	5%	4%	8%	7%	11%
Nintendo 64	—	—	—	—	—	2%

Subtotal for cartridge-based software	2%	5%	4%	8%	7%	13%

Disc-based software:
Sony PlayStation 2: 128-bit	55%	55%	64%	57%	52%	33%
Sony PlayStation 1: 32-bit	3%	2%	3%	7%	4%	41%
Microsoft Xbox: 128-bit	24%	17%	15%	8%	13%	—
Nintendo GameCube: 128-bit	13%	19%	13%	19%	22%	—
Sega Dreamcast: 128-bit	—	—	—	—	—	9%

Subtotal for disc-based software	95%	93%	95%	91%	91%	83%

PC software	3%	2%	1%	1%	2%	4%

Total	100%	100%	100%	100%	100%	100%

Gross revenue by studio:
Internal	38%	50%	39%	54%	57%	24%
External	62%	50%	61%	46%	43%	76%

Total	100%	100%	100%	100%	100%	100%

Gross revenue by segment:
Domestic	45%	60%	50%	72%	70%	70%
International	55%	40%	50%	28%	30%	30%

Total	100%	100%	100%	100%	100%	100%

New titles released	47	47	28	23	42	35

Summarized below is information about our software franchises, all released on multiple platforms, that represented 5% or more of gross revenue for the twelve months ended March 31, 2004 and March 31, 2003, the seven months ended March 31, 2003 and March 31, 2002 and the fiscal years ended August 31, 2002 and 2001:

	Fiscal Year Ended March 31, 2004	Twelve Months Ended March 31, 2003	Seven Months Ended		Fiscal Years Ended
Software Franchise			March 31, 2003	March 31, 2002	August 31, 2002	August 31, 2001
		(Unaudited)		(Unaudited)
Burnout	18%	15%	20%	12%	11%	—
ATV	10%	4%	7%	2%	2%	3%
NBA Jam	7%	—	—	1%	1%	1%
Gladiator	6%	—	—	—	—	—
Baldur's Gate	6%	—	—	—	—	—
Vexx	4%	3%	5%	—	—	—
Crazy Taxi	4%	4%	4%	8%	6%	10%
Mary Kate & Ashley	2%	3%	5%	5%	3%	13%
Turok	3%	24%	8%	—	20%	—
All Star Baseball	4%	7%	8%	15%	11%	5%
Extreme G	3%	1%	1%	5%	3%	4%
Supercross	3%	1%	1%	5%	3%	4%
BMX	2%	3%	2%	17%	11%	25%
BMX XXX	—	4%	9%	—	—	—
Legends of Wrestling	1%	9%	11%	8%	8%	—
18 Wheeler	1%	1%	1%	5%	3%	—
Aggressive Inline	—	7%	2%	—	6%	—

Twelve Months Ended March 31, 2004 Compared to Twelve months Ended March 31, 2003

For the twelve months ended March 31, 2004, net revenue of $142.7 million decreased by $67.4 million, or 32%, from $210.1 million for the twelve months ended March 31, 2003. The decrease was caused by a $144.5 million decrease in gross revenue, partially offset by a $77.1 million decrease in the net provision for price concessions and returns.

The $144.5 million decrease in gross revenue was primarily attributable to the lower average number of units sold per title released, and lower average selling prices per unit sold as compared with the prior year period. Catalog title sales, which generally sell at lower price points than newly released titles, represented a greater percentage of revenue at lower average selling prices per unit sold. Catalog titles comprised approximately 50% of revenue for fiscal 2004 compared to approximately 40% in the comparable period of the prior year. The $77.1 million decrease in the net provision for price concession and returns resulted from the reduction in gross revenues and the higher retail sell-through rates of our products during fiscal 2004 relative to the prior year as well as the increase in the provision in the first quarter of fiscal 2003 for Turok: Evolution and Aggressive Inline based on lower than historical retail sell-through rates for those products and a higher than historical allowance provision rate.

Sales of software titles for the top three game systems accounted for 92% of gross revenue for the twelve months ended March 31, 2004 compared to 91% for the twelve months ended March 31, 2003. We achieved the greatest level of sales from software titles released for PlayStation 2 which to date has the highest installed base of the current three game systems.

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

Fiscal 2002 Compared to Fiscal 2001

For fiscal 2002, net revenue of $268.7 million increased by $80.6 million, or 43%, from $188.1 million (restated) for fiscal 2001. The increase was driven by a $131.7 million increase in gross revenue from newly released software titles for the three next-generation game systems: PlayStation 2, Xbox, and GameCube, which was partially offset by a $51.1 million increase in the net provision for price concessions and returns. The increase in the net provision for price concessions and returns resulted primarily from an increase in gross revenue for fiscal 2002 over fiscal 2001, an increase in the average number of units per software title shipped into the retail channel, reductions from the fiscal 2001 positive retail sell-through rates of our products as well as a $13.6 million provision recorded in the fourth quarter of fiscal 2002 based on lower than historical retail sell-through rates and a higher than historical provision rate for Turok: Evolution and Aggressive Inline, which products were released in the fourth quarter of fiscal 2002.

Sales of software titles for the top three game systems accounted for 87% of gross revenue for fiscal 2002 as compared to 33% for fiscal 2001. We achieved the greatest level of sales from software titles released for PlayStation 2 which to date has the highest installed base of the three game systems.

Increased unit volume contributed $47.9 million (restated) to the increase in net revenue for fiscal 2002 as compared to fiscal 2001, while higher average selling prices contributed the remaining $32.8 million (restated). Please see discussion of “Gross Profit.”

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

Twelve Months Ended March 31, 2004 Compared to Twelve months Ended March 31, 2003

For the twelve months ended March 31, 2004, gross profit of $64.1 million (45% of net revenue) decreased by $14.0 million from $78.1 million (37% of net revenue) for the twelve months ended March 31, 2003. The decreased gross profit was primarily caused by a:

•	$40.8 million decrease due to a lower number of units sold and lower average selling prices per unit sold (please see “Net Revenue”), partially offset by a

•	$13.1 million increase in gross profit associated with slightly lower per unit costs of software sold and a

•	$13.7 million decrease in amortization of capitalized software development costs due primarily to the releases of the sequels Burnout 2, Legends of Wrestling 2, BMX3, All Star Baseball 2003, ATV Quad 2 and Turok: Evolution during the prior year period.

For the twelve months ended March 31, 2004, amortization of capitalized software development costs amounted to $7.5 million as compared to $21.2 million for the twelve months ended March 31, 2003 due to the greater number of titles meeting the technological feasibility requirement for capitalization and higher capitalized costs associated with titles released in fiscal 2003.

Capitalized software development costs, net, amounted to $0.1 million as of March 31, 2004 and $6.9 million as of March 31, 2003.

Gross profit in fiscal 2005 will depend in large part on our ability to identify, develop and timely publish, in accordance with our product release schedule, software that sells through at projected levels at retail. See “Risk Factors: Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of Our Primary Lender and Vendors and Our Ability to Achieve Our Projected Revenue Levels and Reduced Operating Expenses.”

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

Fiscal 2002 Compared to Fiscal 2001

For fiscal 2002, gross profit of $150.3 million (56% of net revenue) increased by $24.3 million, or 19%, from $126.0 million (restated) (67% of net revenue) for fiscal 2001. The increased gross profit was due to:

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

For fiscal 2002, gross profit as a percentage of net revenue was 56% as compared to 67% for fiscal 2001. The 11 percentage point decrease resulted primarily from:

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

Operating Expenses

For the twelve months ended March 31, 2004, operating expenses of $109.3 million (77% of net revenue) decreased by $46.9 million, or 30%, from $156.2 million (74% of net revenue) for the twelve months ended March 31, 2003. For the seven months ended March 31, 2003, operating expenses of $89.2 million (88% of net revenue) increased by $10.8 million, or 14%, from $78.4 million (49% of net revenue) for the seven months ended March 31, 2002. For fiscal 2002, operating expenses of $145.4 million (54% of net revenue) increased by $ 33.1 million, or 30%, from $111.8 million (59% of net revenue) for fiscal 2001.

Marketing and Selling

Marketing and selling expenses consist primarily of personnel, advertising, cooperative advertising, trade shows, promotions, sales commissions and licensing costs.

Twelve Months Ended March 31, 2004 Compared to Twelve months Ended March 31, 2003

For the twelve months ended March 31, 2004, marketing and selling expenses of $32.2 million (23% of net revenue) decreased by $27.8 million, or 46%, from $59.9 million (29% of net revenue) for the twelve months ended March 31, 2003. The decrease in the current year relative to the comparative prior year period resulted primarily from lower marketing and selling personnel headcount, lower variable marketing and selling expenditures on reduced revenues and management’s decision to curtail discretionary marketing and advertising expenditures in order to preserve short-term liquidity (please see discussion under “Liquidity and Capital Resources”), as well as lower sales commissions and royalties related to the decrease in net revenue.

Seven Months Ended March 31, 2003 Compared to Seven Months Ended March 31, 2002

For the seven months ended March 31, 2003, marketing and selling expenses of $32.3 million (32% of net revenue) increased by $2.2 million, or 7%, from $30.1 million (19% of net revenue) for the seven months ended March 31, 2002. The increase was primarily due to a $4.0 million increase in licensing costs, partially offset by a $1.8 million decrease in marketing and advertising expenditures that were curtailed to improve short-term liquidity. The increase in licensing costs resulted from a $4.4 million reduction of accrued expenses for obligations that ceased under certain expired intellectual property agreements in the same period of the prior year. Excluding such reduction, licensing costs would have decreased by $0.4 million for the seven months ended March 31, 2003 compared to the same period of the prior year.

Fiscal 2002 Compared to Fiscal 2001

For fiscal 2002, marketing and selling expenses of $57.9 million (22% of net revenue) increased by $26.3 million, or 83%, from $31.6 million (17% of net revenue) for fiscal 2001. The increase was primarily related to expenses incurred to help generate and support higher net revenue in fiscal 2002. The increased marketing and selling expenditures did not have as positive an effect on fiscal 2002 net revenue as we had expected, which resulted in a 5 percentage point increase in marketing and selling expenses as a percentage of net revenue. Expense increases included:

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

Twelve Months Ended March 31, 2004 Compared to Twelve months Ended March 31, 2003

For the twelve months ended March 31, 2004, general and administrative expenses of $37.3 million (26% of net revenue) decreased by $5.5 million, or 13%, from $42.8 million (20% of net revenue) for the twelve months ended March 31, 2003. The decrease resulted primarily from reductions in employee related costs of $1.2 million, fixed occupancy costs of $2.3 million, depreciation of $2.5 million, technology costs of $0.9 million and variable distribution costs of $1.0 million partially offset by higher professional fees of $2.1 million.

Occupancy costs decreased from lower communication costs. Depreciation expense decreased due to the reclassification of our UK building to held-for-sale in March 2003, at which time we ceased depreciating the building. As of March 31, 2004, we had received a deposit for the sale and leaseback of the building. Please see Note 8 (Building Held for Sale) of the Notes to the Consolidated Financial Statements as of and for the fiscal year ended March 31, 2004 included herein.

Administrative employee headcount increased slightly to 170 as of March 31, 2004 as compared to 160 as of March 31, 2003. Please see “Restructuring,” and “Liquidity and Capital Resources” as well as Note 14 (Accrued Restructuring Charges) of the notes to the audited consolidated financial statements as of and for the twelve months ended March 31, 2004 included herein.

Seven Months Ended March 31, 2003 Compared to Seven Months Ended March 31, 2002

For the seven months ended March 31, 2003, general and administrative expenses of $24.5 million (24% of net revenue) decreased by $0.6 million, or 2%, from $25.2 million (16% of net revenue) for the seven months ended March 31, 2002. The decrease resulted from savings in employee related expenses of $1.0 million and consulting fees of $0.4 million partially offset by higher insurance and accounting expenses of $0.8 million. The 8% increase in general and administrative expenses as a percentage of net revenue resulted from decreased net revenue in the seven months ended March 31, 2003 as compared to the same period of the prior year.

Administrative employee headcount was approximately 160 as of March 31, 2003 as compared to 230 as of August 31, 2002 reflecting an approximate 30% reduction. The decrease in headcount resulted from the business restructuring we implemented during the seven months ended March 31, 2003 in order to lower our operating expenses and increase our future operating cash flows.

Fiscal 2002 Compared to Fiscal 2001

For fiscal 2002, general and administrative expenses of $43.4 million (16% of net revenue) increased by $3.1 million, or 8%, from $40.3 million (restated) (21% of net revenue) for fiscal 2001. The increase was due primarily to an increase in employee-related expenses due to increased headcount. As a percentage of net revenue, general and administrative expenses were 16% for fiscal 2002 as compared to 21% for fiscal 2001. The 5 percentage point improvement in general and administrative expenses as a percentage of net revenue resulted primarily from managed cost containment measures as well as economies of scale achieved due to the increase in net revenue for fiscal 2002 over fiscal 2001.

Research and Development

Research and development expenses consist of employee-related and occupancy costs associated with our internal studios as well as contractual costs for external software development.

Twelve Months Ended March 31, 2004 Compared to Twelve months Ended March 31, 2003

For the twelve months ended March 31, 2004, research and development expenses of $38.1 million (27% of net revenue) decreased by $8.3 million, or 18%, from $46.4 million (22% of net revenue) for the twelve months ended March 31, 2003. Fewer titles under development in fiscal year 2004 met the test of technological feasibility, as compared to the prior year, thereby increasing software development expenses by $17.2 million. More than offsetting these additional costs were savings of:

•	$10.2 million from lower employee related and overhead costs associated with internal development studios, principally resulting from the closure of our Salt Lake City software development studio at the end of calendar 2002 and

•	$14.9 million from lower external development costs due to the structuring of development agreements and the reduced number of titles under development.

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

Fiscal 2002 Compared to Fiscal 2001

For fiscal 2002, research and development expenses of $44.1 million (16% of net revenue) increased by $4.3 million, or 11%, from $39.9 million (21% of net revenue) for fiscal 2001. The increase was primarily due to a:

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

Stock-based Compensation

Twelve Months Ended March 31, 2004 Compared to Twelve months Ended March 31, 2003

Stock-based compensation amounted to $1.1 million for the twelve months ended March 31, 2004 representing the $0.76 per share market value of the 1.5 million shares of our common stock issued to an executive officer, for his appointment as CEO. The associated expense fluctuated with the market value of our common stock until January 20, 2004, when our stockholders approved the issuance of the 1.5 million shares.

Restructuring

Restructuring charges consist of severance and other termination benefits, lease commitment costs, net of estimated sublease rental income, asset write-offs and other incremental costs associated with restructuring activities.

In December 2002 and January 2003, we restructured our operations in order to lower our operating expenses and improve our operating cash flows. Under the plan, we closed our software development studio located in Salt Lake City, Utah, and reduced global administrative headcount. The studio closing was designed to achieve financial efficiencies through consolidation of all our domestic internal product development. The closure of the development studio and reduction of our global administrative headcount reduced our overall headcount by approximately 100 employees and resulted in initial restructuring charges of $4.8 million during fiscal 2003. The restructuring charges included accruals for employee termination costs, the write-off of certain fixed assets and leasehold improvements and the accrual of the development studio lease commitment, which was net of estimated sub-lease rental income. During the fiscal year ended March 31, 2004, we recorded restructuring charges of $0.5 million due to the change in net present value of accrued restructuring costs as well as an adjustment to our forecast of sub-lease rental income and interest. The development studio lease commitment expires in May 2007 and the employee severance agreements expired over various periods through April 2004.

The following table presents the components of restructuring charges incurred for the fiscal year ended March 31, 2004 and the seven months ended March 31, 2003 and the change in accrued restructuring charges from August 31, 2002 to March 31, 2003 and from March 31, 2003 to March 31, 2004.

(in thousands)

	Fiscal Year Ended March 31, 2004	Seven Months Ended March 31, 2003
Accrued restructuring costs, beginning of period	$2,299	$—
Charges
Severance and other employee termination benefits	—	3,783
Lease commitment, net of estimated sub-lease rental income	—	567
Asset write-offs	—	436
Other costs	—	38

Restructuring charges incurred and expensed	—	4,824
Adjustments to employee termination costs, lease costs
and estimated sub-lease rental income	514	—
Less: costs paid	(1,766)	(2,525)

Accrued restructuring costs, end of period	$1,047	$2,299

Impairment on Building Held for Sale

In February 2003, we recorded an impairment charge of $2.1 million for a building which is being held for sale in the United Kingdom, to adjust its net carrying value to its fair value of $5.4 million, net of expected selling costs. On November 28, 2003, we entered into an agreement for the sale and leaseback of the building. Under the terms of the agreement, the buyer purchased the building for $8.8 million (£4.9 million) and we contracted to lease the building for 15.5 years at an annual rent of $0.8 million (£0.5 million), subject to adjustment.

Other Income and Expense

Interest Expense, Net

Twelve Months Ended March 31, 2004 Compared to Twelve months Ended March 31, 2003

Interest expense, net, was $5.4 million for the twelve months ended March 31, 2004 (4% of net revenue) as compared to $5.0 million for the twelve months ended March 31, 2003 (2% of net revenue). The increase in interest expense, net, for the twelve months ended March 31, 2004 as compared to the comparative prior year period is primarily due to $1.1 million of charges associated with our 9% and 16% convertible subordinated notes, (see “Liquidity and Capital Resources”), partially offset by a reduction of $0.7 million in charges associated with lower borrowing from our primary lender and UK bank due to the decrease in revenue in the current year as compared to the prior year.

Seven Months Ended March 31, 2003 Compared to Seven Months Ended March 31, 2002

For the seven months ended March 31, 2003, interest expense, net, of $3.3 million (3% of net revenue) decreased by $0.8 million, or 20%, from $4.1 million (3% of net revenue) for the seven months ended March 31, 2002. The decrease was primarily due to reduced interest expense relating to our 10% convertible subordinated notes, which were repaid in March 2002.

Fiscal 2002 Compared to Fiscal 2001

For fiscal 2002, interest expense, net of $5.8 million (2% of net revenue) decreased by $4.4 million, or 43%, from $10.2 million (5% of net revenue) for fiscal 2001. The decrease was primarily due to reduced interest expense relating to our 10% convertible subordinated notes, which were repaid in March 2002. Please see discussion under “Liquidity and Capital Resources.”

Non-cash Financing Expense

Non-cash financing expense principally consists of equity-based costs associated with debt financings which are generally amortized on a straight-line basis over the term of the related financing agreements.

Twelve Months Ended March 31, 2004 Compared to Twelve months Ended March 31, 2003

For the twelve months ended March 31, 2004, non-cash financing expense amounted to $3.3 million (2% of net revenue) as compared to $1.1 million (1% of net revenue) for the twelve months ended March 31, 2003. The increase relates primarily to costs of $2.5 million associated with the issuance of warrants to purchase 1.0 million shares of our common stock and the 4.0 million shares of common stock proposed to be issued to two of Acclaim’s major shareholders, who are also co-chairmen, as consideration for their deposit of $2.0 million with our primary lender (see “Related Party Transactions”) as well as costs of $0.4 million associated with our 9% and 16% convertible subordinated notes (see 9% Notes and 16% Notes below under “Liquidity and Capital Resources”).

The cash deposit given to our primary lender by each of our co-chairmen was provided as a limited guarantee of our obligations. The 4.0 million shares of common stock proposed to be issued are being revalued on a quarterly basis, pending stockholder approval of the share issuance. The $2.5 million expense during the twelve months ended March 31, 2004 is comprised of the $0.9 million increase in market value of the shares as of March 31, 2004 as compared to their market value as of March 31, 2003 as well as amortization of the original $1.6 million market value. We will continue to revalue the shares at each quarter-end, pending stockholder approval of the share issuance. Please see Note 15C (Debt: North American Credit Agreement) of the Notes to the Consolidated Financial Statements included herein.

Seven Months Ended March 31, 2003 Compared to Seven Months Ended March 31, 2002

For the seven months ended March 31, 2003, non-cash financing expense of $0.8 million decreased by $0.4 million, or 36%, from $1.2 million for the seven months ended March 31, 2002. The decrease was due to a reduction of amortization associated with the fair value of warrants granted to our co-chairmen in connection with providing our primary lender collateral for a supplemental discretionary loan our primary lender provided to us in fiscal 2002. Please see Note 15 (Debt) of the Notes to the Consolidated Financial Statements included herein.

Fiscal 2002 Compared to Fiscal 2001

For fiscal 2002, non-cash financing expense of $1.5 million increased by $1.2 million, or 330%, from $0.4 million for fiscal 2001. The increase was due to amortization associated with the fair value of warrants granted to our co-chairmen in connection with providing our primary lender collateral for a supplemental discretionary loan our primary lender provided to us in October 2001 as well as amortization associated with the fair value of warrants granted to investors in connection with a junior participation financing in March 2001.

(Loss) Gain on Early Retirement of Debt

During the second quarter of fiscal 2002 we recorded a loss of $1.2 million relating to the early retirement of $12.7 million in principal amount of our 10% convertible subordinated notes and the repayment of $0.6 million in accrued interest when we issued a total of 4.2 million shares of our common stock with a fair value of $14.5 million.

During the third and fourth quarters of fiscal 2001, we recorded a gain of $2.8 million related to the early retirement of $20.5 million in principal amount of the 10% convertible subordinated notes.

Other Income (Expense)

Twelve Months Ended March 31, 2004 Compared to Twelve months Ended March 31, 2003

For the twelve months ended March 31, 2004, other income (expense) amounted to expense of $2.4 million as compared to expense of $0.6 million for the twelve months ended March 31, 2003. The change for the current year period relative to the comparable prior year period relates primarily to charges totaling $0.6 million from net foreign currency transaction losses associated with the change in the purchase power of the British Pound Sterling versus the Euro, penalties of $0.7 million paid to the purchasers of our 16% convertible subordinated notes incurred because of the late registration and effectiveness of the related registration statement as well as $0.9 million from the increase in fair value of the derivatives associated with our 16% convertible subordinated notes as of March 31, 2004.

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

Income Taxes

Twelve Months Ended March 31, 2004 Compared to Twelve months Ended March 31, 2003

Income tax provision decreased to $19,000 for the twelve months ended March 31, 2004 as compared to a provision of $33,000 for the twelve months ended March 31, 2003. Although as of March 31, 2004 we had a significant U.S. tax net operating loss carryforward, we were not able to recognize a benefit during the twelve months ended March 31, 2004 because of the underlying uncertainty as to whether we will be able to utilize the loss carryforward in the future.

As of March 31, 2004, we had a U.S. tax net operating loss carryforward of approximately $309.0 million, which expires in fiscal years 2011 through 2024.

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

Net Loss

Twelve Months Ended March 31, 2004 Compared to Twelve months Ended March 31, 2003

For the twelve months ended March 31, 2004, we reported a net loss of $56.4 million, or $0.53 per diluted share (based on weighted average diluted shares outstanding of 106.3 million), as compared to a net loss of $84.8 million, or $0.92 per diluted share (based on weighted average diluted shares outstanding of 92.4 million) for the twelve months ended March 31, 2003.

Seven Months Ended March 31, 2003 Compared to Seven Months Ended March 31, 2002

For the seven months ended March 31, 2003, we reported a net loss of $67.8 million, or $0.73 per diluted share (based on weighted average diluted shares outstanding of 92.6 million), as compared to net income of $12.4 million, or $0.14 per diluted share (based on weighted average diluted shares outstanding of 86.0 million) for the seven months ended March 31, 2002.

Fiscal 2002 Compared to Fiscal 2001

For fiscal 2002, we reported a net loss of $4.5 million, or $0.05 per diluted share (based on weighted average diluted shares outstanding of 85.7 million), as compared to net earnings of $8.4 million (restated), or $0.13 per diluted share (based on weighted average diluted shares outstanding of 66.6 million) for fiscal 2001.

Seasonality

Our business is highly seasonal. We typically experience our highest revenue and profits in the calendar year end holiday season, our third fiscal quarter and a seasonal low in revenue and profits in our first fiscal quarter. The timing of when we deliver software titles and release new products can cause material fluctuations in quarterly revenue and earnings, which can cause operating results to vary from the seasonal patterns of the industry as a whole. Please see “Risk Factors: Revenue Varies Due to the Seasonal Nature of Video and Computer Game Software Purchases.”

Liquidity and Capital Resources (In thousands, except per share data)

As of March 31, 2004, cash and cash equivalents were $1,148. During the twelve months ended March 31, 2004, cash and cash equivalents decreased by $3,347 compared to a net decrease of $13,613 for the twelve months ended March 31, 2003. As of March 31, 2004, the working capital deficit of $110,941 increased by $38,515 from the $72,426 (restated) working capital deficit as of March 31, 2003. The increase in the working capital deficit during the twelve months ended March 31, 2004 resulted primarily from the $56,408 net loss in the period partially offset by repayments of $7,820 for notes receivable and related accrued interest due from our Co-chairmen and net proceeds of $8,314 from our June 2003 private placement.

For the fiscal year ended March 31, 2004, we had a net loss of $56,408 and used $26,045 of cash in operating activities. As of March 31, 2004, we had a stockholders’ deficit of $97,983, a working capital deficit of $110,941 and cash and cash equivalents of $1,148. Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Our working capital and stockholders’ deficits as of March 31, 2004 and the recurring use of cash in operating activities raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our short-term liquidity has been supplemented with borrowings under our North American and International credit facilities with GMAC, our primary lender. As of March 31, 2004, GMAC had advanced to us a supplemental discretionary loan of $2,000, which we repaid as of April 8, 2004.

On May 4, 2004, GMAC and we amended our North American credit agreement to allow for a supplemental discretionary loan of $3,000 and the termination of the North American and International credit agreements on June 20, 2004. On June 18, 2004, we entered into an Extension Agreement with GMAC which amended the Waiver and Amendment agreement signed by us and GMAC on May 4, 2004. Under the Extension Agreement, GMAC has agreed to extend the date upon which our banking agreement with GMAC will terminate, from June 20, 2004 to August 4, 2004. Additionally, on May 4, 2004, we entered into a letter of intent with a proposed new lender, for a $30,000 asset-based credit facility, with an equity component, to replace the credit agreement with GMAC. We are currently working with the proposed new lender in order to implement timely the new credit facility which is subject to the execution of definitive documentation by both parties; however, there is no assurance that the new credit facility or any other facility will be consummated. Failure to obtain a new facility would materially adversely affect our operations and liquidity and we could be forced to cease operations or seek bankruptcy protection.

During fiscal 2003, to enhance our short-term liquidity, we implemented targeted expense reductions through a business restructuring. In connection with the restructuring, we reduced our fixed and variable expenses, closed our Salt Lake City, Utah software development studio, redeployed various company assets, eliminated certain marginal software titles under development, reduced our staff and staff related expenses and lowered our overall marketing expenditures.

In February 2004, we completed the sale of our 9% senior convertible subordinated notes from which we raised gross proceeds of $15,000. In September and October 2003, we completed the sale of our 16% convertible subordinated notes, resulting in gross proceeds of $11,863. As of June 22, 2004, subsequent to March 31, 2004 investors holding $5,463 of the 16% convertible subordinated notes had converted their notes into 9,584 shares of our common stock. As of June 29, 2004, we were in default on our 16% convertible notes with respect to interest payments and late registration payments due under the notes. We are in continued discussions with the holders of the convertible notes and believe that we will be successful in obtaining a waiver of those defaults; however, there can be no assurance that we will be successful in obtaining these waivers.

In June 2003, we completed a private placement of 16,383 shares of our common stock to a limited group of private investors, resulting in net proceeds to us of $8,314.

Our future liquidity will significantly depend in whole or in part on our ability to (1) timely replace by August 4, 2004 the current credit agreement with a new lender, (2) timely develop and market new software products that meet or exceed our operating plans, (3) continue to realize long-term benefits from our implemented expense reductions, (4) resolve or obtain waivers for any defaults under our convertible note agreements and (5) continue to receive the support of certain key suppliers and vendors. If we do not timely implement the new credit facility, substantially achieve our overall projected revenue levels as reflected in our business operating plan, continue to realize additional benefits from the expense reductions we have already implemented and continue to receive the support of key suppliers and vendors, we will either need to make further significant expense reductions, including, without limitation, the sale of assets or the consolidation or closing of certain operations, additional staff reductions, and/or the delay, cancellation or reduction of certain product development and marketing programs. Additionally, some of these measures may require third party consents or approvals from our primary lender and others, and there can be no assurance those consents or approvals will be obtained.

If these measures are not attained, we cannot assure our stockholders that our future operating cash flows will be sufficient to meet our operating requirements and debt service requirements. If any of the preceding events were to occur, our operations and liquidity would be materially and adversely affected and we could be forced to cease operations or seek bankruptcy protection.

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

Private Placements

9% Convertible Subordinated Notes

On February 17, 2004, (the “Initial Closing Date”) we raised gross proceeds of $15,000 (net proceeds of $14,250) in connection with the sale of a 9% Senior Subordinated Convertible Notes (the “9% Notes”), due in February 2007, to an investor. The 9% Notes are convertible into shares of our common stock, at a conversion price of $0.65 per share. Additionally, the investor received warrants to purchase 4,615 shares of our common stock with an exercise price equal to $0.65 per share. The warrants are exercisable for five years from the Initial Closing Date.

Interest due on the 9% Notes is payable semi-annually commencing October 1, 2004. Upon conversion of the 9% Note the related accrued and unpaid interest, if any, shall be paid in cash to the investor. The 9% Notes are collateralized by a second mortgage on our headquarters building, subject to our primary lender’s (GMAC Commercial Finance LLP) consent and an inter-creditor agreement to be entered into post-closing. We were required to deliver documentation of the security agreement and mortgage securing the 9% Notes by March 15, 2004. We delivered forms of such documentation prior to such date, after which the holder of the 9% Notes agreed to waive the requirement to execute and file such documentation by March 15, 2004. The terms of the 9% Notes limit our incurrence of additional indebtedness and preclude the payment of cash dividends.

Commencing August 18, 2004, if the market value of our common stock equals at least $1.625, which is periodically reduced to $0.975 by February 19, 2006, and other specific criteria are met, we have the right to redeem all or a portion of the 9% Notes at the outstanding principal balance of the 9% Notes plus any related accrued interest. The investor has the right to require us to repurchase the 9% Notes in the event of a change in control of the Company, as defined in the agreement or if the 9% Note holder is unable to sell the shares underlying the 9% Notes and related warrants for 135 nonconsecutive days out of 365 consecutive days after the effectiveness of the registration statement. The 9% Notes are subordinate to all our bank debt with our primary lender.

We have a first option, for a nine month period from February 17, 2004 (the “First Option Period”), to require the investor to purchase $5,000 of additional 9% Notes (the “First Additional 9% Notes”) at a conversion price of $0.65 per share, if during that period the closing bid price of our common stock exceeds $0.8125 per share for twenty consecutive trading days and our common stock continues to be listed on a qualified securities exchange. The investor also has the option, during the First Option Period, to purchase the First Additional 9% Notes from us for $5,000.

We have a second option, for a six month period commencing one year following the Initial Closing Date (the “Second Option Period”), to require the investor to purchase $5,000 of additional 9% Notes (the “Second Additional 9% Notes”) at a conversion price of $0.65 per share, if during the three month period commencing February 17, 2005, the closing bid price of our common stock exceeds $1.30 per share for twenty consecutive trading days or if during the three month period commencing May 17, 2005, the closing bid price of our common stock exceeds $0.975 per share for twenty consecutive trading days and our common stock continues to be listed on a qualified securities exchange. The investor also has the option, for an 18 month period commencing February 17, 2004, to purchase the Second Additional 9% Notes from us for $5,000.

In connection with any purchase of First Additional 9% Notes or Second Additional 9% Notes, the investor would receive additional warrants to purchase a number of shares of our common stock equal to 20% of the number of shares underlying those additional notes, with an exercise price equal to $0.65 per share.

Had we not registered the 9% Notes and all the common shares underlying the securities by August 17, 2004, the conversion price of the 9% Notes would have been reset to $0.60 per share. As a result, at issuance, the 9% Notes did not have a fixed conversion rate and are therefore not considered conventional convertible debt. The Form S-1 registration statement related to the 9% Notes and the common shares underlying the 9% Notes and the related warrants was declared effective on April 8, 2004 at which time the conversion rate was fixed at $0.65 per share. The 9% Notes agreement requires us to use our commercially reasonable efforts to keep the registration statement effective until February 17, 2006. If, after the registration statement is effective, sales of securities cannot be made pursuant to the registration statement for a period of 30 consecutive trading days for any reason, we must pay the investor liquidated damages of 1% per month of the purchase price of the 9% Notes.

16% Convertible Subordinated Notes

During September and October 2003, we raised gross proceeds of $11,863 (net proceeds of $11,329) in connection with the sale, to a limited group of private investors, of our convertible subordinated notes (the “16% Notes”), due in 2010. On November 12, 2003, we received notification from The Nasdaq Stock Market, Inc. that, in Nasdaq’s opinion, the structure of our September/October 2003 private offering of the 16% Notes was not in compliance with NASD Marketplace Rule 4350(i)(1)(d). The Note offering was structured in a manner we believe complied with Nasdaq’s published rules. However, based upon discussions and agreement with Nasdaq and the holders of the 16% Notes, in December 2003, we amended the terms of the 16% Notes to secure Nasdaq’s agreement that the structure of the 16% Notes complied with their rules.

The amended 16% Notes were initially convertible into 13,262 shares of our common stock, based upon a conversion price of $0.8945 per share. The conversion price is based upon the closing price of our common stock that Nasdaq advised us complied with its interpretation of “market price” as of the time of the 16% Note offering. The terms of the Note agreements provided for an adjustment to the conversion rate, subject to stockholder approval. On January 20, 2004, our stockholders voted to authorize an adjustment of the conversion price to $0.57 per share, a 36% discount from the $0.8945 conversion price. Accordingly, the 16% Notes are convertible into 20,812 shares of our common stock. The interest rate on the 16% Notes is 16% per annum, due semi-annually on each of April 15 and October 15, commencing April 15, 2004. The purchasers of the 16% Notes have also received warrants to purchase approximately 8,193 shares of our common stock, at an exercise price of $0.8945 per share, which exercise price was adjusted to $0.57 when stockholder approval was obtained on January 20, 2004.

Subject to the consent of the holders of any senior indebtedness and our common stock price closing at an average of $1.14 per share during a specified period, as defined in the agreement, we may, at our option, redeem the 16% Notes in whole but not in part on any date on or after April 5, 2005, at a redemption price, payable in cash, equal to the outstanding principal amount of the 16% Notes plus accrued and unpaid interest thereon to the applicable redemption date if the requirements as documented in the agreement are satisfied. In addition, subject to the consent of the holders of any senior indebtedness, the purchasers of the 16% Notes have a put option to require us to repurchase the 16% Notes at a redemption amount equal to the greater of the principal amount of the 16% Notes plus accrued interest thereon, or the market value of the underlying stock, if we experience a change in control.

In the event our common stock price closes at $1.14 per share for 10 consecutive trading days, we have the right to require the holders of the warrants to exercise the warrants in full, within 10 business days following notification of the forced exercise.

We agreed to file a registration statement to register the shares of our common stock underlying the 16% Notes and warrants by December 19, 2003 and that the shares would be registered by January 26, 2004. The registration statement we filed became effective on April 8, 2004. Because the registration statement was not filed by December 19, 2003 nor effective by January 26, 2004, we incurred penalties to the purchasers of $712, which amount was included in other expense for the fiscal year ended March 31, 2004. The $356 unpaid balance of those penalties was included in accrued expenses as of March 31, 2004.

As of June 29, 2004, we were in default on our 16% convertible notes with respect to interest payments and late registration payments due under the notes. We are in continued discussions with the holders of the convertible notes and believe that we will be successful in obtaining a waiver of those defaults; however, there can be no assurance that we will be successful in obtaining these waivers. Due to our default under the 16% Notes, for which we are seeking waivers, we have classified the 16% Notes as short-term debt as of March 31, 2004.

June 2003 Equity Offering

In June 2003, we received net proceeds of $8,314 from a private placement of 16,383 shares of our common stock at prices ranging from $0.50 to $0.60 per share. The per share price represented an approximate 20% discount to the then recent public trading price of our common stock. In August 2003, our registration statement covering the shares of common stock issued in the offering became effective. Based on the purchase agreement, we were obligated to pay each investor an amount equal to 1% of the purchase price paid for the shares for every 30-day period which passed commencing August 3, 2003 that the registration statement was not declared effective. Because the registration statement was declared effective subsequent to August 3, 2003, we recorded a charge of $90 which is included in other income (expense) for the twelve months ended March 31, 2004 and accrued expenses as of March 31, 2004.

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

Please see discussion regarding our North American credit agreement below as well as in Note 15 (Debt) of the notes to the audited consolidated financial statements for the twelve months ended March 31, 2004 included herein. Please also see “Risk Factors: Our Ability to Meet Cash Requirements and Maintain Necessary Liquidity Rests in Part on the Cooperation of our Primary Lender and Vendors and Our Ability to Achieve Our Projected Revenue Levels and Reduce Operating Expenses.”

Credit Agreements

We and GMAC, our primary lender, are parties to North American credit and factoring agreements. Pursuant to a May 4, 2004 amendment and a June 18, 2004 extension of those agreements, they will terminate on August 4, 2004.

On May 4, 2004, we entered into a letter of intent with a proposed new lender for a $30,000 asset-based credit facility, with an equity component, to replace the current credit agreement. We are working with the proposed new lenders in order to implement a new facility which is subject to the execution of definitive documentation by both parties. However, we cannot provide any assurance that the agreement will be executed. If we are unable to replace the North American credit and factoring agreements (please see “Factoring Agreement” and “North American Credit Agreement” below) with a new facility provided by a proposed new lender, we will need to secure financing from another lender. We cannot assure investors that we would be able to secure such an arrangement in a timely and cost effective manner, if at all. If we failed to secure financing with another financial institution, we could become insolvent, liquidated or reorganized, after payment of the outstanding balances due first to our primary lender and then to our other creditors, leaving insufficient assets remaining for distribution to stockholders.

Pursuant to the terms of the current North American credit agreement, we are required to maintain specified levels of working capital and tangible net worth, among other financial covenants. As of March 31, 2004, while we were not in compliance with those financial covenants, we received waivers from our primary lender regarding our non-compliance.

Factoring Agreement

Under the current factoring agreement, which will terminate on August 4, 2004, we assign to our primary lender and our primary lender purchases from us, our U.S. accounts receivable. Our primary lender remits payments to us for the assigned U.S. accounts receivable that are within the financial parameters set forth in our factoring agreement. Those financial parameters include requirements that invoice amounts meet approved credit limits and that the customer does not dispute the invoices. The purchase price of our accounts receivable that we assign to our factor equals the invoiced amount, which is adjusted for any returns, discounts and other customer credits or allowances. Please see Note 4 (Accounts Receivable) of the Notes to the Consolidated Financial Statements included herein.

Before our primary lender purchases our U.S. accounts receivable and remits payment to us for the purchase price, it may, in its discretion, provide us cash advances under our North American credit agreement (please see discussion below) taking into account the assigned receivables due from our customers which it expects to purchase, among other factors. As of March 31, 2004, our primary lender was advancing us 60% of the eligible receivables due from our retail customers. The factoring charge of 0.25% of assigned accounts receivable, with invoice payment terms of up to 60 days and an additional 0.125% for each additional 30 days or portion thereof, is recorded in interest expense. Additionally, our factor, utilizing an asset based borrowing formula, advances us cash equal to 50% of our inventory that is not in excess of 60 days old.

North American Credit Agreement

Advances to us under the current North American credit agreement, which will terminate on August 4, 2004, bear interest at 1.50% per annum above our primary lender’s prime rate (5.50% as of March 31, 2004).

Borrowings that our primary lender may provide us in excess of an availability formula bear interest at 2.00% above our primary lender’s prime rate. Under the North American credit agreement, we may not borrow more than $12,500 or the amount calculated using the availability formula plus a $3,000 supplemental discretionary loan, whichever is less. Our primary lender has secured all of our obligations under the North American credit agreement with substantially all of our assets.

There were advances outstanding within the standard borrowing formula under the North American credit agreement of $5,006 as of March 31, 2004, and $13,654 (restated) as of March 31, 2003.

Supplemental Bank Loans

Pursuant to the May 4, 2004 amendment to our credit agreement as amended on June 18, 2004 our primary lender agreed to provide an additional supplemental discretionary loan of $3,000 that, if advanced to us, would be required to be repaid on August 4, 2004, upon the termination of the credit agreement.

In December 2003, our North American credit agreement was amended to allow for a supplemental discretionary loan of up to $4,000 from December 16, 2003 thru December 31, 2003, up to $5,000 from January 1, 2004 through January 31, 2004, up to $3,000 from February 1, 2004 through February 29, 2004, up to $2,000 from March 1, 2004 through March 31, 2004, and up to $1,000 from April 1, 2004 through April 30, 2004. As of March 31, 2004, a supplemental discretionary loan of $2,000 was outstanding. As of April 8, 2004, the supplemental discretionary loan was repaid.

On March 31, 2003, our North American credit agreement was amended which allowed us to borrow supplemental discretionary loans of $11,000 through May 31, 2003, which thereafter was reduced to $5,000 through September 29, 2003 above the standard formula for short-term funding. In accordance with the terms of the amended credit agreement that afforded us the supplemental discretionary loan, as of May 31, 2003, we repaid $6,000 of the supplemental discretionary loan and as of September 26, 2003, we repaid the remaining $5,000. As a condition precedent to our primary lender entering into the amendment, two of our major shareholders, who are also executive officers, otherwise referred to as the Affiliates, pledged an aggregate cash deposit of $2,000 with our primary lender in order to provide a limited guarantee of our obligations. Our primary lender returned the cash deposit to the Affiliates on September 26, 2003 concurrently with our repayment of the supplemental discretionary loan. As consideration to the Affiliates for making the deposit, and based upon the advice of, and a fairness opinion obtained from an independent financial advisor, on March 31, 2003, the Audit Committee approved and the Board of Directors authorized the issuance to each Affiliate 2,000 shares of our common stock with a then aggregate market value of $1,560 ($2,480 as of March 31, 2004) and a warrant to purchase 500 shares of our common stock at an exercise price of $0.50 per share with an aggregate fair value of $305.

A supplemental discretionary loan of $2,000 was outstanding as of March 31, 2004 and $11,000 was outstanding as of March 31, 2003.

If we do not implement the new credit facility, substantially achieve our overall projected revenue levels as reflected in our business operating plan, continue to realize additional benefits from the expense reductions we have already implemented and continue to receive the support of key suppliers and vendors, we will either need to make further significant expense reductions, including, without limitation, the sale of assets or the consolidation or closing of certain operations, additional staff reductions, and/or the delay, cancellation or reduction of certain product development and marketing programs. Additionally, some of these measures may require third party consents or approvals from our primary lender and others, and there can be no assurance those consents or approvals will be obtained.

If these measures are not attained, we cannot assure our stockholders that our future operating cash flows will be sufficient to meet our operating requirements and debt service requirements. If any of the preceding events were to occur, our operations and liquidity would be materially and adversely affected and we could be forced to cease operations.

International Lease Commitment, Credit Facility and Factoring Agreements

We, through Acclaim Entertainment, Ltd., our U.K. subsidiary, and GMAC Commercial Credit Limited, our U.K. bank and an Affiliate of our primary lender, were parties to a seven-year term secured credit facility we entered into in March 2000, related to our purchase of a building in the U. K. On November 28, 2003, we entered into an agreement for the sale and leaseback of the building. Under the terms of the agreement, the buyer purchased the building for $8,849 (£4,888) and we contracted to lease the building for 15.5 years at an annual rent of $832 (£460), subject to adjustment. As of March 31, 2004, we classified the cash we received from the buyer of $6,964 (£3,848) as a deposit payable in accrued expenses. Of the deposit received, $4,719 (£2,783) was used to repay the outstanding balance of the mortgage payable and related interest associated with the building. As of March 31, 2004, the net carrying value of the building was $6,336 (£3,448). Please see Note 8 (Building Held for Sale) of the Notes to the Consolidated Financial Statements included herein.

Several of our international subsidiaries are parties to international receivable factoring facilities with our U.K. bank. On June 18, 2004, the receivables facility with our U.K. bank was amended to terminate on August 4, 2004. We are actively pursuing an alternative facility with another bank. Under the current facilities, our international subsidiaries assign the majority of their accounts receivable to the U.K. bank, on a full recourse basis. Under the facilities, upon receipt by the U.K. bank of confirmation that our subsidiary has delivered product to our customers and remitted the appropriate documentation to the U.K. bank, the U.K. bank remits payments to our subsidiary, net of discounts and administrative charges.

Under the current international receivable facilities, we can obtain financing of up to the lesser of approximately $17,250 (£9,750) or 60% of the aggregate amount of eligible receivables from our international operations. The amounts we borrow under the international facility bear interest at 2.00% per annum above LIBOR (5.06% as of March 31, 2004). Our U.K. bank has secured the international facility with the accounts receivable and assets of our international subsidiaries that participate in the facility. We had an outstanding balance under the international facility of $653 as of March 31, 2004.

In September 2003, a French bank advanced our local subsidiary $1,009 based on the outstanding balances of selected accounts receivable invoices. Customer payments of those invoices made directly to the French bank have been and will be applied to repay the outstanding loan. As of March 31, 2004, the full amount of the advances had been repaid. Our French subsidiary retains the credit risk for the invoices and therefore will cover any customer collection shortfall. The borrowed funds bore interest at 1.30% per annum above the one month EURIBOR rate.

In February 2004, a French bank advanced our local subsidiary $972 based on the outstanding balances of selected accounts receivable invoices. Customer payments of those invoices made directly to the French bank will be applied to repay the outstanding loan. As of March 31, 2004, the full amount borrowed was outstanding. Our French subsidiary retains the credit risk for the invoices and therefore will cover any customer collection shortfall. The borrowed funds bore interest at 1.30% per annum above the one month EURIBOR rate (3.34% as of March 31, 2004).

Bank Participation Advance

In March 2001, our primary lender entered into junior participation agreements with some investors. As a result of the participation agreements, our primary lender advanced us $9,500 for working capital purposes. We are required to repay the $9,500 bank participation advance to our primary lender upon the earlier to occur of the termination of the North American credit agreement, currently August 4, 2004, or March 12, 2005. Our primary lender is required to purchase the participation agreements from the investors on the earlier to occur of March 12, 2005, or the date we repay all amounts outstanding under the North American credit agreement and the agreement is terminated. If we were not able to repay the bank participation advance, the junior participants would have subordinated rights assigned to them under the North American credit agreement for the unpaid balance.

Commitments (in thousands)

We generally purchase our inventory of Nintendo software by opening letters of credit when placing the purchase order. As of March 31, 2004, we had $6,526 outstanding under letters of credit. Approximately $185 as of March 31, 2004 of our trade accounts payable balances were collateralized under outstanding letters of credit.

As of March 31, 2004, our future contractual cash obligations were as follows:

	Payments Due Within
Contractual Obligations	Total	1 year	2-3 years	4-5 years	Over 5 years
Debt	$40,581	$40,581	$—	$—	$—
Capital lease obligations	778	538	240	—	—
Operating lease obligations	19,435	3,894	5,013	1,798	8,730
Developer/Licensor commitments(1)	38,250	30,878	7,372	—	—

Total contractual cash obligations	$99,044	$75,891	$12,625	$1,798	$8,730

(1)	Of total developer/licensor commitments, $ 14,352 was included in current liabilities as of March 31, 2004.

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB plans to issue an accounting standard that would become effective in 2005. We will continue to monitor communications on this subject from the FASB in order to determine the impact on our consolidated financial statements.

In December 2003, the FASB issued a revised version of FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaces FIN 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. We were required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For our variable interests in VIEs created before January 1, 2004, the Interpretation was effective beginning on March 31, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. We do not currently have any variable interest entities and thus the implementation of FIN 46 had no impact on our consolidated financial statements.

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

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 with one exception, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement during the second quarter of fiscal 2004 did not have an impact on our consolidated financial statements.

Related Party Transactions

(Amounts in thousands, except per share data)

Fees for services

We pay sales commissions to a firm, which is owned and controlled by one of our executive officers, who is also a director and a principal stockholder. The firm earns these sales commissions based on the amount of our software sales the firm generates. Commissions earned by the firm amounted to $(3) for the fiscal year ended March 31, 2004, $279 for the seven months ended March 31, 2003, $315 for the seven months ended March 31, 2002, $535 for fiscal 2002 and $330 for fiscal 2001. We owed the firm $255 as of March 31, 2004 and $498 as of March 31, 2003.

During previous fiscal years, we received legal services from two law firms of which two members of our Board of Directors are partners. We incurred fees from one of those firms of $640 for the fiscal year ended March 31, 2004 and $528 for the seven months ended March 31, 2003. We incurred fees from both firms of $318 for the seven months ended March 31, 2002, $644 for fiscal 2002 and $665 for fiscal 2001. We owed fees of $419 as of March 31, 2004 and $353 as of March 31, 2003 to one of the firms.

We incurred investment-banking fees totaling $284 for fiscal 2001 from a broker-dealer of which an individual on our Board of Directors is a member. We owed the broker-dealer $104 as of August 31, 2001 which we paid during fiscal 2002.

Notes receivable

In October 2002, we loaned a senior executive in the UK $300 under a promissory note for the purpose of purchasing a new residence. Our Compensation Committee of the Board of Directors approved the terms and provisions of the loan in April 2002. The promissory note bears interest at a rate of 6.00% per annum. Security for the repayment of the promissory note is a mortgage on the executive’s principal residence. The maturity date of the note is November 1, 2005. In May 2003, in accordance with the note’s original terms, 50% of the loan was forgiven. An additional 25% will be forgiven in each of October 2004 and October 2005 so long as the executive remains employed with Acclaim. If the executive voluntarily leaves the employment of Acclaim or is terminated for cause, at any time prior to the maturity date of the note, the executive must repay a pro-rata portion of the unpaid principal balance of the loan plus accrued and unpaid interest thereon. We are recording compensation expense for the principal balance of the loan over the periods that each portion will be forgiven. Accordingly, we expensed $145 during the fiscal year ended March 31, 2004 and $133 during the seven months ended March 31, 2003. The portion of the principal balance under the loan not expensed was $22 as of March 31, 2004 and $167 as of March 31, 2003, which was included in other receivables.

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

In August 1998, relating to an officer’s employment agreement, we loaned one of our officers $500 under a promissory note. We reduced the note balance by $50 in August 1999, relating to the officer’s employment agreement, and by $200 in January 2000 relating to the employee’s termination. The note bore no interest and was required to be repaid on the earlier to occur of the sale or transfer of the former officer’s personal residence or August 11, 2003. In December 2003, we collected $150 of the outstanding note and, as a result of our forgiving repayment of the balance, expensed the remaining $100. As of March 31, 2003, $250 was outstanding under the note and was included in other receivables.

In April 1998, relating to an officer’s employment agreement, we loaned one of our executive officers $200 under a promissory note. The note bore interest at our primary lender’s prime rate plus 1.00% per annum. The balance outstanding under the loan, included in other receivables, was $302 as of March 31, 2003 (including accrued interest of $102) and was repaid in April 2003.

Consideration for Collateral and Borrowings

Two of our major shareholders, who are also executive officers, otherwise referred to as the Affiliates, pledged an aggregate cash deposit of $2,000 with our primary lender in order to provide a limited guarantee of our obligations. Our primary lender returned the cash deposit to the Affiliates on September 26, 2003 concurrently with our repayment of the supplemental discretionary loan. As consideration to the Affiliates for making the deposit, and based upon the advice of, and a fairness opinion obtained from an independent financial advisor, on March 31, 2003, the Audit Committee approved and the Board of Directors authorized the issuance to each Affiliate 2,000 shares of our common stock with a then aggregate market value of $1,560 ($2,480 as of March 31, 2004) and a warrant to purchase 500 shares of our common stock at an exercise price of $0.50 per share with an aggregate fair value of $305. Also, in January or February 2004, each of the Affiliates advanced us $125, which was repaid without interest in February, 2004.

Warrant Grants and Other Equity Transactions

In June 2004, the Affiliates purchased a total of 2,412 shares of our common stock at $0.35 per share, the prior day closing price per share of our common stock as reported by Nasdaq.

In October 2001, we issued to the Affiliates warrants to purchase a total of 1,250 shares of our common stock at an exercise price of $2.88 per share, the fair market value of our common stock on the grant date. We issued the warrants to the Affiliates in consideration for their services and personal pledge of 1,250 shares of our common stock to our primary lender, as additional security for our supplemental discretionary loans.

In March 2001, relating to a loan participation between our primary lender and junior participants, we issued investors in the junior participation five-year warrants to purchase an aggregate of 2,375 shares of our common stock exercisable at a price of $1.25 per share, which included a total of 1,375 warrants we issued to some of our executive officers and to one of the directors of our Board. For information regarding the junior participation, please see Note 15 (Debt) of the Notes to the Consolidated Financial Statements included herein. The fair value of the warrants of $1,751, based on the Black-Scholes option pricing model, was recorded as a deferred financing cost. We amortized the balance as a non-cash financing expense evenly over two and one-half years through August 31, 2003, the date on which the North American credit agreement was to terminate.

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

We had a cumulative foreign currency translation loss of $2,201 as of March 31, 2004 and $1,795 as of March 31, 2003, which is included in accumulated other comprehensive loss in our statements of stockholders’ equity (deficit). We recorded net foreign currency transaction losses of $628 for the twelve months ended March 31, 2004, $135 for the twelve months ended March 31, 2003, $127 for the seven months ended March 31, 2002, $337 for fiscal 2002, and $249 for fiscal 2001. We recorded net foreign currency transaction gains of $75 for the seven months ended March 31, 2003.

In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.

We have interest rate risk related to our variable interest rate debt outstanding under our North American and International credit agreements. Please see Note 15 (Debt) of the Notes to the Consolidated Financial Statements included herein.

Item	8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Acclaim Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Acclaim Entertainment, Inc. and Subsidiaries (the “Company”) as of March 31, 2004 and March 31, 2003, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the year ended March 31, 2004, the seven months ended March 31, 2003 and each of the years in the two-year period ended August 31, 2002. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for the year ended March 31, 2004, the seven months ended March 31, 2003 and each of the years in the two-year period ended August 31, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acclaim Entertainment, Inc. and Subsidiaries as of March 31, 2004 and March 31, 2003 and the results of their operations and their cash flows for the year ended March 31, 2004, the seven months ended March 31, 2003 and each of the years in the two-year period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1A to the consolidated financial statements, the Company’s working capital and stockholders’ deficits as of March 31, 2004 and recurring use of cash in operating activities raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the accompanying consolidated financial statements, the consolidated balance sheet as of March 31, 2003 and the consolidated statements of stockholders’ (deficit) equity for the seven months ended March 31, 2003 and each of the years in the two-year period ended August 31, 2002, the consolidated statement of cash flows for each of the years in the two-year period ended August 31, 2002 and consolidated statement of operations for the year ended August 31, 2001 have been restated.

New York, New York June 29, 2004	KPMG LLP

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2004	March 31, 2003

		(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$1,148	$4,495
Accounts receivable, net	12,156	24,303
Other receivables	802	3,360
Inventories	5,739	7,711
Prepaid expenses and other current assets	5,785	7,076
Capitalized software development costs, net	119	6,944
Building held for sale	6,336	5,424

Total Current Assets	32,085	59,313
Fixed assets, net	14,845	19,731
Other assets	408	893

Total Assets	$47,338	$79,937

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Convertible notes	$20,327	$—
Short-term borrowings	20,792	40,299
Trade accounts payable	33,469	28,477
Accrued expenses	47,264	28,181
Accrued selling expenses	15,087	26,649
Accrued stock-based expenses	3,620	—
Accrued restructuring costs	1,047	2,299
Mortgage payable	—	4,600
Income taxes payable	1,420	1,234

Total Current Liabilities	143,026	131,739
Long-Term Liabilities
Obligations under capital leases	240	632
Other long-term liabilities	2,055	2,654

Total Liabilities	145,321	135,025

Stockholders’ Deficit
Preferred stock, $0.01 par value; 1,000 shares authorized; none issued	—	—
Common stock, $0.02 par value; 300,000 shares authorized; 109,419 and 96,621 shares issued and outstanding	2,188	1,932
Additional paid-in capital	327,279	313,616
Accumulated deficit	(425,249)	(368,841)
Accumulated other comprehensive loss	(2,201)	(1,795)

Total Stockholders’ Deficit	(97,983)	(55,088)

Total Liabilities and Stockholders’ Deficit	$47,338	$79,937

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended March 31, 2004	Seven Months Ended		Fiscal Years Ended
		March 31, 2003	March 31, 2002	August 31, 2002	August 31, 2001
			(Unaudited)		(Restated)

Net revenue	$142,679	$101,589	$160,188	$268,688	$188,068
Cost of revenue	78,598	76,507	62,891	118,386	62,023

Gross profit	64,081	25,082	97,297	150,302	126,045

Operating expenses
Marketing and selling	32,183	32,295	30,132	57,892	31,631
General and administrative	37,308	24,470	25,165	43,374	40,269
Research and development	38,129	25,392	23,133	44,139	39,860
Stock-based compensation	1,140	79	—	—	—
Restructuring charges	514	4,824	—	—	—
Impairment on building held for sale	—	2,146	—	—	—

Total operating expenses	109,274	89,206	78,430	145,405	111,760

(Loss) earnings from operations	(45,193)	(64,124)	18,867	4,897	14,285

Other income (expense)
Interest expense, net	(5,420)	(3,317)	(4,119)	(5,765)	(10,172)
Non-cash financing expense	(3,330)	(756)	(1,182)	(1,504)	(350)
(Loss) gain on early retirement of debt	—	—	(1,221)	(1,221)	2,795
Other (expense) income	(2,446)	201	(843)	(1,660)	1,699

Total other expense	(11,196)	(3,872)	(7,365)	(10,150)	(6,028)

(Loss) earnings before income taxes	(56,389)	(67,996)	11,502	(5,253)	8,257

Income tax provision (benefit)	19	(191)	(944)	(720)	(106)

Net (loss) earnings	$(56,408)	$(67,805)	$12,446	$(4,533)	$8,363

Net (loss) earnings per share data:

Basic	$(0.53)	$(0.73)	$0.15	$(0.05)	$0.14

Diluted	$(0.53)	$(0.73)	$0.14	$(0.05)	$0.13

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

	Preferred Stock Issued	Common Stock Issued		Additional Paid-In Capital	Notes Receivable	Deferred Compensation

		Shares	Amount
Balance at August 31, 2000	$—	56,625	$1,133	$214,253	$—	$(313)
Net earnings (restated)	—	—	—	—	—	—
Issuances of common stock in private placement	—	9,335	187	28,009	—	—
Issuances of common stock to executive officers	—	720	14	886	—	—
Issuances of common stock for payment of services	—	914	18	2,857	—	—
Issuances of common stock in connection with note retirements	—	6,169	123	15,737	—	—
Escrowed shares received	—	(72)	(1)	1	—	—
Deferred compensation expense	—	—	—	—	—	313
Issuance of common stock for litigation settlements	—	204	4	544	—	—
Exercise of stock options and warrants	—	3,151	63	6,777	(3,595)	—
Warrants issued in connection with bank participation advance	—	—	—	1,751	—	—
Issuance of common stock under employee stock purchase plan	—	233	5	216	—	—
Foreign currency translation loss	—	—	—	—	—	—

Balance at August 31, 2001 (restated)	—	77,279	1,546	271,031	(3,595)	—
Net loss	—	—	—	—	—	—
Issuances of common stock in private placement	—	7,167	143	19,642	—	—
Issuances of common stock for exercises of warrants by executive officers	—	1,125	23	3,352	(3,352)	—
Issuances of common stock in connection with note retirements and conversions	—	5,039	101	18,729	—	—
Exercise of stock options and warrants	—	2,071	41	4,662	—	—
Cancellations of common stock	—	(551)	(11)	11	—	—
Warrants issued and other non-cash charges in connection with supplemental bank loan	—	—	—	732	—	—
Expenses incurred in connection with issuances of common stock	—	—	—	(287)	—	—
Issuance of common stock under employee stock purchase plan	—	341	6	533	—	—
Foreign currency translation loss	—	—	—	—	—	—

Balance at August 31, 2002 (restated)	—	92,471	1,849	318,405	(6,947)	—
Net loss	—	—	—	—	—	—
Exercise of stock options and warrants	—	10	—	11	—	—
Issuance of common stock under employee stock purchase plan	—	140	3	118	—	—
Issuance of common stock to executive officers for providing collateral for credit agreement	—	4,000	80	1,480	—	—
Warrants issued to executive officers for providing collateral for credit agreement	—	—	—	305	—	—
Warrant modification charges in connection with common stock issuance to executive officers	—	—	—	165	—	—
Stock option compensation	—	—	—	79	—	—
Foreign currency translation gain	—	—	—	—	—	—

Balance at March 31, 2003 (restated)	—	96,621	1,932	320,563	(6,947)	—
Net loss	—	—	—	—	—	—
Exercise of stock options and warrants	—	260	5	113	—	—
Issuance of common stock under employee stock purchase plan	—	155	3	97	—	—
Issuance of common stock in private placement, net	—	16,383	328	7,986	—	—
Reclassification of common stock issuance to accrued stock-based expenses	—	(4,000)	(80)	(1,480)	—	—
Payment of notes receivable due from executive officers	—	—	—	—	6,947	—
Foreign currency translation loss	—	—	—	—	—	—

Balance at March 31, 2004	$—	109,419	$2,188	$327,279	$—	$—

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (Continued)

(In thousands)

	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total	Comprehensive Income (loss)

Balance at August 31, 2000	(304,866)	(3,338)	(849)	(93,980)	—
Net earnings (restated)	8,363	—	—	8,363	8,363
Issuances of common stock in private placement	—	3,338	—	31,534	—
Issuances of common stock to executive officers	—	—	—	900	—
Issuances of common stock for payment of services	—	—	—	2,875	—
Issuances of common stock in connection with note retirements	—	—	—	15,860	—
Escrowed shares received	—	—		—	—
Deferred compensation expense	—	—	—	313	—
Issuance of common stock for litigation settlements	—	—	—	548	—
Exercise of stock options and warrants	—	—	—	3,245	—
Warrants issued in connection with bank participation advance	—	—	—	1,751	—
Issuance of common stock under employee stock purchase plan	—	—	—	221	—
Foreign currency translation loss	—	—	(915)	(915)	(915)

Balance at August 31, 2001 (restated)	(296,503)	—	(1,764)	(29,285)	7,448

Net loss	(4,533)	—	—	(4,533)	(4,533)
Issuances of common stock in private placement	—	—	—	19,785	—
Issuances of common stock for exercises of warrants by executive officers	—	—	—	23	—
Issuances of common stock in connection with note retirements and conversions	—	—	—	18,830	—
Exercise of stock options and warrants	—	—	—	4,703	—
Cancellations of common stock	—	—	—	—	—
Warrants issued and other non-cash charges in connection with supplemental bank loan	—	—	—	732	—
Expenses incurred in connection with issuances of common stock	—	—	—	(287)	—
Issuance of common stock under employee stock purchase plan	—	—	—	539	—
Foreign currency translation loss	—	—	(82)	(82)	(82)

Balance at August 31, 2002 (restated)	(301,036)	—	(1,846)	10,425	$(4,615)

Net loss	(67,805)	—	—	(67,805)	(67,805)
Exercise of stock options and warrants	—	—	—	11	—
Issuance of common stock under employee stock purchase plan	—	—	—	121	—
Issuance of common stock to executive officers for providing collateral for credit agreement	—	—	—	1,560	—
Warrants issued to executive officers for providing collateral for credit agreement	—	—	—	305	—
Warrant modification charges in connection with common stock issuance to executive officers	—	—	—	165	—
Stock option compensation	—	—	—	79	—
Foreign currency translation gain	—	—	51	51	51

Balance at March 31, 2003 (restated)	(368,841)	—	(1,795)	(55,088)	$(67,754)

Net loss	(56,408)	—	—	(56,408)	(56,408)
Exercise of stock options and warrants	—		—	118
Issuance of common stock under employee stock purchase plan	—	—	—	100	—
Issuance of common stock in private placement, net.	—	—	—	8,314	—
Reclassification of common stock issuance to accrued stock-based expenses	—	—	—	(1,560)	—
Payment of notes receivable due from executive officers	—	—	—	6,947	—
Foreign currency translation loss	—	—	(406)	(406)	(406)

Balance at March 31, 2004.	$(425,249)	—	$(2,201)	$(97,983)	$(56,814)

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended March 31, 2004	Seven Months Ended		Fiscal Year Ended
		March 31, 2003	March 31, 2002	August 31, 2002	August 31, 2001
			(Restated) (Unaudited)	(Restated)	(Restated)
Cash flows from operating activities:
Net (loss) earnings	$(56,408)	$(67,805)	$12,446	$(4,533)	$8,363
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization	5,511	4,124	4,868	8,467	8,862
Non-cash financing expense	3,330	756	895	1,504	386
Loss (gain) on early retirement of debt	—	—	1,221	1,221	(2,795)
Provision for price concessions and returns, net	29,774	55,938	21,138	67,024	15,899
Deferred compensation expense	—	—	—	—	313
Non-cash royalty charges	—	—	—	—	1,168
Amortization of capitalized software development costs	7,515	17,063	6,597	10,725	1,796
Write-off of capitalized software development costs	300	2,045	—	2,478	—
Impairment charge on building held for sale	—	2,146	—	—	—
Non-cash compensation expense	1,140	79	—	—	—
Loss on fixed asset disposals	220	231	—	—	—
Other non-cash items	30	14	(63)	142	381
Change in operating assets and liabilities:
Accounts receivable	(25,378)	8,125	(42,526)	(102,461)	(21,311)
Other receivables	3,592	(1,532)	(2,262)	446	745
Other assets	100	300	(300)	(225)	25
Inventories	2,567	2,367	(4,514)	(5,843)	660
Prepaid expenses	(212)	891	(1,612)	(1,199)	2,065
Capitalized software development costs	(1,004)	(10,872)	(11,054)	(22,608)	(7,410)
Accounts payable	3,456	(11,382)	(7,869)	6,040	2,554
Accrued expenses	115	(22,635)	(6,128)	27,257	(29,153)
Income taxes payable	(73)	(345)	217	891	1,419
Other long-term liabilities	(620)	(202)	(705)	(845)	(48)

Net cash used in operating activities	(26,045)	(20,694)	(29,651)	(11,519)	(16,081)

Cash flows from investing activities:
Acquisition of fixed assets	(597)	(733)	(2,122)	(5,082)	(1,033)
Proceeds from disposal of fixed assets	394	79	7	7	1,237
Deposit on building held for sale	6,247	—	—	—	—
Other assets	75	31	(184)	(184)	(289)

Net cash provided by (used in) investing activities	6,119	(623)	(2,299)	(5,259)	(85)

See notes to consolidated financial statements.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Fiscal Year Ended March 31, 2004	Seven Months Ended		Fiscal Year Ended
		March 31, 2003	March 31, 2002	August 31, 2002	August 31, 2001
			(Restated) (Unaudited)	(Restated)	(Restated)
Cash flows from financing activities:
Proceeds from bank participation advance	—	—	—	—	9,500
Repayment of convertible notes	—	—	(12,190)	(12,190)	(5,997)
Proceeds from issuance of convertible notes, net of expenses	25,579	—	—	—	—
Payment of mortgages	(4,889)	(483)	(884)	(1,027)	(1,176)
Proceeds from repayment of notes receivable due from officers	6,947	—	—	—	—
Repayment of promissory notes	(603)	—	—	—	—
(Payment of) proceeds from short-term bank loans, net	(19,302)	(23,401)	11,757	29,368	(4,951)
Proceeds from exercises of stock options and warrants	118	11	3,278	4,726	3,245
Payment of obligations under capital leases	(853)	(662)	(263)	(564)	(222)
Net proceeds from issuances of common stock	8,314	—	21,523	19,498	36,368
Net proceeds from issuances of common stock under employee stock purchase plan	100	121	245	539	221

Net cash provided by (used in) financing activities	15,411	(24,414)	23,466	40,350	36,988

Effect of exchange rate changes on cash	1,168	(778)	(205)	635	(763)

Net (decrease) increase in cash and cash equivalents	(3,347)	(46,509)	(8,689)	24,207	20,059

Cash and cash equivalents: beginning of period	4,495	51,004	26,797	26,797	6,738

Cash and cash equivalents: end of period	$1,148	$4,495	$18,108	$51,004	$26,797

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for payment of accrued royalties payable	$—	$—	$—	$—	$2,719
Issuance of common stock for payment of convertible notes and related accrued interest	$—	$—	$13,309	$13,309	$7,597
Issuance of common stock for bank loan collateral	$—	$1,560	$—	$—	$—
Issuance of stock warrants for bank loan collateral	$—	$305	$—	$—	$—
Acquisition of equipment under capital leases	$194	$262	$280	$1,252	$—
Conversion of notes to common stock	$—	$—	$4,300	$4,300	$—

Cash paid during the period for:
Interest	$4,296	$3,727	$7,163	$9,814	$10,993
Income taxes	$242	$77	$609	$—	$410

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

For the fiscal year ended March 31, 2004, we had a net loss of $56,408 and used $26,045 of cash in operating activities. As of March 31, 2004, we had a stockholders’ deficit of $97,983, a working capital deficit of $110,941 and cash and cash equivalents of $1,148. Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Our working capital and stockholders’ deficits as of March 31, 2004 and the recurring use of cash in operating activities raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our short-term liquidity has been supplemented with borrowings under our North American and International credit facilities with GMAC, our primary lender. As of March 31, 2004, our primary lender had advanced to us a supplemental discretionary loan of $2,000 which we repaid as of April 8, 2004.

On May 4, 2004, our primary lender and we amended our North American credit agreement to allow for a supplemental discretionary loan of $3,000 and the termination of the North American and International credit agreements on June 20, 2004. On June 18, 2004, we entered into an Extension Agreement with GMAC, which amended the Waiver and Amendment agreement signed by us and GMAC on May 4, 2004. Under the Extension Agreement, GMAC has agreed to extend the date upon which our banking agreement with GMAC will terminate, from June 20, 2004 to August 4, 2004. Additionally, on May 4, 2004, we entered into a letter of intent with a proposed new lender, for a $30,000 asset-based credit facility, with an equity component, to replace the credit agreement with GMAC. We are currently working with the proposed new lender in order to implement timely the new credit facility which is subject to the execution of definitive documentation by both parties. However, there is no assurance that the new credit facility or any other facility will be consummated.

During fiscal 2003, to enhance our short-term liquidity, we implemented targeted expense reductions through a business restructuring. In connection with the restructuring, we reduced our fixed and variable expenses, closed our Salt Lake City, Utah software development studio, redeployed various company assets, eliminated certain marginal software titles under development, reduced our staff and staff related expenses and lowered our overall marketing expenditures.

In February 2004, we completed the sale of our 9% senior convertible subordinated notes from which we raised gross proceeds of $15,000. In September and October 2003, we completed the sale of our 16% convertible

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

subordinated notes, resulting in gross proceeds of $11,863. As of June 22, 2004, subsequent to March 31, 2004 investors holding $5,463 of the 16% convertible subordinated notes had converted their notes into 9,584 shares of our common stock. As of June 29, 2004, we were in default on our 16% convertible notes with respect to interest payments and late registration payments due under the notes. We are in continued discussions with the holders of the convertible notes and believe that we will be successful in obtaining a waiver of those defaults; however, there can be no assurance that we will be successful in obtaining these waivers. Due to our default under the 16% convertible subordinated notes, for which we are seeking waivers, the note holders may declare the principal and accrued interest balances outstanding immediately due and therefore we have classified the 16% convertible subordinated notes as short-term debt as of March 31, 2004.

In June 2003, we completed a private placement of 16,383 shares of our common stock to a limited group of private investors, resulting in net proceeds to us of $8,314.

Our future liquidity will significantly depend in whole or in part on our ability to (1) replace by August 4, 2004 the credit agreement with our current primary lender with a new lender, (2) timely develop and market new software products that meet or exceed our operating plans, (3) continue to realize long-term benefits from our implemented expense reductions (4) resolve or obtain waivers for any defaults under our convertible note agreements and (5) continue to receive the support of certain key suppliers and vendors. If we do not implement the new credit facility, substantially achieve our overall projected revenue levels as reflected in our business operating plan, continue to realize additional benefits from the expense reductions we have already implemented and continue to receive the support of key suppliers and vendors, we will either need to make further significant expense reductions, including, without limitation, the sale of assets or the consolidation or closing of certain operations, additional staff reductions, and/or the delay, cancellation or reduction of certain product development and marketing programs. Additionally, some of these measures may require third party consents or approvals from our primary lender and others, and there can be no assurance those consents or approvals will be obtained.

If these measures are not attained, we cannot assure our stockholders that our future operating cash flows will be sufficient to meet our operating requirements and debt service requirements. If any of the preceding events were to occur, our operations and liquidity would be materially and adversely affected and we could be forced to cease operations.

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

On January 21, 2004, we received a letter from Nasdaq indicating that the Company had been granted an extension, until January 24, 2005, within which to regain compliance with the minimum $1.00 bid price per share requirement of The Nasdaq SmallCap Market. In the notice, the Nasdaq staff noted that since the Company meets the initial inclusion criteria for The Nasdaq SmallCap Market under Marketplace Rule 4310(c), it is eligible for this additional compliance period. However, if prior to January 24, 2005, the bid price of the Company’s common stock does not close at $1.00 per share or more for a minimum of 10 consecutive trading days, then the Company is required to (1) seek shareholder approval for a reverse stock split at or before its next shareholder meeting and (2) promptly thereafter effectuate the reverse stock split. The Company has committed to Nasdaq to

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

effectuate those measures in the event compliance is not achieved prior to January 24, 2005. If at any time before January 24, 2005, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Nasdaq staff will provide notification that the Company complies with Marketplace Rule 4310(c)(8)(D). The Company cannot provide any assurance that it will receive an affirmative vote of its stockholders authorizing a reverse stock split, if required, nor that the Company will regain compliance with the minimum bid price requirement.

B.  Change in Fiscal Year

In January 2003, our Board of Directors approved a plan to change our fiscal year end from August 31 to March 31. The accompanying consolidated financial statements include our results of operations for the audited fiscal year ended March 31, 2004, the seven-month transition fiscal year ended March 31, 2003, the comparative unaudited results of operations for the seven months ended March 31, 2002 and the audited results of operations for the fiscal years ended August 31, 2002 and 2001 (restated). Our quarterly closing dates occur on the Sunday closest to the last day of the calendar quarter, which encompasses the following quarter ending dates for fiscal 2005.

Quarter	Quarter End Date
First	June 27, 2004
Second	September 26, 2004
Third	December 26, 2004
Fourth	March 31, 2005

C.  Principles of Consolidation

The consolidated financial statements include the financial results of Acclaim Entertainment, Inc. and Acclaim’s wholly-owned subsidiaries. Our consolidated financial statements exclude all intercompany balances and transactions.

D.  Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, consisting of taxable municipal securities and money market funds, amounted to $240 as of March 31, 2004. We had no cash equivalents as of March 31, 2003.

E.  Financial Instruments

The March 31, 2004 and March 31, 2003 values of receivables, trade accounts payable and accrued expenses approximated their fair values due to their short maturities. The March 31, 2004 and March 31, 2003 carrying values of bank borrowings and mortgage notes payable approximated their fair values because these instruments bear interest at rates that are adjusted for market rate fluctuations. The fair value of the 9% and 16% Convertible Subordinated Notes as of March 31, 2004 was $12,571 and $10,098, respectively.

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

The timing of when we recognize revenue generally differs for our retail customers and distributor customers. For retail customers, we recognize software product revenue when the products are shipped to the retail customers. Because we do not provide extended payment terms and our revenue arrangements with retail customers do not include multiple deliverables such as upgrades, postcontract customer support or other elements, our selling price for software products is fixed and determinable when titles are shipped to retail customers. We generally deem collectibility probable when we ship titles to retail customers as the majority of these sales are to major retailers that possess significant economic substance, the arrangements consist of payment terms of 60 days, and the customers’ obligation to pay is not contingent on the resale of product in the retail channel. For distributor customers, collectibility is deemed probable and we recognize revenue on the earlier to occur of when the distributor pays the invoice or when the distributor provides persuasive evidence that the product has been resold, assuming all other revenue recognition criteria have been met. For product shipped on consignment, we recognize revenue when the customer provides persuasive evidence that the product has been resold.

We are generally not contractually obligated and generally do not accept returns, except for defective product. However, we grant price concessions to our customers who primarily are major retailers that control the market access to the consumer when those concessions are necessary to maintain our relationship with the retailers and gain access to their retail channel customers. If the consumers’ demand for a specific title falls below expectations or significantly declines below previous rates of sell-through, then, we generally will provide a price concession or credit to spur further sales by the retailer to maintain the customer relationship. In circumstances when a price concession cannot be agreed upon, we generally will accept a product return. We record revenue net of an allowance for estimated price concessions and returns. We must make significant estimates and judgments when determining the appropriate allowance for price concessions and returns in any accounting period. In order to derive and evaluate those estimates, we analyze historical price concessions and returns, current sell-through of product and retailer inventory, current economic trends, changes in consumer demand and acceptance of our products in the marketplace, among other factors.

Allowances for price concessions and returns are reflected as a reduction of accounts receivable when we have agreed to grant credits to our customers; otherwise, they are reflected as an accrued liability. Our allowance for price concessions and returns, including both the accounts receivable and accrued liability components, is summarized below:

	March 31, 2004	March 31, 2003
Gross accounts receivable (please see note 4)	$20,470	$50,980

Allowances:
Allowance for price concessions and returns (please see note 4)	$8,314	$26,677
Accrued price concessions (please see note 12)	10,740	19,623
Accrued rebates (please see note 12)	1,192	2,010

Total allowances	$20,246	$48,310

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

I.  Software Development Costs

We account for our software development costs in accordance with Statement of Financial Accounting Standard No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.” Under SFAS No. 86, we expense software development costs as incurred until we determine that the software is technologically feasible. Generally, to establish whether the software is technologically feasible, we require the product to be a sequel and possess a proven game engine that has been successfully utilized in a previous product. We assess its detailed program designs to verify that the working model of the game engine has been tested against the product design. Once we determine that the entertainment software is technologically feasible and we have a basis for estimating the recoverability of the development costs from future cash flows, we capitalize the remaining software development costs until the software product is released.

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

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

K.  Fixed Assets

We record property and equipment at cost. We include the asset values of capitalized leases in fixed assets and reflect the associated liabilities as obligations under capital leases. We depreciate our assets in equal amounts over their estimated useful lives as summarized below:

Buildings and improvements	1 to 20 years
Furniture, fixtures, and equipment	1 to 7 years
Automotive equipment	3 to 5 years

L.  Interest Expense, Net

Interest expense, net is comprised of:

	Fiscal Year Ended March 31, 2004	Seven Months Ended		Fiscal Year Ended
		March 31, 2003	March 31, 2002	August 31, 2002	August 31, 2001
			(Unaudited)
Interest income	$230	$465	$480	$1,455	$471
Interest expense	(5,650)	(3,782)	(4,599)	(7,220)	(10,643)

	$(5,420)	$(3,317)	$(4,119)	$(5,765)	$(10,172)

M.  Income Taxes

We recognize deferred tax assets and liabilities related to the future tax consequences attributable to temporary differences between the financial statement and tax basis carrying amounts of existing assets and liabilities. We calculate the value of our deferred tax assets and liabilities by multiplying the value of temporary differences by the future enacted tax rates we expect will apply to taxable income in the years in which we expect those temporary differences will reverse. If our expectation of future tax rates changes, we recognize the effect on deferred tax assets and liabilities in income in the period that includes the enactment date. We have recorded a valuation allowance as of March 31, 2004 and March 31, 2003 due to the uncertainty of our ability to recover our deferred tax assets in future periods.

N.  Foreign Currency

We translate assets and liabilities of our foreign operations using rates of exchange at the end of each reporting period. Operating results of our foreign operations are translated using average rates of exchange in effect for each reporting period. The exchange rate differential creates unrealized foreign currency translation gains and losses, which we classify in accumulated other comprehensive income or loss, a separate component of stockholders’ (deficit) equity.

Generally, we realize foreign currency transaction gains and losses in connection with sales to our customers in foreign countries, which we effect through our foreign subsidiaries, as well as in connection with intercompany transactions with our foreign subsidiaries. We classify realized foreign currency transaction gains (losses) in other income (expense), which amounted to $(628) for the fiscal year ended March 31, 2004, $75 for the seven months ended March 31, 2003, $(127) for the seven months ended March 31, 2002, $(337) for fiscal 2002 and $(249) for fiscal 2001.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

O.  Shipping and Handling Costs

We record shipping and handling costs as a component of general and administrative expenses. We do not invoice our customers for and have no revenue related to shipping and handling costs. These costs amounted to $4,158 for the fiscal year ended March 31, 2004, $2,755 for the seven months ended March 31, 2003, $2,680 for the seven months ended March 31, 2002, $5,057 for fiscal 2002 and $3,994 for fiscal 2001.

P.  Stock-based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, (SFAS 148) “Accounting for Stock-Based Compensation—Transition and Disclosure”, amending FASB Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in calendar 2005. We will continue to monitor their progress on the issuance of this standard as well as evaluate our position with respect to current guidelines.

The per share weighted average fair value of stock options granted was $0.47 for the fiscal year ended March 31, 2004, $0.68 for the seven months ended March 31, 2003, $1.66 for the seven months ended March 31, 2002, $1.57 for the fiscal year ended August 31, 2002 and $1.70 for the fiscal year ended August 31, 2001, on the dates of grant. We used the Black Scholes option-pricing model to calculate the fair values of the stock options we granted with the following weighted-average assumptions:

	Fiscal Year Ended March 31, 2004	Seven Months Ended		Fiscal Years Ended
		March 31, 2003	March 31, 2002	August 31, 2002	August 31, 2001
			(Unaudited)
Expected dividend yield	0%	0%	0%	0%	0%
Risk free interest rate	2.1%	2.2%	3.5%	3.5%	3.1%
Expected stock volatility	123%	125%	52%	52%	142%
Expected option life	3 yrs	3 yrs	3 yrs	3 yrs	3 yrs

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

	Fiscal Year Ended March 31, 2004	Seven Months Ended		Fiscal Years Ended
		March 31, 2003	March 31, 2002	August 31, 2002	August 31, 2001
			(Unaudited)		(Restated)
Net earnings (loss):
As reported	$(56,408)	$(67,805)	$12,446	$(4,533)	$8,363
Add: Stock-based compensation expense included in net loss (please see note 13)	1,140	79	—	—	—
Deduct: Total stock-based employee compensation expense using fair value method	(4,132)	(3,425)	(5,436)	(5,058)	(1,405)

Pro forma	$(59,400)	$(71,151)	$7,010	$(9,591)	$6,958

Diluted net earnings (loss) per share:
As reported	$(0.53)	$(0.73)	$0.14	$(0.05)	$0.13

Pro forma	$(0.56)	$(0.77)	$0.08	$(0.11)	$0.10

Q.  Comprehensive Income (Loss)

We present comprehensive income (loss) within our consolidated statements of stockholders’ (deficit) equity. Comprehensive income (loss) reflects net earnings (loss) adjusted for foreign currency translation gains (losses).

R.  Earnings (Loss) Per Share

We calculate basic earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding. We calculate diluted earnings (loss) per share by dividing net earnings (loss) by the total of (1) the weighted average number of shares of common stock outstanding (2) the equivalent weighted average number of shares of our common stock that dilutive common stock options and warrants outstanding represent and (3) the equivalent weighted average number of shares of our common stock that dilutive convertible notes outstanding represent. Please see note 18.

S.  Estimates

To prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make estimates and assumptions that affect the amounts of reported assets and liabilities, the disclosures for contingent assets and liabilities on the date of the financial statements and the amounts of revenue and expenses during the reporting period. Actual results could differ from our estimates. Among the more significant estimates we included in these consolidated financial statements is our allowance for price concessions and returns, valuation allowances for inventory and valuation

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

allowances for the recoverability of prepaid royalties and deferred income taxes. During the seven months ended March 31, 2003, net revenue decreased by $14,438 when we increased our August 31, 2002 allowance for price concessions and returns because actual product sell-through in the retail channel during the subsequent 2002 holiday season and through the end of March 2003, particularly for the Turok: Evolution software title released in the fourth quarter of fiscal 2002, demonstrated that additional allowances were required.

T.  Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	RESTATEMENT

We have restated our previously issued consolidated financial statements for the quarters ended June 2, 2001 and August 31, 2001 and the fiscal year ended August 31, 2001, balance sheets as of each quarter and fiscal year end from December 2, 2001 through December 28, 2003, statement of operations for the quarters ended June 2, 2002 and August 31, 2002 and statement of cash flows for the fiscal year ended August 31, 2002 and all the quarters within fiscal 2002. The restatement resulted from an accounting error in March 2001, when we entered into a $9,500 bank participation agreement with our primary lender (please see note 15F), and recorded the advance balance incorrectly. The error resulted in an understatement of debt and an overstatement of net earnings in fiscal 2001 by $9,500. The correction of the error resulted in a reduction of bonuses for fiscal 2001 that were based on pre-tax income by $570, which were repaid to us in June 2004. The restatement also resulted from the correction of adjustments for reconciling items related to bank advances aggregating $380 that were recorded in the fourth quarter of fiscal 2002 that should have been recorded in the third quarter of fiscal 2002.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

The restatement had the following impact on the consolidated financial statements:

	Fiscal 2001

	June 2, 2001		August 31, 2001

	As Previously Reported	As Restated	As Previously Reported	As Restated

	(Unaudited)
Consolidated balance sheet:
Accounts receivable, net	$29,163	$29,163	$46,704	$36,704
Total current assets.	38,722	38,722	88,430	78,430
Total assets.	77,876	77,876	125,630	115,630
Short-term borrowings	10,587	14,877	25,428	24,928
Accrued expenses	40,399	40,399	31,582	31,012
Total current liabilities	125,821	130,111	127,843	126,773
Total liabilities	144,499	148,789	145,985	144,915
Accumulated deficit	(286,151)	(290,441)	(287,573)	(296,503)
Total stockholders’ deficit.	(66,623)	(70,913)	(20,355)	(29,285)
Total liabilities and stockholders’ deficit	77,876	77,876	125,630	115,630

Consolidated statement of operations:
Quarter
Net revenues	$38,642	$34,352	$46,529	$41,319
Gross profit.	27,378	23,088	33,424	28,214
General and administrative expenses	9,530	9,530	10,939	10,369
Total operating expenses.	24,949	24,949	28,164	27,594
Earnings (loss) from operations	2,429	(1,861)	5,260	620
Earnings (loss) before income taxes	7,377	3,087	(1,736)	(6,376)
Net earnings (loss)	7,367	3,077	(1,422)	(6,062)
Year-to-date
Net revenues.	$151,039	$146,749	$197,568	$188,068
Gross profit.	102,121	97,831	135,545	126,045
General and administrative expense.	29,900	29,900	40,839	40,269
Total operating expenses.	84,166	84,166	112,330	111,760
Earnings from operations	17,955	13,665	23,215	14,285
Earnings before income taxes	18,923	14,633	17,187	8,257
Net earnings.	18,715	14,425	17,293	8,363

Consolidated statement of cash flows:
Operating activities:
Net earnings	$18,715	$14,425	$17,293	$8,363
Provision for price concessions and returns, net	7,856	12,146	6,399	15,899
Change in operating assets and liabilities:
Accounts receivable.	(22,692)	(26,982)	(21,811)	(21,311)
Accrued expenses	—	—	(28,583)	(29,153)
Net cash used in operating activities	(9,318)	(13,608)	(16,581)	(16,081)
Financing activities:
(Payment of) proceeds from short-term bank loans, net	(2,814)	1,476	(4,451)	(4,951)
Net cash provided by financing activities	4,820	9,110	37,488	36,988

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

	Fiscal 2002
	December 2, 2001		March 3, 2002		June 2, 2002		August 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Unaudited)		(Unaudited)		(Unaudited)
Consolidated balance sheet:
Short-term borrowings	$35,230	$44,730	$34,756	$44,256	$37,629	$46,749	$54,508	$64,008
Accrued expenses	34,180	33,610	37,153	36,583	31,670	31,100	44,828	44,258
Total current liabilities	142,114	151,044	113,063	121,993	110,167	118,717	155,947	164,877
Total liabilities	159,986	168,916	130,026	138,956	127,110	135,660	163,540	172,470
Accumulated deficit	(270,212)	(279,142)	(266,411)	(275,341)	(263,876)	(272,426)	(292,106)	(301,036)
Total stockholders’ (deficit) equity	(1,240)	(10,170)	43,438	34,508	47,185	38,635	19,355	10,425
Consolidated statement of operations:
Quarter
Net revenues					$62,863	$63,851	$54,055	$53,067
Gross profit					36,172	37,160	20,833	19,845
Earnings (loss) from operations					3,324	4,312	(25,132)	(26,120)
Interest expense, net					(1,167)	(1,775)	(1,362)	(754)
Total other income (expense)					(764)	(1,372)	(2,874)	(2,266)
Earnings (loss) before income taxes					2,560	2,940	(28,006)	(28,386)
Net earnings (loss)					2,535	2,915	(28,230)	(28,610)
Year-to-date
Net revenues					$214,633	$215,621
Gross profit					129,469	130,457
Earnings (loss) from operations					30,029	31,017
Interest expense, net					(5,907)	(6,515)
Total other income (expense)					(7,276)	(7,884)
Earnings (loss) before income taxes					22,753	23,133
Net earnings (loss)					23,697	24,077
Consolidated statement of cash flows:
Operating activities:
Net earnings					$23,697	$24,077
Provision for price concessions and returns, net					21,626	20,638
Change in operating assets and liabilities:
Accounts receivable.	$(33,011)	$(43,011)	$(35,419)	$(45,419)	$(41,926)	$(50,938)	$(92,461)	$(102,461)
Net cash used in operating activities.	(15,826)	(25,826)	(2,323)	(12,323)	(6,106)	(15,726)	(1,519)	(11,519)
Financing activities:
Proceeds from short-term bank loans, net	10,015	20,015	9,650	19,650	12,659	22,279	19,368	29,368
Net cash provided by financing activities.	11,502	21,502	21,663	31,663	24,038	33,658	30,350	40,350

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

	Seven Months Ended March 31, 2003
	December 1, 2002		December 29, 2002		March 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Unaudited)		(Unaudited)
Consolidated balance sheet:
Short-term borrowings	$19,398	$28,898	$26,403	$35,903	$30,799	$40,299
Accrued expenses	34,908	34,338	27,469	26,899	28,751	28,181
Total current liabilities	114,648	123,578	112,735	121,665	122,809	131,739
Total liabilities	121,919	130,849	120,034	128,964	126,095	135,025
Accumulated deficit	(305,977)	(314,907)	(314,931)	(323,861)	(359,911)	(368,841)
Total stockholders’ (deficit) equity	5,682	(3,248)	(3,021)	(11,951)	(46,158)	(55,088)

	Fiscal 2004

	June 29, 2003		September 28, 2003		December 28, 2003

	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Unaudited)		(Unaudited)		(Unaudited)
Consolidated balance sheet:
Other receivables	$2,745	$3,315	$598	$1,168	$386	$956
Total current assets.	37,333	37,903	43,105	43,675	40,977	41,547
Total assets	56,439	57,009	61,348	61,918	58,181	58,751
Short-term borrowings	16,465	25,965	14,567	24,067	20,690	30,190
Total current liabilities	106,733	116,233	110,314	119,814	109,880	119,380
Total liabilities	110,053	119,553	116,370	125,870	122,073	131,573
Accumulated deficit	(377,960)	(386,890)	(381,965)	(390,895)	(390,959)	(399,889)
Total stockholders’ deficit	(53,614)	(62,544)	(55,022)	(63,952)	(63,892)	(72,822)
Total liabilities and stockholders’ deficit	56,439	57,009	61,348	61,918	58,181	58,751

3.	LICENSE AGREEMENTS

We and various Sony computer entertainment companies (collectively, “Sony”) have entered into agreements pursuant to which we maintain a non-exclusive, non-transferable license to utilize the “Sony” name and its proprietary information and technology in order to develop and distribute software for PlayStation and PlayStation 2 in various territories throughout the world, including North America, Australia, Europe and Asia. We pay Sony a royalty fee, plus the manufacturing cost, for each unit Sony manufactures for us. This payment is made upon the manufacture of the units. In March 2004, our agreements with Sony for PlayStation platforms renewed automatically and expire in March 2005.

We and various Nintendo entertainment companies (collectively, “Nintendo”) have entered into agreements pursuant to which we maintain a non-exclusive, non-transferable license to utilize the “Nintendo” name and its proprietary information and technology in order to develop and distribute software for GameCube in North America, for Game Boy Advance in Australia, Europe, New Zealand and North America and for Game Boy and Game Boy Color in various territories, including North America, Australia, Europe and New Zealand. We pay Nintendo a fixed amount per unit, based in part, on memory capacity and chip configuration. This amount includes the cost of manufacturing, printing and packaging of the unit, as well as a royalty for the use of Nintendo’s name, proprietary information and technology. These fees and charges are subject to adjustment by Nintendo in its discretion. Our agreements with Nintendo expire at various times in 2004 and, although there are no assurances, we do not expect any difficulties in renewing those licenses.

We and Microsoft have entered into an agreement pursuant to which we have a non-exclusive, non-transferable license to design, develop and distribute software for the Xbox system. Territories where Xbox

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

software may be distributed by us are determined on a title-by-title basis by Microsoft when the concept of the applicable software title is approved by Microsoft. We pay Microsoft a royalty fee for each unit of finished products manufactured on our behalf by third-party manufacturers approved by Microsoft. Our agreement with Microsoft expires in 2004 and renews automatically for 1 year terms.

We do not have the right to directly manufacture any CDs or DVDs or cartridges that contain our software for Sony’s PlayStation or PlayStation 2, or Nintendo’s GameCube, Game Boy Color or Game Boy Advance systems. We do have the right to manufacture CDs or DVDs for the Xbox system through subcontractors pre-approved by Microsoft. Please see note 22A. The cost of manufacturing our software products, and the royalties due Nintendo, Sony and Microsoft, are included in cost of revenue.

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

4.	ACCOUNTS RECEIVABLE

Accounts receivable are comprised of:

	March 31, 2004	March 31, 2003
Assigned receivables due from factor	$16,931	$42,704
Unfactored accounts receivable	3,539	8,276

	20,470	50,980
Allowance for price concessions and returns	(8,314)	(26,677)

	$12,156	$24,303

We and our primary lender are parties to a factoring agreement. Pursuant to an amendment to the factoring agreement in June 2004, the factoring agreement will terminate in August 4, 2004. On May 4, 2004, we entered into a letter of intent with a proposed new lender. Please see note 15C.

Under the current factoring agreement, we assign to our primary lender and our primary lender purchases from us, our U.S. accounts receivable on the approximate dates that our accounts receivable are due from our customers. Our primary lender remits payments to us for the assigned U.S. accounts receivable that are within the financial parameters set forth in the factoring agreement. Those financial parameters include requirements that invoice amounts meet approved credit limits and that the customer does not dispute the invoices. The purchase price of our accounts receivable that we assign to the factor equals the invoiced amount, which is adjusted for any returns, discounts and other customer credits or allowances.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

Before our primary lender purchases our U.S. accounts receivable and remits payment to us for the purchase price, it may, in its discretion, provide us cash advances under our North American credit agreement (please see note 15C) taking into account the assigned receivables due from our customers, among other factors. As of March 31, 2004, our primary lender was advancing us 60% of the eligible receivables due from our retail customers. The factoring charge equal to 0.25% of assigned accounts receivable, with invoice payment terms of up to 60 days and an additional 0.125% for each additional 30 days or portion thereof, is recorded in interest expense. Additionally, our factor, utilizing an asset based borrowing formula, advances us cash equal to 50% of our inventory that is not in excess of 60 days old.

5.	OTHER RECEIVABLES

Other receivables are comprised of:

	March 31, 2004	March 31, 2003

Notes receivable and accrued interest due from officers (please see note 2 and 22B)	$645	$1,469
Licensing fee recovery	—	1,415
Other	157	476

	$802	$3,360

6.	INVENTORIES

	March 31, 2004	March 31, 2003
Raw material and work-in-process	$485	$131
Finished goods	5,254	7,580

	$5,739	$7,711

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of:

	March 31, 2004	March 31, 2003
Prepaid advertising	$344	$414
Prepaid product	379	28
Prepaid insurance	1,344	3,122
Prepaid taxes	37	353
Royalty advances	935	754
Deferred financing costs (please see notes 15A, 15B and 20C)	1,666	1,724
Fair value of derivative (please see note 15A)	270	—
Other prepaid expenses	810	681

	$5,785	$7,076

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

In March 2003, we committed ourselves to a plan to sell our building located in the United Kingdom. Since then the building has not been in use. On November 28, 2003, we entered into an agreement for the sale and leaseback of the building. Under the terms of the agreement, the buyer purchased the building for $8,849 (£4,888) and we contracted to lease the building for 15.5 years at an annual rent of $832 (£460), subject to adjustment. According to the guidance in Statement of Financial Accounting Standard No. 66 “Accounting for Sales of Real Estate,” due to our continuing requirement to complete improvements to the building at our cost, which are necessary in order to make the building suitable for occupancy, and the buyer’s right under the terms of the agreement to defer the remaining payments due until the work is completed, the conditions required for sale recognition had not been met as of March 31, 2004. As of March 31, 2004, we classified the cash we received from the buyer of $6,964 (£3,848) as a deposit payable in accrued expenses. Of the deposit received, $4,719 (£2,783) was used to repay the outstanding balance of the mortgage payable and related interest associated with the building. All criteria for sale recognition are expected to be met and we will record the sale when we have fulfilled our obligation to complete improvements to the building. Upon recognition of the sale, we will record a deferred gain of approximately $2,475 (£1,367), net of related transaction costs, which will be recognized on a straight line basis over the 15.5 year life of our lease as a reduction to rent expense. As of March 31, 2004, the net carrying value of the building was $6,336 (£3,448). Rent expense associated with the lease is being recorded on a straight-line basis, which resulted in deferred rent of $269 as of March 31, 2004 included in other long-term liabilities in the accompanying balance sheet.

9.	FIXED ASSETS

Fixed assets are comprised of:

	March 31, 2004	March 31, 2003

Buildings and improvements	$19,557	$20,155
Furniture, fixtures and equipment	19,257	43,405
Automotive equipment	320	394

	39,134	63,954
Accumulated depreciation	(24,289)	(44,223)

	$14,845	$19,731

During fiscal 2001, we sold one of our buildings for $1,200, which approximated its net book value.

10.	OTHER ASSETS

Other assets are comprised of:

	March 31, 2004	March 31, 2003

Deferred financing costs, net	$—	$320
Deposits	408	473
Notes receivable due from officers (please see note 22B)	—	100

	$408	$893

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

11.	ACCRUED EXPENSES

Accrued expenses are comprised of:

	March 31, 2004	March 31, 2003
		(Restated)
Accrued advertising and marketing	$303	$300
Accrued consulting and professional fees	2,864	1,201
Accrued excise and other taxes	2,469	1,197
Deposit payable on building held for sale (please see note 8)	6,964	—
Accrued liabilities for derivatives (please see note 15A and 15B)	8,107	—
Accrued fair value of convertible note placement agent warrants	416	—
Accrued duty and freight	989	887
Accrued litigation	1,378	1,535
Accrued payroll	3,294	3,432
Accrued purchases	7,814	4,893
Accrued royalties payable and licensing obligations	7,742	12,188
Accrued interest	1,354	104
Deferred revenue	1,698	61
Other accrued expenses	1,872	2,383

	$47,264	$28,181

12.	ACCRUED SELLING EXPENSES

Accrued selling expenses are comprised of:

	March 31, 2004	March 31, 2003
Accrued cooperative advertising	$1,477	$3,187
Accrued price concessions	10,740	19,623
Accrued sales commissions	1,678	1,829
Accrued rebates	1,192	2,010

	$15,087	$26,649

Accrued sales commissions of $1,094 were settled by the issuance of 2,420 shares of common stock in April or June 2004.

13.	ACCRUED STOCK-BASED EXPENSES

Accrued stock-based expenses is comprised of liabilities that are expected to be settled through the issuance of 5,500 shares of our common stock (4,000 shares, in the aggregate, to two executive officers and 1,500 shares to another executive for his appointment as CEO), but which require stockholder approval prior to such issuances under NASD Rules. The Compensation Committee and the Board of Directors approved the issuance of the 1,500 common shares to an executive officer for his promotion to CEO in May 2003 and the 4,000 common shares to two other executive officers in March 2003 (please see note 15D). Until our stockholders vote on whether to approve the issuance of the 4,000 shares, the liabilities associated with those shares will fluctuate with

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

the market value of the related common stock, which was $0.62 per share on March 31, 2004. On January 20, 2004, our stockholders approved the issuance of the 1,500 shares to our CEO at which time the associated compensation expense was fixed at $1,140, based on the market value of our common stock on that date. The fair value of the 4,000 shares was $2,480 as of March 31, 2004, based on the market value of our common stock on that date. The fair values of the 4,000 shares and 1,500 shares were reflected as accrued stock-based expenses as of March 31, 2004. Although the issuance of the 1,500 shares was approved by our stockholders, the obligation is included in accrued liabilities and not equity, since the common shares were not issued to our CEO as of March 31, 2004. Non-cash financing expense for the fiscal year ended March 31, 2004 related to the 4,000 shares was $2,211 or the excess of the market value of such shares as of March 31, 2004 over the portion of such market value that had been amortized in fiscal 2003 ($269). Stock-based compensation for the fiscal year ended March 31, 2004 included $1,140 for the issuance of the 1,500 shares.

14.	ACCRUED RESTRUCTURING CHARGES

In December 2002 and January 2003, we restructured our operations in order to lower our operating expenses and improve our operating cash flows. Under the plan, we closed our software development studio located in Salt Lake City, Utah, and reduced global administrative headcount. The studio closing was designed to achieve financial efficiencies through consolidation of all our domestic internal product development. The closure of the development studio and reduction of our global administrative headcount reduced our overall headcount by approximately 100 employees and resulted in initial restructuring charges of $4,824 during fiscal 2003. The restructuring charges included accruals for employee termination costs, the write-off of certain fixed assets and leasehold improvements and the accrual of the development studio lease commitment, which was net of estimated sub-lease rental income. During the fiscal year ended March 31, 2004, we recorded restructuring charges of $514 due to the change in net present value of accrued restructuring costs as well as an adjustment to our forecast of sub-lease rental income and interest. The development studio lease commitment expires in May 2007 and the employee severance agreements expired over various periods through April 2004.

The following table presents the components of restructuring charges incurred for the fiscal year ended March 31, 2004 and the seven months ended March 31, 2003 and the change in accrued restructuring charges from August 31, 2002 to March 31, 2003 and from March 31, 2003 to March 31, 2004.

	Fiscal Year Ended March 31, 2004	Seven Months Ended March 31, 2003

Accrued restructuring costs, beginning of period	$2,299	$—
Charges
Severance and other employee termination benefits	—	3,783
Lease commitment, net of estimated sub-lease rental income	—	567
Asset write-offs	—	436
Other costs	—	38

Restructuring charges incurred and expensed	—	4,824
Adjustments to employee termination costs, lease costs and estimated sub-lease rental income	514	—
Less: costs paid	(1,766)	(2,525)

Accrued restructuring costs, end of period	$1,047	$2,299

Accrued restructuring costs as of March 31, 2004 consist of $29 of accrued severance and $1,018 related to a lease commitment.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

15.	DEBT

Debt is comprised of:

	March 31, 2004	March 31, 2003
		(Restated)
Short term debt:
9% convertible subordinated notes (A)	$11,056	$—
16% convertible subordinated notes (B)	9,271	—
Obligations under capital leases	538	736
Supplemental bank loan (D)	2,000	11,000
Advances from International factors (E)	1,625	4,110
Advances from North American factor (C) (please see note 4)	5,006	13,654
Bank participation advance (F)	9,500	9,500
Promissory note (G)	134	737
Bank overdraft	1,989	562

	41,119	40,299

Long term debt:
Obligations under capital leases	240	632

	240	632

	$41,359	$40,931

A.  9% Convertible Subordinated Notes

On February 17, 2004, (the “Initial Closing Date”) we raised gross proceeds of $15,000 (net proceeds of $14,250) in connection with the sale of a 9% Senior Subordinated Convertible Notes (the “9% Notes”), due in February 2007, to an investor. The 9% Notes are convertible into shares of our common stock, at a conversion price of $0.65 per share. Additionally, the investor received warrants to purchase 4,615 shares of our common stock with an exercise price equal to $0.65 per share. The warrants are exercisable for five years from the Initial Closing Date.

Interest due on the 9% Notes is payable semi-annually commencing October 1, 2004. Upon conversion of the 9% Note the related accrued and unpaid interest, if any, shall be paid in cash to the investor. The 9% Notes are collateralized by a second mortgage on our headquarters building, subject to our primary lender’s (GMAC Commercial Credit LLP) consent and an inter-creditor agreement to be entered into post-closing. We were required to deliver documentation of the security agreement and mortgage securing the 9% Notes by March 15, 2004. We delivered forms of such documentation prior to such date, after which the holder of the 9% Notes agreed to waive the requirement to execute and file such documentation by March 15, 2004. The terms of the 9% Notes limit our incurrence of additional indebtedness and preclude the payment of cash dividends.

Commencing August 18, 2004, if the market value of our common stock equals at least $1.625, which is periodically reduced to $0.975 by February 19, 2006, and other specific criteria are met, we have the right to redeem all or a portion of the 9% Notes at the outstanding principal balance of the 9% Notes plus any related accrued interest. The investor has the right to require us to repurchase the 9% Notes in the event of a change in control of the Company, as defined in the agreement or if the 9% Note holder is unable to sell the shares underlying the 9% Notes and related warrants for 135 nonconsecutive days out of 365 consecutive days after the effectiveness of the registration statement. The 9% Notes are subordinate to all our bank debt with our primary lender.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

We have a first option, for a nine month period from February 17, 2004 (the “First Option Period”), to require the investor to purchase $5,000 of additional 9% Notes (the “First Additional 9% Notes”) at a conversion price of $0.65 per share, if during that period the closing bid price of our common stock exceeds $0.8125 per share for twenty consecutive trading days and our common stock continues to be listed on a qualified securities exchange. The investor also has the option, during the First Option Period, to purchase the First Additional 9% Notes from us for $5,000.

We have a second option, for a six month period commencing one year following the Initial Closing Date (the “Second Option Period”), to require the investor to purchase $5,000 of additional 9% Notes (the “Second Additional 9% Notes”) at a conversion price of $0.65 per share, if during the three month period commencing February 17, 2005, the closing bid price of our common stock exceeds $1.30 per share for twenty consecutive trading days or if during the three month period commencing May 17, 2005, the closing bid price of our common stock exceeds $0.975 per share for twenty consecutive trading days and our common stock continues to be listed on a qualified securities exchange. The investor also has the option, for an 18 month period commencing February 17, 2004, to purchase the Second Additional 9% Notes from us for $5,000.

In connection with any purchase of First Additional 9% Notes or Second Additional 9% Notes, the investor would receive additional warrants to purchase a number of shares of our common stock equal to 20% of the number of shares underlying those additional notes, with an exercise price equal to $0.65 per share.

Had we not registered the 9% Notes and all the common shares underlying the securities by August 17, 2004, the conversion price of the 9% Notes would have been reset to $0.60 per share. As a result, at issuance, the 9% Notes did not have a fixed conversion rate and are therefore not considered conventional convertible debt. The Form S-1 registration statement related to the 9% Notes and the common shares underlying the 9% Notes and the related warrants was declared effective on April 8, 2004 at which time the conversion rate was fixed at $0.65 per share. The 9% Notes agreement requires us to use our commercially reasonable efforts to keep the registration statement effective until February 17, 2006. If, after the registration statement is effective, sales of securities cannot be made pursuant to the registration statement for a period of 30 consecutive trading days for any reason, we must pay the investor liquidated damages of 1% per month of the purchase price of the 9% Notes.

Based on the accounting guidance in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (1) the conversion option of the 9% Notes, (2) the warrants issued with the 9% Notes (3) our option to redeem the 9% Notes, (4) the investor’s right to receive warrants at a $0.65 per share exercise price with an option to purchase First or Second Additional 9% Notes and (5) the put option held by the purchaser of the 9% Notes are derivative instruments because we have contractually agreed to register the common shares underlying them and at issuance the conversion option was not at a fixed rate. We have recorded these derivative instruments as liabilities, included in accrued expenses, or assets, included in other current assets, in the accompanying balance sheet, at their fair values as determined by an independent valuation. Until the underlying shares are registered and the registration period ends on February 17, 2006 (unless the 9% Notes or related warrants are converted or exercised prior to that date) and, additionally for the redemption option, conversion option and put option, until the 9% Notes are converted to common stock or repaid, the instruments are considered derivatives and therefore the related liabilities or asset each reporting period will be adjusted to their fair value. We will record adjustments to the liabilities or asset each reporting period as non-cash financing expense or income in the statement of operations until the instruments are no longer considered derivatives and the then fair value of the instruments will be reclassified from a liability or asset to additional paid-in capital.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

We have allocated the proceeds from the sale of the 9% Notes first to the fair values of the derivative instruments related to the 9% Notes with the balance allocated to the 9% Notes. Based on the fair values as of February 17, 2004, the proceeds allocated to the conversion feature of the 9% Notes was $2,975, to the warrants was $1,019, to the right to receive warrants with additional 9% Note purchases held by the purchasers of the 9% Notes was $382, to our redemption option was an asset of $270 and to the 9% Notes was $10,894. The put option had no value as of February 17, 2004. The fair value of the derivative instruments as of March 31, 2004 approximated the fair values as of February 17, 2004 and was included in accrued expenses or other current assets as of March 31, 2004. The fair values of the derivative instruments at issuance represent debt discounts and will be amortized to expense over the term of the 9% Notes or, if earlier, upon their conversion to common stock. As of March 31, 2004, the unamortized debt discount was $3,944. Amortization of the debt discount amounted to $162 for the fiscal year ended March 31, 2004, is included in non-cash financing expense in the statement of operations and increased the balance of the 9% Notes. As of March 31, 2004 we were in default of certain provisions of the 9% Notes and therefore have classified them as short-term debt.

We incurred fees of $1,039 in connection with the 9% Notes transaction for placement agent and investment advisory services, comprised of warrants to purchase 554 shares of our common stock at an exercise price of $0.65 per share with a fair value of $289, and cash payments totaling $750. We are amortizing these fees on a straight-line basis over the term of the 9% Notes or, upon their conversion to common stock. Amortization expense related to the 9% Notes amounted to $38 for the fiscal year ended March 31, 2004, of which $10 is included in non-cash financing expenses in the statement of operations. The unamortized fees of $1,001 as of March 31, 2004 is included in other current assets. Similar to the warrants issued to the private investor, because the shares underlying the warrants are not registered, they are considered derivative instruments under EITF Issue No. 00-19 and therefore until the date the shares are registered and the registration period expires, we are required to revalue the warrants on a quarterly basis and classify them in accrued expenses. The fair value of the placement agent warrants as of March 31, 2004 was $273.

B.  16% Convertible Subordinated Notes

During September and October 2003, we raised gross proceeds of $11,863 (net proceeds of $11,329) in connection with the sale, to a limited group of private investors, of our convertible subordinated notes (the “16% Notes”), due in 2010. On November 12, 2003, we received notification from The Nasdaq Stock Market, Inc. that, in Nasdaq’s opinion, the structure of our September/October 2003 private offering of the 16% Notes was not in compliance with NASD Marketplace Rule 4350(i)(1)(d). The Note offering was structured in a manner we believe complied with Nasdaq’s published rules. However, based upon discussions and agreement with Nasdaq and the holders of the 16% Notes, in December 2003, we amended the terms of the 16% Notes to secure Nasdaq’s agreement that the structure of the 16% Notes complied with their rules.

The amended 16% Notes were initially convertible into 13,262 shares of our common stock, based upon a conversion price of $0.8945 per share. The conversion price is based upon the closing price of our common stock that Nasdaq advised us complied with its interpretation of “market price” as of the time of the 16% Note offering. The terms of the Note agreements provided for an adjustment to the conversion rate, subject to stockholder approval. On January 20, 2004, our stockholders voted to authorize an adjustment of the conversion price to $0.57 per share, a 36% discount from the $0.8945 conversion price. Accordingly, the 16% Notes are convertible into 20,812 shares of our common stock. The interest rate on the 16% Notes is 16% per annum, due semi-annually on each of April 15 and October 15, commencing April 15, 2004. The purchasers of the 16% Notes have also received warrants to purchase approximately 8,193 shares of our common stock, at an exercise price of $0.8945 per share, which exercise price was adjusted to $0.57 when stockholder approval was obtained on January 20, 2004.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

Subject to the consent of the holders of any senior indebtedness and our common stock price closing at an average of $1.14 per share during a specified period, as defined in the agreement, we may, at our option, redeem the 16% Notes in whole but not in part on any date on or after April 5, 2005, at a redemption price, payable in cash, equal to the outstanding principal amount of the 16% Notes plus accrued and unpaid interest thereon to the applicable redemption date if the requirements as documented in the agreement are satisfied. In addition, subject to the consent of the holders of any senior indebtedness, the purchasers of the 16% Notes have a put option to require us to repurchase the 16% Notes at a redemption amount equal to the greater of the principal amount of the 16% Notes plus accrued interest thereon, or the market value of the underlying stock, if we experience a change in control.

In the event our common stock price closes at $1.14 per share for 10 consecutive trading days, we have the right to require the holders of the warrants to exercise the warrants in full, within 10 business days following notification of the forced exercise.

We agreed to file a registration statement to register the shares of our common stock underlying the 16% Notes and warrants by December 19, 2003 and that the shares would be registered by January 26, 2004. The registration statement we filed became effective on April 8, 2004. Because the registration statement was not filed by December 19, 2003 nor effective by January 26, 2004, we incurred penalties to the purchasers of $712, which amount was included in other expense for the fiscal year ended March 31, 2004. The $356 unpaid balance of those penalties was included in accrued expenses as of March 31, 2004.

Based on the accounting guidance in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (1) the conversion option of the 16% Notes, (2) the warrants issued with the 16% Notes and (3) the put option held by the purchasers of the 16% Notes are derivative instruments because we have contractually agreed to register the common shares underlying them and at issuance the conversion option was not at a fixed rate. We have recorded these derivative instruments as liabilities, included in accrued expenses in the accompanying balance sheet, at their fair values as determined by an independent valuation. Until the underlying shares are registered and the required registration period expires, and, additionally for the conversion option and put option, until the 16% Notes are converted to common stock or repaid, the instruments are considered derivatives and therefore the related liabilities each reporting period will be adjusted to their fair value. We will record adjustments to the liabilities each reporting period as non-cash financing expense or income in the statement of operations until the instruments are no longer considered derivatives and the then fair value of the instruments will be reclassified from a liability to additional paid-in capital.

We have allocated the proceeds from the sale of the 16% Notes first to the fair values of the derivative instruments related to the 16% Notes with the balance allocated to the 16% Notes. Based on the fair values at the time of issuance, the proceeds allocated to the conversion feature of the 16% Notes was $305, to the warrants was $2,495 and to the 16% Notes was $9,063. The put option held by the purchasers of the 16% Notes had no value at the time of issuance or as of March 31, 2004. The fair values of the conversion feature of the 16% Notes and the warrants was included in accrued liabilities for derivatives as of March 31, 2004. The fair value of the conversion option and warrants as of March 31, 2004 was $1,513 and $2,218, respectively, which resulted in a $931 charge included in other expense in the statement of operations for the fiscal year ended March 31, 2004. The fair values of the derivative instruments at the time of issuance represent debt discounts that are being amortized to expense over the term of the 16% Notes or, if earlier, upon their conversion to common stock. Such expense amounted to $208 for the fiscal year ended March 31, 2004, is included in non-cash financing expenses

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

and increased the balance of the 16% Notes. On April 8, 2004, the date the registration statement for the shares underlying the 16% Notes became effective, the 16% Notes were to have automatically converted to common stock at $0.57 per share, in accordance with the terms of the 16% Notes. However, because we have not timely paid interest and penalties associated with the 16% Notes, among other reasons, and therefore we are in default under the agreement, as of June 14, 2004 only $5,463 of the total face value of the 16% Notes converted to common stock. Based on the 16% Notes converted to our common stock through June 14, 2004, non-cash financing expense for the first quarter of fiscal 2005 will include a non-cash financing charge of approximately $1,500, equal to the unamortized balance of debt discounts and deferred financing costs related to the converted 16% Notes. The remaining unamortized balance of debt discounts related to the 16% Notes that have not yet converted to our common stock, will be recorded as non-cash financing expense upon their conversion, if it were to occur.

We incurred placement agent fees of $713 in connection with the 16% Notes transaction, comprised of warrants to purchase 267 shares of our common stock at an adjusted exercise price of $0.57 per share with a fair value of $180, and a cash payment of $534. We are amortizing these fees on a straight-line basis over the term of the 16% Notes or, upon their conversion to common stock. Amortization of these placement agent fees amounted to $48 for the fiscal year ended March 31, 2004. The unamortized portion of these fees of $665 is included in other current assets as of March 31, 2004. Similar to the warrants issued to the private investors, because the shares underlying the warrants are not registered, they are considered derivative instruments under EITF Issue No. 00-19 and therefore until the date the shares are registered and the registration period expires, we are required to revalue the warrants on a quarterly basis and classify them in accrued expenses. The fair value of the placement agent warrants as of March 31, 2004 was $143.

As of June 29, 2004, we were in default on our 16% convertible notes with respect to interest payments and late registration payments due under the notes. We are in continued discussions with the holders of the convertible notes and believe that we will be successful in obtaining a waiver of those defaults; however, there can be no assurance that we will be successful in obtaining these waivers. Due to our default under the 16% Notes, for which we are seeking waivers, the note holders may declare the principal and accrued interest balances outstanding immediately due and therefore we have classified the 16% Notes as short-term debt as of March 31, 2004.

C. North American Credit Agreement

We and our primary lender are parties to a North American credit agreement. Pursuant to a June 18, 2004 amendment to the credit agreement, the credit agreement will terminate on August 4, 2004. Under the current credit agreement, our primary lender generally advances cash to us based on a borrowing formula that primarily takes into account the balance of our eligible U.S. receivables that the primary lender expects to purchase in the future, and to a lesser extent our finished goods inventory balances. Advances to us under the North American credit agreement bear interest at 1.50% per annum above our primary lender’s prime rate (5.50% as of March 31, 2004; 5.75% as of March 31, 2003). Borrowings that our primary lender may provide us in excess of an availability formula bear interest at 2.00% above our primary lender’s prime rate. Under the North American credit agreement, we may not borrow more than $12,500 or the amount calculated using the availability formula plus a $3,000 supplemental discretionary loan, whichever is less. Our primary lender has secured all of our obligations under the North American credit agreement with substantially all of our assets. Under the terms of the North American credit agreement, we are required to maintain specified levels of working capital and tangible net worth, among other financial covenants. As of March 31, 2004 and March 31, 2003, while we were not in compliance with respect to some of the financial covenants contained in the agreement, we received waivers from our primary lender.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

D.  Supplemental Bank Loans

Pursuant to the May 4, 2004 amendment to our credit agreement, our primary lender agreed to provide an additional supplemental discretionary loan of $3,000 that, if advanced to us, would be required to be repaid on August 4, 2004, upon the termination of the credit agreement.

In December 2003, our North American credit agreement was amended to allow for a supplemental discretionary loan of up to $4,000 from December 16, 2003 thru December 31, 2003, up to $5,000 from January 1, 2004 through January 31, 2004, up to $3,000 from February 1, 2004 through February 29, 2004, up to $2,000 from March 1, 2004 through March 31, 2004, and up to $1,000 from April 1, 2004 through April 30, 2004. As of March 31, 2004, a supplemental discretionary loan of $2,000 was outstanding. As of April 8, 2004, the supplemental discretionary loan was repaid.

On March 31, 2003, our North American credit agreement was amended which allowed us to borrow supplemental discretionary loans of $11,000 through May 31, 2003, which thereafter was reduced to $5,000 through September 29, 2003 above the standard formula for short-term funding. In accordance with the terms of the amended credit agreement that afforded us the supplemental discretionary loan, as of May 31, 2003, we repaid $6,000 of the supplemental discretionary loan and as of September 26, 2003, we repaid the remaining $5,000. As a condition precedent to our primary lender entering into the amendment, two of our major shareholders, who are also executive officers, otherwise referred to as the Affiliates, pledged an aggregate cash deposit of $2,000 with our primary lender in order to provide a limited guarantee of our obligations. Our primary lender returned the cash deposit to the Affiliates on September 26, 2003 concurrently with our repayment of the supplemental discretionary loan. As consideration to the Affiliates for making the deposit, and based upon the advice of, and a fairness opinion obtained from an independent financial advisor, on March 31, 2003, the Audit Committee approved and the Board of Directors authorized the issuance to each Affiliate 2,000 shares of our common stock with a then aggregate market value of $1,560 ($2,480 as of March 31, 2004) and a warrant to purchase 500 shares of our common stock at an exercise price of $0.50 per share with an aggregate fair value of $305.

In June 2003, Nasdaq advised us that their then unpublished internal interpretation of NASD Marketplace Rule 4350(i)(1)(a) requires us to obtain stockholder ratification of the issuance of the shares to the Affiliates. Therefore, the issuance of the 4,000 common shares are subject to stockholder approval. As a result of the required stockholder approval, variable accounting is being applied to the issuance. Nasdaq has subsequently published a proposed amendment to Marketplace Rule 4350(i)(1)(a) which addresses this issue. Since the common shares became forfeitable, as of June 29, 2003, we reclassified the $1,560 aggregate market value of the shares at issuance from stockholders’ equity to accrued stock-based expenses. We are required to revalue the common shares at each quarter-end, until the market value is fixed if and when the stockholders approve the share issuance. Accordingly, during the fiscal year ended March 31, 2004 we increased accrued stock-based expenses by $920 to the market value of the common shares of $2,480 as of March 31, 2004.

We have expensed the fair value of the stock-based and warrant-based consideration provided to the Affiliates as a non-cash financing expense over the period between the date the initial supplemental loans were advanced in February 2003 and the date they were fully repaid, September 26, 2003. Non-cash financing expense was $2,479 for the fiscal year ended March 31, 2004 and $306 for the seven months ended March 31, 2003.

There were advances outstanding within the standard borrowing formula under the North American credit agreement of $5,006 as of March 31, 2004, and $13,654 (restated) as of March 31, 2003. A supplemental discretionary loan of $2,000 was outstanding as of March 31, 2004 and $11,000 was outstanding as of March 31, 2003.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

During fiscal 2002 and fiscal 2001, our primary lender advanced to us and we repaid supplemental discretionary loans above the standard formula for short-term funding under our North American credit agreement. As additional security for the supplemental loans, two of our executive officers personally pledged as collateral an aggregate of 1,568 shares of our common stock. Our primary lender will release the 1,568 shares of common stock the affiliates pledged following a 30-day period in which we are not in an overformula position exceeding $1,000 and are not otherwise in default under the North American credit agreement. The fair value of our officer’s providing collateral relating to the supplemental loan, or $200, was recorded as a non-cash financing expense over the term of the original related supplemental loan, which ended on January 7, 2002.

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

E.  Advances from International Factors

In fiscal 2001, several of our international subsidiaries entered into a receivables facility with our U.K. bank, an affiliate of our primary lender. On June 18, 2004, the receivables facility with our U.K. bank was amended to terminate on August 4, 2004. We are actively pursuing an alternative facility with another bank. Under the current international facility, we can obtain financing of up to the lesser of approximately $17,650 (£9,750) or 60% of the aggregate amount of eligible receivables from our international operations. The amounts we borrow under the international facility bear interest at 2.00% per annum above LIBOR (5.06% as of March 31, 2004; 5.17% as of March 31, 2003). Our U.K. bank has secured the international facility with the accounts receivable and assets of our international subsidiaries that participate in the facility. We had an outstanding balance under the international facility of $653 as of March 31, 2004 and $4,110 as of March 31, 2003.

In September 2003, a French bank advanced our local subsidiary $1,009 based on the outstanding balances of selected accounts receivable invoices. Customer payments of those invoices made directly to the French bank have been and will be applied to repay the outstanding loan. As of March 31, 2004, the full amount of the advances had been repaid. Our French subsidiary retains the credit risk for the invoices and therefore will cover any customer collection shortfall. The borrowed funds bore interest at 1.30% per annum above the one month EURIBOR rate.

In February 2004, a French bank advanced our local subsidiary $972 based on the outstanding balances of selected accounts receivable invoices. Customer payments of those invoices made directly to the French bank will be applied to repay the outstanding loan. As of March 31, 2004, the full amount borrowed was outstanding. Our French subsidiary retains the credit risk for the invoices and therefore will cover any customer collection shortfall. The borrowed funds bore interest at 1.30% per annum above the one month EURIBOR rate (3.34% as of March 31, 2004). On April 9, 2004, the French bank sent us a letter requesting all outstanding balances be repaid by June 30, 2004.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

F.  Bank Participation Advance

In March 2001, our primary lender entered into junior participation agreements with some investors. As a result of the participation agreements, our primary lender advanced us $9,500 for working capital purposes. The investors associated with $5,500 of the advances were our executive officers and one of our directors of our Board. We are required to repay the $9,500 bank participation advance to our primary lender upon the earlier to occur of the termination of the North American credit agreement, currently August 4, 2004, or March 12, 2005. Our primary lender is required to purchase the participation agreements from the investors on the earlier to occur of March 12, 2005, or the date we repay all amounts outstanding under the North American credit agreement and the agreement is terminated. If we were not able to repay the bank participation advance, the junior participants would have subordinated rights assigned to them under the North American credit agreement for the unpaid balance.

G.  Promissory Note

In March 2003, we provided a promissory note to an independent software developer in the amount of $804. The balance of the note was $134 as of March 31, 2004 and $737 as of March 31, 2003. The note bears interest at a rate of 8% per annum and was due to be fully paid in February 2004.

H. Our debt matures as follows:

Fiscal years ending March 31,
2005	41,119
2006	213
2007	27

$41,359

16.	OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES

We have entered into various equipment capital leases that expire at various dates through fiscal 2007. Future minimum payments under the leases are as follows:

Fiscal years ending March 31,
2005	594
2006	228
2007	36

Total minimum lease payments	858
Amount representing interest	(80)

Present value of net minimum lease payments	778
Less: current portion	(538)

$240

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

We have entered into operating leases for rental space and equipment that expire on various dates through fiscal 2020. Some of the leases contain payment escalation clauses based on inflation. Future minimum rental payments under the operating leases are as follows:

Fiscal years ending March 31,
2005	3,894
2006	2,931
2007	2,082
2008	936
2009	862
Thereafter	8,730

Total minimum operating lease payments	$19,435

Rent expense under operating leases was $3,265 for the fiscal year ended March 31, 2004, $1,663 for the seven months ended March 31, 2003, $1,662 for the seven months ended March 31, 2002, $2,973 for fiscal 2002 and $2,543 for fiscal 2001.

17.	PROVISION FOR INCOME TAXES

Our provision for (benefit from) income taxes is comprised of the following:

	Fiscal Year Ended March 31, 2004	Seven Months Ended March 31, 2003	Fiscal Year Ended
			August 31, 2002	August 31, 2001
Federal	$—	$(125)	$(1,193)	$(798)
Foreign	19	(191)	332	594
State	—	125	141	98

Total income tax provision (benefit)	$19	$(191)	$(720)	$(106)

In each of the years presented, we recorded no deferred tax provision, as we had no net deferred tax assets or liabilities.

We have provided a reconciliation of the Federal statutory income tax rate to our effective income tax rate below:

	Fiscal Year Ended March 31, 2004	Seven Months Ended March 31, 2003	Fiscal Year Ended
			August 31, 2002	August 31, 2001
Statutory tax rate	(35.0)%	(35.0)%	(35.0)%	35.0%
State income taxes, net of Federal income taxes	—	0.1%	1.8%	0.4%
Increase in valuation allowance	34.8%	34.5%	18.3%	—
Utilization of net operating loss carryforward	—	—	—	(36.3)%
Nondeductible expenses	0.2%	0.1%	1.2%	0.2%

Effective income tax rate	0.0%	(0.3)%	(13.7)%	(0.7)%

As of March 31, 2004, we had a U.S. tax net operating loss carryforward of approximately $309,000 which expires in fiscal years 2011 through 2024. Our net operating loss carryforwards and other temporary differences

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

between the financial statement and tax basis carrying amounts of existing assets and liabilities generated net deferred tax assets of $122,670 as of March 31, 2004 and $111,061 as of March 31, 2003. We have provided a valuation allowance against our net deferred tax assets as of March 31, 2004 and March 31, 2003 because of the uncertainty of whether we will be able to realize the deferred tax assets in the future. If we realized all of the March 31, 2004 net deferred tax assets, we would allocate $5,394 to paid-in capital and use the remainder to reduce our income tax expense.

The tax effects of temporary differences that produced our net deferred tax assets as of March 31, 2004 and March 31, 2003 are as follows:

	March 31, 2004	March 31, 2003
		(Restated)
Asset reserves and allowances	$6,805	$17,232
Accrued expenses	599	170
Federal net operating loss carryforwards	108,150	86,100
Foreign net operating loss carryforwards	4,934	6,454
Other	2,182	1,105

	122,670	111,061
Valuation allowance	(122,670)	(111,061)

	$—	$—

We have not provided for additional taxes on income, which would become payable if we repatriated earnings from our foreign subsidiaries because we would be able to substantially offset the tax consequences of the distributions with our available foreign tax credits.

18.	EARNINGS (LOSS) PER SHARE

	Fiscal Year Ended March 31, 2004	Seven Months Ended		Fiscal Years Ended
		March 31, 2003	March 31, 2002	August 31, 2002	August 31, 2001
			(Unaudited)		(Restated)
Basic EPS Computation:
Net (loss) earnings	$(56,408)	$(67,805)	$12,446	$(4,533)	$8,363

Weighted average common shares outstanding	106,252	92,568	81,113	85,732	60,143

Basic net (loss) earnings per share	$(0.53)	$(0.73)	$0.15	$(0.05)	$0.14

Diluted EPS Computation:
Net (loss) earnings	$(56,408)	$(67,805)	$12,446	$(4,533)	$8,363

Weighted average common shares outstanding	106,252	92,568	81,113	85,732	60,143
Dilutive potential common shares:
Stock options and warrants	—	—	4,898	—	6,491

Diluted common shares outstanding	106,252	92,568	86,011	85,732	66,634

Diluted net (loss) earnings per share	$(0.53)	$(0.73)	$0.14	$(0.05)	$0.13

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

We have excluded the effect of convertible notes in our calculation of diluted earnings per share for the fiscal year ended March 31, 2004 and additionally stock options and warrants in our calculation of diluted earnings per share for the fiscal year ended March 31, 2004, the seven months ended March 31, 2003 and the fiscal year ended 2002 because their impact would have been antidilutive. Common stock equivalents excluded from loss per share were 12,693 options, 20,539 warrants and 43,889 shares underlying the 9% and 16% Notes as of March 31, 2004, 14,978 options and 4,787 warrants as of March 31, 2003; and 12,930 options and 3,945 warrants as of August 31, 2002.

19.	STOCK OPTION AND PURCHASE PLANS

A.  Stock Option Plan

Our 1988 stock option plan provided for the grant of up to 25,000 shares of our common stock to employees, directors and consultants. That plan expired in May 1998. On October 1, 1998, our stockholders authorized the adoption of the 1998 stock incentive plan. Based on our stockholders’ authorization on January 20, 2004, under the 1998 stock option plan we are permitted to grant up to 25,442 shares of our common stock to our employees, directors and consultants through the grant of incentive stock options, non-incentive stock options, stock appreciation rights and other stock awards.

For the incentive stock options we granted to employees under the plans, the exercise price per share was equal to the market price of our common stock on the dates of grant, or 110% of the market price for certain employees. For non-incentive stock options granted to employees under the plans, the exercise price per share was not less than 85% of the market price of our common stock on the dates of grant. Generally, outstanding options become exercisable equally over a three-year period starting on the date of grant (although this may be accelerated due to retirement, disability or death). Normally, employees, directors and consultants must exercise their outstanding options within ten years from the date they were granted. Some employees who were granted incentive options must exercise their outstanding options within five years from the date they were granted. As of March 31, 2004, option holders were able to purchase approximately 9,553 shares of our common stock from exercisable options at a weighted-average exercise price of $3.54 per share and we had available for future grant 15,213 options to purchase shares of our common stock. Other than 100 shares of our common stock we issued to an employee, through March 31, 2004, we have not issued any stock appreciation rights or shares of common stock under our 1998 stock incentive plan. In April and June 2004, we issued an aggregate of 4,483 shares of our common stock with a market value of $0.35 to $0.58 per share under our 1998 stock incentive plan to settle liabilities, including accrued sales commissions owed to various vendors.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

Option transactions under the 1988 and 1998 stock option plans for the fiscal year ended March 31, 2004, the seven months ended March 31, 2003, fiscal 2002 and 2001 are summarized below:

	Shares Under Option	Weighted Average Exercise Price
Outstanding, August 31, 2000	11,617	$4.30

Granted	2,528	$1.76
Exercised	(1,347)	$2.01
Canceled	(2,597)	$4.17

Outstanding, August 31, 2001	10,201	$4.01

Granted	5,373	$4.08
Exercised	(1,112)	$2.94
Canceled	(1,532)	$3.96

Outstanding, August 31, 2002	12,930	$4.14

Granted	4,348	$0.92
Exercised	(10)	$1.03
Canceled	(2,290)	$3.35

Outstanding, March 31, 2003	14,978	$3.32

Granted	556	$0.71
Exercised	(110)	$0.40
Canceled	(2,731)	$3.43

Outstanding, March 31, 2004	12,693	$3.21

Included in the options granted for the seven months ended March 31, 2003, were 1,375 options granted at a weighted average exercise price of $0.43 per share, a price 15% below the market price of our common stock on the grant date. As the options vested immediately, the aggregate excess of the market value over the exercise prices of $79 was recorded as compensation expense for the seven months ended March 31, 2003.

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

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

Options outstanding under the 1988 and 1998 stock option plans as of March 31, 2004 are summarized in ranges as follows:

Range of Exercise Price	Weighted Average Exercise Price	Number of Options Outstanding	Weighted Average Remaining Life
$ 0.39 - $ 0.58	$0.43	1,409	9.0 years
0.59 - 0.88	0.71	536	9.4 years
0.91 - 1.34	1.17	2,177	8.2 years
1.41 - 2.09	1.77	755	6.7 years
2.15 - 3.18	2.66	1,148	7.0 years
3.23 - 4.84	4.04	5,422	5.4 years
4.86 - 7.25	5.68	455	4.1 years
7.50 - 10.88	8.17	626	2.7 years
12.13 - 16.38	15.67	90	0.6 years
24.00 - 24.00	24.00	75	1.3 years

		12,693

B.  Employee Stock Purchase Plan

Effective May 4, 1998, we adopted an employee stock purchase plan to provide employees who meet eligibility requirements an opportunity to purchase shares of our common stock through payroll deductions of up to 10% of eligible compensation. Bi-annually, we use participant account balances to purchase shares of our common stock at a per share price of 85% of the lesser of the fair market value per share on the exercise date or the price on the offering date. The plan will remain in effect for a term of 20 years, unless terminated sooner by our Board of Directors. A total of 3,000 shares of our common stock are available for employees to purchase under the plan. Employees purchased 155 shares of our common stock in fiscal 2004, 140 shares of our common stock in the seven months ended March 31, 2003, 341 shares of our common stock in fiscal 2002 and 233 shares of our common stock in fiscal 2001 under the plan.

20.    EQUITY

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

In June 2003, we received net proceeds of $8,314 from a private placement of 16,383 shares of our common stock at prices ranging from $0.50 to $0.60 per share. The per share price represented an approximate 20% discount to the then recent public trading price of our common stock. In August 2003, our registration statement covering the shares of common stock issued in the offering became effective. Based on the purchase agreement, we were obligated to pay each investor an amount equal to 1% of the purchase price paid for the shares for every 30-day period which passed commencing August 3, 2003 that the registration statement was not declared effective. Because the registration statement was declared effective subsequent to August 3, 2003, we recorded a charge of $90, which is included in other income (expense) for the fiscal year ended March 31, 2004. In connection with the private placement, we issued warrants to purchase 478 shares of our common stock with an exercise price of $0.50 per share to certain of the private placement investors and the placement agent. Of such warrants, 150 were exercised in October 2003. In addition, as a result of the private placement and anti-dilution provisions included in certain warrants then outstanding, the number of shares issuable under the warrants increased and the exercise price of the warrants decreased to $0.50 per share. The following table summarizes the warrant modifications:

	Modified		Original		Expiration Date
Issuance Purpose	Number	Exercise Price	Number	Exercise Price
Junior Participation	2,032	$0.50	1,270	$1.25	March, 2006
2002 Officer	2,283	0.50	1,250	2.88	April, 2012

	4,315	0.50	2,520	2.06

B. Early Retirement and Conversion of 10% Convertible Subordinated Notes

In February 1997, we issued $50,000 of unsecured 10% convertible subordinated notes. On March 1, 2002, we repaid the remaining $12,190 principal balance outstanding on the notes plus the related accrued interest due. The notes were convertible into shares of our common stock prior to maturity at a conversion price of $5.18 per share.

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

In March and April 2001, we retired a total of $13,875 in principal amount of the notes for an aggregate purchase price of $6,751. Of the $6,751 purchase price, $3,934 was raised through a concurrent sale of 3,147 shares of our common stock to the same note holders, based on a purchase price of $1.25 per share. The purchase

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

price of $1.25 per share was approximately $0.24 below the fair value of our common stock on the date the shares were issued, which equated to a total discount of $754. The $6,751 purchase price we paid for the notes included cash of $5,997 and the discount of $754. As a result of the note retirement, we recorded a gain on early retirement of debt of $7,124 in the third quarter of fiscal 2001. In the fourth quarter of fiscal 2001, we reduced the gain by $2,798 in connection with the delayed effectiveness of our registration statement filed with the SEC covering the resale of the common stock purchased by the former note holders. The charge equates to the fair value of 750 shares of our common stock we issued to the note holders due to the delayed effectiveness. On December 12, 2001, the SEC declared our registration statement effective.

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

C. Warrants

In March 2001, we issued to investors in the junior participation (please see note 15F) five-year warrants to purchase an aggregate of 2,375 shares of our common stock exercisable at a price of $1.25 per share, which included a total of 1,375 warrants we issued to some of our executive officers and to one of the directors of our Board, who joined in the junior participation. The fair value of the warrants of $1,751, based on the Black-Scholes option pricing model, was recorded as a deferred financing cost. We amortized the balance as a non-cash financing expense evenly over two and one-half years through August 31, 2003, the date on which the related North American credit agreement was then due to terminate. In fiscal 2002, we issued 750 shares of our common stock to unrelated investors and 105 shares of our common stock to one of our directors relating to the exercise of these warrants. In fiscal 2001, we issued 250 shares of our common stock to unrelated investors relating to the exercise of these warrants.

In October 2001, we issued to two of our executive officers warrants to purchase a total of 1,250 shares of our common stock at an exercise price of $2.88 per share, the market value of our common stock on the grant date. We issued the warrants to the officers in consideration for their services and personal pledge of 1,250 shares of our common stock to our primary lender, as additional security for our supplemental discretionary loans (please see note 15D).

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

On March 31, 2003, as a result of the 4,000 common shares authorized to be issued to the Affiliates in connection with the amendment to the North American credit agreement with our primary lender (please see note 15D) and the anti-dilution provisions associated with certain warrants outstanding on the date of our authorization to issue the shares unrelated to the Affiliates, the number of shares issuable under the warrants increased and the exercise price decreased to $0.39 per share. We have amortized the excess of the fair value of the total modified warrants over the fair value of the original warrants of $165, as calculated using the Black-Scholes option pricing model, as a non-cash financing expense on a straight-line basis over the period between March 31, 2003 through September 26, 2003, the date on which we fully repaid the supplemental discretionary loan. The related non-cash financing expense amounted to $165 for the fiscal year ended March 31, 2004.

In March 2003, warrants to issue 594 shares of our common stock with an exercise price of $3.61 per share expired unexercised.

As of March 31, 2004 and March 31, 2003, we had common shares reserved for issuance for the following warrants:

	March 31, 2004		March 31, 2003		Expiration Date
Issuance Purpose	Number	Exercise Price	Number	Exercise Price
Junior participation	2,032	$0.50	1,270	$1.25	March, 2006
2002 officer	2,283	0.50	1,250	2.88	April, 2012
2003 officer	1,000	0.50	1,000	0.50	March, 2008
1997 financing	569	0.39	569	0.39	February, 2006
2000 financing	210	0.39	210	0.39	July, 2005
2002 financing	255	0.39	255	0.39	October, 2006
2001 private placement	233	3.46	233	3.46	July, 2004
2003 private placement—June 2003	328	0.50	—	—	June, 2008
2003 private placement—16% convertible notes	8,460	0.57	—	—	September, 2010
2004 private placement—9% convertible notes	5,169	0.65	—	—	February, 2009

	20,539	0.59	4,787	1.44

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

Please see note 15D regarding 4,000 shares issued to our Co-Chairmen as consideration for their depositing a total of $2,000 with our primary lender in order to provide a limited guarantee on our obligations.

On June 14, 2004, two executive officers purchased an aggregate of 2,412 shares of common stock for $844, the market value of the common stock. The common stock was issued under the 1998 Stock Incentive Plan.

21.	STOCKHOLDERS’ RIGHTS

In the fourth quarter of fiscal 2000, our Board of Directors declared a dividend distribution of one right for each outstanding share of our common stock to stockholders of record at the close of business on June 21, 2000. Each right entitles the registered holder to purchase from us a unit consisting of one one-thousandth of a share of Series B junior participating preferred stock, $0.01 par value, at a purchase price of $30 per unit, subject to adjustment. The description and terms of the rights are set forth in a rights agreement, dated as of June 5, 2000, between us and Computershare Trust Co., as Rights Agent.

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

22.	MAJOR SUPPLIERS AND CUSTOMERS AND RELATED PARTY TRANSACTIONS

A. Major Suppliers and Customers

We are substantially dependent on Nintendo, Sony and Microsoft as they are the sole manufacturers of the software we develop for their game consoles and they are the owners of the proprietary information and technology we need to develop software for their game consoles. Please see note 23 in which we present a table, which indicates the percentages of our gross revenue we derived from software titles we developed for each of the game consoles.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

Our major customers represented the following percentages of our gross revenues:

	Fiscal Year Ended March 31, 2004	Seven Months Ended		Fiscal Years Ended
		March 31, 2003	March 31, 2002	August 31, 2002	August 31, 2001
			(Unaudited)
Customer 1	7%	6%	9%	10%	12%
Customer 2	4%	8%	9%	9%	11%

B.  Related Party Transactions

Fees for services

We pay sales commissions to a firm, which is owned and controlled by one of our executive officers, who is also a director and a principal stockholder. The firm earns these sales commissions based on the amount of our software sales the firm generates. Commissions earned by the firm amounted to $(3) for the fiscal year ended March 31, 2004, $279 for the seven months ended March 31, 2003, $315 for the seven months ended March 31, 2002, $535 for fiscal 2002 and $330 for fiscal 2001. We owed the firm $255 as of March 31, 2004 and $498 as of March 31, 2003.

During previous fiscal years, we received legal services from two law firms of which two members of our Board of Directors are partners. We incurred fees from one of those firms of $640 for the fiscal year ended March 31, 2004 and $528 for the seven months ended March 31, 2003. We incurred fees from both firms of $318 for the seven months ended March 31, 2002, $644 for fiscal 2002 and $665 for fiscal 2001. We owed fees of $419 as of March 31, 2004 and $353 as of March 31, 2003 to one of the firms.

We incurred investment-banking fees totaling $284 for fiscal 2001 from a broker-dealer of which an individual on our Board of Directors is a member. We owed the broker-dealer $104 as of August 31, 2001 which we paid during fiscal 2002.

Notes receivable

In October 2002, we loaned a senior executive in the UK $300 under a promissory note for the purpose of purchasing a new residence. Our Compensation Committee of the Board of Directors approved the terms and provisions of the loan in April 2002. The promissory note bears interest at a rate of 6.00% per annum. Security for the repayment of the promissory note is a mortgage on the executive’s principal residence. The maturity date of the note is November 1, 2005. In May 2003, in accordance with the note’s original terms, 50% of the loan was forgiven. An additional 25% will be forgiven in each of October 2004 and October 2005 so long as the executive remains employed with Acclaim. If the executive voluntarily leaves the employment of Acclaim or is terminated for cause, at any time prior to the maturity date of the note, the executive must repay a pro-rata portion of the unpaid principal balance of the loan plus accrued and unpaid interest thereon. We are recording compensation expense for the principal balance of the loan over the periods that each portion will be forgiven. Accordingly, we expensed $145 during the fiscal year ended March 31, 2004 and $133 during the seven months ended March 31, 2003. The portion of the principal balance under the loan not expensed was $22 as of March 31, 2004 and $167 as of March 31, 2003, which was included in other receivables.

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

In August 1998, relating to an officer’s employment agreement, we loaned one of our officers $500 under a promissory note. We reduced the note balance by $50 in August 1999, relating to the officer’s employment agreement, and by $200 in January 2000 relating to the employee’s termination. The note bore no interest and was required to be repaid on the earlier to occur of the sale or transfer of the former officer’s personal residence or August 11, 2003. In December 2003, we collected $150 of the outstanding note and, as a result of our forgiving repayment of the balance, expensed the remaining $100. As of March 31, 2003, $250 was outstanding under the note and was included in other receivables.

In April 1998, relating to an officer’s employment agreement, we loaned one of our executive officers $200 under a promissory note. The note bore interest at our primary lender’s prime rate plus 1.00% per annum. The balance outstanding under the loan, included in other receivables, was $302 as of March 31, 2003 (including accrued interest of $102) and was repaid in April 2003.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

Warrants

In October 2001, we issued to two of our executive officers warrants to purchase a total of 1,250 shares of our common stock at an exercise price of $2.88 per share, the market value of our common stock on the grant date. We issued the warrants to the officers in consideration for their services and personal pledge of 1,250 shares of our common stock to our primary lender, as additional security for our supplemental discretionary loans.

Please also see Notes 15D (Supplemental Bank Loans), 15F (Bank Participation Advance), 20C (Warrants) and 20D (Other Equity Transactions).

23.	SEGMENT INFORMATION

Our chief operating decision-maker is our Chief Executive Officer. We have two reportable segments, North America and Europe and Pacific Rim, which we organize, manage and analyze geographically and which operate in one industry segment: the development, marketing and distribution of entertainment software. We have presented information about our operations for the fiscal year ended March 31, 2004, seven months ended March 31, 2003, and 2002, and the fiscal years ended August 31, 2002 and 2001:

	North America	Europe and Pacific Rim	Eliminations	Total
Fiscal Year Ended March 31, 2004
Net revenue from external customers	$68,665	$74,014	$—	$142,679
Intersegment revenue	6	—	(6)	—

Total net revenue	$68,671	$74,014	$(6)	$142,679

Interest income	$175	$55	$—	$230
Interest expense	4,876	774	—	5,650
Depreciation and amortization	4,524	987	—	5,511
Operating loss	(40,438)	(4,755)	—	(45,193)
Identifiable assets as of March 31, 2004	24,492	22,846	—	47,338

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

	North America	Europe and Pacific Rim	Eliminations	Total
Seven Months Ended March 31, 2003
Net revenue from external customers	$43,347	$58,242	$—	$101,589
Intersegment sales	17	7,875	(7,892)	—

Total net revenue	$43,364	$66,117	$(7,892)	$101,589

Interest income	$415	$50	$—	$465
Interest expense	3,065	717	—	3,782
Depreciation and amortization	3,329	795	—	4,124
Operating loss	(61,059)	(3,065)	—	(64,124)
Identifiable assets as of March 31, 2003	49,474	30,463	—	79,937

Seven Months Ended March 31, 2002 (Unaudited)
Net revenue from external customers	$116,827	$43,361	$—	$160,188
Intersegment sales	39	5,632	(5,671)	—

Total net revenue	$116,866	$48,993	$(5,671)	$160,188

Interest income	$386	$94	$—	$480
Interest expense	4,068	531	—	4,599
Depreciation and amortization	4,073	795	—	4,868
Operating profit	16,723	2,144	—	18,867
Identifiable assets as of March 31, 2002	112,573	34,147	—	146,720

Fiscal 2002
Net revenue from external customers	$184,478	$84,210	$—	$268,688
Intersegment sales	99	11,603	(11,702)	—

Total net revenue	$184,577	$95,813	$(11,702)	$268,688

Interest income	$1,331	$124	$—	$1,455
Interest expense	6,291	929	—	7,220
Depreciation and amortization	6,960	1,507	—	8,467
Operating profit	3,461	1,436	—	4,897
Identifiable assets as of August 31, 2002	139,543	43,352	—	182,895

Fiscal 2001 (Restated)
Net revenue from external customers	$136,685	$51,383	$—	$188,068
Intersegment sales	317	8,588	(8,905)	—

Total net revenue	$137,002	$59,971	$(8,905)	$188,068

Interest income	$377	$94	$—	$471
Interest expense	9,393	1,250	—	10,643
Depreciation and amortization	7,104	1,758	—	8,862
Operating profit	11,125	3,160	—	14,285
Identifiable assets as of August 31, 2001	86,508	29,122	—	115,630

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

Our gross revenue was derived from the following product categories:

	Fiscal Year Ended March 31, 2004	Seven Months Ended		Fiscal Years Ended
		March 31, 2003	March 31, 2002	August 31, 2002	August 31, 2001
			(Unaudited)
Cartridge-based software:
Nintendo Game Boy	2%	4%	8%	7%	11%
Nintendo 64	—	—	—	—	2%

Subtotal for cartridge-based software	2%	4%	8%	7%	13%

Disc-based software:
Sony PlayStation 2: 128-bit	55%	64%	57%	52%	33%
Sony PlayStation 1: 32-bit	3%	3%	7%	4%	41%
Microsoft Xbox: 128-bit	24%	15%	8%	13%	—
Nintendo GameCube: 128-bit	13%	13%	19%	22%	—
Sega Dreamcast: 128-bit	—	—	—	—	9%

Subtotal for disc-based software	95%	95%	91%	91%	83%

PC software	3%	1%	1%	2%	4%

Total	100%	100%	100%	100%	100%

24.	COMMITMENTS AND CONTINGENCIES

A.  Legal Proceedings

Various claims and actions have been asserted or threatened against us, including numerous litigations regarding the failure to make payments when due, including licensor or royalty payments in the ordinary course of business. Management expects that the outcome of these asserted or threatened claims or actions individually would not have a materially adverse effect on our consolidated financial position and results of operations taken as a whole however, if a significant number of these matters were not resolved in our favor, they could have a material adverse effect on our consolidated financial position or results of operations. If matters relating to the failure to pay licensor royalties when due are not ultimately determined in our favor or settled, then we may lose the use of those licenses.

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

In 2003, fourteen class action complaints asserting violations of federal securities laws were filed against the Company and certain of its officers and/or directors. By order dated July 3, 2003, the Court consolidated all

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

fourteen actions into one action entitled In re Acclaim Entertainment, Inc. Securities Litigation, Master File No 2, 03-CV-1270 (EDNY) (JS) (ETB), and appointed class members Penn Capital Management, Robert L. Mannard and Steve Russo as lead plaintiffs, and also approved lead plaintiffs’ selection of counsel. Plaintiffs served a Consolidated Amended Complaint (the “Consolidated Complaint”) on or about September 1, 2003. The defendants in the consolidated action are the Company, Gregory Fischbach, Edmond Sanctis, James Scoroposki and Gerard F. Agoglia. The Consolidated Complaint alleges a class period from October 14, 1999 through January 13, 2003. The Consolidated Complaint alleges that the Company engaged in a variety of wrongful practices which rendered statements made by the Company and its financial statements to be false and misleading. Among other purported wrongful practices, the Consolidated Complaint alleges that Acclaim engaged in “channel stuffing,” a practice by which Acclaim allegedly delivered excess inventory to its distributors to meet or exceed analysts’ earnings expectations and inflate its sales results; entered into “conditional sales agreements” whereby Acclaim’s customers allegedly were induced to accept delivery of Acclaim products prior to a quarter-end reporting period on the condition that Acclaim would accept the return of any unsold product after the quarter-end, and that Acclaim falsified sales reports and manipulated the timing and recognition of price concessions and discounts granted to its retail customers. The Consolidated Complaint further alleges that Acclaim engaged in improper accounting practices, including the improper recognition of sales revenue; manipulation of reserves associated with concessions, chargebacks and/or sales discounts granted to customers; and the improper reporting of software development costs. The Consolidated Complaint alleges that as a result of these practices defendants violated § 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and that the individual defendants violated § 20(a) of the 1934 Act. The Consolidated Complaint seeks compensatory damages in an unspecified amount. On December 3, 2003 the Company moved to dismiss the Consolidated Complaint. Plaintiffs opposed the motion to dismiss on January 20, 2004, and the Company submitted its reply papers on February 20, 2004. The court denied the motion. A scheduling conference has been scheduled for August 9, 2004. We are defending this action vigorously and are not in a position to determine the impact on the financial statements, if any, or the ultimate resolution of this matter.

In April and May 2004, we received notification from Battleborne Entertainment, Inc. (“Battleborne”) that due to various contractual disputes between us and Battleborne regarding our development agreement with Battleborne relating to the development of the videogame entitled Combat Elite: WWII Paratroopers, they were terminating the development agreement. We disagree with their interpretations of the development agreement and demanded that Battleborne fulfill its contractual obligations under the development agreement. In June 2004, Battleborne brought an action in New York state Supreme Court, Nassau County, seeking a temporary restraining order enjoining the release of the title until the contractual disputes have been resolved. The temporary restraining order was granted and the matter was scheduled by the court for expedited discovery by both sides. We are also in continued discussions with Battleborne in an effort to resolve this matter amicably.

In June 2004, we received notification from Classic Media, Inc. (“Classic”), the licensor of the intellectual property Turok, that due to failure to make certain royalty payments relating to the videogame title Turok: Evolution that our license agreement with Classic was terminated. We are in discussions with Classic in an effort to resolve this matter amicably.

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

B. Letters of Credit

As of March 31, 2004, we had outstanding letters of credit aggregating $6,526 for the purchase of merchandise. Approximately $185 as of March 31, 2004 and $396 as of March 31, 2003 of our trade accounts payable balance was collateralized under outstanding letters of credit.

C. Indemnification

Under the terms of substantially all of our software revenue sharing agreements with customers that, among other things, rent our software to consumers, we have agreed to indemnify our customers for all costs and damages arising from claims against such customers based on, among other things, allegations that the Company’s software infringes the intellectual property rights of a third party. Such indemnification provisions are accounted for in accordance with SFAS No. 5. Through March 31, 2004, there have not been any claims under such indemnification provisions.

D. Employee Benefits

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

E. License Agreement Contingency

In May 2004, we received notification from The Major League Baseball Player’s Association (MLBPA) that we were late in making certain royalty payments and our license was terminated and that if we did not make the payments in a timely fashion, as well as certain other remedies, that our license would not be reinstated. As of June 14, 2004, we have made all required payments to the MLBPA and are current with our payment obligations with certain MLB players, however we have not reached agreement with the MLBPA regarding the other requested remedies and MLBPA is considering the license terminated. We disagree with MLBPA’s interpretation of the license agreement provisions and have advised them as such. We are in continued discussions with MLBPA, but can not determine the ultimate outcome of this matter or the impact, if any, on our consolidated financial statements.

25. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following financial information is presented for each of the quarters in the twelve months ended March 31, 2004 and 2003.

Fiscal Year Ended March 31, 2004

	Quarters Ended
	June 29, 2003	September 28, 2003	December 28, 2003	March 31, 2004	Total

Net revenue	$33,070	$41,345	$39,273	$28,991	$142,679
Cost of revenue	19,905	20,472	19,943	18,278	78,598
Net loss	(18,049)	(4,005)	(8,994)	(25,360)	(56,408)
Diluted net loss per share	(0.19)	(0.04)	(0.08)	(0.23)	(0.53)

ACCLAIM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Amounts for the seven months ended March 31, 2002 are unaudited)

Twelve Months Ended March 31, 2003

	Quarters Ended
	June 30, 2002	September 29, 2002	December 29, 2002	March 31, 2003	Total

Net revenue	$58,305	$59,877	$63,947	$27,960	$210,089
Cost of revenue	26,109	34,196	34,174	37,522	132,001
Net loss	(754)	(22,816)	(16,234)	(44,980)	(84,784)
Diluted net loss per share	(0.01)	(0.25)	(0.18)	(0.49)	(0.92)

The sum of the unaudited quarterly net loss per share amounts do not always equal the annual amount reported, because we compute per share amounts independently for each quarter and for the twelve months based on our weighted average common and common equivalent shares outstanding in each such period.

We have restated previously filed quarterly information. Please see note 2.

Item	9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item	9A. Controls and Procedures.

The Company’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company’s management, of the effectiveness of the Company’s disclosure and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, except for the matters disclosed below with respect to internal controls.

No change occurred in the Company’s internal controls concerning financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting, except the following:

At the end of April 2004, while closing the books for the year ended March 31, 2004, we determined that our bank advances reflected in our financial records as of March 31, 2004 were understated by $9.5 million, which resulted from an accounting error in fiscal 2001 when we incorrectly recorded a bank participation advance. In fiscal 2001, we did not independently track our bank advance transactions and reconcile them to the bank statement, but adjusted our financial records to the balance on the bank statement. This was a material weakness in internal control. In fiscal 2002 we implemented procedures to independently track all our bank advance transactions and reconcile those transactions to the bank statement; however, the error was not detected until April 2004 because it was carried forward in a beginning balance in the reconciliations. This deficiency was eliminated when the opening balance of the monthly bank advance reconciliation, in which the error was embedded and carried forward from period to period, was properly reconciled by us in April 2004. We now independently track and reconcile all transactional elements of our daily activity with the bank between the bank statement and our books and records ensuring that all transactions are properly recorded.

PART III

Item	10. Directors and Executive Officers of the Registrant.

Information called for by Item 10 of Form 10-K is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for its annual meeting of Stockholders relating to fiscal 2004 (the “Proxy Statement”), which is incorporated herein by reference, and under the heading “Executive Officers of the Company” in the Business section included herein.

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

Item	14. Principal Accountant Fees and Services

Information called for by Item 14 of Form 10-K is set forth under the heading “Principal Accountant Fees and Services” in the proxy statement, which is incorporated herein by reference.

PART IV

Item	15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

1.	FINANCIAL STATEMENTS

The following financial statements of the Company are included in Part II Item 8:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets—March 31, 2004 and March 31, 2003 (Restated).

Consolidated Statements of Operations—Fiscal Year Ended March 31, 2004, Seven Months Ended

March 31, 2003 and 2002 (Unaudited) and Fiscal Years Ended August 31, 2002 and 2001 (Restated).

Consolidated Statements of Stockholders’ (Deficit) Equity—Fiscal Year Ended March 31, 2004, Seven

Months Ended March 31, 2003 (Restated) and Fiscal Years Ended August 31, 2002 (Restated) and 2001 (Restated).

Consolidated Statements of Cash Flows—Fiscal Year Ended March 31, 2004, Seven Months Ended

March 31, 2003 and 2002 (Unaudited) (Restated) and Fiscal Years Ended August 31, 2002 (Restated) and 2001 (Restated).

Notes to Consolidated Financial Statements.

2.	FINANCIAL STATEMENT SCHEDULE:

(a)    Financial statements:

All financial statements are filed in Part II of this report under Item 8—”Financial Statements and Supplementary Data.”

Schedule II—Allowance for Price Concessions and Returns

All other schedules have been omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(b)    Current Reports on Form 8-K filed:

January 22, 2004

January 23, 2004

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

10.11

Revolving Credit and Security Agreement dated as of January 1, 1993 between the Company, Acclaim Distribution Inc., LJN Toys, Ltd., Acclaim Entertainment Canada, Ltd. and Arena Entertainment Inc., as borrowers, and GMAC Commercial Credit LLC as successor by merger to BNY Financial Corporation (“GMAC”), as lender, as amended and restated on February 28, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form10-Q for the period ended February 28, 1995), as further amended and modified by (i) the Amendment and Waiver dated November 8, 1996, (ii) the Amendment dated November 15, 1998, (iii) the Blocked Account Agreement dated November 14, 1996, (iv) Letter Agreement dated December 13, 1986, and (v) Letter Agreement dated February 24, 1997 (each incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed on March 14, 1997)

10.12

Restated and Amended Factoring Agreement dated as of February 28, 1995 between the Company and GMAC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 1995), as further amended and modified by the Amendment to Factoring Agreements dated February 24, 1997 between the Company and GMAC (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K filed on March 14, 1997)

10.13

Amendment to Revolving Credit and Security Agreement and Restated and Amended Factoring Agreement, dated March 14, 2002 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 3, 2002).

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

Exhibit No.	Description

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

10.47	Agreement between the Company and GMAC Commercial Finance LLC regarding waiver of certain covenant defaults and termination of credit agreement.

10.48	Waiver and Amendment Agreement between the Company and GMAC Commercial Finance LLC dated May 4, 2004.

10.49	Extension Agreement between the Company and GMAC Commercial Finance LLC dated as of June 18, 2004.

†23.1	Consent of KPMG LLP.

†31.1	Certification of CEO pursuant to Rule13a-146(a)/15d-14(b).

†31.2	Certification of CFO pursuant to Rule13a-146(a)/15d-14(b).

†32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to certain portions of this exhibit, which have been omitted therefrom and have been separately filed with the Commission.
+	Management contract or compensatory plan or arrangement.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCLAIM ENTERTAINMENT, INC.

By:	/s/ RODNEY P. COUSENS
Rodney P. Cousens Chief Executive Officer and President

June 29, 2004

By:	/s/ GERARD F. AGOGLIA
Gerard F. Agoglia Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

June 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GREGORY E. FISCHBACH Gregory E. Fischbach	Co-Chairman of the Board and Director	June 29, 2004

/s/ JAMES SCOROPOSKI James Scoroposki	Co-Chairman of the Board; Senior Executive Vice President; Treasurer; Secretary; and Director	June 29, 2004

/S/ BERNARD J. FISCHBACH Bernard J. Fischbach	Director	June 29, 2004

/S/ MICHAEL TANNEN Michael Tannen	Director	June 29, 2004

/s/ ROBERT GROMAN Robert Groman	Director	June 29, 2004

/s/ JAMES SCIBELLI James Scibelli	Director	June 29, 2004

/S/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	June 29, 2004

SCHEDULE II

ACCLAIM ENTERTAINMENT, INC.

AND SUBSIDIARIES

ALLOWANCE FOR PRICE CONCESSIONS AND RETURNS

(In thousands of dollars)

Period	Balance at Beginning of Period	Provisions for Price Concessions and Returns	Price Concessions and Returns	Balance at End of Period
Fiscal year ended March 31, 2004	$48,310	$29,774	$57,838	$20,246	*
Seven months ended March 31, 2003	42,175	55,938	49,803	48,310	*
Fiscal year ended August 31, 2002	22,734	67,024	47,583	42,175	*
Fiscal year ended August 31, 2001 (restated)	67,317	15,899	60,482	22,734	*

*	Includes accrued price concessions of $10,740 as of March 31, 2004, $19,623 as of March 31, 2003, $10,001 as of August 31, 2002 and $5,887 as of August 31, 2001 as well as accrued rebates of $1,192 as of March 31, 2004, $2,010 as of March 31, 2003 and $1,957 as of August 31, 2002.